Form 10-Q
period 1996-06-30
AMPEX CORP /DE/
filed 1996-07-26
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                          Commission File No. 0-20292

                               AMPEX CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                               13--3667696
       (State of Incorporation)       (I.R.S. Employer Identification Number)

                                  500 Broadway
                      Redwood City, California 94063-3199
          (Address of principal executive offices, including zip code)

                                 (415) 367-2011
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 15, 1996, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 45,002,617. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

385846.5

                               AMPEX CORPORATION

                                   FORM 10-Q

                          Quarter Ended June 30, 1996

                                     INDEX

                                                                         Page

PART I -- FINANCIAL INFORMATION............................................2

 Item 1.  Financial Statements.............................................2

           Consolidated Balance Sheets (unaudited) at June 30, 1996
           and December 31, 1995...........................................3

           Consolidated Statements of Operation (unaudited) for the
           three months and six months ended June 30, 1996 and 1995........4

           Consolidated Statements of Cash Flows (unaudited) for the
           six months ended June 30, 1996 and 1995.........................5

           Notes to Unaudited Consolidated Financial Statements............6

 Item 2.  Management's Discussion and Analysis of Financial Condition and

          Results of Operations............................................9

PART II OTHER INFORMATION..................................................18

     Item 1.     Legal Proceedings.........................................18

     Item 2.     Changes in Securities.....................................19

     Item 3.     Defaults Upon Senior Securities...........................19

     Item 4.     Submission of Matters to a Vote of Security Holders.......19

     Item 5.     Other Information.........................................19

     Item 6(a).  Exhibits..................................................19

     Item 6(b).  Reports on Form 8-K.......................................19

     Signatures............................................................20

                        PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

         See pages 3-8.

                                       2
385846.5

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)






                                                                                 June 30,        December 31,
                                                                                  1996             1995
                                                                               -------------     ------------
         ASSETS
         Current assets:
            Cash and cash equivalents                                          $      3,613      $     6,765
            Short-term investments                                                   24,521           12,885
            Notes receivable                                                          8,257                -
            Accounts receivable (net of allowances of $2,343 and $2,541)             15,181           15,394
            Inventories                                                              16,172           12,512
            Other current assets                                                      2,070            2,915
                                                                               -------------     ------------
               Total current assets                                                  69,814           50,471

         Property, plant and equipment                                                8,371           37,759
         Other assets                                                                 7,659              421
                                                                               -------------     ------------
               Total assets                                                    $     85,844      $    88,651
                                                                               =============     ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current liabilities:
            Notes payable                                                      $      1,118      $     2,246
            Accounts payable                                                          9,339            9,745
            Income taxes payable                                                        440            1,334
            Accrued restructuring costs                                               2,132            2,464
            Other accrued liabilities                                                21,204           23,940
                                                                               -------------     ------------
               Total current liabilities                                             34,233           39,729
         Long-term debt                                                               1,431           31,585
         Other liabilities                                                           67,328           65,080
         Deferred income taxes                                                        1,379            1,379
         Accrued restructuring costs                                                  6,959            8,265
                                                                                 -----------       ----------
               Total liabilities                                                    111,330          146,038
                                                                               -------------     ------------

         Commitments and contingencies (Note  6)

         Redeemable nonconvertible preferred stock, $1,000 liquidation value:
            Authorized: 69,970 shares 1996 and 1995
            Issued and outstanding - 69,970 shares 1996 and 1995                     69,970           69,970

         Stockholders' deficit:
            Preferred stock, $1.00 par value:
               Authorized: 842,838 shares 1996 and 1995
               Issued and outstanding - none 1996 and 1995                                -                -
            Common stock, $.01 par value:
               Class A:
                  Authorized:  125,000,000 shares 1996 and 1995
                  Issued and outstanding - 45,002,617 shares 1996;
                  32,309,662 shares 1995                                                450              323
               Class C:
                  Authorized: 50,000,000 shares 1996 and 1995
                  Issued and outstanding - none 1996; 2,107,807 shares 1995               -               21
            Other additional capital                                                379,196          355,172
            Note receivable from stockholder                                         (1,779)          (2,053)
            Accumulated deficit                                                    (460,167)        (467,612)
            Cumulative translation adjustments                                          497              445
            Minimum pension liability adjustment                                    (13,653)         (13,653)
                                                                               -------------     ------------
               Total stockholders' deficit                                          (95,456)        (127,357)
                                                                               -------------     ------------
               Total liabilities and stockholders' deficit                     $     85,844      $     88,651
                                                                               =============     ============

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)



                                                                 Three months ended                 Six months ended
                                                         -------------------------------------------------------------------
                                                                      June 30,                         June 30,
                                                         -------------------------------------------------------------------
                                                               1996            1995              1996                1995
                                                         --------------   --------------    --------------    --------------

    Net sales                                            $      24,420    $      24,043     $      48,652     $      48,158
    Cost of sales                                               13,518           13,445            26,889            27,089
                                                         --------------   --------------    --------------    --------------
      Gross profit                                              10,902           10,598            21,763            21,069

    Selling and administrative                                   5,757            5,962            11,818            11,188
    Research, development and engineering                        3,912            4,079             7,824             8,166
    Royalty income                                              (1,631)          (6,638)           (4,561)          (12,659)
                                                         --------------   --------------    --------------    --------------
      Operating income                                           2,864            7,195             6,682            14,374

    Interest expense                                                32              944               703             1,878
    Amortization of debt financing costs                            67               31                85                80
    Interest income                                               (825)            (309)           (1,576)             (590)
    Other (income) expense, net                                   (635)             (73)             (638)               48
                                                         --------------   --------------    --------------    --------------
      Income before income taxes                                 4,225            6,602             8,108            12,958

    Provision for income taxes                                     253              646               663             1,373
                                                         --------------   --------------    --------------    --------------
      Net income                                         $       3,972    $       5,956     $       7,445     $      11,585
                                                         ==============   ==============    ==============    ==============

    Primary income per share:
      Income per share                                   $        0.09    $        0.16     $        0.17     $        0.33
                                                         ==============   ==============    ==============    ==============
    Weighted average number of common
      shares outstanding                                    46,301,875       36,424,134        43,009,614        33,076,050
                                                         ==============   ==============    ==============

    Fully diluted income per share:
      Income per share                                   $        0.09    $        0.15     $        0.17     $        0.26
                                                         ==============   ==============    ==============    ==============
    Weighted average number of common
      shares outstanding                                    46,302,091       45,012,978        46,099,651        48,841,006
                                                         ==============   ==============    ==============    ==============

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)




                                                           For the six months ended
                                                           --------------------------
                                                             June 30,     June 30,
                                                               1996         1995
                                                           -----------  -----------

Cash flows from operating activities:
   Net income                                              $    7,445   $   11,585
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation, amortization and accretion                 1,822        3,574
       Net gain on sale of assets                                 902            -
       Net increase in notes receivable                          (673)           -
       Net increase in accounts receivable                       (327)      (1,867)
       Net increase in inventories                             (3,660)        (925)
       Net increase (decrease) in other assets                    871          (61)
       Net decrease in accounts payable                          (264)        (909)
       Net decrease in accrued liabilities and
         income taxes payable                                  (4,036)      (2,477)
       Net decrease in long-term receivables                       67          104
       Net decrease in other non-current obligations           (2,868)      (3,178)
       Net decrease in accrued restructuring costs             (1,638)      (3,513)
                                                           -----------  -----------
          Net cash provided by (used in) operating
           activities                                          (2,359)       2,333
                                                           -----------  -----------

Cash flows from investing activities:
   Purchases of short-term investments                        (34,749)     (19,436)
   Proceeds received on the maturity of
    short-term investments                                     23,114        7,873
   Proceeds from the sale of short-term investments                 -        3,920
   Additions to notes receivable                              (15,107)           -
   Additions to property, plant and equipment                    (544)        (184)
   Disposals of property, plant and equipment                  27,883          120
   Deferred gain on sale of assets                              5,930            -
                                                           -----------  -----------
          Net cash provided by (used in) investing
           activities                                           6,527       (7,707)
                                                           -----------  -----------

Cash flows from financing activities:
   Borrowings under working capital facilities                 26,072       22,149
   Repayments under working capital facilities                (26,900)     (23,035)
   Repayment of secured note payable                           (7,333)        (500)
   Repayment of notes payable-affiliates                          (80)        (606)
   Proceeds from issuance of common stock                         974          362
   Proceeds from issuance of warrants                              17            2
   Costs associated with preferred stock exchange                   -          (89)
                                                           -----------  -----------
          Net cash used in financing activities                (7,250)      (1,717)
                                                           -----------  -----------
   Effect of exchange rates on cash                               (70)         239

                                                           -----------  -----------
          Net decrease in cash and cash equivalents            (3,152)      (6,852)
   Cash and cash equivalents, beginning of period               6,765       12,058
                                                           -----------  -----------
   Cash and cash equivalents, end of period                $    3,613   $    5,206
                                                           ===========  ===========

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Ampex Corporation

         Ampex Corporation ("Ampex" or the "Company") is engaged in the design, development, production and distribution of high-performance mass data storage systems, instrumentation recorders and professional video recording products. The Company operates in one industry segment for financial reporting purposes: the design, development, production and distribution of high-speed, high-capacity magnetic recording products and systems.

Note 2 -- Basis of Presentation

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior period financial statements to conform to the current period's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1995 and the Audited Consolidated Financial Statements included therein.

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3  -- Income Per Common Share

         Primary income per common share for the three-month and six-month periods ended June 30, 1996 and 1995 is calculated by dividing net income, as adjusted for accretion on the redeemable convertible preferred stock prior to its redemption in February 1995, by the weighted average common shares outstanding during the respective periods. The calculation of weighted average common shares assumes the exercise of common stock equivalent warrants and stock options in periods when their exercise would be dilutive. Fully diluted income per common share for the three-month and six-month periods ended June 30, 1996 and 1995 is calculated by dividing net income, as adjusted for interest on outstanding convertible notes, by the weighted average common shares outstanding, including shares issuable upon conversion of the potentially dilutive convertible notes, and the convertible preferred stock in periods prior to its redemption in February 1995.

Note  4 -- Supplemental Schedule of Cash Flow Information

         Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:


                                                    Six  months ended
                                               June 30,           June 30,
                                                 1996               1995
                                                     (in thousands)

     Interest...........................  $           212       $         614
     Income taxes paid..................            1,556                 901


                                                      -6-
C/M  11115.0000 389491.1

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -- Inventories
                                                June 30,           December 31,
                                                  1996                 1995
                                                        (in thousands)

     Raw materials.......................  $         6,863       $       6,435
     Work in process.....................            6,670               4,375
     Finished goods......................            2,639               1,702
                                           ---------------       -------------
         Total...........................  $        16,172       $      12,512
                                            ==============        ============



Note 6 -- Commitments and Contingencies

         The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company currently is involved in various stages of monitoring and cleanup relative to environmental protection matters, some of which relate to past disposal practices. Some of these matters are being overseen by state or federal agencies. Management has provided reserves for certain amounts related to investigation and cleanup costs and believes that the final disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Note 7  -- Preferred Stock

         In February 1995, the Company completed a financing in which all outstanding 8% Redeemable Cumulative Convertible Preferred Stock (which had an aggregate book value on the date of exchange of approximately $84.8 million) was exchanged for shares of a new series of 8% Noncumulative Redeemable Preferred Stock with an aggregate liquidation value of $70.0 million and 11 million shares of Common Stock. The transaction eliminated the obligation of the Company to accrue dividends on preferred stock unless dividends are declared on Common Stock and eliminated the right of the holders of the preferred stock to convert their shares into up to 27.9 million shares of Common Stock.

         The 8% Noncumulative Redeemable Preferred Stock is subject to optional redemption by the Company at any time and mandatory redemption on December 31, 1997, out of funds legally available therefor. Mandatory or optional redemption payments are payable in cash or, at the option of the Company, in shares of Common Stock, provided that, as a condition to redemption in shares, the average market price of the Company's Common Stock must have been at least $4 per share during the 10 trading days preceding the notice of redemption. Common Stock issued to redeem the Preferred Stock shall be valued at 90% of fair market value. The Company has no current plans to redeem the Preferred Stock prior to 1997. As of June 30, 1996, the Company did not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full. In the event the Company has insufficient funds legally available to redeem the Preferred Stock on the scheduled redemption date, the Company would be required to redeem such shares thereafter to the extent funds become legally available therefor, and would be precluded from declaring dividends on its Common Stock until the Preferred Stock has been redeemed in full.

Note 8  -- Income Taxes

         The provisions for income taxes for the three-month and six-month periods ended June 30, 1996 and 1995 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required

                                                      -7-
C/M  11115.0000 389491.1

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to include any provision for U.S. federal taxes in these periods because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

         As of December 31, 1995, the Company had net operating loss carryforwards for income tax purposes of $99.9 million, expiring in the years 2005 through 2009. As a result of certain financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards against future consolidated federal income tax liabilities will be restricted in their application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 9 -- Sale of Real Property

         On May 15, 1996, the Company completed the sale of approximately 25% of its real property in Colorado Springs, Colorado for $3.6 million in cash. The Company realized a gain of approximately $0.9 million. The Company's Colorado operations are located in a portion of the property not sold.

Note 10 -- Zero-Coupon Notes and Warrants

         In February, March and April 1996, holders of all of the Company's three year convertible zero-coupon notes (with an aggregate face amount at maturity of $27.3 million) converted such notes into approximately 8.5 million shares of Common Stock, thereby eliminating future accrual of interest on the notes. In addition, in the six-month period ended June 30, 1996 all outstanding warrants were exercised.

Note 11 --  Shelf Registration

         In June 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of Common Stock which may be offered from time to time by the Company. To date none of this Common Stock has been issued.


                                                      -8-
C/M  11115.0000 389491.1

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. The forward-looking statements relate to various aspects of the Company's operations, including but not limited to: its keepered media development program and other product development efforts; the development and availability of application software for its DST products; possible future patent license agreements and royalty income; the impact of its Redwood City, California relocation on manufacturing operations and future facility operating costs; future sales levels and net income; the Company's liquidity; and potential issuances of additional debt or equity securities. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, and/or elsewhere in this Form 10-Q and the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing the forward-looking statements contained in this Form 10-Q, readers are urged to read carefully all cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the results of operations and financial condition of Ampex Corporation and its subsidiaries (collectively, "Ampex" or the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements included elsewhere in this Report, and the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission (File No. 0-20292) (the "1995 Form 10-K").

Overview

         Ampex is one of the world's leading innovators in the fields of magnetic recording, digital image processing and high-performance digital storage for the visual information age. In recent years, the Company has directed substantial resources to developing products for the emerging commercial mass data storage market. Ampex provides data storage solutions that serve a wide range of customer needs, from scientific and technical applications such as aerospace testing and oil exploration to entertainment and education applications.

         The Company's principal products are its DST(R) tape drives and robotic library systems for computer mass data storage, its DIS(TM) and DCRsi(TM) instrumentation recorders, and its DCT(R) professional video recorders and image processing systems. The Company's DST products for the mass data storage market offer superior data access times, rapid data transfer rates and extremely low cost per megabyte of storage. Ampex DIS instrumentation recorders allow users to record instrumentation data on DST tape cartridges, so that the data can be used in a computer environment as well as in an instrumentation environment. Ampex DCRsi instrumentation recorders are designed for demanding aeronautical applications such as commercial and military flight testing, as well as other applications involving comparable data-gathering challenges in extreme environments. The Company's DCT video recording products have been developed for high-end digital component recording applications in entertainment and imaging markets.

         During its 52-year history, Ampex has developed extensive technical expertise in the storage, processing and retrieval of digital images. The Company commits substantial resources to the research, development and engineering of new products that capitalize on its knowledge, experience and patent portfolio. As an example of this strategy, since the last quarter of 1994 the Company has been exploring the feasibility of commercializing its patented "keepered media" technology. This project, which is still in the research and development stage, has the potential

                                       9
385846.5
to significantly increase the capacity of hard disk drives with nominal incremental cost. At present, there can be no assurance that the keepered media program, or any other efforts by the Company to develop new products from its intellectual property portfolio, will be a commercial or technical success. See "Keepered Media Research and Development," below.

Product Groups

         The Company currently has three product groups: mass data storage and instrumentation products (including related after-market products); professional video recording products; and other products, consisting principally of after-market equipment for the Company's current video products as well as television products supported but no longer sold by the Company. No other class of similar products accounted for more than 10% of net sales during the comparison periods discussed below. The Company operates in one industry segment for financial reporting purposes: the design, development, production and distribution of high-speed, high-capacity magnetic recording products and systems.

Results of Operations for the Three Months and Six Months Ended June 30, 1996 and 1995

         Net Sales. Net sales increased slightly to $24.4 million in the second quarter of 1996, from $24.0 million in the second quarter of 1995, and to $48.7 million in the first six months of 1996 from $48.2 million in the first six months of 1995. Increased sales of data storage and instrumentation products more than offset declines in sales of professional video recording products and other products. The Company expects that sales of its data storage and instrumentation products, which represented approximately 72% of total net sales for the second quarter of 1996, will continue to account for the majority of net sales for current product categories over the next several years.

                  Mass Data Storage and Instrumentation Products. Sales of mass data storage and instrumentation products increased to $17.7 million in the second quarter of 1996 from $16.2 million in the second quarter of 1995 (an increase of approximately 9.5%), and to $35.1 million in the first six months of 1996 from $31.8 million in the first six months of 1995 (an increase of approximately 10.3%). Sales of 19 millimeter data storage products (including DIS instrumentation versions of DST products) more than doubled in the three and six month periods ended June 30, 1996. In the first quarter of 1996, the increase in sales of 19 millimeter products was primarily attributable to a high level of sales to customers in the oil and gas industry, which has not continued in the current period. In the second quarter of 1996, the increase in such sales was primarily attributable to one large order for a government program. These increases were partially offset by declines in sales of DCRsi instrumentation recorders, as discussed below.

                  As indicated in the 1995 Form 10-K, in order for DST product sales to increase significantly, the Company believes that it will be necessary for the products to gain broader acceptance in commercial markets, in addition to specialized technical markets such as the oil and gas industry. In this regard, the Company currently expects that its DST 810, a large robotic library system with a storage capacity of up to 6.4 terabytes of data, will be available for shipment during the fourth quarter of 1996. The Company has also announced that certain of its DST products are now supported by Computer Associates' OSM(R) hierarchical storage management software and also by Spectra Logic's Alexandria(TM) Backup Librarian software for database and UNIX file system backup. The Company believes that these announcements are important developments for its DST product line. However, while these software products currently support the DST 310 tape drive and the DST 410 library, they will not support the DST 810 library until a beta version of the DST 810 becomes available to these software providers for integration and testing. As a result, depending on the exact timing of the availability of the DST 810 library system, the integration of these software products with DST 810 may not occur until early 1997, which could adversely affect DST product sales in 1996. In addition, the third-party software currently runs on only a limited number of UNIX workstations. There may be technical or other difficulties, some of which will be outside of Ampex's control, in expanding support to other DST products and other computer platforms. Accordingly, the Company cannot predict

                                       10
385846.5
the extent to which such software might result in increased sales of DST products, or the timing of such increases, if any.

                  The decline in sales of the Company's DCRsi recorders during the three and six month periods ended June 30, 1996 primarily reflected lower direct and indirect sales to the federal government. As indicated in the 1995 Form 10-K, the Company had anticipated that sales of instrumentation products to government customers might decline. Fluctuations in sales to U.S. and foreign government customers as a result of declines in defense spending and other factors could continue to have an adverse impact on sales of instrumentation products in future periods.

                  Professional Video Recording Products. Sales of professional video products decreased to $2.6 million in the second quarter of 1996 from $3.1 million in the second quarter of 1995 (a decrease of approximately 16.3%), and to $5.3 million in the first six months of 1996 from $6.3 million in the first six months of 1995 (a decrease of approximately 16.4%). The Company has streamlined its video product line to concentrate on its DCT products, which utilize the Company's proprietary digital compression and image processing technology. Substantially all sales during the comparison periods consist of DCT product sales. The Company has closed a significant number of domestic and international sales offices in recent years as many video products have been discontinued. This reduced distribution network continues to have a negative impact on sales of DCT products.

                  Other Products. Sales of other products (consisting primarily of television after-market products) decreased to $4.1 million in the second quarter of 1996 from $4.8 million in the second quarter of 1995 (a decrease of approximately 13.6%), and to $8.3 million in the first six months of 1996 from $10.0 million in the first six months of 1995 (a decrease of approximately 17.6%). The decline in net sales for these products reflects the Company's narrower professional television product line, the shrinking of the installed base of older equipment still being supported by the Company, and the Company's reduced distribution network for these products.

                  Backlog.  The  Company's  backlog of firm  orders at June 30,
1996 was $7.5 million, compared to $13.8 million at December 31, 1995. The Company has experienced a decline in backlog in all product categories, with the decline in DCRsi instrumentation recorders and data after-market products accounting for most of that decline. The decline in backlog for DCRsi instrumentation recorders is attributable to lower sales to government customers resulting from reduced defense spending, as described above. A substantial portion of the Company's backlog at any given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. In addition, sales of most of the Company's products have historically declined in the third quarter of its fiscal year, due to seasonal procurement practices of its customers. For the foregoing reasons, the Company expects that sales levels for the third quarter of 1996 may be lower than sales levels realized in the first half of 1996.

         Gross Profit. Gross profit as a percentage of net sales increased to 44.6% in the second quarter of 1996 from 44.1% in the second quarter of 1995, and to 44.7% in the first six months of 1996 from 43.8% in the first six months of 1995. The improved gross margin reflects the Company's continuing cost restraints, which allowed gross margin to improve slightly despite lower sales of instrumentation recorders, which typically generate relatively high margins. The Company's DST and DIS products are currently being offered for sale at lower prices in order to expand their potential market. While the Company has taken a number of design and other steps to reduce manufacturing costs of these products, unless sales levels increase significantly, the Company's gross margins may be negatively impacted by these price reductions. The Company's sales of its instrumentation recorders in the third and fourth quarters of 1995 were higher than in the first and second quarters of 1996. Sales of these products generate higher gross margins than those generated by the Company's DST and DIS products. Because instrumentation sales in the third quarter of 1996 are expected to remain only at levels similar to those in the first half of 1996, gross profit percentages generated in the second half of 1996 are not expected to increase in the second half of 1996 as they did in the second half of 1995.

                                       11
385846.5

         Selling and Administrative Expenses. Selling and administrative expenses decreased to $5.8 million in the second quarter of 1996 (23.6% of net sales), from $6.0 million in the second quarter of 1995 (24.8% of net sales). However, selling and administrative expenses increased to $11.8 million in the first six months of 1996 (24.3% of net sales) from $11.2 million in the first six months of 1995 (23.2% of net sales). The decline in selling and administrative expenses during the second quarter of 1996 reflects certain cost savings (primarily property taxes and insurance costs) realized by the Company resulting from the sale in January 1996 of its Redwood City, California property and the relocation of its operations to smaller facilities on the same site, which is currently in progress. The increase in selling and administrative expenses during the first six months of 1996 reflects additional expenses related to the Company's patent infringement litigation with a foreign manufacturer of VHS video recorders and television receivers (see "Legal Proceedings," below), increased expenses relating to the Company's expansion of its direct sales and marketing organization to target specific mass data storage applications, and additional leasehold and administrative costs resulting from the termination of certain cost sharing arrangements with the Company's former magnetic media subsidiaries (collectively, "Media") upon the sale of Media during the fourth quarter of 1995. In the second quarter of 1996, the Company's selling and administrative expenses were offset by a $0.4 million gain from the settlement of a non-patent related lawsuit. See "Legal Proceedings," below. The Company did not incur any patent infringement litigation costs during 1995. The Company anticipates that the sale and lease-back arrangement for its Redwood City, California facilities that was negotiated in connection with the sale of the property will result in a further decline in facility operating costs beginning in the third quarter of 1996, although the move will not be completed and related cost savings will not be realized in full until sometime in the fourth quarter of 1996. However, a variety of unanticipated events (such as property tax increases, uninsured property damage losses, unexpected maintenance problems or other occurrences) could reduce or eliminate anticipated cost savings. See "Liquidity and Capital Resources -- Sales of Real Estate," below.

         Research, Development and Engineering Expenses. Research, development and engineering expenses decreased to $3.9 million in the second quarter of 1996 (16.0% of net sales) from $4.1 million in the second quarter of 1995 (17.0% of net sales), and decreased to $7.8 million in the first six months of 1996 (16.1% of net sales) from $8.2 million in the first six months of 1995 (17.0% of net sales). The majority of RD&E expenses during all comparison periods was used to enhance the price-performance levels of the Company's mass storage products, as well as to integrate the Company's mass storage systems with various computer manufacturers' servers, workstations and other computer systems. As indicated above, the Company's DST products are now supported by certain third-party software. The Company expects that RD&E expenses will remain at approximately current levels during the remainder of 1996. In addition to funding future generations of its mass data storage and instrumentation recorders, the Company anticipates that a growing percentage of its research and development budget will be directed toward commercializing its proprietary keepered media technology (described below) and to researching other new product opportunities that capitalize on its expertise and patented technology in magnetic recording, channel electronics and digital image processing. See "Keepered Media Research and Development," below.

         Royalty Income. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Royalty income declined to $1.6 million in the second quarter of 1996 from $6.6 million in the second quarter of 1995, and to $4.6 million in the first six months of 1996 from $12.7 million in the first six months of 1995. However, royalty income in the second quarter of 1996 did not include any non-recurring royalty payments received from negotiated settlements relating to prior sales of products by licensees, whereas in the second quarter of 1995, such amounts included $5.3 million of such settlements. Similarly, royalty income in the first six months of 1996 included only $0.8 million of non-recurring royalty payments compared to $10.4 million for the same period in 1995. Historically, most royalty income has been attributable to VHS video recorders. However, during the 1996 and 1995 comparison periods, a substantial portion of royalty income related to 8 millimeter video recorders and camcorders.

         Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict, such as the extent of use of the Company's patented technology by third parties, the extent to which the

                                       12
385846.5

Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. During the fourth quarter of 1995, the Company initiated a lawsuit against a major foreign manufacturer of VHS video recorders and television receivers in which the Company alleges patent infringement. The cost of this lawsuit is expected to be approximately $3 million, of which approximately $0.8 million was incurred during the first half of 1996, including approximately $0.5 million incurred during the second quarter of 1996. See "Legal Proceedings," below. If additional lawsuits are brought, litigation costs will increase proportionately. The Company is also attempting to negotiate license agreements with additional manufacturers of 8 millimeter camcorders. However, there can be no assurance that such licensing efforts (including any litigation that may be required) will be successful.

         Operating Income. The Company had operating income of $2.9 million in the second quarter of 1996, compared to $7.2 million in the second quarter of 1995. The non-recurring component of royalty income of $5.3 million accounted for the higher level of operating income in the second quarter of 1995. The Company had operating income of $6.7 million in the first six months of 1996, compared to $14.4 million in the first six months of 1995. The non-recurring component of royalty income of $0.8 million in the first six months of 1996 and $10.4 million in the first six months of 1995 accounted for the higher levels of operating income in the first six months of 1995. See "Royalty Income," above.

         Interest Expense. Interest expense declined to $0.03 million in the second quarter of 1996 from $0.9 million in the second quarter of 1995, and to $0.7 million in the first six months of 1996 from $1.9 million in the first six months of 1995. The declines reflect lower interest expenses resulting from the Company's repayment of $7.4 million in mortgage debt in connection with the sale of its Redwood City, California real estate in January 1996, and the conversion into common stock of all of the Company's outstanding zero coupon convertible notes in the first quarter of 1996, as previously reported, and of the remainder of its outstanding zero coupon convertible notes in the second quarter of 1996. These events will continue to result in lower interest expense through the remainder of 1996.

See "Liquidity and Capital Resources," below.

         Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining term of the debt. In the second quarter of 1996, the Company completed the conversion of all of its outstanding zero coupon convertible notes, and wrote off all unamortized financing costs that would have continued to be amortized through June 30, 1997.

         Interest Income. Interest income increased between the comparison periods primarily as a result of higher cash balances and imputed interest on promissory notes received by the Company in connection with the sale of its Redwood City property in January 1996. See "Liquidity and Capital Resources -- Sales of Real Estate," below.

         Other (Income) Expense, Net. Other (income) expense, net, during the second quarter of 1995 consisted primarily of foreign currency transaction gains and losses. As the percentage of the Company's total assets represented by foreign assets has declined, the Company's exposure to fluctuations in foreign currencies has also declined. For the second quarter of 1996, this line item consisted primarily of gain on the sale of the Company's Colorado Springs, Colorado facility, which was offset in part by the cost of moving into the Company's new facilities in Redwood City, California. The Company expects that in 1996 it will incur approximately $2.5 million of relocation and other moving-related expenses, some of which will be capitalized. A significant percentage of such costs will be incurred in the third quarter of 1996. See "Liquidity and Capital Resources -- Sales of Real Estate," below. Beginning in the second quarter of 1996, the Company classified costs associated with patent litigation as a component of selling and administrative expenses, whereas such costs were included as a component of other (income) expense, net, in the first quarter of 1996. The accompanying financial statements have been reclassified to conform the financial presentation of such costs.

         Provision for Income Taxes. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject,

                                       13
385846.5
in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic interest and amortization expenses and operating losses, if any, are not deductible in computing such foreign taxes. The provisions for income taxes in all comparison periods consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal tax in any of the comparison periods because of certain timing differences in the recognition of expenses for tax and financial reporting purposes. The Company is restricted in the amount of its net operating loss carryforwards that are available to offset its future consolidated federal income tax liabilities. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

         Net Income. The Company reported net income of $4.0 million in the second quarter of 1996, compared to $6.0 million in the second quarter of 1995, and net income of $7.4 million in the first six months of 1996, compared to $11.6 million in the first six months of 1995. The principal factors contributing to these declines were the decrease in the non-recurring component of royalty income, offset by lower interest expense, higher interest income and gains from the sale of real estate during the 1996 periods.

Liquidity and Capital Resources

         Cash Flow. At June 30, 1996, the Company had cash and short-term investments of $28.1 million and working capital of $35.6 million. At December 31, 1995, the Company had cash and short-term investments of $19.7 million and working capital of $10.7 million. The improvement in working capital primarily resulted from cash and short-term notes received in January 1996 in connection with the Company's sale of its Redwood City, California real estate. See "Sale of Real Property," below. The Company's operating activities used cash of $2.4 million in the first six months of 1996, while operating activities generated $2.3 million in the first six months of 1995. The result for the first six months of 1996 was primarily attributable to a net increase in inventories, resulting from the implementation of the Company's previously announced strategy of increasing inventories during 1996 in anticipation of increased DST product sales and to offset possible disruptions in manufacturing and engineering operations due to the relocation of its Redwood City, California facilities. In addition, the Company experienced a reduction in income taxes payable, accrued restructuring costs and other accrued liabilities. The Company expects that its investment in inventories will continue to increase during the third quarter of 1996. The Company expects shipments of its DST 810 libraries to commence in the fourth quarter of 1996, but presently has no material backlog of orders for this product. These increases in inventories, particularly with respect to its DST 810 product which has no sales history, may expose the Company to an increased risk of inventory write-offs. Cash flows from investing activities and financing activities for the first six months of 1996 reflect the Company's sale of its Redwood City, California real estate in January 1996 and its Colorado Springs, Colorado real estate in May 1996. See "Sales of Real Estate," below.

         The Company currently has a working capital facility that allows it to borrow up to $7.0 million through May 1998 based on eligible accounts receivable. As of June 30, 1996, the Company had no material borrowings outstanding under this facility. The Company anticipates that it has sufficient liquidity, when coupled with cash flow budgeted to be generated, to enable it to fund all anticipated operating expenditures for at least the next twelve months. However, the Company's cash flows from operations could be less than budgeted because of lower sales, a shift in product mix toward lower-margin products, the failure of licensees to pay royalties owed or other reasons. Operating expenses could be higher as a result of unanticipated relocation or lease-related expenses, higher-than-expected litigation costs associated with the Company's patent enforcement program or other reasons. The Company's liquidity could also be negatively affected during 1996 by any delay in payment of the portion of the notes received on the sale of the Redwood City property that is due in December 1996 ($8.7 million).

         Financing Activities. During April 1994, the Company issued zero coupon convertible notes with an aggregate face amount at maturity of $27.4 million, convertible into approximately 8.5 million shares of common stock of the Company, and warrants to purchase approximately 2.8 million shares of common stock. At June 30, 1996, all of the convertible notes had been converted and all of the warrants had been exercised.

                                       14
385846.5

         During February 1995 the Company exchanged its outstanding cumulative preferred stock for approximately $70.0 million of 8% noncumulative nonconvertible redeemable preferred stock ("Noncumulative Preferred Stock") and 11 million shares of common stock. In December 1997, the Company is scheduled to redeem the outstanding Noncumulative Preferred Stock out of funds legally available therefor (generally, the excess of the value of assets over liabilities). In certain instances the Company may redeem the Noncumulative Preferred Stock by issuing common stock at 90% of fair market value. As of June 30, 1996, the Company did not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full. In the event the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full on the redemption date, the Company would remain obligated to redeem such shares from time to time thereafter to the extent funds become legally available for redemption, and would generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full. See Note 7 of Notes to Unaudited Consolidated Financial Statements. There can be no assurance that the Company will have adequate liquidity or have funds legally available to redeem the Noncumulative Preferred Stock on the redemption date. Although the Company has no current plans for redemption of the Noncumulative Preferred Stock prior to 1997, it will continue to evaluate this possibility in light of market conditions, its liquidity and other factors. Any such redemption could include issuance of additional debt or equity securities or other actions that might result in dilution of current stockholders' equity interests in the Company.

         The Company recently filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of common stock which may be offered from time to time by the Company, the proceeds of which would be used for general corporate purposes, including, if required, the acquisition of specialized production and testing equipment for use in the Company's keepered media research and development program. See "Keepered Media Research and Development." The sale of common stock covered by the shelf registration statement could adversely affect the market price for the common stock, and would dilute current stockholders' interests by approximately 2.6% if all such shares were to be issued.

         Sales of Real Estate. In January 1996, the Company completed the sale of its real property in Redwood City, California, for $36 million, consisting of $18.5 million in cash and $17.5 million face amount of non-interest-bearing notes secured by liens on the property (the "Secured Notes"). Of the cash proceeds of sale, $7.4 million was used to repay the balance of a mortgage loan on the property and the balance will be used for general corporate purposes. The Company will lease back a portion of the property. The Company expects that it will incur approximately $2.5 million in 1996 (including $0.3 million, which was incurred in the second quarter of 1996) for relocation and other moving-related expenses, some of which will be capitalized. In addition, the Company will fund up to $4 million of leasehold improvements (primarily during 1996), which will be refunded by the property owner through rent credits. A significant portion of these expenditures will be incurred in the third quarter of 1996. After payment of relocation and moving-related expenses (most of which will occur during 1996), the Company expects that the sale and lease-back arrangement will result in lower ongoing facility operating costs in the future. However, a variety of unanticipated events (such as property tax increases, uninsured property damage losses, unexpected maintenance problems or other occurrences) could reduce or eliminate anticipated cost savings. See "Properties" and Note 23 of Notes to Consolidated Financial Statements in the 1995 Form 10-K for a more detailed discussion of this transaction, including the risks associated with repayment of the Secured Notes.

         In May 1996, the Company completed the sale of the smaller of its two manufacturing facilities on adjacent parcels of property in Colorado Springs, Colorado for $3.6 million, and realized a gain of $0.9 million on the sale, which is included as a component of other (income) expense, net. None of the Company's manufacturing operations were conducted in the smaller facility, and the Company presently intends to retain ownership of the larger facility and to sublease a portion of it. Accordingly, the Company's listing agreement to sell the larger facility, which was previously reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, has been cancelled, and the Company intends to enter into a new listing agreement to sublease the property. There can be no assurance that the Company will be able to find a suitable tenant or tenants to sublease a portion of the larger

                                       15
385846.5
facility, or to agree on the terms of any such sublease. The Company expects that any such sublease will require certain modifications and/or improvements to the subleased property, for which the Company will be responsible.

Keepered Media Research and Development

         The Company has previously disclosed that it has been engaged since late 1994 in a research and development program to attempt to commercialize its "keepered media" technology for use in the hard disk drives that are attached to most computers. A description of the technology and certain developments and uncertainties relating to the development program are set forth in the 1995 Form 10-K and the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1996 (the "March 1996 Form 10-Q"). In order to properly understand the following information, it is necessary to refer to these previous reports.

         In the March 1996 Form 10-Q, the Company disclosed that two manufacturers of hard disk drives had executed non-disclosure agreements with the Company relating to keepered media, and that it was engaged in testing activities with both companies. It was also disclosed that joint testing between Ampex and one of those companies had obtained various results, including a performance improvement of approximately 33% for keepered media with a "Tri-Pad" pseudo-contact head. The improvement was measured on a post-channel basis, using test methods that the companies believed to be representative of actual hard disk drives. During the second quarter of 1996, Ampex and the other hard disk drive manufacturer referred to above conducted a similar series of tests using keepered media with a different type of pseudo-contact head made by another head manufacturer. In this case, joint test measurements indicated a 38% performance improvement for keepered versus unkeepered disk platters. Ampex believes that the improved results in the second set of tests are due to various factors, most significantly, the inclusion in the measurements of improvements in track density performance as well as in linear density. The first set of joint tests attempted only to measure linear density. (Linear density refers to the number of bits of data that can be recorded and retrieved accurately on a single circular track on a disk. Track density refers to the total number of tracks that can be recorded on a disk while still permitting the disk to be read back accurately. The total capacity of a disk is a function of both linear and track density.) Recently, a third U.S. owned hard disk drive manufacturer entered into a non-disclosure agreement with the Company, and the Company held an initial meeting with this manufacturer to discuss its interest in evaluating keepered media but, to date, the Company has undertaken no further activity with this manufacturer.

         It is still not possible for the Company to predict whether post-channel improvements of the magnitude indicated above will be sufficient to cause hard disk drive manufacturers to adopt keepered media. As previously disclosed, Ampex knows of at least two other technologies that customers might prefer over keepered media, and there may be other technologies, of which Ampex is unaware, which are in development or may be developed in the future. Based on current test results, Ampex now believes that one of these technologies, contact recording, may, in fact, be complementary to and benefit from use with keepered media. The other known technology that customers may find to be preferable to keepered media is magneto-resistive head technology. While Ampex is conducting research into the use of modified magneto-resistive heads with keepered media, there can be no assurance that such designs are, in fact, feasible. In addition, such modified magneto-resistive heads are unlikely to be available for incorporation into commercial products for at least the next several years, which would represent a significant deferral of any revenues to Ampex from the use of keepered media with this technology. There can be no assurance that any such commercial products combining magneto-resistive heads with keepered media can be developed, or would be successful.

         Ampex's strategy currently assumes that it will be able, at least initially, to fill any orders for keepered media that it may receive, by purchasing complete keepered disk platters from existing manufacturers of such platters. Accordingly, the Company has been actively involved in evaluating and applying keeper layers to disk platters manufactured by existing commercial suppliers. One foreign and three U.S. based disk platter manufacturers have entered into non-disclosure agreements with Ampex, and Ampex has received sample media from two additional manufacturers, StorMedia Incorporated and IBM Corporation, on a non-confidential basis. To date, Ampex has

                                       16
385846.5
applied keeper layers to media from three of these manufacturers with generally similar improvements observed in each case.

         At the request of a specific hard disk drive manufacturer, Ampex intends to prepare a number of keepered media platters to be tested for long-term stability and durability. The Company may seek to have such platters, including the keeper layers, made by one of the disk platter manufacturers referred to above. At present, the Company does not have the agreement of any of them to make such platters available. In addition, while Ampex believes that durability should be acceptable, based on the materials and methods employed in the manufacture of keepered media, Ampex has not previously subjected keepered platters to these tests and there can be no assurance that they will prove to be satisfactory.

         The Company believes that in order for it to generate any revenue from keepered media during 1997, it will be necessary for a hard disk drive manufacturer to commence a product development program incorporating keepered disk platters by approximately the end of 1996. This belief is based on Ampex's current understanding as to the time typically required to develop a new hard disk drive and introduce it to the market in volume. It is not possible for Ampex to forecast when, or if, keepered media may be included in any such program. While the Company believes that various tests of keepered media will continue to be required, it may elect to focus more of its resources on testing with companies that indicate interest in early development of commercial products and to reduce its efforts with any that do not.

         As disclosed in the Company's March 1996 Form 10-Q, the Company has not yet had substantive discussions with any hard disk drive maker relating to potential purchases of keepered media, or other commercial arrangements. Additionally, the Company at present has no assurance that existing disk platter suppliers would make product available if so requested. The Company may also be required to incur significant expenditures or commitments for the further development of keepered media, with no assurance of financial return. These expenditures could negatively affect the Company's liquidity or require it to issue debt or equity securities, which would increase the Company's financial leverage, or dilute the earnings attributable to current stockholders of the Company.

         The Company has become aware of publicly available information concerning a possible deterioration in business conditions in the disk drive and disk drive component industries. It is not possible for the Company to forecast what effect, if any, a negative trend in disk drive industry profitability may have on the commercial prospects for keepered media. It has also been publicly announced that Hewlett Packard, which Ampex believes to be one of the eight largest disk drive manufacturers, intends to close its disk drive manufacturing operations. Ampex has not been in contact with Hewlett Packard Company regarding keepered media.

         While the Company believes that keepered media has the potential to expand its business, in view of the uncertainties associated with its development (some of which are described above), as stated in the 1995 Form 10-K and the March 1996 Form 10-Q, it is impossible to forecast when, or if, any commercial benefit will be realized by the Company. Since the prospects for keepered media are highly speculative, there is a risk that the market price of the Company's securities may experience increased volatility, in addition to the volatility that may result from other factors affecting the Company, such as changes in financial performance, analysts' estimates, or product or technology announcements by the Company or its competitors.

                                       17
385846.5

                           PART II OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company is a party to routine litigation incidental to its businesses. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that the Company is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has a plan to bring operations into compliance.

         Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations. See the 1995 Form 10-K for a more detailed discussion. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to seven contaminated sites that have been designated as "Superfund" sites, and the Company is engaged in various environmental remediation and/or monitoring activities at several sites located both on and off Company facilities. Six sites involved with these activities (including five of the Superfund sites) are associated with the operations of Media. Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at certain of these sites.

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. However, based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors, or that the Company's liability will materially exceed the amounts already accrued for potential environmental liabilities.

         While the Company believes that it is generally in compliance with all applicable environmental laws and regulations or has a plan to bring operations into compliance, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because the Company conducts its business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on the Company's business, operating results or cash flow.

         As reported in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996, on September 22, 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. in the U.S. District Court for the District of Delaware, alleging patent infringement and breach of a license agreement in connection with the manufacturing of VHS video recorders and television receivers. The Company is seeking damages and injunctive relief. In response to the Company's lawsuit, on December 12, 1995, Mitsubishi filed a lawsuit against Ampex in the U.S.
District Court for the Central District of California, alleging patent infringement and seeking unspecified damages and injunctive relief. Both lawsuits are expected to go to trial during late 1996 or early 1997 unless a negotiated settlement is reached. The Company expects that its legal fees in connection with the lawsuit it filed will be approximately $3 million, most of which will be incurred during late 1996 and early 1997. If lawsuits are brought against manufacturers of 8 millimeter recorders, litigation costs would increase. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations --

                                                       18
                                                     385846.5

Results of Operations for the Three Months and Six Months Ended June 30, 1996 and 1995-- Royalty Income," above.

         On June 5, 1996, the Company settled a class action lawsuit originally brought on October 24, 1991 in the U.S. District Court for the District of Colorado, seeking back pay for employees laid off in Colorado Springs, allegedly in violation of the Worker Adjustment and Retraining Notification Act of 1988. The settlement required the Company to pay $0.3 million, in the aggregate, to the class, which amount included attorneys' fees and costs. The settlement proceeds were paid from an escrow account previously established by the Company, and the balance of approximately $0.4 million remaining in the escrow account was returned to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selling and Administrative Expenses," above.

Item 2.  Changes in Securities

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 7, 1996, the Company held its Annual Meeting of Stockholders. The stockholders elected Douglas T. McClure, Jr. as the Class II director. Mr. McClure received 37,397,969 votes in favor of his election, with 260,747 votes opposed, no votes withheld or abstaining, and no broker nonvotes. The stockholders also approved the amendment of the Company's 1992 Stock Incentive Plan to increase the number of shares of the Company's Class A Common Stock available for issuance thereunder by 2,000,000 shares (from 2,250,000 shares to 4,250,000 shares), with 35,323,348 votes in favor, 2,110,316 votes opposed, 225,052 votes withheld or abstaining, and no broker nonvotes. In addition, the stockholders ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for fiscal 1996, with 37,439,308 votes in favor, 92,581 votes opposed, 126,827 votes withheld or abstaining, and no broker nonvotes.

Item 5.  Other Information

                  Not applicable.

Item 6(a).        Exhibits

         The Exhibits to this  Quarterly  Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b).        Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 1996.


                                       19
385846.5

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMPEX CORPORATION

Date:  July 26, 1996                /s/ EDWARD J. BRAMSON
                                    ---------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer

Date:  July 26, 1996                /s/ CRAIG L. McKIBBEN
                                    ---------------------
                                    Craig L. McKibben

                                    Vice President, Chief Financial Officer and
                                    Treasurer

                                       20
385846.5

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED

                                 JUNE 30, 1996

                                 EXHIBIT INDEX

 Exhibit

 Number   Description

 10.1 Real Estate Purchase Agreement dated as of April 16, 1996, between U.S. Filter/Ionpure Inc. and the Registrant, together with amendments thereto dated as of April 29, 1996 and May 3, 1996, relating to the sale of the Registrant's Colorado Springs, Colorado facility.

 10.2 Ampex Corporation 1992 Stock Incentive Plan, as amended through June 7, 1996.

 11.1     Statement re Computation of Earnings.

 27.1     Financial Data Schedule.

                                       21
385846.5

                                                                   EXHIBIT 10.1

               SECOND AMENDMENT TO REAL ESTATE PURCHASE AGREEMENT


This amendment is entered into as of May 3, 1996, between U.S. Filter/Ionpure Inc. ("Purchaser") and Ampex Corporation ("Seller").

                                   Recitals.

Seller and Purchaser entered into that certain real estate purchase agreement dated April 16, 1996, relating to the real property located at 725 Wooten Road, which agreement was amended April 29, 1996 (such agreement, as amended, hereinafter being referred to as the "Purchase Agreement"). After completing its review of the Property (as defined in the Purchase Agreement) and the Property's condition, Purchaser has decided that it will not proceed with the transaction unless the Purchase Price is reduced by $14,000. Seller is agreeable to such price reduction.

NOW, THEREFORE, in consideration of the mutual covenants and conditions contained herein, and each intending to be legally bound hereby, Seller and Purchaser agree as follows:

1.  Amendment.

For valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Seller and Purchaser hereby agree that the Purchase Price described in the Purchase Agreement is US$3,561,000, and all references to the Purchase Price are amended to mean such amended price. The first portion of the second sentence of Section 1 is hereby amended to read as follows: "The aggregate purchase price for the Property shall be US$3,561,000 which shall be paid as follows:"

2.  No Other Modifications.

The terms of the Purchase Agreement shall remain in full force and effect and unmodified, except as specifically set forth in this amendment.

3.  Counterparts.   This   amendment   may  be   executed  in  any  number  of
counterparts,   and  each  counterpart  shall  be  deemed  to  be  an  original instrument.

AMPEX CORPORATION                            U.S. FILTER/IONPURE INC.



by:  /s/ Richard J. Jacquet                  by:  /s/ Michael E. Hulme
  its:  Vice President                            its:  Vice President

                  AMENDMENT TO REAL ESTATE PURCHASE AGREEMENT




This amendment is entered into as of April 29, 1996 between U.S. Filter/Ionpure Inc. ("Purchaser") and Ampex Corporation ("Seller").

1.   Recitals.

1.1 Seller and Purchaser entered into that certain real estate purchase agreement dated April 16, 1996 relating to the real property located at 725 Wooten Road (the "Purchase Agreement").

1.2 Pursuant to Purchaser's review of the Property (as defined in the Purchase Agreement), Purchaser does not agree with the allocations set forth on Exhibit D to the Purchase Agreement. Since the parties cannot reach an agreement with respect to such allocations, and the parties do not desire to terminate the Purchase Agreement based on such disagreement, the parties now desire to amend the Purchase Agreement and delete Exhibit D from the Purchase Agreement as set forth herein.

2.   Amendment.

The parties acknowledge that they have not agreed on the allocations which are the subject of Section 13 and Exhibit D of the Purchase Agreement, but that such failure to agree with respect to such matter will not affect the enforceability of the remaining provisions of the Purchase Agreement. For valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree that, without affecting the other terms of, or enforceability of, the Purchase Agreement, Section 13 and Exhibit D are hereby deleted from the Purchase Agreement.

3.  No Other Modifications.

The terms of the Purchase Agreement shall remain in full force and effect and unmodified, except as specifically set forth this amendment.

4.  Counterparts.   This   amendment   may  be   executed  in  any  number  of
counterparts,   and  each  counterpart  shall  be  deemed  to  be  an  original instrument.

AMPEX CORPORATION                            U.S. FILTER/IONPURE INC.



by:  /s/ Richard J. Jacquet                  by:  /s/ Michael E. Hulme
  its:  Vice President                            its:  Vice President

                         REAL ESTATE PURCHASE AGREEMENT


        THIS REAL ESTATE PURCHASE AGREEMENT (this "Agreement") is made and entered in to as of this 16th day of April, 1996 ("Effective Date"), by and between U.S. Filter/Ionpure Inc. ("Purchaser") and Ampex Corporation ("Seller").

                             W I T N E S S E T H :

        WHEREAS, Seller desires to sell and convey to Purchaser all of Seller's right title and interest in and to the following:

                A. That certain real property located in the City of Colorado Springs, County of El Paso, State of Colorado, located at 725 Wooten Road, consisting of approximately 6.3 acres of land, which is depicted on Exhibit A attached hereto (the "Land") and more particularly described on Exhibit B attached hereto, together with the building located thereon, containing in the aggregate approximately 77,000 square feet of space (the "Building") and all associated parking areas, and all other improvements located thereon including without limitation the warehouse racking system ("Racking System") located in the Building (the Building and such other improvements are referred to herein collectively as the "Improvements");

                B. All rights, privileges, easements and appurtenances owned or controlled by Seller benefiting the Land and/or the Improvements, including, without limitation, all mineral and water rights and all easements, rights-of-way and other appurtenances used or connected with the beneficial use or enjoyment of the Land and/or the Improvements (the Land, the Improvements and all such rights, privileges, easements and appurtenances owned or controlled by Seller are sometimes collectively hereinafter referred to as the "Real Property");

                C. All personal property, equipment, supplies and fixtures as set forth in Exhibit F (collectively, the "Personal Property");

                D. All of Seller's interest in any intangible property as set forth in Exhibit G (the "Intangible Personal Property"). The Real Property, Personal Property, and Intangible Personal Property are sometimes collectively referred to as the "Property"; and

        WHEREAS, Purchaser desires to purchase the Property from Seller, and Seller desires to sell, convey, and transfer the Property to Purchaser;

        NOW, THEREFORE, in consideration of the mutual covenants and conditions contained herein, and each intending to be legally bound hereby, Seller and Purchaser agree as follows:

        1.      SALE AND PURCHASE OF PROPERTY; PURCHASE PRICE
                Upon the terms and subject to the conditions of this Agreement, Seller will sell to Purchaser, and Purchaser will purchase from Seller, the Property at the Closing (defined below). The aggregate purchase price for the Property shall be US$3,575,000 which shall be paid as follows:

                   (i) $50,000 (the "Deposit") shall be delivered to Lawyers Title Insurance Corporation ("Title Company") within 3 days after the Effective Date; and

                   (ii) the balance of the purchase shall be paid at Closing (defined below).

                Notwithstanding any term in this Agreement to the contrary, except Section 11.1 pertaining to a default by Purchaser hereunder, if Purchaser terminates this Agreement pursuant to the terms of the Agreement prior to the expiration of the Contingency Period, or decides not to proceed with the transaction, or any conditions precedent, including without limitation those set forth in Section 6, are not fulfilled and satisfied, or the transaction contemplated by this Agreement is not consummated, unless Seller is entitled to retain the Deposit pursuant to Section 11.1, the Deposit shall be returned to Purchaser within 3 days after Purchaser's request, and Seller shall take all action necessary, including signing documentation requested by Purchaser, to cause the Deposit to be returned to Purchaser.

        2.      COSTS AND PRORATIONS

                2.1 Title Insurance Premiums, Taxes and Assessments. The cost of the title examination (if any), title insurance (with gap coverage) with such endorsements as may reasonably be required by Purchaser (which endorsements shall include, without limitation, zoning, mechanics' lien, subdivision and mining), the cost of preparing and recording the deed, and the aggregate amount of any recording or transfer or similar or any other taxes imposed with respect to this transaction shall be paid solely by Seller, provided that Purchaser shall be responsible for the documentary fee. Purchaser shall pay the Colorado Documentary Fee arising out of this transaction. Purchaser and Seller shall each be responsible for one-half (1/2) of the Title Company escrow or closing fee, if any, and shall pay its own legal fees in connection with the preparation of this Agreement and all documents required for the Closing. All real estate taxes and assessments on the Property which are currently due and payable shall be Seller's responsibility and shall be applied as a credit against the purchase price at the Closing (if not already paid by Seller prior to Closing), provided that taxes and assessments for the year 1996 shall be prorated between Purchaser and Seller at Closing. If the amount of such taxes and assessments is not known as of the Closing Date (defined hereinbelow), the proration shall be at the last available tax rate and valuation as of the Closing.

                2.2 Manner of Payment. All prorations for Seller's account shall be made as of the Closing Date, such prorated matters to be Purchaser's sole responsibility thereafter.

                2.3 Commissions. Seller shall pay a real estate broker's commission to Gary L. Bradley, Highland LLC in connection with the closing of this transaction. Except for such broker, each party represents to the other that there is no broker or other person entitled to a commission or similar fee in connection with this transaction. Each party covenants and agrees to defend, indemnify and save harmless the other from and against any other claim for brokerage or other commission or similar fee or compensation for any service rendered at its instance in connection with the transactions contemplated hereby.

                2.4      No Liability as Purchaser.
                (a) Except for Purchaser's pro rata share of real estate taxes and assessments, Purchaser does not and will not assume or become obligated, nor will Purchaser be deemed to have assumed or to have become obligated, to pay or perform any debts, liabilities, contracts or other obligations whatsoever of Seller, or of any other person acting for, under, through, or on behalf of, Seller, whether such debts, liabilities, contracts or other obligations exist on the Closing Date or arise thereafter.
                (b) Except for Purchaser's pro rata share of real estate taxes and assessments, Purchaser shall not be liable for or in respect of (i) the condition of the Property prior to and at Closing, (ii) the costs of any labor on, or materials furnished for, the Property at Seller's request or direction,
(iii) compliance with any legal requirements or insurance requirements (arising, owing or accruing prior to Closing), including, without limitation, subdivision of the Property, (iv) any taxes, or any other charges or expenses of Seller whatsoever pertaining to the ownership, title, possession, use or occupancy of the Property prior to Closing.
                (c) Seller hereby indemnifies Purchaser and will save Purchaser harmless from any such liability under Subparagraphs (a) or (b) above for a period of 3 years after Closing.
                2.5 Parties to Bear Own Expense. Except as otherwise specifically provided herein, each of the parties hereto shall pay all costs, respective attorneys' fees and expenses incurred or to be incurred by them in negotiating and preparing this Agreement and in carrying out the transactions contemplated hereby.


        3.      TITLE

                3.1 Title Exceptions. Title to the Property shall be conveyed by Seller to Purchaser by special warranty deed, subject to no liens, encumbrances or other matter affecting title except those approved by Purchaser pursuant to paragraph 3.2 ("Permitted Title Exceptions").

                3.2 Title Insurance.  On the Effective Date, Seller shall cause
Title Company to issue to Purchaser a commitment for an ALTA owner's policy of title insurance (with gap coverage) pertaining to the Property with all endorsements reasonably required by Purchaser (including those described above in Section 2.1 (the "Commitment"). The Commitment shall insure Purchaser's interest in the Property, shall be in the amount of the purchase price and shall insure title in Purchaser at standard rates or less. All easements, rights-of-way and similar exceptions shall be plotted on a map attached to the Commitment. Purchaser shall have until the expiration of the Contingency Period (defined below) in which to notify Seller in writing of Purchaser's disapproval of any exceptions in the Commitment. The exceptions approved by Purchaser pursuant to this Section shall be referred to as the "Permitted Title Exceptions". Prior to the Closing Date, Seller shall reasonably (i) remove all exceptions in the Commitment (including without limitation the survey exception) other than the Permitted Title Exceptions,

(ii) satisfy all conditions in the Commitment, and (iii) perform and cure all requirements on the Commitment or encumbrances which are not Permitted Exceptions. If Seller fails to obtain such removal or written assurance on or before the expiration of the Contingency Period, Purchaser may at its option give Seller additional time, waive its objection to such exception or condition, or terminate this Agreement. If Purchaser does not notify Seller of any such objections within the time period provided above, Purchaser shall be deemed to have approved the condition of title in the Commitment.

                3.4 Survey. Upon the Effective Date, Seller shall order a survey and legal description of the Property by a registered surveyor acceptable to Title Company (and which shall be certified to have been made in accordance with ALTA/ACSM standards), and Seller shall cause such survey to be delivered to Purchaser within 21 days after the Effective Date. The cost and expense in connection with the preparation of such survey shall be paid by Seller. If acceptable to the parties, the metes and bounds description obtained from such survey shall be incorporated into the special warranty deed to be delivered by Seller to Purchaser at the Closing pursuant to the terms of this Agreement. If such survey shall reveal any matters which Purchaser shall reasonably consider materially adverse, Purchaser shall give written notice thereof to Seller within 5 business days of its receipt of said survey. Seller shall promptly respond thereto in writing setting forth whether Seller has decided to cure such adverse survey matters (in which event Seller shall have 5 business days to do so); provided, however, in the event such cure is reasonably estimated at notification by Purchaser to take longer than thirty
(30) days from Purchaser's written notice, Purchaser shall have the option of terminating this Agreement by written notice to Seller and thereafter neither party shall have any further liability to the other.


        4.      ENVIRONMENTAL MATTERS

                4.1 Hazardous Materials. In order to assist Purchaser in making the determination more particularly described in paragraph 4.3 hereof, and to induce Purchaser to purchase the Property, Seller hereby warrants and represents to Purchaser that, to the best of Seller's knowledge, except as set forth on Exhibit H, : (1) the Land is not contaminated with any Hazardous Substances and no Hazardous Conditions currently exist on the Property: (2) Seller has not caused and will not cause prior to Closing the release of any Hazardous Substances on the Land; (3) the Property is not subject to any federal, state or local "Superfund" lien, proceedings, claim, liability or action, or the threat or likelihood thereof, for the cleanup, removal, or remediation of any Hazardous Substances from the Property; (4) there is no asbestos on the Property; (5) there are no underground storage tanks on the Property; (6) all permits necessary or required by Applicable Environmental Laws in connection with the operations currently conducted on the Property have been obtained by Seller; and (7) Seller has provided to Purchaser a copy of the Phase I investigation of the Property performed by ATEC Associates, Inc., dated August 10, 1995 ("Seller Phase I"); Seller hereby representing and warranting to Purchaser that no other reports or information exist which are in Seller's possession or control which related to the environmental condition of the Property.

                4.2  Environmental Definitions.
                (a) For purposes of this Agreement, the term "Hazardous Substance" shall mean any substance, chemical or waste that is or shall be listed or defined as hazardous, toxic, or dangerous under Applicable Environmental Law, and any petroleum products.

                (b) For purposes of this Agreement, the term "Applicable Environmental Law" shall include the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. sections 9601 et seq.; the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. sections 6901, et seq.; the Federal Water Pollution Control Act, 33 U.S.C. sections 1251 et seq.; the Clean Air Act, 42 U.S.C. sections 7401 et seq.; the Hazardous Materials Transportation Act, 49 U.S.C. sections 1471 et seq.; the Toxic Substances Control Act, l5 U.S.C. sections 2601 through 2629; and the Safe Drinking Water Act, 42 U.S.C. sections 300f through 300J; as have been amended from time to time; any similar state and local laws and ordinances and the regulations implementing such statutes; and any law of any governmental body relating to Hazardous Substances.

                4.3  Environmental Inspection.
                (a)  Due  Diligence:  Seller  shall  permit  Purchaser  or  its representatives, at all reasonable times prior to the Closing Date, if Purchaser shall so elect, to enter upon any and all of the Property for the purposes of inspecting same, making tests, taking samples and soil borings, and/or conducting groundwater studies and such other investigations as Purchaser shall deem appropriate, in order to determine (i) if any Hazardous Substances exist in, on, under, or about the Property (including groundwater on, in, under, or about the Property), or (ii) if any condition ("Hazardous Condition") exists on the Property (including groundwater on, in, under, or about the Property) about which a government agency would, under Applicable Environmental Law, require corrective action.
                (b) Further Investigation: In the event that any potential Hazardous Condition or Hazardous Substance is disclosed by Purchaser's investigation of the Property, then Purchaser may, but shall not be obliged to, conduct reasonable further investigation of the Property, in order to confirm the existence of such Hazardous Substance or Hazardous Condition. The Purchaser shall have no obligation to conduct any investigation under this Subparagraph 4.3(b) but if it elects to do so, the scope and depth of such investigation shall be determined by Purchaser in its sole discretion.
                (c) Confidentiality: Purchaser shall retain the results of all environmental inspections in confidence and shall only provide copies of such results to its counsel and lenders and counsel for the Seller absent the written consent of Seller. Purchaser shall notify Seller of any law, rule, regulation, court order or subpoena requiring disclosure of any such results and shall cooperate with Seller in the notification pursuant to such law, rule or regulation and/or appeal or challenge of any such court order or subpoena. Purchaser may disclose such results required to be disclosed pursuant to such law, rule, regulation, court order or subpoena, but only after Seller has exhausted any lawful or timely appeal or challenge Seller elects to file or make in connection with the same. Purchaser shall cause any environmental consultant retained by it to comply with this Section 4.3(c).

                4.4 Payment of Investigative Costs. Purchaser shall bear all costs of environmental investigation as described in this Paragraph 4.

                4.5 Termination. Purchaser shall have the right to terminate this Agreement if it disapproves of the Property based on the investigation described herein. In the event of such termination, or if the transaction contemplated by this Agreement is not consummated, the Deposit shall be returned to Purchaser and Purchaser shall return all copies of any environmental reports to Seller.

                4.6 Environmental Indemnification. The terms and provisions of this Agreement to the contrary notwithstanding, in the event that any Hazardous Substance or Hazardous Condition is found to exist in, on, under, or about the Property from and after delivery of possession to the Property by Seller to Purchaser, and if and only if such Hazardous Condition or Hazardous Substance is not disclosed on attached Exhibit H [which shall include Seller Phase I and any written phase I or subsequent report prepared by Purchaser's environmental consultant in connection with its review of the Property under this Agreement ("Purchaser's Environmental Reports")], and the same was deposited by Seller or Seller's representatives, officers, shareholders, directors, employees, agents, guests or invitees on the Property during ownership or possession of the Property by Seller or its currently or previously existing affiliates, and was not deposited by Purchaser, Seller hereby agrees to indemnify Purchaser, its agents, representatives, officers, shareholders, directors and employees and its successors and assigns (collectively, the "Purchaser Indemnitees") and agrees to hold the Purchaser Indemnitees, and each of them, free and harmless from and against any and all liabilities, losses, foreseeable and unforeseeable consequential damages, obligations, liens, indebtedness, accounts, actions, causes of action, costs, reasonable fees of attorneys, consultants and experts and other reasonable expenses (collectively, "Purchaser Loss") which the Purchaser Indemnitees, or any of them, may sustain, suffer or incur or which may be claimed or asserted against any of the Purchaser Indemnitees, on account of any grounds whatsoever in law or in equity, by reason of, or in consequence of, any claim of any nature, including without limitation, any suit, administrative proceeding, citation, remediation demand, or judgments by any person or entity whether private, administrative or governmental, arising out of any such Hazardous Condition, Hazardous Substance, or other environmental contamination present in, on, under, or about the Property prior to delivery of possession of the Property by Seller to Purchaser. The foregoing indemnification shall survive Closing for a period of 3 years.


          5. PURCHASER'S INSPECTION OF THE PROPERTY; REVIEW OF DOCUMENTS AND MATERIALS

                5.1 In addition to the rights granted to Purchaser pursuant to Paragraph 4 hereof, upon execution of this Agreement and before Closing, Purchaser and Purchaser's consultants, agents, inspectors, contractors, and employees may enter the Property during regular business hours as Purchaser deems necessary to inspect the Property and to plan any improvements on the Property. Purchaser shall provide proof of liability insurance and workers compensation insurance prior to such entry. No inspections shall be conducted which will likely materially damage, alter or impair the Property without Seller's prior written approval, which approval shall not be unreasonably withheld. Provided that the transaction contemplated by this

Agreement is not consummated, all damage to the Property resulting from Purchaser's or its agents activities thereon shall be repaired by Purchaser. Purchaser shall give oral notice to Seller at least twenty-four (24) hours in advance of any intended entry for inspection. Purchaser shall indemnify, defend with counsel of Purchaser's choice and hold Seller harmless from all expense, loss, damage and claims, including Seller's attorney's fees, if necessary, arising out of the negligence or misconduct of Purchaser or Purchaser's agents on the Property and not due to the negligence of Seller.

                  5.2 Seller shall deliver to Purchaser within 5 business days after the Effective Date the documents and materials respecting the Property set forth below which are in Seller's possession or control (the "Documents and Materials"). From the Effective Date until that date which is 15 days thereafter, Purchaser shall have the right to review and approve or disapprove, in its sole, absolute and subjective discretion, any or all of the Documents and Materials.

        (A) Evidence that the Property complies with any and all applicable governmental ordinances, rules and regulations, including, but not limited to, zoning and building regulations, any and all other governmental approvals (such as approved building permits, building inspection approvals and certificates of occupancy) and/or authorizations pertaining to the Property;

        (B) Complete "as-built" plans, drawings and specifications relating to all of the Improvements ("Improvement Plans");

        (C) Copies of any and all insurance policies, construction contracts, management contracts, maintenance contracts, service contracts, reciprocal easement agreements, if any, utility will-serve letters and any other contracts or agreements affecting or relating to the ownership, operation, maintenance, construction or development of the Property, including, without limitation, copies of all warranties with respect thereto (collectively, the "Contracts");

        (D) A copy of all warranties and guaranties relating to the Property. Seller shall cause, at Seller's sole cost and expense, the Personal Property to be released from any security interest affecting such property prior to or contemporaneously with Closing;

        (E) Copies of the bills for all real property taxes and all personal property taxes payable with respect to the Property for the past 2 years;

        (F) All existing and available soils, environmental and building reports and engineering data pertaining to the Property, or any portion thereof any and all architectural studies grading plans, topographical maps and similar data respecting the Property;

        (G) Any maps and any other governmentally approved or processed documents relative to the subdivision of the Land ("Maps"); and

        (H) Such other documents in Seller's possession or control which relate to the Property which Purchaser shall request.

                5.3 Purchaser and Seller hereby agree that May 6, 1996, is hereby established as the date upon which the "Contingency Period" expires. The Contingency Period shall begin on the Effective Date. If Purchaser fails to terminate, in Purchaser's sole discretion, the Agreement on or before the expiration of the Contingency Period, Purchaser shall become obligated to close the transaction evidenced by the Agreement (unless Seller has defaulted hereunder or this Agreement is terminated pursuant to Section 3.4) or be subject to the default/remedies provisions of this Agreement. On or before the expiration of the Contingency Period, Purchaser shall have the right to approve or disapprove, in Purchaser's sole discretion, the Property, their condition, or the results of any and all inspections, investigations, tests and studies or Documents and Materials.
        If, on or before the expiration of the Contingency Period, Purchaser disapproves of any of same, or otherwise disapproves of the Property for any reason whatsoever, in its sole discretion, Purchaser shall have the right to terminate this Agreement, whereupon the Deposit shall immediately be returned to Purchaser. If Purchaser terminates this Agreement pursuant to its review and inspection hereunder, or under any other section of this Agreement relating to its review and inspection of the Property, Purchaser shall pay Seller a $100 termination fee which shall be the consideration for Purchaser's right to terminate this Agreement.

                5.4 Purchaser, at Purchaser's expense, shall have the opportunity to have the Property inspected by a licensed pest control inspector and obtain from the inspector a report on any damage to the Property caused by pests, fungus or water. The cost to repair any damage disclosed by the inspection shall be paid by Seller. Such work shall be completed prior to the Closing Date.

        6.      CONDITIONS TO AGREEMENT

                6.1 Purchaser's Conditions Precedent. Purchaser's obligation to purchase the Property is expressly conditioned upon the fulfillment at the time of the Closing of each of the following conditions precedent:

                (a) Title. Transfer of title to the Property to Purchaser in accordance with and subject to the provisions of Paragraph 3 above.

                (b) Covenants and Obligations. The performance by Seller (or waiver by Purchaser in writing) of all covenants and obligations of Seller set forth in this Agreement to be performed by Seller prior to the Closing. Closing shall be deemed to be a waiver of all such covenants and obligations of Seller.

                (c) Representations and Warranties. The truth and accuracy of Seller's representations and warranties contained in this Agreement as of the Closing.

                (d)  Environmental  Matters.   Satisfaction  of  all  items  in
Paragraph 4 above relating to the environmental condition of the Property.

                (e) No Tenants. No person shall be occupying nor have any right to occupy the Property.

                (f) Condemnation. No portion of the Property shall have been condemned or taken by a governmental authority or otherwise acquired pursuant to eminent domain authority, nor to the knowledge of Seller or Purchaser shall such acquisition or taking be threatened or contemplated.

                (g) Subdivision. If required by law or ordinance, the Property shall have been subdivided in accordance with local laws, regulations and ordinances and the same shall have been acceptable to Purchaser.

                (h) Other Due Diligence Review. Purchaser's being satisfied with the condition of the Property and other matters relating to the Property as described in sections 5 and 9.

                (i)      INTENTIONALLY DELETED

                (j) Utilities. Purchaser's obtaining, prior to the expiration of the Contingency Period, from utility companies written assurance of the availability of sewer, water, wastewater, electrical, gas, and telephone services for the proposed use of the Property, and Purchaser's obtaining, prior to the expiration of the Contingency Period, confirmation a utilities that such utilities are adequate to meet Purchaser's proposed use of the Property.

                (k) Other Contracts. Purchaser's review and approval, prior to the expiration of the Contingency Period, of all Documents and Materials.

                (l)  Title  Commitment.   The  delivery  to  Purchaser  of  the
Commitment with such endorsements as required by Purchaser, which shows the Permitted Title Exceptions only as exceptions to title to the Property.

                (m) Zoning. Purchaser's obtaining written confirmation, prior to the expiration of the Contingency Period, from the City of Colorado Springs that existing zoning is PIP-1, and that the Property may be used for a manufacturing facility and as otherwise contemplated by Purchaser.

                6.2 Seller's Conditions Precedent. Seller's obligation to sell the Property is expressly conditioned upon fulfillment of each of the following conditions precedent:

                (a) Covenants. The performance by Purchaser (or waiver by Seller in writing) of all covenants of Purchaser set forth in this Agreement to be performed by Purchaser prior to the Closing.

                (b) Representations and Warranties. The truth and accuracy of Purchaser's representations and warranties contained in Paragraph 7.2 as of Closing except as otherwise disclosed in writing.

                (c) Payment. Payment of the Purchase Price in accordance with Paragraph 1 hereinabove.


        7.      WARRANTIES AND REPRESENTATIONS

                7.1 Seller's Warranties and Representations. In addition to other warranties and representations of Seller herein contained, Seller hereby warrants and represents as of the date hereof and as of the Closing Date that:

                (a) Organization and Authority. Seller is a corporation and the sole owner of the Property.
                (b) Authorization of Agreement. This Agreement has been (and all documents to be delivered by Seller to Purchaser at Closing will be): (i) duly executed, and delivered by Seller,  (ii) legal, valid, and binding obligations of Seller, and
(iii) enforceable in accordance with their respective terms.
                (c) Not a Foreign Person. Seller is not a foreign person and is a "United States Person" as such term is defined in Section 7701(a)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). Seller shall duly deliver a similar FIRPTA assurance at the Closing reasonably consistent with the Code's requirements for United States taxpayers.
                (d) Compliance with Existing Laws. Seller has not received any notice or threatened notice that the Property and their existing uses are in violation of any and all applicable building, fire, environmental or other ordinances, statutes, codes, regulations and orders of any governmental agency or any requirements of any building permits, use permits subdivision approvals or zoning laws and regulations or covenants, conditions and restrictions affecting the Property, including without limitation the Americans with Disabilities Act of 1990.
                (e)      INTENTIONALLY DELETED
                (f) Tenancies. There are no leases or tenancies for any portion of the Property which shall remain in effect on the Closing Date, nor shall any person have any rights to the purchase, use or possession of any part or all of the Property on or as of the Closing Date.
                (g) Condemnation Proceedings; Land Use Changes. Seller has made no commitments and has received no notice of the desire of any public authority or other entity to take or use the Property, or any part thereof, whether temporarily or permanently, for easements, rights-of-way, or other public or quasi-public purposes, or for any other purposes whatsoever, and Seller has received no notice of any proceedings, pending, threatened, or contemplated, which would adversely affect, as to any portion of the Property, the applicable zoning or land use classification, in effect on the date of Purchaser's execution of this Agreement or the Closing Date.
                (h) Undisclosed Liabilities and Obligations. To the best of Seller's knowledge, Seller has no liability or obligation of any nature which in any way affects or is related to the Property, whether now due or to become due, absolute, contingent or otherwise, known to Seller, including liabilities for taxes (or any interest or penalties relating thereto), except for real estate taxes and assessments and for income taxes resulting from the transactions contemplated herein.
                (i) Title to Property. Seller owns an undivided fee simple interest in the Property, subject to no mortgage, pledge, lien, restriction, claim, security interest or other encumbrance (except for the Permitted Title Exceptions), and Seller has the power and authority to transfer, assign and convey to Purchaser such title of Seller pursuant to the terms of this Agreement. Title to the Property will be conveyed in fee simple, subject only to the Permitted Title Exceptions.
                (j) Real Property. The Property to be purchased and sold pursuant to this Agreement is owned by Seller.
                (k) Pending Litigation, Proceedings or Investigation. There is no litigation, proceeding, foreclosure or investigation pending, or threatened, against or affecting Seller that might affect or relate to the validity of this Agreement, the instruments to be delivered at the Closing, any action taken or to be taken pursuant hereto or thereto, or the Property or the operation thereof, whether or not fully covered by insurance.

                (l)  Absence  of  Restriction.  Seller  is not  subject  to any judgment, order, writ, injunction or decree which, to the best of Seller's knowledge, will affect the ability of Seller to convey the Property to Purchaser in accordance herewith.
                (m)  Validity  of   Contemplated   Transactions.   Neither  the
execution of this Agreement nor the performance of the transactions contemplated hereby has resulted or will result in any violation of, or be in conflict with, or result in the creation of, any mortgage, lien, encumbrance or charge (other than those contemplated hereby) upon any portion or all of the Property pursuant to, or constitute a default under, any certificate of incorporation, by-law, agreement, or mortgage, indenture, contract, agreement, instrument, franchise, permit, judgment, decree, order, statute, rule, or regulation applicable to Seller or the Property.
                (n) Approvals. No consent by, approval or authorization of, or filing, registration or qualification with, any federal, state or local authority, or any corporation, person or other entity is required either for the execution, delivery, or performance of this Agreement by Seller, or in connection with the consummation of the transactions contemplated by this Agreement.
                (o) Mechanic's Liens. There exists no mechanic's or materialmen's liens on the Property, and no party has the right to record same with respect to the Property. A "No Lien" affidavit will be provided to Purchaser at the Closing.
                (p) Contracts. There are no current service or maintenance contracts, management agreements or other agreements which will affect Purchaser or the Property after Closing.
                (q) Permits; Licenses. All required permits and approvals, including building and use permits and certificates of occupancy, were obtained for the construction, use, occupancy and subdivision of the Property. The Improvements have been constructed in accordance with all such approvals, licenses, permits and certificates, accepted standards of good materials and workmanship, all covenants, conditions, restrictions, easements and agreements of any kind or nature affecting the Property, and the Improvement Plans. Seller has obtained all easements and rights-of-way required from all governmental authorities having jurisdiction over the Property or from private parties for the present use and operation of the Property and to assure vehicular and pedestrian ingress to and egress from the Property at all access points currently being used.
                ( r) Defects. To the best of Seller's knowledge, Seller is not aware of any material defects in the Property including the Improvements and, to the best of Seller's knowledge, Seller is not aware of any material adverse conditions relating to the Property which have not been specifically disclosed in writing to Purchaser.
                (s) Representations. No representation, warranty or statement of Seller in this Agreement or in any document, instrument, certificate or schedule furnished or to be furnished to Purchaser contains or will contain, to the best of Seller's knowledge, any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements or facts not misleading.
                (t) Documents True. To the best of Seller's knowledge, all documents delivered by Seller to Purchaser pursuant to this Agreement are true, accurate, correct and complete copies of originals and any and all information prepared by Seller or at Seller's direction and supplied to Purchaser by Seller in accordance with this Agreement are true, accurate, correct and complete.

                (u) No Other Documents. To the best of Seller's knowledge, the documents delivered by Seller to Purchaser pursuant to this Agreement are all of the documents known by Seller to exist relative to the use, ownership, maintenance, management and construction on or under the Property. Seller has not assigned its rights thereunder to any other person or entity and no further consent is necessary or required to make an assignment thereof and the bill of sale described below effective.
                (v) No Notices. To the best of Seller's knowledge, Seller has received no notice of (i) any change contemplated in any applicable laws, ordinances or restrictions, (ii) any judicial or administrative action, (iii) any action by adjacent landowners, or (iv) natural or artificial conditions upon the Property which would prevent, impede, limit or render more costly Purchaser's contemplated use of the Property.
                (w) Taxes. Seller has no knowledge, and Seller has received no notice to the contrary, of any special assessments or charges which have been levied against the Property or which will result from work, activities or improvements done to the Property by Seller.
                (x) Utilities. To the best of Seller's knowledge, the Improvements are connected to and served by utilities installed and connected pursuant to valid permits, and such utilities are in full compliance with all governmental authorities with jurisdiction. To the best of Seller's knowledge, no fact or condition exists which would result in the termination or impairment in the furnishing of utility services to the Improvements.
                (y)      INTENTIONALLY DELETED
                (z) No Prior Transfer. Except pursuant to this Agreement, Seller has not previously sold, transferred or conveyed the Property and Seller has not entered into any executory contracts for the sale of the Property, nor do there exist any rights of first refusal or options to purchase the Property.

                (aa) Insurance Notices. Seller has not received any notice from any of Seller's insurance carriers of any defects or inadequacies in the Property, or any portion thereof, which would adversely affect the insurability of the Property or the cost of any such insurance.

                (bb)   Representations   and   Warranties   at   Closing.   The
representations and warranties of Seller set forth in the Agreement shall be deemed to be remade and restated by Seller on and as of the Closing.

                7.2 Purchaser's Warranty and Representation. Purchaser hereby warrants and represents as of the date hereof and as of the Closing Date that this Agreement has been, and all the documents to be delivered by Purchaser to Seller at the Closing will be duly authorized, executed, and delivered and will be legal, valid, and binding obligations enforceable of Purchaser in accordance with their respective terms.

                This Section 7 shall survive the Closing and the consummation of the transaction contemplated hereby for a period of three years.


          8. ADDITIONAL COVENANTS OF SELLER; INDEMNIFICATION; RIGHT OF FIRST REFUSAL

                8.1 From and after the date of execution of this Agreement until the Closing, Seller covenants and agrees that it shall:

                (a) maintain the Property in its present order and condition and deliver the Property at the Closing in substantially the condition it is in on the date of execution of this Agreement;

                (b) not mortgage or encumber all or any part of the Property;

                (c) not enter into any leases, leases or agreements affecting all or any part of the Property;

                (d) except as contemplated herein, not place or consent to the placement by others of any easements, covenants, or restrictions in respect of the Property or any portion thereof;

                (e) not cause or permit any action to be taken and shall refrain from taking any action which would cause any of the representations or warranties set forth herein to be untrue as of the Closing Date;

                (f) remove the Property from the market (provided that Purchaser understands that Seller shall have the right to receive "back up" offers) and shall not convey, transfer, assign, hypothecate, or otherwise encumber the Property in any manner whatsoever; and

                (g) maintain all insurance policies carried by Seller with respect to the Property as of the Effective Date through Closing.

                8.2 Seller shall indemnify, defend, and hold Purchaser harmless from and against all obligations, claims, losses, liabilities, costs and expenses, including reasonable attorneys' fees, arising out of (i) nonpayment of any amounts owed to persons or entities under contract with Seller, any of Seller's subsidiaries or affiliates or contractors or subcontractors, for labor or materials supplied in connection with the Property (including any liens asserted) before Closing, (ii) the Property or the ownership or operation thereof on or before Closing, or any activities or events occurring on or with respect to the Property, or claims of third parties with respect to the Property, arising before Closing, (iii) all taxes, license fees, charges and other fees arising in connection with Seller's sale of the Property (except that Purchaser shall be responsible for the special warranty deed recording fee, Colorado documentary fee, and one-half of the Title Company closing fee owing in connection with this transaction), (iv) the material breach of any of Seller's representations and warranties or obligations hereunder, (v) the use on or before Closing of the Property by any third party, and (vi) the violation of any federal, state or local law, ordinance or regulation, occurring with respect to the Property prior to Closing.
                This indemnity and other indemnity agreements by Seller set forth in the Agreement shall survive Closing and the recordation of the Deed for a period of 3 years, unless otherwise specified.

                8.3 Purchaser shall have a right of first refusal (which it may exercise in its sole discretion) to purchase that certain real property described on attached Exhibit E (the "RFR Property") prior to any proposed "Transfer" (as defined below) of the RFR Property by Seller of any of Seller's right, title or interest in or to the RFR Property, or any portion thereof. At least 10 days prior to any proposed Transfer by Seller described above, Seller shall deliver a written sale notice ("Sale Notice") to Purchaser which shall include a copy of the purchase and sale agreement and shall set forth the name of the proposed third party purchaser, the interest in the RFR Property proposed to be Transferred, and all other provisions and conditions of the proposed Transfer by Seller including, without limitation, the purchase price thereof. Upon receipt of the Sale Notice, Purchaser shall have 10 days in which to notify Seller in writing of its election to exercise the right of first refusal to purchase the RFR Property granted herein. Upon exercise of its right of first refusal, Purchaser shall be obligated to purchase, acquire or otherwise obtain upon the same terms and conditions as set forth in the Sale Notice, the interest in the RFR Property proposed to be Transferred. In the event any delays caused by Seller prevent a closing within the period set forth in the Sale Notice, Purchaser shall have the right to terminate the transaction, and thereafter Seller shall not have the right to Transfer such interest to any other party without again giving Purchaser the right of first refusal herein provided. If Purchaser does not, within such 10-day period, notify Seller in writing of its election to exercise its right of first refusal, Seller may Transfer such interest in the RFR Property to the third party purchaser upon the same conditions and provisions identified in the Sale Notice. If such interest in the RFR Property has not been Transferred within 180 days after the expiration of the 10-day period during which Purchaser may exercise its right of first refusal, or if Seller and the third party purchaser have not closed such Transfer within such 180-day period, the RFR Property shall become subject to all of the provisions and conditions of this Section and thereafter may not be Transferred except in the manner and on the provisions and conditions set forth in this Section.
                For purposes of this Section, "Transfer" means that Seller has received an offer from a third party unaffiliated with Seller, and the offer is acceptable to Seller.

                Notwithstanding any term in this Agreement to the contrary, Seller agrees that it shall not have the right to Transfer a portion of the RFR Property, but shall instead be required to Transfer the entire RFR Property in connection with any Transfer; in addition, Seller shall not have the right to Transfer less than its entire interest in the RFR Property, but shall instead Transfer all of its right, title and interest in and to the RFR Property in connection with any Transfer. Seller shall cause a memorandum of right of first refusal ("Memorandum of Right of First Refusal") to be recorded at Closing which shall set forth the terms of this Section 8 and other appropriate provisions. The terms of this Section 8.3 shall survive the Closing and the recordation of the deed.

                The right of first refusal granted to Purchaser in this paragraph 8.3 shall be personal to Purchaser only and may not be assigned, conveyed, sold, or otherwise transferred by Purchaser. If Purchaser attempts to assign, convey, sell or otherwise transfer the right of first refusal granted herein, such right of first refusal shall be void and of no further effect.

        9.      ZONING AND LAND USE ORDINANCES

                Purchaser shall have until expiration of the Contingency Period to establish to its satisfaction that (1) Seller's use or the use by any person or entity in possession of the Property and Purchaser's intended use of the Property will not be in violation of any applicable zoning and land use ordinances, subdivision laws, building or similar laws, codes, ordinances, orders, or regulations; (2) if required for the transfer of title, there is a certificate of occupancy for the

Property; and (3) reasonable access to the Property from adjoining public roads is not dependent upon easements, rights-of-way or licenses across lands or premises not included within the Property.

                In the event that Purchaser shall not be able to establish all of the foregoing, then Purchaser shall have the option of terminating this Agreement by giving written notice thereof to Seller prior to the expiration of the aforementioned thirty-day period and thereupon neither party shall have any further liability hereunder. Upon any such termination, the Deposit shall be returned to Purchaser, unless Purchaser shall have given notice prior to the expiration of the thirty-day period, Purchaser shall be deemed to have waived its rights under this Paragraph 9 as of the Closing.


        10.     ESCROW AND CLOSING

                10.1     Closing.
                (a) Subject to the mutual agreement of the parties to the contrary and subject to the provisions of Paragraph 6 hereof, Purchaser and Seller shall consummate the purchase and sale of the Property on or before May 15, 1996. Time is of the essence of this transaction.

                (b) The purchase and sale contemplated herein shall be consummated at the "Closing", and shall be held in the offices of Title Company unless the parties shall otherwise mutually agree. The Closing shall be held at a mutually agreeable time on the Closing Date. The date upon which the Closing takes place is referred to in this Agreement as the "Closing Date".

                (c)        The Title Company shall close the transaction.


                10.2 Obligations of Purchaser at Closing. On the Closing Date, Purchaser shall deliver or cause to be delivered to Title Company (in immediately available funds) all of the sums constituting the purchase price, which sums shall not be released to Seller until Title Company is unconditionally obligated to issue the title insurance (including gap coverage) and endorsements relating to the Property as described and required in this Agreement and is unconditionally required to record the Memorandum of Right of First Refusal and deed in the real property records of El Paso County, Colorado.

                10.3 Possession. Seller shall retain possession of the Property until the Closing and shall deliver possession to Purchaser upon the Closing.

                10.4 Transfers and Conveyances. Seller will execute and deliver all instruments of transfer and conveyance ("Instruments of Conveyance") (which shall be fully executed) as in the reasonable opinion of Purchaser will be appropriate to carry out the purpose and intent of this Agreement and as will be sufficient in the opinion of Purchaser to convey and transfer to Purchaser the Property and all right, title and interest of Seller therein, thereby effectively vesting Purchaser with good and marketable title thereto free and clear of all liabilities, security interests, liens and encumbrances whatsoever, excepting only the Permitted Exceptions. Such Instruments of Conveyance shall include, without limitation, the following:
                (i) a  fully  executed  and  notarized  special  warranty  deed transferring and conveying unto Purchaser the Property in fee simple absolute subject only to the Permitted Exceptions (which deed shall be recorded in the real property records of El Paso County at, or as soon as practicable after, Closing);
                (ii) an affidavit of an authorized officer of Seller,  sworn to under penalty of perjury, setting forth the Seller's United States Tax Identification No., address and stating that the Seller is not a foreign person and is a United States Person as defined in the Code;
                (iii) such other items and  instruments  as shall be reasonably required by the Title Company in connection with the issuance of its title insurance policy to Purchaser as stated in Paragraph 3 hereof or as shall be reasonably required by counsel to Purchaser for consummation of the transaction;
                (iv) a survey of the  Property,  certified  to  Purchaser  by a licensed surveyor acceptable to Purchaser and Title Company and issued pursuant to Paragraph 3.4 hereof;
                (v) such other additional  documents of transfer and conveyance as may be necessary to transfer and convey to Purchaser all of the right, title and interest of Seller in and to the Property;
                (vi)     INTENTIONALLY DELETED
                (vii) a certificate  stating that Seller's  representations and warranties contained herein and in Section 7 are true, correct, and complete as of the Closing Date;
                (viii) any and all original  contracts relating to the Property which Purchaser desires to assume and assignments thereof and consents thereto executed by appropriate parties.
                (ix) A bill of sale duly  executed by Seller in a form approved by Purchaser conveying all of Seller's right, title and interest in and to the Personal Property;
                (x) Originals of any and all building permits,  certificates of occupancy, utility will-serve letters, use permits and other governmental approvals and/or entitlements relative to the Property in Seller's possession or control;
                (xi) A general  assignment  duly executed by Seller,  in a form approved by Purchaser conveying all of Seller's right, title and interest in and to the Intangible Personal Property;
                (xii) The  Memorandum  of Right of First  Refusal  executed  by
Seller (which memorandum shall be recorded in the real property records of El Paso County at, or as soon as practicable after, Closing); and
                (xiii)  Such other  instruments  and  documents  as  reasonably requested by Purchaser to carry out the purposes of this Agreement.


        11.     DEFAULT

                11.1 Breach by Purchaser. If the Closing fails to occur by reason of default of Purchaser under the terms of this Agreement, which default is not cured within thirty (30) days (but in any event prior to the Closing) after written notice is given by Seller to Purchaser, this Agreement and the rights and obligations of the parties shall terminate and the sum of

US$50,000 shall constitute liquidated damages for Purchaser's nonperformance as Seller's sole and exclusive remedy against Purchaser. The parties expressly agree that due to the nature of the transactions, it is impracticable and extremely difficult to fix the actual damages that Seller would sustain, should Purchaser breach any of its obligations. The impracticability and difficulty of fixing actual damages is caused by, without limitation, the fact that (i) the Property included unique real property, and (ii) that pursuant to the Agreement, Seller is holding the Property off the market and restricting its ability to negotiate with other Purchasers. GIVEN THE FOREGOING FACTORS, AMONG OTHERS, PURCHASER AND SELLER AGREE THAT LIQUIDATED DAMAGES ARE PARTICULARLY APPROPRIATE FOR THIS TRANSACTION AND AGREE THAT SAID LIQUIDATED DAMAGES SHALL BE PAID IN THE EVENT OF BREACH BY PURCHASER, NOTWITHSTANDING ANY WORDS OR CHARACTERIZATIONS PREVIOUSLY USED OR IMPLYING A CONTRARY INTENT.

                11.2 Breach by Seller. If the Closing fails to occur by reason of default of Seller under the terms of this Agreement, which default is not cured within thirty (30) days (but in any event prior to the Closing) after written notice is given by Purchaser to Seller, Purchaser shall, in addition to exercising any other rights available hereunder or under applicable law, have the right to:

                (i) waive the default and complete the purchase as provided herein; or

                (ii) terminate this Agreement and the rights and obligations of Purchaser and Seller hereunder; or

                (iii)  seek  specific   performance  of  this  Agreement  where
permitted at law or in equity.

        12.     DAMAGE OR CONDEMNATION

                 12.1 If the Improvements or Personal Property is damaged and the cost to repair same exceeds $50,000, Purchaser may terminate this agreement without liability. If Purchaser does not so terminate, or the damage is less than $50,000, Purchaser shall receive the insurance proceeds collected as a result of the damage or destruction, such proceeds to be assigned to Purchaser at Closing.
                If Seller has not repaired the damage before the closing date referenced above, and the insurance proceeds are not adequate to repair the damage, the amount of the shortage shall be credited to Purchaser at Closing, reducing the amount of additional cash due from Purchaser. The Closing Date may be extended as required to obtain repair estimates and determine insurance proceeds, and for a period not to exceed 90 days, in Seller's sole discretion, to complete repair of the Property. If the Closing does not occur by such extended date, either party may terminate this Agreement without liability.
                12.2 In the event that prior to the Closing, all or any material portion of the Real Property is subject to a taking by a public or governmental authority, Purchaser shall have the right to terminate this agreement or accept the Property in its then condition and receive an assignment of all of Seller's rights to any condemnation award or proceeds payable by reason of such taking.

        13.     ALLOCATION OF PURCHASE PRICE
                The total Purchase Price shall be allocated as provided in attached Exhibit D.



        14.     MISCELLANEOUS

                14.1 Nature and Survival of Representations. All statements contained in any certificate or other instrument delivered by or on behalf of Seller pursuant to this Agreement or in connection with the transactions contemplated hereby will be deemed representations and warranties by Seller hereunder, and all statements contained in any certificate or other instrument delivered by or on behalf of Purchaser pursuant to this Agreement, will be deemed representations and warranties by Purchaser hereunder. All representations, warranties, indemnities and agreements made by Purchaser will survive the Closing hereunder for three years.

                14.2 Binding Effect and Prohibition of Assignment. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns. Any assignment of this Agreement by either party shall require the prior written consent of the other party; provided, however, that Purchaser shall be permitted to assign its interest in this Agreement to one or more parent, subsidiary or affiliated entities; provided further that any such assignment shall not relieve Purchaser of its obligations hereunder.

                14.3 Severability. It is agreed that if any term, covenant, provision, Paragraph or condition of this Agreement shall be illegal, such illegality shall not invalidate the whole agreement, but this Agreement shall be construed as if not containing the illegal part and the rights and obligations of the parties shall be construed and enforced accordingly.

                14.4 Entire Understanding. This Agreement represents the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior or oral agreements or representations; no amendment or modification of this Agreement may be made except by an instrument in writing signed by both parties.

                14.5 Applicable Law. The interpretation and performance of this Agreement shall be governed by the law of the state where the Real Property is located.

                14.6 Waiver. The waiver by either party of any breach of any term, covenant or condition of this Agreement shall not be deemed a waiver of such term, covenant or condition or any subsequent breach of the same or any other term, covenant or condition of this Agreement.

                14.7 Notices. Any notice or other writing required or permitted to be given to a party under this Agreement shall be mailed by certified United States mail, postage prepaid, return receipt requested, or by facsimile addressed as follows:

        If to Seller:        John E. Dods
                             Director, Facilities and Administration
                             Ampex Corporation
                             401 Broadway
                             Redwood City, CA 94063
                             Facsimile: 415-367-3536

        If to Purchaser:     c/o United States Filter Corporation
                             40-004  Cook Street
                             Palm Desert, California  92211
                             Attention:  Michael E. Hulme, Jr.
                                         Vice President, General Counsel
                                          and Secretary
                             Facsimile:  (619) 341-9368

                Either party may change such address or number by written notice to the other. Any notice deposited in the United States mail as provided above shall be conclusively deemed to have been received by the party to whom the same is addressed at the latest of (l) within 48 hours if deposited in the same state as the addressee, (b) within 96 hours if deposited in a state other than the addressee, or (c) on the delivery date shown on the return receipt prepared in connection therewith. Any notice personally delivered shall be deemed received on the date of personal delivery.

                14.8 Captions. The captions inserted herein are inserted only as a matter of convenience and for reference and in no way define, limit or describe the scope of this Agreement or the intent of any of the provisions hereof.

                14.9 Exhibits. All exhibits referred to herein are incorporated by reference as though fully set forth herein.

                14.10 Additional Documents in Cooperation. Seller and Purchaser agree to execute such additional documents as may be reasonably necessary to carry out the provisions of this Agreement.

                14.11 Attorneys' Fees. If either party commences or is made a party to any action or proceeding to enforce or interpret this Agreement, the prevailing party in such action or proceeding shall be entitled to recover from the other party all attorneys' fees, costs and expenses incurred in connection with such action or proceeding or any appeal or enforcement of any judgment obtained in any such action or proceeding.

                14.12 Counterparts. This Agreement may be executed in any number of counterparts, and each counterpart shall be deemed to be an original instrument.

                14.13 No Third Party Beneficiaries. This Agreement is made and entered into for the sole benefit of the parties hereto, and no broker or other person or entity shall have any cause of action or claim in connection with the terms set forth in this Agreement.


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives in duplicate on the date first above written.

Seller:

AMPEX CORPORATION,
a Delaware corporation


by: /s/ Richard J. Jacquet
  its:  Vice President

Purchaser:

U. S. FILTER/IONPURE INC.,
a Massachusetts corporation

by:  /s/Michael E. Hulme
   its:  Vice President

                                  EXHIBIT LIST


A--depiction of land (Recital A)

B--legal description (Recital B)

C--INTENTIONALLY DELETED

D--allocations (Section 13)

E--RFR Property (Section 8.3)

F--personal property (Recital C)

G--intangible property (Recital D)

H--environmental disclosure (Section 4.1)

                                   EXHIBIT A


                 U.S. Filter/Ionpure Inc. -- Ampex Corporation

                               Depiction of Land


[Diagram omitted -- see legal description in Exhibit B.]

                                   EXHIBIT B


                 U.S. Filter/Ionpure Inc. -- Ampex Corporation

                               Legal Description


Lot 1, Block 1, Ampex Corporation Subdivision, City of Colorado Springs, County of El Paso, State of Colorado, together with all improvements located thereon and all fixtures attached thereto.

Property Tax Schedule Number 64123-02-011

                                   EXHIBIT D


                          ALLOCATION OF PURCHASE PRICE


Improvements:            $3,090,000

Land:                    $410,000

Personal Property:       $75,000

                                   EXHIBIT E


                 U.S. Filter/Ionpure Inc. -- Ampex Corporation

                 Real Property on which RFR Property is Located


That certain three (3) acres in the northwest corner of Lot 2, Block 1, Ampex Corporation Subdivision, City of Colorado Springs, County of El Paso, State of Colorado, and further depicted as follows:

[diagram omitted].

                                   EXHIBIT F


                            725 Wooten Road Facility

                            (Revised 04/09/96; ASW)


     All currently assembled shelves, racking and fencing located throughout the facility including the second floor of the mezzanine.

     Various keys for internal/external doors (located in the key cabinet in the guard office).

     Miscellaneous maintenance supplies located in the roof access room at the northeast corner of the building (to include: various cans of paint, spare celing tiles, extra floor tiles, overhead lighting, several cases of air filters, and base floor molding).

     Any and all equipment located in the cafeteria relating to the cafeteria.

     The NOVAR Energy Management System, and all associated prints/diagrams relating to its operation.

     Various fire extinguishers located throughout the facility.

     Emergency lighting system.

     Lockers in the changing rooms on the main production floor.

     Compressor and dryer in the maintenance shed outside on the north side of the facility.

     All electrical panels in the main and small production areas.

     Fume hood located in the small room off of the main production floor on the south side of the facility.

                                   EXHIBIT G


All warranties, guaranties, licenses, permits, entitlements, governmental approvals and certificates of occupancy which benefit the Real Property and/or Personal Property

                                   EXHIBIT H

Seller Phase I (as defined in this Agreement)

Purchaser's Environmental Reports (as defined in this Agreement) (to be attached)

                                                                   EXHIBIT 10.2

                                                 AMPEX CORPORATION
                                             1992 STOCK INCENTIVE PLAN

                                          as amended through June 7, 1996

1.  Purpose

          The purpose of this plan (the "Plan") is to secure for Ampex Corporation (the "Company") and its stockholders the benefits arising from the ownership of stock options and stock appreciation rights by directors and key employees of the Company and its parent and subsidiary corporations, who are expected to contribute to the Company's future growth and success. 2. Types of Plan Benefits

         (a) Types of Awards. Subject to Section 3(a), the Company may in its sole discretion grant, with respect to the Company's Class A Common Stock ("Common Stock"), options ("Options") and/or stock appreciation rights ("Rights") to eligible persons, as authorized by action of the Board of Directors of the Company (or a Committee designated by the Board of Directors). As used in the Plan, an "Award" shall mean an Option or a Right or both and an "Award Owner" shall mean the owner of an Option or a Right or both.

                  (i) Types of Options. Options granted pursuant to the Plan may be either incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory options ("Non-Statutory Stock Options"), which are not intended to or do not meet the requirements of Code Section 422.

                  (ii) Types of Rights. Rights granted pursuant to the Plan shall entitle the Rights holder to receive cash or Common Stock equal to the appreciation in the value of the shares of the Common Stock of the Company as provided in Section 7. Rights may be either an alternative to or in tandem with the exercise of all or any portion of an Option granted to a Rights holder ("Tandem Rights") or independent of any Options granted hereunder ("Non-Tandem Rights").

3.  Administration

         (a) General Provisions. The Plan will be administered by the Board of Directors of the Company (the "Board"), whose construction and interpretation of the terms and provisions of the Plan shall be final and conclusive. Except for all decisions with respect to Awards for officers and directors subject to
Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which shall be made only by a committee meeting the requirements set forth in
Section 3(b), the Board may in its sole discretion grant Options to purchase shares of the Company's Common Stock, issue Rights to the appreciation in the value of such shares, and issue shares upon exercise of such Options and Rights, and/or distribute cash upon exercise of such Options and Rights, as provided in the Plan. The Board shall have authority, subject to the express provisions of the Plan, to construe the respective Awards agreements and the Plan; to prescribe, amend and rescind rules and regulations relating to the Plan; to determine the terms and provisions of the respective Award agreements, which need not be identical; to advance the lapse of any waiting or installment periods and exercise dates; and to make all other determinations in the judgment of the Board of Directors necessary or desirable for the administration of the Plan. The Board may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Award agreement in the manner and to the extent it shall deem expedient to carry the Plan into effect and it shall be the sole and final judge of such expediency. No director shall be liable for any action or determination taken or made under or with respect to the Plan or any Award in good faith. The Board may, to the full extent permitted by law, delegate any or all of its powers under the Plan to a committee (the "Committee") appointed by the Board, and if the Committee is so appointed all references to the Board in the Plan shall mean and relate to such Committee unless the context requires otherwise.

         (b) Disinterested Committee under Rule 16b-3. None of the members of the Committee shall receive, while serving on the Committee, or during the one-year period preceding appointment to the Committee, a grant or award of equity securities of the Company under (i) the Plan or (ii) any other plan of the Company or its affiliates under which the participants are entitled to acquired stock, stock options, stock bonuses, related rights or stock appreciation rights of the Company or any of its affiliates, other than pursuant to transactions in any such other plan that do not disqualify a director from being a disinterested person under Rule 16b-3 (as defined in Section 17(d)). The limitations set forth in this Section 3(b) shall automatically incorporate any additional requirements that may in the future be necessary for the Plan to comply with Rule 16b-3.

         4.  Eligibility

         (a)  Generally

                  (i) Except as provided in Section 4(b), Awards shall be granted only to persons who are, at the time of grant, officers, employees, directors, consultants, advisors or other service providers of the Company or of any Parent Corporation or Subsidiary (as defined in Sections 17(c) and 17(e)); provided that any consultant, advisor or service provider must render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

                  (ii) An eligible individual may be granted Incentive Stock Options, Non-Statutory Stock Options, Tandem Rights and/or Non-Tandem Rights. A person who has been granted an Award may, if he or she is otherwise eligible, be granted one or more additional Awards if the Board shall so determine.

         (b) Incentive Stock Options. No person shall be granted any Incentive Stock Option under the Plan unless at the time such Option is granted, such person is an employee of the Company, or of any Parent Corporation or Subsidiary, and does not own, directly or indirectly, Common Stock of the Company possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any Parent Corporation or Subsidiary (a "10% Stockholder"), unless the requirements of Section 6(d)(i) are satisfied.

         (c) Limit on Awards. Notwithstanding any other provisions of the Plan, the maximum number of shares with respect to which Awards may be granted to any individual during any single fiscal year (the "Individual Award Limit") shall be 1,663,645 shares (subject to adjustment as provided in Sections 13 and 14), which represents five percent of the Common Stock of the Company that was outstanding on May 19, 1995. To the extent required by Section 162(m) of the Code or the regulations thereunder, in applying the Individual Award Limit with respect to a participant, (i) if an Award is cancelled, the cancelled Award shall continue to count against the Individual Award Limit; and (ii) if, after grant, the exercise price of an Award is reduced, the transaction shall be treated as the cancellation of the Award and a grant of a new Award, and both the Award that is deemed cancelled and the new Award shall count against the Individual Award Limit.

5. Stock Subject to Plan

         Subject to adjustment as provided in Sections 13 and 14 below, the maximum number of shares of Common Stock of the Company that may be issued pursuant to Awards granted under the Plan is 4,250,000 shares. Shares issued pursuant to the Plan may be treasury shares of the Company. The Company shall have no obligation to issue unauthorized shares in respect of Awards. If Awards granted under the Plan shall expire or terminate for any reason without having been exercised in full, the shares subject to the unexercised portions of such Awards shall again be available for subsequent Awards grants under the Plan. Stock issuable upon exercise of Awards granted under the Plan may be subject to such restrictions on transfer, repurchase rights or other restrictions as shall be determined by the Board.

6. Options

         (a) Forms of Option Agreements. As a condition to the grant of an Option under the Plan, each recipient of an Option shall execute an Option Agreement, substantially in the form of Exhibit A to the Plan (in the case of Incentive Stock Options) or Exhibit B to the Plan (in the case of Non-Statutory Stock Options). The Option

Agreement may be in such other form not inconsistent with the Plan as shall be specified by the Board of Directors at the time such Option is granted.

         (b) Purchase Price. No consideration is to be paid for the grant of an Option. The purchase price per share of stock deliverable upon the exercise of an Option shall be determined by the Board on the date such Option is granted; provided, however, that (i) in the case of an Incentive Stock Option, the exercise price shall not be less than 100% of the Fair Value (as defined in Section 17(b)) of such stock, as determined by the Board at the grant of such Option, (ii) in the case of a Non-Statutory Stock Option, the exercise price shall not be less than 85% of the Fair Value, and (iii) in the case of any Option granted to a 10% Stockholder, the exercise price shall not be less than 110% of the Fair Value.

         (c) Payment of Exercise Price. Payment of the exercise price of an Option shall be in cash (by check) or, in the sole discretion of the Board and to the extent authorized in the Option Agreement, in any of the following methods or any combination thereof: (i) by surrender of shares of fully paid Common Stock of the Company with a Fair Value equal to the aggregate exercise price; (ii) by waiver of compensation owed by the Company to the Option holder;
(iii) through a "same-day sale" commitment from the Option holder and an NASD broker; (iv) through a "margin" commitment from the Option holder and an NASD broker; (v) by the surrender of other Options held by the Option holder (other than Incentive Stock Options) to purchase Common Stock of the Company, to the extent of the "spread" on the surrendered Options (the "spread" being the amount by which the Fair Value of the shares covered by the surrendered Options on the exercise date exceeds the aggregate exercise price of the surrendered Options); (vi) by tender of a full-recourse promissory note bearing interest at a rate and coming due in installments as determined by the Board; or (vii) by any other lawful means.

         (d) Incentive Stock Options. Options granted under the Plan that are intended to be Incentive Stock Options shall be specifically designated as intending to be Incentive Stock Options and shall be subject to the following additional terms and conditions:

                  (i) 10% Stockholder. If any employee to whom an Incentive Stock Option is to be granted under the Plan is at the time of the grant of such Option a 10% Stockholder, then the following special provisions shall be applicable to the Incentive Stock Option granted to such individual: (x) the exercise price per share of the Common Stock subject to such Incentive Stock Option shall not be less than 110% of the Fair Value of one share of Common Stock at the time of grant; and (y) the option exercise period shall not exceed five years from the date of grant.

                  (ii) Dollar Limitation. Common Stock of the Company that is acquired pursuant to the exercise of an Incentive Stock Option granted to an employee under the Plan shall be deemed to be acquired pursuant to the exercise of an incentive stock option under Code Section 422, only to the extent that the aggregate Fair Value (determined as of the respective date or dates of grant) of the Common Stock with respect to which such Incentive Stock Option, and all other incentive stock options that are granted to such employee under the Plan (and under any other incentive stock option plans of the Company, and any Parent Corporation and any Subsidiary) are exercisable for the first time by such employee in any one calendar year, does not exceed $100,000. To effectuate the provisions of this Section 6(d)(ii), the Board may designate the shares of Common Stock that are treated as acquired pursuant to the exercise of an Incentive Stock Option by issuing a separate certificate for such shares and identifying such certificates as Incentive Stock Option stock in its stock transfer records. Except as modified by the preceding provisions of this
Section 6(d) all the provisions of the Plan applicable to Options shall be applicable to Incentive Stock Options granted hereunder.

         (e) Non-Statutory Stock Options. Upon the exercise by an Award Owner of a Non-Statutory Stock Option, the Board may, in its discretion, make a payment in cash, in lieu of delivery of one or more shares of Common Stock, in an amount per share equal to the Fair Value, on the effective date of exercise, of such share or shares. If, upon exercise, the Board has determined to pay cash in lieu of one or more shares, any portion of the purchase price of such shares that has not previously been paid by the Award Owner shall be offset against the amount payable by the Company.

7.  Rights

         (a) Forms of Rights Agreement. As a condition to the grant of Rights under the Plan, each Rights holder shall execute a Rights Agreement, substantially in the form of Exhibit C to the Plan (in the case of Tandem Rights) or Exhibit D to the Plan (in the case of Non-Tandem Rights), or in such other form not inconsistent with the Plan, as shall be specified by the Board at the time such Rights are granted.

         (b) Purchase Price. No consideration is to be paid for the grant of a Right.

         (c) Entitlement Under Each Right. To the extent the holder of a Right is vested in such Right (as provided in the Rights Agreement), each Right granted shall entitle the Right holder upon exercise of the Right to a lump sum payment in cash, for each share covered by the Right, equal to the excess, if any, of (i) the Fair Value, on the effective date of exercise, of one share of Common Stock over (ii) the Fair Value, on the date of grant, of such share; provided, however, in the sole discretion of the Board, at any time prior to settlement of the Right, (A) up to 100% of the payment may be made in shares of Common Stock based on the Fair Value on the exercise date of such shares of Common Stock, and (B) the remainder in a lump sum cash payment. Any lump sum cash payments may be made in installments with interest, at a rate and over a period determined by the Board.

8.  Exercise Period

         (a) Generally. Each Award shall expire on such date as the Board shall determine on the date such Award is granted, but in no event after the expiration of ten years from the date on which such Award is granted (or five years in the case of Incentive Stock Options described in Section 6(d)(i)), and in all cases each Award shall be subject to earlier termination as provided in the Plan.

         (b) Effect of Termination of Status as Eligible Participant. No Award may be exercised unless, at the time of such exercise, the Award Owner is, and continuously since the date of grant of his or her Award, has been an employee, director, consultant, advisor or other eligible service provider of one or more of the Company, a Parent Corporation or a Subsidiary (in each case, an "Eligible Participant"), except that subject to Section 10 and if and to the extent the Award agreement so provides:

                  (i) the Award may be exercised within the period of three months after the date the Award Owner ceases to be an Eligible Participant of any of the foregoing entities (or within such lesser period as may be specified in the Award agreement);


                  (ii) if the Award Owner dies while an Eligible Participant or within three months after the Award Owner ceases to be an Eligible Participant, the Award may be exercised by the administrator of the Award Owner's estate, or by person to whom the Award is transferred by will or the laws of descent and distribution, within the period of one year after the date of death (or within such lesser period as may be specified in the Award agreement); and

                  (iii) if the Award Owner becomes disabled (within the meaning of Section 22(e)(3) of the Code) while an Eligible Participant, the Award may be exercised within the period of one year after the date the Award Owner ceases to be an Eligible Participant because of such disability (or within such lesser period as may be specified in the Award agreement);

                  provided, however, that in no event may any Award be exercised after the expiration date of the Award. Any Award or portion thereof that is vested on or before the date on which the Award Owner ceases to be an Eligible Participant (the "Termination Date"), but not exercised during the applicable time period specified above (or any shorter period specified in the Award agreement) shall be deemed terminated at the end of the applicable time period for purposes of Section 5. Any Award or portion thereof that is not vested, and will not become vested based on the applicable vesting schedule, on or before the Termination Date shall be deemed terminated for purposes of
Section 5 on the earlier of (i) the Termination Date or (ii) the date of the Award Owner's last day of active work at the Company (which, in the case of a lay-off, shall be the effective date of the lay-off).

         (c) Effective Date of Exercise. Subject to the provisions of Sections 8(a), 8(b) and 10, the exercise of an Award by an Award Owner shall take effect on the date of receipt by the Company of written notice of exercise by the Award Owner, provided such receipt is followed promptly by receipt of any required payment for such exercise. Notwithstanding the foregoing, if (i) such Award is a Right owned by an officer or director of the Company and is being settled partially or fully in cash, (ii) such date of receipt of the exercise notice occurs outside of the period beginning on the third business day following the date of release of the financial data specified in paragraph
(e)(1)(ii) of Rule 16b-3 and ending on the twelfth business day following such date, and (iii) the Company has not received a no-action letter from the Securities and Exchange Commission (and has not otherwise concluded) that such Award or class of Awards is exempt from the exercise period requirements of paragraph (e)(3) of Rule 16b-3, the exercise of the Award shall take effect as of the first day of the period described in subparagraph (ii) next following the date of such receipt.

9. Assignability of Awards

         To the extent required by Rule 16b-3, or for registration on Form S-8 under the Securities Act of 1933, as amended (the "1933 Act"), no Award granted under the Plan shall be assignable or transferable by the person to whom it is granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution; provided that if Rule 16b-3 and the requirements for registration on Form S-8 are subsequently amended to permit broader transferability of Options, Awards shall be transferable to the extent provided in the Award agreement covering the Award, and the Board shall have discretion to amend any such outstanding Award to provide for broader transferability of the Award as the Board may authorize within the limitations of Rule 16b-3 and the requirements for registration on Form S-8. Notwithstanding the foregoing, if required by the Code, each Incentive Stock Option under the Plan shall be transferable by the holder thereof only by will or the laws of descent and distribution and, during the Option holder's lifetime, shall be exercisable only the Option holder. In the event of any transfer of an Award hereunder that is permitted by Rule 16b-3 and the requirements for registration on Form S-8, the transferee shall be entitled to exercise the Award in the same manner and only to the same extent as the Award holder (or his or her personal representative or the person who would have acquired the right to exercise the Award by bequest or intestate succession) would have been entitled to exercise the Award under Sections 6, 7 and 8 had the Award not been transferred.

10. Vesting of Awards

         An Option or Right may be exercised, and payment shall be made upon exercise of such Award, only to the extent that such Award has vested. Unless otherwise specified by the Board at the time an Award is granted, an Award shall vest based on the collective number of years of service with or for the Company, the Parent Corporation and Subsidiaries, in accordance with the schedule or terms set forth in the Award agreement executed by the Award Owner and a duly authorized officer of the Company. Notwithstanding the foregoing, unless the Board specifically authorizes a different vesting schedule with respect to an Award, an Award shall become exercisable based on the number of full years of service that such Award Owner has completed since the Award's date of grant, in accordance with the following schedule:

                                                              Percentage of
            Number of Years of                            Award Available for
         Service Since Date of Grant                    Exercise (Cumulative)
                  1 year                                         25%
                  2 years                                        50%
                  3 years                                        75%
                  4 or more years                               100%

         The Board, in its discretion, may establish a different vesting schedule at the time an Award is granted.

           Notwithstanding anything to the contrary in this Section 10, upon the exercise of an Award by a director or officer of the Company who is subject to Section 16 of the 1934 Act, the Company shall determine if such exercise complies with Rule 16b-3(c)(1). If such exercise does not so comply, such exercise shall not be given effect unless (i) the Company, within 5 days of receipt of the notice of exercise, notifies the Award Owner, in writing, of such non-compliance and (ii) the Award Owner responds in writing, in substance and form satisfactory to the Company, within 5 days of receipt of the Company's notification, that such exercise is to remain effective.

11. General Restrictions

         (a) Award Owner Representations. The Company may require any person to whom a Award is granted, as a condition of exercising such Award, to give such written assurances, in substance and form satisfactory to the Company, as the Company deems necessary or appropriate in order to comply with applicable federal and state securities laws. If the Award Owner is a director or officer who is subject to Section 16 of the 1934 Act, the Company may require that such Award owner give written assurances, in substance and form satisfactory to the Company, that such person has consulted with competent counsel as to the application of Section 16(b) of the 1934 Act to such exercise.

         (b) Stock Certificate Legends. Certificates representing shares issued upon exercise of the Award shall bear such legends as are deemed appropriate by legal counsel to the Company, unless the Award Owner provides a written opinion of legal counsel, satisfactory to the Company, that any such legend is not required.


         (c)  Compliance With Securities Laws

                  (i) Each Award shall be subject to the requirement that, if at any time counsel to the Company shall determine that the listing, registration or qualification of such Award or the shares subject to such Award upon any securities exchange or under any state or federal law, or the consent or approval of any governmental or regulatory body, is necessary as a condition of, or in connection with the grant or exercise of such Award or the issuance or purchase of shares thereunder, such Award shall not be effective or may not be accepted or exercised in whole or in part (as applicable) unless such listing, registration, qualification, consent or approval shall have been effected or obtained on conditions acceptable to the Board. Nothing herein shall be deemed to require the Company to apply for or to obtain such listing, registration or qualification.

                  (ii) The Company shall provide each Award Owner with such information, statements, discussions and analyses with respect to the Company in such manner and at such times as may be required under state or federal securities laws.


12.  Rights as a Stockholder

          The Award Owner shall have no rights as a stockholder with respect to any shares covered by the Award until the date on the stock certificate issued to him or her for such shares. Except as otherwise expressly provided in the Plan, no adjustment shall be made for dividends or other rights for which the record date is prior to the date on such stock certificate

13.  Recapitalization

         In the event that the outstanding shares of Common Stock of the Company are changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any recapitalization, reclassification, stock split, stock dividend, combination or subdivision, appropriate adjustment shall be made in the number and kind of shares available under the Plan and under any Awards granted under the Plan (including appropriate adjustment to applicable exercise prices). Such adjustment to outstanding Awards shall be made without change in the total value applicable to the unexercised portion of such Awards as of the date of the adjustment. No such adjustment shall be made with respect to an Incentive Stock Option that would, within the meaning of any applicable provisions of the Code, constitute a modification, extension or renewal of any Option or a grant of additional benefits to the holder of an Option.

14. Reorganization

         In the event (i) the Company is merged or consolidated with another corporation other than an Affiliate, and the Company is not the surviving corporation, or (ii) all or substantially all of the assets or more than 50% of the outstanding voting stock of the Company is acquired by any other corporation other than an Affiliate, or (iii) there is a reorganization or liquidation of the Company, the Board of Directors of the Company, or the board of directors of any corporation assuming the obligations of the Company, shall, as to all outstanding Awards, either (x) in the case of a merger, consolidation or reorganization of the Company, make appropriate provision for the protection of any such outstanding Awards by the substitution on an equitable basis of appropriate stock of the Company, or of the merged, consolidated or otherwise reorganized corporation that will be issuable in respect of the shares of Common Stock of the Company (provided that no additional benefits shall be conferred upon Award Owners as a result of such substitution), or (y) upon written notice to the Award Owners, provide that all vested unexercised Awards must be exercised within a specified number of days of the date of such notice or they will be terminated, or (z) upon written notice to the Award Owners, provide that all vested unexercised Awards shall be purchased by the Company or successor within a specified number of days of the date of such notice at a price equal to the value the Award Owners would have received if they then exercised all their vested Awards and immediately received full payment in respect of such exercise, as determined in good faith by the Board. In any such case, the Board may, in its discretion, accelerate the exercise dates of all or any individual outstanding Awards; provided, however, the Company may not accelerate the exercise dates of any outstanding Awards to an Award Owner to the extent such acceleration will cause the disallowance of a deduction under the "golden parachute payment" rules under
Section 280G of the Code with respect to any payment to the Award Owner under this Plan or otherwise.

15. No Special Rights as an Eligible Participant

         Nothing contained in the Plan or in any Award granted under the Plan shall confer upon any Award Owner any right with respect to the continuation of his or her employment or other status as an Eligible Participant or interfere in any way with the right of the Company (or any Parent Corporation or Subsidiary), subject to the terms of any separate agreement to the contrary, at any time to terminate such employment or other relationship or to increase or decrease the compensation of the Award Owner from the rate in existence at the time of the grant of an Award. Whether an authorized leave of absence, or absence in military or government service, shall constitute termination or cessation of services for purposes of this Plan shall be determined by the Board.

16. Other Employee Benefits

          The amount of any income deemed to be received by an Award Owner as a result of the exercise of an Award or the sale of shares received upon such exercise will not constitute "compensation" or "earnings" with respect to which any other benefits of such person are determined, including without limitation benefits under any pension, profit sharing, life insurance or salary continuation plan.


17.  Definitions

         (a) Affiliate. The term "Affiliate" shall mean a corporation or other person that, at the time of reference, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, the Company.

         (b) Fair Value. The term "Fair Value" of a share of Common Stock shall mean (i) if the Common Stock is not traded on a national securities exchange or "over the counter," the fair value, as determined in good faith by the Board using any reasonable valuation method without application of a discount to reflect illiquidity; (ii) if the Common Stock is traded on a national securities exchange, the closing price for such stock on the day immediately preceding the date of determination or if there is no closing price on such date, the last preceding closing price, or (iii) if the Common Stock is traded "over-the-counter," the closing price on the business day immediately preceding the date of determination, or if a closing price is not available, the average of the highest bid and the lowest offer reported on the business day immediately preceding the date of determination.

         (c) Parent Corporation. The term "Parent Corporation" shall mean any corporation (other than the Company) in an unbroken chain of corporations ending with the Company if each of the corporations other than the Company owns stock possessing 50% or more of the combined voting power of all classes of stock in one of the other corporations in such chain. The status of a corporation as a Parent Corporation shall be determined as set forth above at the time of: (1) the grant of the Award, for purposes of Sections 4, 6(d)(i) and 6(d)(ii); (2) the exercise of the Award, for purposes of Sections 8(b) and 8(b)(i); (3) the Award Owner's death or disability, as applicable, for purposes of Sections 8(b)(ii) and (iii); and (4) the vesting date, for purposes of
Section 10.

         (d) Rule 16b-3. The term "Rule 16b-3" shall mean Rule 16b-3 promulgated by the Securities and Exchange Commission pursuant to Section 16 of the 1934 Act, or any successor rule.

         (e) Subsidiary. The term "Subsidiary" shall mean any corporation in an unbroken chain of corporations beginning with the Company if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain. The status of a corporation as a Subsidiary shall be determined as set forth above at the time of: (1) the grant of the Award, for purposes of Sections 4, 6(d)(i) and 6(d)(ii); (2) the exercise of the Award, for purposes of Sections 8(b) and 8(b)(i); (3) the Award Owner's death or disability, as applicable, for purposes of Sections 8(b)(ii) and (iii); and (4) the vesting date, for purposes of
Section 10.

18. Amendment of the Plan

         (a) General. The Board may at any time and from time to time modify or amend the Plan in any respect, except that without the approval of the stockholders of the Company, the Board may not make any amendments that require approval of the stockholders under Rule 16b-3. As of June 1996, Rule 16b-3 required stockholder approval of amendments that (i) materially increase the benefits accruing to individuals who participate in the Plan, (ii) materially increase the maximum number of shares that may be issued under the Plan (except for permissible adjustments provided in the Plan), or (iii) materially modify the requirements as to eligibility for participation in the Plan. In addition, the Board shall not modify or amend the Plan in a manner that would require stockholder approval under Section 422 of the Code, without obtaining such stockholder approval, if such amendment would affect the status of any outstanding Incentive Stock Option as an incentive stock option under Section 422 of the Code. As of June 1996, Section 422 of the Code required stockholder approval of amendments that (A) increase the aggregate number of shares that may be issued pursuant to Incentive Stock Options (except for permissible adjustments provided in the Plan), or (B) change the designation of employees or the class of employees eligible to receive Incentive Stock Options. The termination or any modification or amendment of the Plan shall not, without the consent of an Award Owner, affect his or her rights under an Award previously granted to him or her. With the consent of the Award Owners affected, the Board may amend outstanding Award agreements in a manner not inconsistent with the Plan.

         (b) Amendments to Comply with Tax and Securities Laws. Notwithstanding the provisions of Section 18(a), the Board shall have the right, but not the obligation, without the consent of the Company's stockholders, to (i) amend or modify the terms and provisions of the Plan and of any outstanding Incentive Stock Options granted under the Plan to the extent necessary to qualify any or all such options for such favorable federal income tax treatment (including deferral of taxation upon exercise), as may be afforded incentive stock options under Section 422 of the Code; and (ii) amend or modify the terms and provisions of the Plan and of any outstanding Award granted under the Plan to the extent necessary to comply with any securities law to which, in the opinion of counsel to the Company, the Plan or Award is subject.

19.  Withholding

         The Company shall have the right to deduct from any distribution of cash to an Award Holder, any amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to any Award. If an Award Holder is to experience a taxable event in connection with the receipt of shares upon exercise of an Award, the Award Holder shall pay the Withholding Taxes to the Company prior to such issuance. The Committee, in its sole discretion, may authorize the Company to permit an Award Holder to satisfy the obligation to pay Withholding Taxes by having the Company withhold a portion of the shares otherwise issuable to the Award Holder having a Fair Value, on the date preceding the date of issuance, equal to the Withholding Taxes; provided that any such withholding with respect to an Award Holder that is subject to Section 16(b) of the 1934 Act shall comply with all requirements necessary to make such withholding an exempt transaction under Section 16(b).

20. Effective Date and Duration of the Plan

         (a) Effective Date. The effective date of the Plan is July 16, 1992 (the "Effective Date"), which was the date on which the Board and the stockholders of the Company approved the adoption of the Plan. Awards may be granted under the Plan at any time after the Effective Date and before the date fixed for termination of the Plan, as provided in Section 20(b).


         (b) Termination. The Plan shall terminate upon the earlier of (i) the close of business on the day next preceding the tenth anniversary of the date of its adoption by the Board, or (ii) the date on which all shares available for issuance under the Plan shall have been issued pursuant to the exercise of Awards granted under the Plan. If the date of termination is determined under
(i) above, then Awards outstanding on such date shall continue to have force and effect in accordance with the provisions of the instruments evidencing such Awards. 21. Rule 16b-3 Compliance

               Transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3. To the extent any provision of the Plan or action by the Board fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Board.

                                                                   EXHIBIT 11.1


                                    Ampex Corporation
                              Computation of Per Share Earnings
                                       (Unaudited)



                                                                      For the three months ended        For the six months ended
                                                                                  June 30,                         June 30,
                                                               --------------------------------  -------------------------------
                                                                    1996             1995             1996            1995
                                                               ---------------  ---------------  ---------------  --------------

Weighted average common stock                                      44,909,250       33,272,915       41,434,976      30,066,282
Plus: Common stock equivalent warrants                                 85,800        2,822,468          368,330       2,845,393
Plus: Common stock equivalent stock options                         1,306,825          328,751        1,206,308         164,375
                                                               ---------------  ---------------  ---------------  --------------
Adjusted weighted average common stock                             46,301,875       36,424,134       43,009,614      33,076,050
                                                               ---------------  ---------------  ---------------  --------------

Net income                                                          3,972,000        5,956,000        7,445,000      11,585,000
Less: Redeemable convertible preferred stock accretion                      -                -                -        (783,248)
                                                               ---------------  ---------------  ---------------  --------------
Adjusted net income                                                 3,972,000        5,956,000        7,445,000      10,801,752
                                                               ---------------  ---------------  ---------------  --------------

Primary income per share                                                $0.09            $0.16           $0.17           $0.33
                                                               ===============  ===============  ===============  ==============




Weighted average common stock                                      44,909,250       33,272,915       41,434,976      30,066,282
Plus: Common stock equivalent warrants                                 85,800        2,823,498          368,746       2,849,826
Plus: Common stock equivalent stock options                         1,306,825          393,967        1,286,983         196,983
Plus: Weighted average shares on conversion of notes                      216        8,522,598        3,008,946       8,522,598
Plus: Weighted average shares on conversion of preferred stock              -                -                -       7,205,317
                                                               ---------------  ---------------  ---------------  --------------
Adjusted weighted average common stock                             46,302,091       45,012,978       46,099,651      48,841,006
                                                               ---------------  ---------------  ---------------  --------------

Net income                                                          3,972,000        5,956,000        7,445,000      11,585,000
Add: Interest on notes                                                      -          618,758          491,618       1,237,516
                                                               ---------------  ---------------  ---------------  --------------
Adjusted net income                                                 3,972,000        6,574,758        7,936,618      12,822,516
                                                               ---------------  ---------------  ---------------  --------------

Fully diluted income per share                                          $0.09            $0.15            $0.17          $0.26
                                                               ===============  ===============  ===============  ==============
