Form 10-Q
period 1996-09-30
AMPEX CORP /DE/
filed 1996-11-06
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of October 15, 1996, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 45,007,817. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                        Quarter Ended September 30, 1996

                                     INDEX
                                                                                         Page

PART I -- FINANCIAL INFORMATION............................................................2

Item 1.        Financial Statements........................................................2

               Consolidated Balance Sheets (unaudited) at September 30, 1996 and
               December 31, 1995...........................................................3

               Consolidated Statements of Operation (unaudited) for the
               three months and nine months ended September 30, 1996 and 1995..............4

               Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1996 and 1995...........................................5

               Notes to Unaudited Consolidated Financial Statements........................6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................9

PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings  18

Item 2.        Changes in Securities 19

Item 3.        Defaults Upon Senior Securities 19

Item 4.        Submission of Matters to a Vote of Security Holders 19

Item 5.        Other Information 19

Item 6(a).     Exhibits...................................................................19

Item 6(b).     Reports on Form 8-K 19

Signatures                                                                                20


                        PART I -- FINANCIAL INFORMATION
Item 1.        Financial Statements

          See pages 3-8.

                                            AMPEX CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data)
                                               (unaudited)




                                                                          September 30,        December 31,
                                                                              1996                 1995
                                                                        ---------------     ------------------


ASSETS
Current Assets:
Cash and cash equivalents                                               $        5,148       $          6,765
Short-term investments                                                          18,716                 12,885
Notes receivable                                                                 8,476                      -
Accounts receivable (net of allowances of $2,078 and $2,541)                    17,741                 15,394
Inventories                                                                     16,702                 12,512
Other current assets                                                             2,745                  2,915
                                                                        ---------------     ------------------
     Total current assets                                                       69,528                 50,471

Property, plant and equipment                                                    8,288                 37,759
Other assets                                                                     9,626                    421
                                                                        ---------------     ------------------
     Total assets                                                       $       87,442      $          88,651
                                                                        ===============     ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Curent liabilities:
Notes payable                                                           $        1,075       $          2,246
Accounts payable                                                                 9,528                  9,745
Income taxes payable                                                               398                  1,334
Accrued restructuring costs                                                      1,752                  2,464
Other accrued liabilities                                                       22,675                 23,940
                                                                        ---------------     ------------------
     Total current liabilities                                                  35,428                 39,729

Long-term debt                                                                   1,139                 31,585
Other liabilities                                                               65,478                 65,080
Deferred income taxes                                                            1,375                  1,379
Accrued restructuring costs                                                      6,377                  8,265
                                                                        ---------------     ------------------
     Total liabilities                                                         109,797                146,038
                                                                        ---------------     ------------------


Commitments and contingencies (Note 6)
Redeemable nonconvertible preferred stock, $1,000
  liquidation value:
Authorized: 69,970 shares 1996 and 1995
Issued and outstanding - 69,970 shares 1996 and 1995                            69,970                 69,970

Stockholders' deficit:
Preferred stock, $1.00 par value:
     Authorized: 842,838 shares 1996 and 1995
     Issued and outstanding - none 1996 and 1995                                     -                      -
Common stock, $.01 par value:
     Class A:
        Authorized:  125,000,000 shares 1996 and 1995
        Issued and outstanding - 45,007,817 shares 1996; 32,309,662 shares 1995    450                    323
     Class C:
        Authorized: 50,000,000 shares 1996 and 1995
        Issued and outstanding - none 1996; 2,107,807 shares 1995                    -                     21
Other additional capital                                                       379,206                355,172
Note receivable from stockholder                                                (1,779)                (2,053)
Accumulated deficit                                                           (457,064)              (467,612)
Cumulative translation adjustments                                                 515                    445
Minimum pension liability adjustment                                           (13,653)               (13,653)
                                                                        ---------------     ------------------
     Total stockholders' deficit                                               (92,325)              (127,357)
                                                                        ---------------     ------------------
     Total liabilities and stockholders' deficit                        $       87,442      $          88,651
                                                                        ===============     ==================



The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                                         AMPEX CORPORATION
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands, except share data)
                                                            (unaudited)

                                                                  Three months ended                  Nine months ended
                                                           --------------------------------    --------------------------------
                                                                     September 30,                      September 30,
                                                           --------------------------------    --------------------------------
                                                                1996             1995               1996              1995
                                                           -------------   ----------------    --------------   ---------------

     Net sales                                             $     23,604     $       23,431     $      72,256     $      71,589
     Cost of sales                                               12,582             12,192            39,471            39,281
                                                           -------------   ----------------    --------------   ---------------
       Gross profit                                              11,022             11,239            32,785            32,308

     Selling and administrative                                   7,511              5,553            19,329            16,741
     Research, development and engineering                        3,961              3,504            11,785            11,670
     Royalty income                                              (3,023)              (928)           (7,584)          (13,587)
     Restructuring charges (credits)                               (453)            (1,087)             (453)           (1,087)
                                                           -------------   ----------------    --------------   ---------------
       Operating income                                           3,026              4,197             9,708            18,571

     Interest expense                                                26                957               729             2,835
     Amortization of debt financing costs                             -                 23                85               103
     Interest income                                               (824)              (264)           (2,400)             (854)
     Other (income) expense, net                                    216                 10              (422)               58
                                                           -------------   ----------------    --------------   ---------------
       Income before income taxes                                 3,608              3,471            11,716            16,429

     Provision for income taxes                                     505                110             1,168             1,483
                                                           -------------   ----------------    --------------   ---------------
       Net income                                          $      3,103     $        3,361     $      10,548     $      14,946
                                                           =============   ================    ==============   ===============

     Primary income per share :
       Income per share                                    $       0.07     $         0.09     $        0.24     $        0.41
                                                           =============   ================    ==============   ===============
     Weighted average number of common shares outstanding    46,227,048         36,971,923        44,082,092        34,376,239
                                                           =============   ================    ==============   ===============

     Fully diluted income per share :
       Income per share                                    $       0.07     $         0.09     $        0.24     $        0.35
                                                           =============   ================    ==============   ===============
     Weighted average  number of common shares outstanding   46,280,192         45,665,048        46,152,259        47,786,546
                                                           =============   ================    ==============   ===============


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                          AMPEX CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (unaudited)

                                                                           For the nine months ended
                                                                       ---------------------------------
                                                                                September 30,
                                                                            1996               1995
                                                                       --------------    ---------------

Cash flows from operating activities:
   Net income                                                          $      10,548     $       14,946
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation, amortization and accretion                               2,298              5,149
        Net gain on sale of assets                                               927                  -
        Net increase in notes receivable                                        (892)                 -
        Net increase in accounts receivable                                   (2,744)            (3,523)
        Net increase in inventories                                           (4,190)            (2,034)
        Net (increase) decrease in other assets                               (1,560)               121
        Net increase (decrease) in accounts payable                             (143)             2,038
        Net decrease in accrued liabilities and
          income taxes payable                                                (1,434)            (3,630)
        Net (increase) decrease in long-term receivables                        (133)               226
        Net decrease in other non-current obligations                         (6,087)            (4,982)
        Net decrease in accrued restructuring costs                           (2,600)            (5,609)
                                                                       --------------    ---------------
             Net cash provided by (used in) operating activities              (6,010)             2,702
                                                                       --------------    ---------------

Cash flows from investing activities:
   Purchases of short-term investments                                       (55,430)           (24,420)
   Proceeds received on the maturity of short-term investments                45,661             19,396
   Proceeds from the sale of short-term investments                            3,938              5,890
   Additions to notes receivable                                             (15,107)                 -
   Additions to property, plant and equipment                                   (801)              (268)
   Disposals of property, plant and equipment                                 27,715                120
   Deferred gain on sale of assets                                             5,930                  -
                                                                       --------------    ---------------
             Net cash provided by investing activities                        11,906                718
                                                                       --------------    ---------------

Cash flows from financing activities:
   Borrowings under working capital facilities                                35,687             34,026
   Repayments under working capital facilities                               (36,742)           (34,691)
   Repayment of secured note payable                                          (7,333)              (750)
   Repayment of notes payable-affiliates                                         (80)              (666)
   Proceeds from issuance of common stock                                        984                366
   Proceeds from issuance of warrants                                             17                 13
   Costs associated with preferred stock exchange                                  -               (136)
                                                                       --------------    ---------------
             Net cash used in financing activities                            (7,467)            (1,838)
                                                                       --------------    ---------------
   Effect of exchange rates on cash                                              (46)               166
                                                                       --------------    ---------------
             Net increase (decrease) in cash and cash equivalents             (1,617)             1,748
   Cash and cash equivalents, beginning of period                              6,765             12,058
                                                                       --------------    ---------------
   Cash and cash equivalents, end of period                            $       5,148     $       13,806
                                                                       ==============    ===============


The accompanying notes are an integral part of the unaudited consolidated financial statements.


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

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3  -- Income Per Common Share

         Primary income per common share for the three-month and nine-month periods ended September 30, 1996 and 1995 is calculated by dividing net income, as adjusted for accretion on the redeemable convertible preferred stock prior to its redemption in February 1995, by the weighted average common shares outstanding during the respective periods. The calculation of weighted average common shares assumes the exercise of common stock equivalent warrants and stock options in periods when their exercise would be dilutive. Fully diluted income per common share for the three-month and nine-month periods ended September 30, 1996 and 1995 is calculated by dividing net income, as adjusted for interest on outstanding convertible notes, by the weighted average common shares outstanding, including shares issuable upon conversion of the potentially dilutive convertible notes, and the convertible preferred stock in periods prior to its redemption in February 1995.

Note 4 -- Supplemental Schedule of Cash Flow Information

         Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                                  Nine months ended
                                            --------------------------------
                                            September 30,      September 30,
                                                1996               1995
                                            -------------      -------------
                                                    (in thousands)

     Interest ............................    $   237           $  1732
     Income taxes paid ...................        730              (775)

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -- Inventories
                                              September 30,    December 31,
                                                 1996             1995
                                              -------------    ------------
                                                    (in thousands)

     Raw materials ............................ $ 5,604        $  6,435
     Work in process ..........................   7,960           4,375
     Finished goods  ..........................   3,138           1,702
                                                -------        ---------
         Total................................. $16,702        $ 12,512
                                                =======        =========



Note 6 -- Commitments and Contingencies

         The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. In addition, the Company initiated a lawsuit for patent infringement against a manufacturer of consumer video products. The costs of such litigation, including costs incurred to defend a countersuit, may be material to results of operations.

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

         The 8% Noncumulative Redeemable Preferred Stock is subject to optional redemption by the Company at any time and mandatory redemption on December 31, 1997, out of funds legally available therefor. Mandatory or optional redemption payments are payable in cash or, at the option of the Company, in shares of Common Stock, provided that, as a condition to redemption in shares, the average market price of the Company's Common Stock must have been at least $4 per share during the 10 trading days preceding the notice of redemption. Common Stock issued to redeem the Preferred Stock shall be valued at 90% of fair market value. The Company has no current plans to redeem the Preferred Stock prior to 1997. As of September 30, 1996, the Company did not have sufficient funds legally available to redeem the Preferred Stock in full. In the event the Company has insufficient funds legally available to redeem the Preferred Stock on the scheduled redemption date, the Company would be required to redeem such shares thereafter to the extent funds become legally available therefor, and would be precluded from declaring dividends on its Common Stock until the Preferred Stock has been redeemed in full.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -- Income Taxes

         The provisions for income taxes for the three-month and nine-month periods ended September 30, 1996 and 1995 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal taxes in these periods because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

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

Note 9 -- Zero-Coupon Notes and Warrants

         In February, March and April 1996, holders of all of the Company's three year convertible zero-coupon notes (with an aggregate face amount at maturity of $27.3 million) converted such notes into approximately 8.5 million shares of Common Stock, thereby eliminating future accrual of interest on the notes. In addition, all outstanding warrants were exercised.

Note 10 -- Shelf Registration

         In June 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of Common Stock which may be offered from time to time by the Company. To date none of this Common Stock has been issued.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. The forward-looking statements relate to various aspects of the Company's operations, including but not limited to: its keepered media development program and other product development efforts; the development and availability of application software for its DST products; possible future patent license agreements and royalty income; the costs involved pursuing its patent enforcement program; the impact of its Redwood City, California relocation on manufacturing operations and future facility operating costs; future sales levels, net income and gross profit; the Company's liquidity; and potential issuances of additional debt or equity securities. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, and/or elsewhere in this Form 10-Q and the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing the forward-looking statements contained in this Form 10-Q, readers are urged to read carefully all cautionary statements.


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

Overview

         Ampex is one of the world's leading innovators in the fields of magnetic recording, digital image processing and high-performance digital storage for the visual information age. In recent years, the Company has directed substantial resources to developing products for the emerging commercial mass data storage market. Ampex provides data storage solutions that serve a wide range of customer needs, including scientific and technical applications such as aerospace testing, oil exploration and entertainment.

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

         During its 52-year history, Ampex has developed extensive technical expertise in the storage, processing and retrieval of digital images. The Company commits substantial resources to the research, development and engineering of new products that capitalize on its knowledge, experience and patent portfolio. As an example of this strategy, since the last quarter of 1994 the Company has been exploring the feasibility of commercializing its patented "keepered media" technology. This project, which is still in the research and development stage, has the potential to increase significantly the capacity of hard disk drives with nominal incremental cost. At present, there can be no assurance that the keepered media program, or any other efforts by the Company to develop new products from its intellectual property portfolio, will be a commercial or technical success. See "Keepered Media Research and Development," below.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 1996 and 1995

         Net Sales. Net sales increased slightly to $23.6 million in the third quarter of 1996 from $23.4 million in the third quarter of 1995, and to $72.3 million in the first nine months of 1996 from $71.6 million in the first nine months of 1995. Increased sales of data storage and instrumentation products more than offset declines in sales of professional video recording products and other products. The Company expects that sales of its data storage and instrumentation products, which represented approximately 76% of total net sales for the third quarter of 1996, will continue to account for the majority of net sales for current product categories over the next several years.

                  Mass Data Storage and Instrumentation Products. Sales of mass data storage and instrumentation products increased to $18.0 million in the third quarter of 1996 from $16.6 million in the third quarter of 1995 (an increase of approximately 8.8%), and to $53.2 million in the first nine months of 1996 from $48.4 million in the first nine months of 1995 (an increase of approximately 9.8%). Sales of 19 millimeter data storage products (including DIS instrumentation versions of DST products) more than doubled in the three and nine month periods ended September 30, 1996. These increases were partially offset by declines in sales of DCRsi instrumentation recorders, as discussed below.

                  As indicated in the 1995 Form 10-K, in order for DST product sales to increase significantly, the Company believes that it will be necessary for the products to gain broader acceptance in commercial markets, in addition to the specialized technical markets from which most of the Company's revenue from 19 millimeter products is currently derived. In this regard, the Company currently expects that its DST 810, a large robotic library system with a storage capacity of up to 6.4 terabytes of data, will be available for shipment during the fourth quarter of 1996. Late in the third quarter of 1996, the
Company shipped a beta version of its DST 810 robotic library system. The Company has also announced that its DST product line is now supported by Legato Systems' NetWorker 4.2.5, a UNIX based data transfer module, in addition to certain other software products previously announced. However, while all of these software products currently support the DST 310 tape drive and the DST 410 library, it is anticipated that they will not support the DST 810 library until 1997. The integration of these software products with the DST 810 library system is not within the Company's control, and if delayed could adversely affect DST product sales for the next several quarters. In addition, the third-party software currently runs on only a limited number of UNIX workstations. There may be technical or other difficulties, some of which will be outside of Ampex's control, in expanding support to other DST products and computer platforms. Accordingly, the Company cannot predict the extent to which the integration of such software with DST products might result in increased sales of those products, or the timing of such increases, if any.

                  The Company's DST products are subject to competition from disk and tape based storage systems that are manufactured by larger companies with greater financial and technological resources. Recently, IBM Corporation announced the general availability of its new high capacity, high speed tape storage product, "Magstar". Also, Sony Corporation has developed its DTF tape drive, which is tailored for the mass data storage industry.

Although Ampex believes that its DST products are generally competitive with these and other offerings, competition from such companies could adversely impact Ampex's future sales levels and profitability.

                  In the fourth quarter of 1996, the Company expects to announce a new version of its 19 millimeter mass data storage products that will double the amount of data that can be stored on a single cartridge. Although the availability of this new version is intended to enhance the Company's competitive position, it could cause a decline in sales of the Company's existing 19 millimeter products. As with any new product, there could also be delays in delivering this new version.

                  The decline in sales of the Company's DCRsi recorders during the three and nine month periods ended September 30, 1996 primarily reflected lower direct and indirect sales to the federal government. As indicated in the 1995 Form 10-K, the Company had anticipated that sales of instrumentation products to government customers might decline. Fluctuations in sales to U.S. and foreign government customers as a result of declines in defense spending and other factors could continue to have an adverse impact on sales of instrumentation products in future periods.

                  Professional Video Recording Products. Sales of professional video products decreased to $2.2 million in the third quarter of 1996 from $2.3 million in the third quarter of 1995 (a decrease of approximately 7.0%), and to $7.4 million in the first nine months of 1996 from $8.6 million in the first nine months of 1995 (a decrease of approximately 13.8%). The Company has streamlined its video product line to concentrate on its DCT products, which utilize the Company's proprietary digital compression and image processing technology. Substantially all sales during the comparison periods consisted of DCT product sales. The Company has closed a significant number of domestic and international sales offices in recent years, as many video products have been discontinued. This reduced distribution network continues to have a negative impact on sales of DCT products.

                  Other Products. Sales of other products (consisting primarily of television after-market products) decreased to $3.4 million in the third quarter of 1996 from $4.5 million in the second quarter of 1995 (a decrease of approximately 24.9%), and to $11.7 million in the first nine months of 1996 from $14.6 million in the first nine months of 1995 (a decrease of approximately 19.9%). The decline in net sales for these products reflects the Company's narrower professional television product line, the shrinking of the installed base of older equipment still being supported by the Company, and the Company's reduced distribution network for these products.

                  Backlog. The Company's backlog of firm orders at September 30, 1996 was $5.4 million, compared to $7.5 million at June 30, 1996 and $13.8 million at December 31, 1995. The Company has experienced a decline in backlog in all product categories, with the decline in DCRsi instrumentation recorders and data after-market products accounting for most of that decline. The decline in backlog for DCRsi instrumentation recorders is attributable to lower sales to government customers resulting from reduced defense spending, as described in "Mass Data Storage and Instrumentation Products," above. A substantial portion of the Company's backlog at any given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Many of the Company's products are relatively new to the market, so the Company does not have a prior sales history upon which it can develop a reliable sales forecast for these products. Although the Company believes its products offer significant benefits, the purchase price of the Company's products represents a major capital expenditure for its customers. In addition, as discussed below, the Company has not yet completed the relocation of its Redwood City facilities, and expects that the relocation of certain of these facilities in the fourth quarter of 1996 will be the most potentially disruptive to its manufacturing and engineering operations. See "Selling and Administrative Expenses," below. For all of these reasons, the Company believes it is possible that sales levels for the fourth quarter of 1996 may be lower than sales levels realized in the fourth quarter of 1995.

         Gross Profit. Gross profit as a percentage of net sales decreased to 46.7% in the third quarter of 1996 from 48.0% in the third quarter of 1995, and was relatively unchanged at 45.4% in the first nine months of 1996 from 45.1% in the first nine months of 1995. The gross margin decline in the third quarter reflects lower sales of DCRsi instrumentation recorders, which typically generate higher margins than the Company's 19 millimeter DST and DIS products. Also, the Company's DST and DIS products are currently being offered for sale at lower prices in order to expand their potential market. While the Company has taken a number of design and other steps to reduce manufacturing costs of these products, unless sales levels increase significantly, the Company's gross margins could be negatively impacted by these price reductions. In addition, the Company's gross profit percentage for the fourth quarter of 1996 could be negatively impacted by the mix of DCRsi and 19 millimeter product sales, as discussed above.

         Selling and Administrative Expenses. Selling and administrative expenses increased to $7.5 million in the third quarter of 1996 (31.8% of net sales), from $5.6 million in the third quarter of 1995 (23.7% of net sales), and increased to $19.3 million in the first nine months of 1996 (26.8% of net sales) from $16.7 million in the first nine months of 1995 (23.4% of net sales). The increase in selling and administrative expenses during the third quarter and nine months of 1996 is primarily due to additional expenses of $2.1 million (8.9% of net sales) and $2.9 million (4.0% of net sales), respectively, related to the Company's ongoing patent infringement litigation with a foreign manufacturer of VHS video recorders and television receivers (see "Legal Proceedings," below). The Company did not incur any patent infringement litigation costs during 1995. Increased expenses relating to the Company's expansion of its direct sales and marketing organization to target specific mass data storage applications, and additional costs resulting from the termination of certain cost sharing arrangements with the Company's former magnetic media subsidiaries (collectively, "Media") upon the sale of Media during the fourth quarter of 1995, have been offset by administrative cost reductions. The Company anticipates that it will complete its Redwood City move in the fourth quarter of 1996, at which time it should begin to realize savings in facility operating costs from levels incurred in 1995 and the first nine months of 1996. However, a variety of unanticipated events (such as property tax increases, uninsured property damage losses, unexpected maintenance problems or other occurrences) could reduce or eliminate anticipated cost savings. See "Liquidity and Capital Resources -- Sales of Real Estate," below.

         Research, Development and Engineering Expenses. Research, development and engineering expenses increased to $4.0 million in the third quarter of 1996 (16.8% of net sales) from $3.5 million in the third quarter of 1995 (15.0% of net sales), and increased to $11.8 million in the first nine months of 1996 (16.3% of net sales) from $11.7 million in the first nine months of 1995 (16.3% of net sales). The increase in RD&E spending in the third quarter of 1996 was due to the Company's keepered media development program and its efforts to increase the performance of its 19 millimeter mass data storage products, as described above. See "Net Sales -- Mass Data Storage and Instrumentation Products," above, and "Keepered Media Research and Development," below. The majority of RD&E expenses during all comparison periods was used to enhance the price-performance levels of the Company's mass storage products, as well as to integrate the Company's mass storage systems with various computer manufacturers' servers, workstations and other computer systems. As indicated above, the Company's DST products are now supported by certain third-party software. The Company expects that RD&E expenses will remain at approximately current levels during the remainder of 1996. In addition to funding future generations of its mass data storage and instrumentation recorders, the Company anticipates that a growing percentage of its research and development budget may be directed toward commercializing its proprietary keepered media technology and to researching other new product opportunities that capitalize on its expertise and patented technology in magnetic recording, digital image processing and channel electronics.

         Royalty Income. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Royalty income increased to $3.0 million in the third quarter of 1996 from $0.9 million in the third quarter of 1995, but decreased to $7.6 million in the first nine months of 1996 from $13.6 million in the first nine months of 1995. Royalty income in the third quarter of 1996 included $1.1 million of non-recurring income recognized from negotiated settlements relating to prior sales of products by licensees. No non-recurring settlements were recognized in the third quarter of 1995. Similarly, royalty income in the first nine months of 1996 included $2.0 million of non-recurring royalty payments, compared to $10.4 million for the same period in 1995. Historically, most royalty income has been attributable to VHS video recorders. However, during the 1996 and 1995 comparison periods, a substantial portion of royalty income related to 8 millimeter video recorders and camcorders.

         Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict, such as the extent of use of the Company's patented technology by third parties, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. During the fourth quarter of 1995, the Company initiated a lawsuit against a major foreign manufacturer of VHS video recorders and television receivers in which the Company alleges patent infringement. See "Legal Proceedings," below. If additional lawsuits are brought against other manufacturers of VHS video recorders, litigation costs will increase. The Company is also attempting to negotiate license agreements with manufacturers of 8 millimeter camcorders. There can be no assurance that such licensing efforts will not require further litigation.

         Restructuring Charges (Credits). The Company recorded restructuring credits of $0.5 million in the quarter and nine months ended September 30, 1996, compared to $1.1 million in the comparable periods in 1995. Restructuring credits are primarily due to the Company's ability to enter into favorable sublease or other arrangements for facilities that were vacated as part of the 1993 restructuring of operations.

         Operating Income. The Company had operating income of $3.0 million in the third quarter of 1996, compared to $4.2 million in the third quarter of 1995. This decline is attributable to higher patent infringement litigation costs, reduced restructuring credits, higher RD&E costs and lower gross margins in the third quarter of 1996, which were offset in part by the $1.1 million increase in the non-recurring component of royalty income described above in "Royalty Income." In the first nine months of 1996, the Company had operating income of $9.7 million, compared to $18.6 million in the first nine months of 1995. This decline is due to the decrease in the non-recurring component of royalty income described above in "Royalty Income," and to lower restructuring credits in the 1996 period.

         Interest Expense. Interest expense declined to $0.03 million in the third quarter of 1996 from $1.0 million in the third quarter of 1995, and to $0.7 million in the first nine months of 1996 from $2.8 million in the first nine months of 1995. The declines reflect the Company's repayment of $7.4 million in mortgage debt in connection with the sale of its Redwood City, California real estate in January 1996, and the conversion into common stock of all of the Company's outstanding zero coupon convertible notes in the first and second quarters of 1996, as previously reported. These events will continue to result in lower interest expense through the remainder of 1996. See "Liquidity and Capital Resources," below.

         Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining term of the debt. In the second quarter of 1996, the Company completed the conversion of all of its outstanding zero coupon convertible notes, and wrote off all unamortized financing costs that would have continued to be amortized through June 30, 1997.

         Interest Income. Interest income increased between the comparison periods primarily as a result of higher cash and short term investment balances and imputed interest on promissory notes received by the Company in connection with the sale of its Redwood City property in January 1996. See "Liquidity and Capital Resources -- Sales of Real Estate," below.

         Other (Income) Expense, Net. Other (income) expense, net, during the third quarter of 1995 consisted primarily of foreign currency transaction gains and losses. As the percentage of the Company's total assets represented by foreign assets has declined, the Company's exposure to fluctuations in foreign currencies has also declined. For the third quarter of 1996, in addition to foreign currency transaction gains and losses, other (income) expense, net, consisted primarily of the cost of moving into the Company's new facilities in Redwood City, California. As indicated below, the Company has incurred $1.3 million in relocation and moving expenses in the first nine months of 1996, of which $0.6 million was included in other (income) expense, net, for that period and $0.7 has been capitalized. See "Liquidity and Capital Resources -- Sales of Real Estate." For the nine months ended September 30, 1996, other (income) expense, net, includes a gain on the sale of a portion of the facilities in Colorado Springs, Colorado totaling $0.9 million. Beginning in the second quarter of 1996, the Company classified costs associated with patent litigation as a component of selling and administrative expenses, whereas such costs were included as a component of other (income) expense, net, in the first quarter of 1996. The accompanying financial statements have been reclassified to conform the presentation of such costs.

         Provision for Income Taxes. The provisions for income taxes in all comparison periods consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal tax in any of the comparison periods because of certain timing differences in the recognition of expenses for tax and financial reporting purposes. The Company is restricted in the amount of its net operating loss carry forwards that are available to offset its future consolidated federal income tax liabilities. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

         Net Income. The Company reported net income of $3.1 million in the third quarter of 1996, compared to $3.4 million in the third quarter of 1995, and net income of $10.5 million in the first nine months of 1996, compared to $14.9 million in the first nine months of 1995. The principal factors contributing to these declines were the declines in operating income between the comparison periods, which were primarily due to higher patent litigation and relocation costs, and which were partially offset by such non-operating factors as decreased interest expense, higher interest income and a gain from the sale of property in Colorado Springs in May 1996. See "Operating Income," above.

Liquidity and Capital Resources

         Cash Flow. At September 30, 1996, the Company had cash and short-term investments of $23.9 million and working capital of $34.1 million. At December 31, 1995, the Company had cash and short-term investments of $19.7 million and working capital of $10.7 million. The improvement in working capital primarily resulted from cash and short-term notes received in January 1996 in connection with the Company's sale of its Redwood City, California real estate. See "Sales of Real Estate," below. The Company's operating activities used cash of $6.0 million in the first nine months of 1996, while operating activities generated $2.7 million in the first nine months of 1995. The decline in operating cash flow for the first nine months of 1996 was primarily attributable to the factors discussed above in "Net Income," to other moving-related expenditures, and to a net increase in inventories resulting from the implementation of the Company's previously announced strategy of increasing inventories during 1996 in anticipation of increased DST product sales and to offset possible disruptions in manufacturing and engineering operations due to the relocation of its Redwood City, California facilities. The Company expects that its investment in inventories will continue to remain at levels higher than those in 1995 in order to support its expanded line of mass data storage products. The Company expects shipments of its DST 810 libraries to commence in the fourth quarter of 1996, but presently has no material backlog of orders for this product. These increases in inventories, particularly with respect to its DST 810 product, which has no sales history, may expose the Company to an increased risk of inventory write-offs. Cash flows from investing activities and financing activities for the first nine months of 1996 reflect the Company's sale of its Redwood City, California real estate in January 1996. See "Sales of Real Estate," below.

         The Company currently has a working capital facility that allows it to borrow up to $7.0 million through May 1998 based on eligible accounts receivable. As of September 30, 1996, the Company had no material borrowings outstanding under this facility. The Company anticipates that it has sufficient liquidity, when coupled with cash flow budgeted to be generated, to enable it to fund all anticipated operating expenditures for the next twelve months. However, the Company's cash flows from operations could be less than budgeted because of lower sales, a shift in product mix toward lower-margin products, the failure of licensees to pay royalties owed or other reasons. Operating expenses could be higher as a result of unanticipated relocation or lease-related expenses, higher-than-expected litigation costs associated with enforcement of the Company's patents or for other reasons. The Company's liquidity could also be negatively affected during 1996 by any delay in payment of the portion of the notes received on the sale of the Redwood City property that is due in December 1996 ($8.7 million).

         Financing Activities. During February 1995 the Company exchanged its outstanding cumulative preferred stock for approximately $70.0 million of 8% noncumulative nonconvertible redeemable preferred stock ("Noncumulative Preferred Stock") and 11 million shares of common stock. In December 1997, the Company is scheduled to redeem the outstanding Noncumulative Preferred Stock out of funds legally available therefor (generally, the excess of the value of assets over liabilities). In certain instances the Company may redeem the Noncumulative Preferred Stock by issuing common stock at 90% of fair market value. As of September 30, 1996, the Company did not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full. In the event the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full on the redemption date, the Company would remain obligated to redeem such shares from time to time thereafter to the extent funds become legally available for redemption, and would generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full. See Note 7 of Notes to Unaudited Consolidated Financial Statements. There can be no assurance that the Company will have adequate liquidity or have funds legally available to redeem the Noncumulative Preferred Stock on the redemption date. Although the Company has no current plans for redemption of the Noncumulative Preferred Stock prior to 1997, it will continue to evaluate this possibility in light of market conditions, its liquidity and other factors. Any such redemption could include issuance of additional debt or equity securities or other actions that might result in dilution of current stockholders' equity interests in the Company.

         In the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of common stock which may be offered from time to time by the Company, the proceeds of which would be used for general corporate purposes, including, if required, the acquisition of specialized production and testing equipment for use in the Company's keepered media research and development program. See "Keepered Media Research and Development." The sale of common stock covered by the shelf registration statement could adversely affect the market price for the common stock, and would dilute current stockholders' interests by approximately 2.6% if all such shares were to be issued.

         In October 1996, the Company's Board of Directors approved the sale of 400,000 shares of common stock to the Company's Chairman and Chief Executive, Edward J. Bramson, in order to provide him with an equity incentive for his continued service to the Company. The purchase price for these shares was $6.875 per share, which represented the fair market value of the shares on the date the transaction was approved by the Board. Mr. Bramson acquired the shares through a limited liability company formed and controlled by him, which purchased the shares by paying $550,000 in cash and by issuing a five-year promissory note for the balance. The promissory note bears interest at the applicable federal rate, and is collateralized by the shares. The cash portion of the purchase price was added to the Company's working capital in the fourth quarter of 1996. A portion of the shares is subject to repurchase by the Company in the event that Mr. Bramson ceases to serve as an officer and director of the Company within certain periods expiring three years after the date of sale.

         Sales of Real Estate. In January 1996, the Company completed the sale of its real property in Redwood City, California, for $36 million, consisting of $18.5 million in cash and $17.5 million face amount of non-interest-bearing notes secured by liens on the property (the "Secured Notes"). Of the cash proceeds of sale, $7.4 million was used to repay the balance of a mortgage loan on the property and the balance will be used for general corporate purposes. The Company has leased back a portion of the property. In the first nine months of 1996, the Company incurred $1.3 million of relocation and moving costs, of which $0.7 million has been capitalized. The Company expects that it will continue to incur relocation and other moving-related expenses in the fourth quarter of 1996, some of which will also be capitalized. In addition, the Company will fund up to $4.1 million of leasehold improvements (primarily during 1996), which will be refunded by the property owner through rent credits. The Company has funded $3.1 million of such leasehold improvements through September 30, 1996. After payment of relocation and moving-related expenses (most of which will occur during 1996), the Company expects that the sale and lease-back arrangement will result in lower ongoing facility operating costs in the future. However, a variety of unanticipated events (such as property tax increases, uninsured property damage losses, unexpected maintenance problems or other occurrences) could reduce or eliminate anticipated cost savings. See "Properties" and Note 23 of Notes to Consolidated Financial Statements in the 1995 Form 10-K for a more detailed discussion of this transaction, including the risks associated with repayment of the Secured Notes.

         In May 1996, the Company completed the sale of the smaller of its two manufacturing facilities on adjacent parcels of property in Colorado Springs, Colorado for $3.6 million, and realized a gain of $0.9 million on the sale, which was included as a component of other (income) expense, net, in the second quarter of 1996. None of the Company's manufacturing operations were conducted in the smaller facility, and the Company presently intends to retain ownership of the larger facility and to sublease a portion of it. Accordingly, the Company's listing agreement to sell the larger facility, which was previously reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, has been canceled, and the Company intends to enter into a new listing agreement to sublease the property. There can be no assurance that the Company will be able to find a suitable tenant or tenants to sublease a portion of the larger facility, or to agree on the terms of any such sublease. The Company expects that any such sublease will require certain modifications and/or improvements to the subleased property, for which the Company will be responsible.

Keepered Media Research and Development

         Ampex has previously disclosed that it has been engaged in a research and development program to attempt to commercialize its "keepered media" technology for use in the hard disk drives that are attached to most computers. A description of this technology and certain developments and uncertainties related to the development program are set forth in the 1995 Form 10-K and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 (the "March and June 1996 Forms 10-Q"). In order to understand properly the following information, it is necessary to refer to these earlier reports.

         During the third quarter of 1996, Ampex participated with certain hard disk drive and head manufacturers in tests of new generations of high-performance inductive heads with keepered media. The Company believes that all of the disk drive manufacturers with which it has been actively evaluating keepered media are considering incorporating such heads into product programs that have target introduction dates in 1997. These heads could be used with or without keepered media. Therefore, the performance of keepered media with such heads may significantly affect the commercial prospects of keepered media for the near future. Initial tests with this generation of heads have indicated a post-channel linear density gain of approximately 20%. Ampex believes that additional capacity gains can be achieved by using the keepered media to increase track density, in addition to linear density, and also by optimizing read-channel electronics. However, pending completion of further testing and development, there can be no assurance that additional improvements in capacity can, in fact, be achieved. Additionally, it is not possible to forecast whether the performance improvement afforded by keepered media will be of sufficient magnitude to cause one or more disk drive manufacturers to adopt keepered media for future production. (The terms "post-channel" and "linear and track density" are explained in the March and June 1996 Forms 10-Q, respectively.)

         In response to a request from a hard disk drive manufacturer, Ampex submitted, during the third quarter, a number of keepered media disk platters for testing of long-term stability and durability. To date, no results have been received from this testing and it is not possible to forecast what the results of such tests will be. The Company arranged to have these platters, including the keeper layer, manufactured by a commercial vendor of disk platters with which it has a non-disclosure agreement. The platters were manufactured by the vendor using the same equipment that it uses in its normal volume production of disk platters, which indicates that it is likely that keepered media could be manufactured in commercial quantities, if required.

         Ampex is assuming that it will be able, at least initially, to fill any orders that it may receive for keepered media by purchasing complete keepered disk platters from existing platter manufacturers. While it has identified several potential suppliers of keepered disk platters, the Company does not currently have a commitment from any of them to make platters available nor any agreement as to the price or other terms on which Ampex could obtain them, if requested.

         Ampex believes that, at present, the major potential benefit of keepered media would be to permit the attainment of leading edge performance at a lower cost than would be possible using alternative technologies. The Company also believes that lower disk drive component costs may be especially critical in the high-volume, low price market segment for desktop disk drives, in which manufacturers' gross profit margins are relatively low. Accordingly, Ampex has now approached three manufacturers of hard disk drives that have significant shares of the desktop disk drive market to determine their interest in commencing a commercial product program incorporating keepered media. Ampex is currently holding discussions and negotiations with these and other disk drive manufacturers, but it is not possible at present to forecast whether any of these companies, or others that Ampex may approach in the future, will, in fact, undertake such a commercial product program.

         Even if Ampex and a hard disk drive manufacturer were to agree to begin to utilize keepered media in a product program, there can be no assurance that Ampex would generate any revenues, because programs can be canceled at any time for technical or commercial reasons, and firm orders for disk platters are not typically placed until shortly before the disk drive is introduced to the market, which normally occurs from six to 12 months after a program is initiated. There is also a risk that any disk drive new to the market might not sell successfully due to the customary risks associated with the introduction of a new product. Such an outcome would negatively affect any revenues that Ampex could generate. Ampex intends to offer especially favorable terms, including a low price, as an inducement to the first disk drive manufacturer to institute a keepered media disk drive program. Therefore, sales to the first such customer, if any, might generate a relatively low profit margin compared to the margin that the Company hopes to achieve if it is able to attract subsequent customers.

         The Company believes that in order for it to generate material revenue from keepered media during 1997, it will be necessary for a hard disk drive manufacturer to commence a product development program incorporating keepered disk platters by approximately the end of 1996. This belief is based on Ampex's current understanding as to the time typically required to develop a new hard disk drive and to introduce it to the market in volume. It is not possible to forecast when, or if, keepered media may be included in any such program. However, in order to minimize a potential delay that could result form the lead time necessary to produce commercial volumes of suitable pre-amplifier chips, Ampex is evaluating the funding of a design for such components from its own resources. The expenditure required is estimated to be up to $1 million. The Company has not yet committed to develop such a pre-amplifier chip, but if it were to do so, there is a risk that the cost of developing the chip would be of no benefit to Ampex if the Company had no alternative use for this component.

         Ampex has previously disclosed that there are other technologies that potential customers might prefer over keepered media, and that other competing technologies of which Ampex is unaware could be under development or developed in the future. (See the 1995 Form 10-K and March and June 1996 Forms 10-Q.) Any such technologies could materially affect the commercial prospects for keepered media. The development of keepered media could also divert the Company's technical resources, which could negatively affect the Company's other research and development programs, including improvements to the Company's mass data storage product lines.

         Significant expenditures and commitments for the development of keepered media have already been incurred by the Company, and the Company will be required to continue such expenditures in the future for as long as the development program for keepered media continues. There can be no assurance of financial return from these expenditures or commitments, and they could negatively affect the Company's liquidity or require it to issue debt or equity securities which would increase the Company's financial leverage or dilute the earnings attributable to current shareholders of the Company.

         While the Company believes that keepered media has the potential to expand its business, in view of the uncertainties associated with its development (some of which are described above), as stated in the 1995 Form 10-K and the March and June 1996 Forms 10-Q, it is impossible to forecast when or if any commercial benefit will be realized by the Company. Since the prospects for keepered media are highly speculative, there is a risk that the market price of the Company's securities may experience increased volatility, in addition to the volatility that may result from other factors affecting the Company, such as changes in financial performance, analysts' estimates, or product or technology announcements by the Company or its competitors.

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company is a party to routine litigation incidental to its business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         In addition, as reported in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996, on September 22, 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. in the U.S. District Court for the District of Delaware, alleging patent infringement and breach of a license agreement in connection with the manufacture of VHS video recorders and television receivers. The Company is seeking damages and injunctive relief. In response to the Company's lawsuit, on December 12, 1995, Mitsubishi filed a lawsuit against Ampex in the U.S. District Court for the Central District of California, alleging patent infringement and seeking unspecified damages and injunctive relief. The Company's lawsuit has been deferred until March 31, 1997, and the Mitsubishi countersuit is expected to go to trial on December 3, 1996. The Company originally estimated that its legal fees in connection with this litigation would be approximately $3 million. However, the Company has already incurred approximately $2.9 million in the first nine months of 1996 (including approximately $2.1 million in the third quarter of 1996) in connection with these lawsuits, in large part because of the significant costs of discovery incurred in preparing for the patent countersuit brought against the Company. Accordingly, the Company expects that its original estimate will be significantly exceeded, and that the level of such costs may be material to results of operations. However, due to various factors such as the timing of and strategies employed in these lawsuits, it is not possible to predict the level of such costs in any future periods. In addition, if lawsuits are brought against additional manufacturers, litigation costs would increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Months and Nine Months Ended September 30, 1996 and 1995 -- Royalty Income," above.

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

         Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations. See the 1995 Form 10-K for a more detailed discussion. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to six contaminated sites that have been designated as "Superfund" sites, and the Company is engaged in various environmental remediation and/or monitoring activities at several sites located both on and off Company facilities. Five sites involved with these activities (including four of the Superfund sites) are associated with the operations of Media. Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at certain of these sites.

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

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6(a).  Exhibits

         The Exhibits to this  Quarterly  Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b).  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended September 30, 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMPEX CORPORATION


Date:  November 6, 1996        /s/ EDWARD J. BRAMSON
                               ---------------------
                               Edward J. Bramson
                               Chairman and Chief Executive Officer



Date:  November 6, 1996        /s/ CRAIG L. McKIBBEN
                               ---------------------
                               Craig L. McKibben
                               Vice President, Chief Financial Officer and
                               Treasurer

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996

                                 EXHIBIT INDEX



         Exhibit
         Number       Description

         11.1         Statement re Computation of Per Share Earnings.

         27.1         Financial Data Schedule.