Form 10-K
period 1996-12-31
AMPEX CORP /DE/
filed 1997-03-12
CIK 887433

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [FEE
                       REQUIRED] For the fiscal year ended
                                December 31, 1996
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                    REQUIRED] For the transition period from
                           ___________ to ____________
                           Commission File No. 0-20292
                                Ampex Corporation
             (Exact name of Registrant as specified in its charter)
                               Delaware 13-3667696
        (State of incorporation) (I.R.S. employer identification number)
                                  500 Broadway
                       Redwood City, California 94063-3199
          (Address of principal executive offices, including zip code)
                                 (415) 367-2011
              (Registrant's telephone number, including area code)
          ------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                 Class A Common Stock, par value $.01 per share

                 Securities registered pursuant to Section 12(g)
                                  of the Act:
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997 was $268,697,466, based on a price of $7.81 per share, which was the closing price of the Registrant's Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of voting stock outstanding.

As of January 31, 1997, there were 45,471,647 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

C/M: 11115.0000 428474.10

                                     PART I

ITEM 1.           BUSINESS

Introduction

          Ampex Corporation ("Ampex" or the "Company") is one of the world's leading innovators in the fields of magnetic recording, digital image processing and high-performance digital storage for the visual information age. In recent years, the Company has directed substantial resources to developing products for the emerging commercial mass data storage market. Ampex provides data storage solutions that serve a wide range of customer needs, including scientific and technical applications such as aerospace testing, oil exploration and entertainment.

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

          During its 53-year history, Ampex has developed extensive technical expertise in the storage, processing and retrieval of digital images. The Company commits substantial resources to the research, development and engineering of new products that capitalize on its knowledge, experience and patent portfolio. As an example of this strategy, since the last quarter of 1994 the Company has been seeking to commercialize its patented "keepered media" technology. This project, which has not yet resulted in any revenues to the Company, has the potential to significantly increase the capacity of hard disk drives with nominal incremental cost. In December, 1996, the Company announced that it had entered into an agreement with a disk drive manufacturer pursuant to which such manufacturer may acquire keepered media for use in forthcoming hard disk drive products. See "Keepered Media Development Program."

          The Company was incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to "Ampex" or the "Company" include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. The principal executive offices of the Company are located at 500 Broadway, Redwood City, California 94063, and its telephone number is (415) 367-2011. The Company's Class A Common Stock is traded on the American Stock Exchange under the symbol "AXC."

         This Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "Forward-Looking Statements.") Forward-Looking Statements are included with respect to various aspects of the Company's strategy and operations, including but not limited to its keepered media development program and other product development efforts; potential effects of the Company's recent consolidation of manufacturing operations; possible future market opportunities for its data storage and video recording products; the development of application software for its DST products; possible future patent license agreements and royalty income; possible future product line changes; and the Company's liquidity. Each Forward-Looking Statement that the Company believes is material is accompanied by cautionary statements identifying important factors that could cause actual results to differ materially from those described in the Forward-Looking Statement. The cautionary statements are set forth following the Forward-Looking Statement, and/or in other sections of the Form 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED

                                       -2-
C/M: 11115.0000 428474.10

IN THIS FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THE FORM 10-K.

Company Strategy

          The Company has historically developed products which are complete systems targeted at the extremely high performance segments of the market for the storage of images and data and for digital image processing and compression. A relatively high proportion of the content of its products is designed by Ampex itself, and is specific to the requirements of its system products. Ampex believes that certain technologies that it currently uses only in its own products potentially could create additional markets for the Company, principally in the form of components or subsystems, or through the licensing of proprietary technologies. The Company also believes that by commercializing these products, it may potentially be able to gain access to markets which are larger than those addressed by its complete systems products for which relatively high prices limit the market potential. For example, certain patented Ampex technologies are used on consumer video recorders that are priced at a few hundred dollars, while its professional digital video recorders have list prices that approach $70,000 per unit. While continuing its practice of licensing such technology, Ampex determined in 1994 to evaluate employing certain of its patented technologies as a basis for entering into new business areas as a supplier of products.

         The Company's strategy is to continue to develop high performance systems, and also to seek opportunities to commercialize existing or newly developed technologies in the areas of imaging and storage that result from these developments. The first such technology that Ampex is attempting to commercialize is its keepered media for use in computer hard disk drives. See "Keepered Media Development Program". The Company is evaluating additional possibilities to commercialize its technology, but has not yet determined to pursue any additional project or projects beyond the research and development stage. There can be no assurance that keepered media or any other technology that Ampex may seek to develop will be commercially successful. See "New Product Development and Industry Conditions."

Products

         The Company currently has three principal product groups: mass data storage products and instrumentation recorders (including its DST tape drives and robotic library systems, its DIS and DCRsi instrumentation recorders and related tape and after-market equipment); professional video recording products (primarily its DCT video recorders and image processing systems and related tape products); and other products (consisting principally of television after-market equipment). These product groups are described below. For information concerning net sales for each product group, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Mass Data Storage Products and Instrumentation Recorders. In 1992, Ampex entered the high-performance commercial mass data storage market with its DST series of 19 millimeter data storage products, including tape drives and robotic library systems. The Company believes its DST mass data storage products offer a price-performance advantage over alternative magnetic, optical, solid state or disk-based storage systems now available, providing fast data access times, rapid data transfer rates and extremely low cost per megabyte of storage.

         Access time is one of the most important sustainable advantages of DST products compared to alternative tape-based storage systems. Older tape-based storage products achieve low-cost storage but trade off accessibility; since the data stored is not available for most online or near-online applications, such systems are generally limited to back-up and archival storage applications. DST products, in contrast, combine low storage cost per megabyte with fast access to rapidly transferable information. DST products achieve a level of data-access performance that is believed to be unique in tape-based storage through the use of software logic that enables a library or even a single tape drive to organize information using partitions, much as disk drives do. Individual segments can then be accessed quickly and updated independently. This patented Ampex

                                       -3-
C/M: 11115.0000 428474.10
technology, introduced in 1994, gives DST products the performance of a digital tape drive and the efficiency and access speed of partitioned memory. DST systems also provide rapid data transfer rates that exceed the speed of other mass storage products such as optical disk, allowing a user to download stored information to a computer at a sustained rate of 15 megabytes per second ("MB/sec").

         DST tape drives use core technology developed by Ampex for its digital video recorders. The drives use high-density metal particle tape cartridges, which are available in three different sizes providing storage capacities of 25, 75 or 165 gigabytes ("GB") per cartridge. DST robotic library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 terabytes to 6.4 terabytes of storage capacity while occupying only a fraction of the floor space required by competing storage systems.

         The Company's DST product line currently includes the DST 310 tape drive, the DST 810 library and the DST 410 library. The DST 310 tape drive is a single cartridge tape drive that provides convenient and fast backup for applications such as large databases or disk arrays. The DST 310 accepts any of the three DST cartridge sizes, and offers a sustained data transfer rate of 15 MB/sec and a search speed in excess of 800 MB/sec. (All transfer rates relate to raw uncompressed data.)

         The DST 810 library is designed to combine from one to four DST tape drives and has a capacity of 6.4 terabytes of data. It can transfer data at sustained aggregate rates of up to 60 MB/sec and can access any cartridge stored in the system within a few seconds. The DST 810 library system is optimized for large file size applications and, accordingly, is suited for image-based document storage, medical records, news archives, oil and gas seismic data and CAD/CAM image data, as well as potential video-on-demand applications. The DST 410 library is an entry-level library with a storage capacity of 1.2 terabytes of data.

         In the fourth quarter of 1996, the Company announced the availability of new "double-density" versions of its 19 millimeter data storage product line. The new versions will double the amount of data that can be stored on a single cartridge with a corresponding reduction in the cost per megabyte of the Company's mass data storage products. Although the new versions are intended to enhance the performance of the Company's data storage products, the availability of new versions could cause a decline in sales of the Company's existing 19 millimeter data storage cartridges. As with any new product, there could be delays in delivering this new version in commercial quantities, which is scheduled to occur in the first quarter of 1997. (References to storage capacity of the Company's mass storage products in this Report refer to existing single-density versions unless the context otherwise specifies.)

         Although the Company believes that its DST drives and library systems offer significant advantages over competitive systems, there are a variety of risks involved in this product line. The Company's DST products incorporate a proprietary magnetic tape format that is not compatible with current industry standard formats. The Company has not licensed its tape format to other manufacturers and as such is the sole source of these products. In addition, other factors relating to the markets for these products and to competition in these markets may affect future sales of DST products. See "Markets -- Mass Data Storage Products and Instrumentation Recorders," "Distribution and Customers," "Competition," and "New Product Development and Industry Conditions."

         Ampex had been well-established for a number of years as a supplier of instrumentation recorders. Ampex has supplied these recorders primarily to government agencies for use in data collection, satellite surveillance and defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Ampex instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on many foreign aircraft. The Company believes they are well-suited to these demanding aeronautical applications, and other applications involving comparable data-gathering challenges in extreme environments, because of their unmatched performance and reliability.


                                       -4-
C/M: 11115.0000 428474.10

         In 1995, the Company expanded its 19 millimeter product line by the introduction of its DIS instrumentation recorders and library systems. The Company's principal instrumentation products currently are the DIS 120i and DIS 160i instrumentation/data recorders and the DIS 220i automated instrumentation/data library, the DCRsi 240, DCRsi 107 and DCRsi 75 digital instrumentation recorders. The Company's DIS products are designed for mass storage of instrumentation data. These recorders use the same 19mm helical scan recording technology used in the Company's DST products. Data from DIS recorders can be stored on DST cartridges, placed in DST libraries and accessed using DST tape drives, so that all the benefits of DST mass storage products are available, including rapid, random access to the data for subsequent processing. The DIS 120i and 160i drives have capacities of 25, 75 or 165 GB (depending on the DST cartridge used) and record/reproduce rates of 120 Mb and 160 Mb per second, respectively. The DIS 220i automated library, which is the instrumentation version of the DST 410 library, can hold up to 1.2 terabytes of data. The Company introduced double density versions of each of its DIS recorders at the time it similarly upgraded its DST product line.

         The DCRsi recorders are rugged, highly reliable and compact recorders that permit uninterrupted data capture over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48 GB of data at a record/reproduce rate of up to 240 megabits ("Mb") per second. The DCRsi 107 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 107 Mb per second. During 1995, the Company introduced the DCRsi 75 recorder, a lower cost DCRsi model with a record-reproduce rate of 75 Mb per second. Shipments of DCRsi 75 recorders commenced in 1996.

         A significant portion of instrumentation product sales reflect purchases by the federal government, which can be subject to significant fluctuations. See "Markets -- Mass Data Storage Products and Instrumentation Recorders." In addition, other factors relating to the markets for the Company's instrumentation products and to competition in these markets may affect future sales of these products. See "Distribution and Customers," "Competition," and "New Product Development and Industry Conditions."

          Professional Video Recording Products. The Company's DCT products, which employ a 19-millimeter digital component video recorder format, are designed primarily for use in high-quality post-production applications. DCT products record in a digital component format compatible with "CCIR-601," a worldwide signal standard for digital component television equipment. The Company's DCT 1700d digital tape drive is designed for high-end performance, as its output is not subject to signal degradation even during complex layering and special effects sequences. In order to process the higher data volume involved in digital component recording, DCT recorders employ data compression techniques.

         Ampex also offers a variety of switchers and systems products as part of the DCT product line, including digital special effects systems and production switchers, that are used in connection with the production of television programming. These products focus on the on-line segment of the professional television industry. On-line operations typically require equipment to operate at high speeds and require the highest picture quality. In order to process video signals at the required speeds, Ampex's products employ advanced proprietary signal processing and other electronic technologies, many of which are also used in the Company's data storage digital recorder systems. Ampex's switchers and systems products also incorporate advanced filtering techniques and incorporate significant special purpose software to manipulate, generate or combine video signals.

         In the period 1992 to 1994, the Company discontinued sales of many older (primarily analog) recorders, switchers and systems products, which contributed to the decline in sales for this product group during the past three years. Sales levels have also been adversely affected by changes in the traditional markets for the Company's professional video products and by the reduction in the Company's distribution network for these products. See "Markets -- Professional Video Recording Products." In 1995 and 1996, sales of these products consisted almost exclusively of DCT video recorders and image processing systems. The Company

                                       -5-
C/M: 11115.0000 428474.10
expects that in future years, it will offer only digital video products, which now consist of its high-performance DCT video recorders, and switchers and systems products for use in conjunction with DCT recorders.

         Other Products. The Company's other products are currently almost entirely television after-market products (including spare parts) relating to television products that the Company now manufactures, or that it manufactured in prior periods and continues to support. Ampex's after-market activities have declined as a percentage of net sales in recent years as the Company has narrowed its professional television product line, and many of the products that have historically generated a significant portion of these net sales (including Betacam small-format recorder after-market products, turnkey studio facilities, mobile vans, computer core memory products and refurbished equipment accepted as trade-ins on new equipment sales) have been discontinued.

Markets

         Mass Data Storage Products and Instrumentation Recorders. The Company's DST mass data storage systems are designed to meet the rapidly changing requirements of the mass data storage market. The market for mass storage devices has undergone an evolution in recent years. Historically, mass storage devices were used to store data off-line as protection against catastrophes affecting on-line storage, to archive data for record retention purposes or as a low-cost means of storing infrequently used data. More recently there is a growing demand for mass storage devices that provide cost-effective storage and rapid access to data. The demand for storage devices that can store large amounts of data in a readily accessible manner has grown due to two factors. First, faster and lower-cost computer processors are generating more data. Second, a steadily growing percentage of information is created, stored, accessed and transmitted in visual form (such as drawings, pictures, scanned documents and other images), and the storage of visual information requires much greater capacity than the storage of text. For example, while one page of text requires 2,000 bytes of storage, one second of full-color video requires 30,000,000 bytes.

         Ampex's initial target applications for its DST products have been scientific and technical applications such as digitized design drawings of large engineering companies, seismic data of oil exploration companies, and data for large government or commercial models such as weather forecasts or aerodynamic simulations. While the Company has experienced some success in certain of these markets, the Company believes that in order for DST product sales to increase significantly, it will be necessary for the products to gain broader acceptance in commercial markets. The Company is now seeking to address hierarchical storage management and database backup applications in commercial markets, and recently announced that its DST 310 tape drive and DST 410 library are now supported by certain third party hierarchial storage management and UNIX file system back up software packages. However, the Company cannot predict the extent to which such software will result in increased sales of DST products. Furthermore, at present, most businesses do not have massive databases, and unless their storage capacity requirements increase significantly, they will not become potential customers for DST products.

         The expanding use of information networks may create additional market opportunities for DST products beyond the types of commercial applications described above. Companies are developing local and wide area data networks to move information (including visual information) more effectively within their organizations. For example, client/server computer networks are being used by an increasing number of large organizations to distribute data from a central storage point along the network to be processed by the remote user. The information moving over these types of networks needs to be stored and accessed quickly, cost-effectively and safely. The increasing popularity of these networks could lead to an increase in demand for high-capacity storage devices that can connect to networks, such as the Company's DST products. However, there can be no assurance that this will occur. The use of such networks may not continue to grow, and even if growth does continue, customers in these markets may select other storage systems to meet their data storage needs.

          The Company has supplied its instrumentation recorders to U.S. and foreign government agencies for many years, and this continues to be the primary market for the Company's DCRsi products. Sales to

                                       -6-
C/M: 11115.0000 428474.10
government agencies are subject to fluctuation as a result of changes in government spending programs (including defense programs), and may also be disrupted by pending budget discussions in Congress. Sales to these markets could be adversely affected by pressure on government agencies to reduce spending, and any material decline in the current level of government purchases of the Company's products could have a material adverse effect on the Company. The Company's instrumentation recorders are also sold to customers in a variety of commercial markets, including airplane manufacturers and satellite down-links.

         The Company expects that the primary markets for its new DIS instrumentation recorders will be the markets in which it currently sells its DCRsi recorders. While DCRsi recorders are particularly effective for capturing data in difficult environments, the Company's DIS products will enable these customers to store and access their instrumentation data more cost-effectively in less harsh environments that do not require the ruggedness of a DCRsi recorder.

         Professional Video Recording Products. The Company's DCT professional recording products are designed to provide high-performance capabilities for customers in entertainment and imaging markets. Historically, Ampex sold its professional video products to television companies and broadcasters that used them to produce or edit television commercials or programs for broadcast. More recently, however, the production and editing of television commercials and programs is increasingly being performed by independent organizations rather than by broadcasters or cable television companies themselves. These services are commonly known as "post-production" services. Most of Ampex's video recording product sales are to such post-production facilities or to motion picture studios that use Ampex products for their in-house post-production needs. Post-production customers whose business reputations are based on high picture quality and whose needs include rapid editing capabilities currently represent the major market for the Company's DCT digital component video recording products. The Company does not serve the lower end of the post-production market. See "New Product Development and Industry Conditions," and "Competition."

         Sales of the Company's video recording products have declined in recent years as a result of changing conditions in the traditional markets for the Company's products. In response to these changes, the Company has reduced its product line, marketing expenditures and distribution network for its video products. These factors have had and will continue to have a negative impact on sales of the Company's video recording products. Nevertheless, video products remain a significant business for Ampex for strategic reasons. The Company believes that its continuing presence in the entertainment market, with its DCT products, may expand the market for the Company's DST data storage products. In addition, the Company believes that the emergence of multi-channel compressed cable, digital satellite delivery, video-on-demand, and other delivery services that offer alternatives to over-the-air analog television broadcasting, may provide new market opportunities for its DCT products. If these markets develop, the Company believes that DCT products would meet the technical requirement for a virtually flawless signal source for high quality compressed signal distribution. However, there can be no assurance that these markets will develop. It is possible that alternative information delivery systems will not replace traditional methods. Even if these alternative delivery methods become more established, customers in these markets may select other products or technologies to meet their signal source requirements.

Distribution and Customers

         The Company's distribution strategy with respect to its first generation of DST products was to rely primarily on OEMs to establish market acceptance of the DST products. With the introduction of its second-generation, lower-priced DST products in 1994, these OEM relationships were terminated, and the Company currently distributes all its 19 millimeter products (including DST and DIS recorders) directly through its internal sales force, as well as through independent value-added resellers. The Company's DST products are sold to customers such as oil and gas companies, imaging companies, information and entertainment delivery companies and broad-band telecommunications companies. The Company is also pursuing opportunities in the market for storage of very large databases maintained by many commercial and government entities.


                                       -7-
C/M: 11115.0000 428474.10

         The Company's instrumentation recorders (including its DIS recorders) are sold primarily to government agencies involved in data collection, satellite surveillance and defense-related activities, as well as to defense contractors and other industrial users for testing and measurement purposes. Sales of instrumentation recorders are made through the Company's internal domestic and international sales forces, as well as through independent sales organizations in foreign markets.

         Ampex's professional video recording products are sold principally to customers in entertainment markets, including independent post-production houses, broadcast and cable networks, motion picture studios and independent television stations. The Company distributes its video products through its internal sales force and through various independent distributors.

         The Company currently operates a total of eight sales offices, including five in the U.S., two in Germany, one in Japan and one in the United Kingdom. During 1993 and 1994, the Company closed a number of domestic and foreign sales offices.

          Ampex's sales to U.S. government agencies (either directly or indirectly, through government contractors) represented 18.0% of net sales in 1996, compared to 14.7% in 1995 and 21.4% in 1994. Products sold for U.S. government use include primarily instrumentation recording systems. Sales to government customers are subject to fluctuations as a result of changes in government spending programs. See "Markets -- Mass Data Storage Products and Instrumentation Recorders."

         No single non-governmental customer accounted for more than 10% of Ampex's total net sales in 1995 or 1996.

Research, Development and Engineering

         Scanning recording systems such as those developed by Ampex involve extremely complex technology. As a result, over the years Ampex has developed extensive expertise in a wide area of technical disciplines and has developed fundamental innovations in magnetic recording technology, channel electronics and digital image processing. In 1996, the Company spent approximately 17% of net sales for research and development programs and engineering costs, compared to 16% in 1995 and 15% in 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements. These continuous research and development efforts have resulted in a substantial patent portfolio covering not only existing products, but also covering technological innovations that may result in future commercial products. With respect to current products, the Company has allocated a major portion of its research and development budget in recent years to the 19 millimeter digital recording technology included in its DST, DIS and DCT products. The Company will continue to fund future generations of its mass data storage and instrumentation recorders, but it will also allocate a growing percentage of its research and development budget to commercializing its patented keepered media technology (described below) and to researching other new product opportunities that capitalize on its expertise and patented technology in magnetic recording, channel electronics and digital image processing.

Keepered Media Development Program

         During 1994, the Company initiated a technology research and development program to explore the feasibility of commercializing its invention of a proprietary magnetic media technology referred to as "keepered media." This invention was patented in 1991, and the Company has pending patent applications for related inventions. Specifically, the Company's program involves the development of magnetic disks employing keeper layers for use in the hard disk drives that are attached to most computers. Keepered magnetic disk media are designed to improve the capacity of hard disk drives, primarily by reducing magnetic "spacing losses" resulting from the separation between the magnetic disk and the read head and by shielding the read head from magnetic signals not directly under the head. The Company believes that this technology provides significant capacity

                                       -8-
C/M: 11115.0000 428474.10
improvement with only a nominal incremental manufacturing cost. The Company also believes that this technology may have potential application in flexible magnetic media, such as floppy disks and magnetic tape.

         In December, 1996, Ampex announced that it had entered into an agreement with Maxtor Corporation ("Maxtor"), a disk drive manufacturer, pursuant to which Maxtor may acquire keepered media disk platters for use in Maxtor's hard disk drives. Maxtor has advised Ampex that it is developing a disk drive program incorporating keepered media, which Maxtor has indicated it expects to introduce in the later part of 1997. Maxtor is a leading producer of disk drives, primarily for desktop and mobile computer systems. According to published sources, its market share in 1995 was approximately 8% of the worldwide total. Maxtor is an independently operated member of the Hyundai group of companies, which had worldwide revenues in 1995 exceeding $23 billion.

         Maxtor, as the first disk drive manufacturer to invest in a product program utilizing keepered media, has received favorable economic terms from the Company. In addition to agreeing to a relatively low profit margin, Ampex has agreed, for the initial term of the agreement, to ensure that Maxtor's price per unit for keepered media is lower by a fixed percentage than that charged to any other customer. Ampex has also committed to co-fund the development of a preamplifier chip required by Maxtor for use with keepered media, for up to $250,000. In return, Maxtor agreed that the manufacturer of the preamplifier chip so funded will be free to sell such product to other disk drive manufacturers.

         The agreement with Maxtor is for an initial term of three years, and is renewable for an additional three year term at Maxtor's option, subject to certain conditions, on terms no less favorable than those given any other manufacturer selling similar quantities in like circumstances. Maxtor is not bound by the agreement to complete a disk drive program or to purchase any minimum quantity of keepered media platters. However, unless certain minimum quantities are purchased by specified dates prior to March 31, 1998, Ampex will have the right to terminate the agreement or alter its terms.

         The agreement also provides that, if Ampex develops the internal capability to manufacture keepered media for sale in commercial volumes, Maxtor will use reasonable efforts to include Ampex as a supplier, subject to negotiation of a purchase agreement and qualification of Ampex as a vendor. Ampex has not yet decided to commence commercial manufacture of keepered media, and is unable to forecast when or if it will do so. Accordingly, in order to enable Maxtor to commence production in accordance with its current schedule, the agreement permits Maxtor to acquire keepered media from independent media manufacturers approved by Ampex and/or to manufacture media at Maxtor's own facilities for sale by it.

         The Company is continuing to negotiate with other manufacturers that could become customers for keepered media. However, Ampex may not continue to offer the favorable pricing and other terms it had offered prior to the conclusion of the Maxtor agreement. Accordingly, there is no assurance that any other manufacturer will agree to purchase keepered media, or that Ampex could obtain pricing or other terms from other manufactures that Ampex regards as favorable or acceptable. In addition, there could be unforeseen technical or economic reasons why manufacturers would not proceed with the technology. Ampex does not anticipate receipt of significant revenues from its keepered media program before fiscal 1998, although limited revenues could be generated later in 1997. In any event, there can be no assurance as to the timing or amount, if any, of revenues that Ampex may generate from the Maxtor arrangement or from any agreement which the Company may conclude with other manufacturers with which it has had discussions.

         To date, Ampex has directed the majority of its keepered media development efforts to potential disk drive programs that employ inductive heads, which according to published reports are used in the majority of disk drives currently in production. However, a number of disk drive manufacturers have expressed an intention to effect a transition to magneto-resistive heads in all or a substantial portion of their disk drive production in the future. In early November 1996, Ampex, together with a disk drive manufacturer (other than Maxtor) and a head manufacturer, participated in tests of keepered media with magneto-resistive heads. The tests included a demonstration of the activation of the keeper layer by a magneto-resistive head of a common

                                       -9-
C/M: 11115.0000 428474.10
design. While Ampex believes that this is an indication that keepered media may be able to address the disk drive market for both inductive and magneto-resistive heads, it has not yet conducted sufficient performance and other testing to ensure that this will in fact be possible in commercial production. The agreement with Maxtor permits the use of keepered media with both inductive or magneto-resistive heads.

         It is not possible, at present, to forecast what effect a change in the mix of drives using inductive versus magneto-resistive heads may have on the market for keepered media. It is also possible that further analysis by the Company, or by potential customers, will identify other technical or economic issues of which Ampex, at present, is unaware. In a high technology industry such as data storage, other technology may be under development, or may be developed in the future, that could be technically or economically superior to keepered media.

         The Company does not presently have manufacturing facilities suitable for producing keepered media in quantity, and the Company does not intend to license merchant manufacturers of disk drive platters except to the extent necessary to permit disk drive manufacturers, such as Maxtor, to acquire keepered disks for incorporation in disk drives produced by such manufacturers. Although the Company has held discussions with several U.S. and foreign producers of disk drive platters, no commitments have been obtained by the Company with respect to availability, price or other terms from such producers. If the Company commences commercial production, capital requirements could be significant and the Company would probably be required to issue debt or equity securities, which would increase the Company's financial leverage or dilute earnings.

         The Company anticipates that further development of its keepered media technology will require additional expenditures for capital equipment and an increase in the current rate of its expenditures for research, development and engineering, which have been relatively constant in recent years.

         If the Company's keepered media technology becomes commercially successful, that portion of the Company's business may be materially dependent on the Company's patents covering the technology. However, there can be no assurance that patents currently held by Ampex, or that may be issued pursuant to pending and future patent applications filed by Ampex, will not be challenged, or that patent protection, in itself, would ensure the commercial success of this program or would provide adequate protection against similar or other technologies independently developed by industry competitors.

         While the Company believes that keepered media has the potential to expand its business significantly, in view of the many uncertainties associated with its development and commercialization (some of which are described above and in the Company's prior filings with the Commission), it is impossible to forecast when, or if, any benefit will be realized by the Company. Since the prospects for keepered disk media are highly speculative, there is a risk that the market price of the Company's securities may experience increased volatility, in addition to the volatility that may result from other factors affecting the Company, such as changes in financial performance, analysts' estimates, or product or technology announcements by the Company or its competitors. See also "Market for Registrant's Common Equity and Related Stockholder Matters."

Patents, Licenses and Trademarks

         As a result of its on-going research and development expenditures, the Company has developed substantial proprietary technology, certain of which it has elected to patent or to seek to patent. As of January 31, 1997, Ampex held approximately 370 patents in the U.S., approximately 530 corresponding patents in other countries, and had approximately 200 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to the Company's recording technology. The Company continually reviews its patent portfolio and allows non-strategic patents to lapse, thereby avoiding substantial renewal fees. Many of the patents held during 1993 and 1994 related to discontinued television products, technologies that were no longer generating significant royalty revenues, or other technologies that were no longer strategically important to the Company. Accordingly, the Company allowed a significant number of patents to lapse during 1994 and 1995.

                                      -10-
C/M: 11115.0000 428474.10

         Ampex has granted numerous royalty-bearing patent licenses to, and holds patent licenses from, third parties. These third parties are primarily foreign companies engaged in the manufacture and sale of video tape recorders and media. Ampex has not granted any licenses under its scanning recorder patents specifically for data storage applications, but it may do so in the future if it determines that it would support the Company's marketing strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1996 -- Royalty Income."

         During the fourth quarter of 1995, the Company initiated a lawsuit against a major foreign manufacturer of VHS video recorders and television receivers, in which the Company alleges patent infringement. In response to the Company's lawsuit, this manufacturer filed a lawsuit against Ampex alleging patent infringement. See "Legal Proceedings." The Company is also attempting to negotiate license agreements with the remaining unlicensed manufacturers of 8mm camcorders. However, there can be no assurance that such licensing efforts (including any necessary litigation) will be successful.

         It is not possible to predict the amount of royalty income that will be received in the future. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict, such as the extent of use of the Company's patented technology by third parties, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. Moreover, there can be no assurance that the Company will continue to develop patentable technology that will generate significant patent royalties in future years.

         U.S. patents are, at present, in force for a period of 20 years from the date of application and patents granted by foreign jurisdictions are generally in force for between 14 years to 20 years from the date of application. Ampex has obtained its present patents over the course of the past 20 years and, accordingly, has patents in force that will expire from time to time over the next 20 years. Patents are important to the current overall business of the Company, both as a source of protection of the proprietary technology used in the Company's current products, and as a source of royalty income. While results of operations would be adversely affected by the loss of patents that generate significant royalty income, management believes that none of Ampex's current product lines is materially dependent upon a single patent or license or group of related patents or licenses, and that timely introduction of products incorporating new technologies or particularly suited to meet the needs of a specific market or customer group is a more important determinant of the success of Ampex's current business. If the Company's patented keepered media technology becomes commercially successful, that portion of the Company's business may be materially dependent on the patents covering the technology. See "Research, Development and Engineering."

         Ampex regards its trademark Ampex(R) and the Ampex logo as valuable to its businesses. Ampex has registered its trademark and logo in the U.S. and a number of foreign countries. U.S. trademark registrations are generally valid for an initial term of 10 years and renewable for subsequent 10-year periods. The Media Subsidiaries, which were sold by the Company in November 1995, have a non-exclusive license to use the Ampex trademark on their audio, video and instrumentation media products through May 2000. Ampex has not granted any other material rights to use its name or logo to any other third party. Other trademarks of Ampex include DCT, DST, DCRsi and DIS.

Manufacturing

         The Company's products are manufactured at Ampex's facilities in Redwood City, California and Colorado Springs, Colorado. Products are designed and engineered primarily in Redwood City, California. Because the Company's mass data storage products incorporate many of the technologies and components of the Company's 19mm-based video tape recorders, the manufacturing process of the mass data storage products has benefited from the existing video recorder production facilities and techniques.

         In January 1996, the Company sold its Redwood City, California property, and has relocated its manufacturing, administrative and RD&E operations to smaller facilities located on a portion of the property

                                      -11-
C/M: 11115.0000 428474.10
that it leased back at the time of sale. In May 1996, the Company sold a portion of its Colorado Springs, Colorado facility which was not required for current operations. See "Properties." The Company believes that its consolidated manufacturing facilities continue to have sufficient capacity to accommodate business growth for its present products in the foreseeable future, and that the relocations will not have a long-term adverse effect on the Company's manufacturing capacity or on its ability to meet the customer demands for its products in a timely manner. However, relocation entails the risks of disruption or delays in operations, which could temporarily adversely impact sales or profitability.

         The Company does not presently have any manufacturing facilities that would be suitable for manufacturing any products that may result from the Company's keepered media research and development program. See "Research, Development and Engineering."

         The Company maintains insurance, including business interruption insurance, that management considers to be adequate and customary under the circumstances. However, there is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

Sources of Supply

         Ampex uses a broad variety of raw materials and components in its manufacturing operations. While most materials are readily available from numerous sources, Ampex purchases certain components, such as customized integrated circuits, from a single domestic or foreign manufacturer. Significant delays in deliveries of, or defects in the supply of, such components could adversely affect Ampex's manufacturing operations pending qualification of an alternative supplier. The Company does not generally enter into long-term raw material supply contracts. In addition, many of the components of Ampex's products are designed, developed and manufactured by Ampex itself, and thus are not readily available from alternative sources.

Order Backlog and Quarterly Fluctuations

         A substantial portion of the Company's backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent upon orders received in that quarter and the immediately preceding quarter. Ampex's backlog of firm orders at December 31, 1996 was $3.4 million, compared to $13.8 million at December 31, 1995 and $19.1 million at December 31, 1994. The backlog at December 31, 1996 was approximately 14% of average quarterly net sales, based on 1996 sales levels.

         Ampex does not generally include foreign orders in backlog until it has obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed.

         Ampex's sales and results of operations are generally subject to quarterly fluctuations, reflecting customer ordering patterns as well as the availability of new products. In addition, sales to government customers (primarily sales of instrumentation products) are subject to fluctuations as a result of changes in government spending programs. Significant fluctuations in sales of these products can materially affect the Company's gross margin as well as its sales. See "Business -- Markets -- Mass Data Storage Products and Instrumentation Recorders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

         Ampex encounters significant competition in all its product markets. Although its competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages.


                                      -12-
C/M: 11115.0000 428474.10

         Ampex competes in the mass data storage market with a number of well-established competitors, such as IBM, Storage Technology Corporation, Exabyte Corporation, Sony Corporation and Quantum Corporation, as well as smaller companies. In 1996, IBM Corporation announced the general availability of a new high-capacity, high-speed tape storage product designated "Magstar." Also, Sony Corporation in 1995 introduced its DTF tape drive, which is intended for the mass data storage industry. In the mass data storage market, the Company believes that the principal competitive factors are product performance, cost of equipment and media, product reliability and availability of service and support. The Company believes its strongest competitive advantage is in the area of product performance. However, DST products are relatively expensive in comparison to other competitive products, and are generally cost-effective only if the customer requires the high level of performance and storage capacity of DST products. While the Company is working to reduce the cost of its DST products, the prices of other storage systems, such as disk drives, are also declining. In addition, although DST products offer faster data access times than competing tape-based library systems, magnetic disks deliver faster data access than DST products. There can be no assurance that the Company can compete successfully on a long-term basis in the mass data storage market.

         In the instrumentation market, the Company competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony, Loral Data Systems, Datatape Incorporated and Metrum Incorporated. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined. The principal competitive factors in this market are cost, product reliability, product performance and the ability to satisfy applicable government procurement requirements.

         In the professional video recorder market, Sony and Panasonic are the leading competitors of the Company. Competition in this market is based principally on design and manufacturing expertise, new product development, service, reliability and price. In the high end of the market, management believes that Ampex is competitive in each of these areas. DCT products are not competitive in the lower end of the market. In addition, sales have been declining in recent years as the Company has discontinued many of its professional video products.

         If the Company is able to commercialize products based on its keepered media technology, the Company expects that it will face competition from companies offering a variety of storage media alternatives, including current disk manufacturers. The Company will continue to evaluate potential competitive factors as it proceeds with its efforts to commercialize its keepered media technology. See "Keepered Media Development Program."

New Product Development and Industry Conditions

         The data storage, instrumentation and video recording industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on sales and results of operations. Although Ampex has completed development of its 19 millimeter digital video tape recorders and its second-generation mass data storage drives and robotic library systems, the Company must continue to invest in research and development programs to improve these products and develop new products. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that Ampex's new products or technology will be competitive. See "Competition." Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events. For example, although the Company has entered into an initial agreement with a disk drive manufacturer relating to its keepered media technology, there are still many problems that could arise in commercializing this technology. See "Keepered Media Development Program."


                                      -13-
C/M: 11115.0000 428474.10

         Ampex has been manufacturing its 19 millimeter digital video recorders since 1989, and has been selling its DCT recorders since 1992. However, sales of all of its video recording products have declined substantially in recent years, partly as a result of changes in the market for the Company's products, as lower-cost small format recorders have replaced traditional high-end products for many applications. The Company expects that the traditional markets for its video products will continue to decline. Accordingly, any significant increases in sales of DCT products will depend on the success of the Company's efforts at identifying and developing new markets for the products, and there can be no assurance that the Company can do so. See "Markets -- Professional Video Recording Products."

         Sales of the Company's instrumentation products can be significantly affected by changes in government spending levels. See "Markets -- Mass Data Storage Products and Instrumentation Recorders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company significantly restructured its product lines during 1993 and 1994, and the Company has no present plans to discontinue any of its current principal products. However, like all technology companies, the Company must continually reassess its products based on their ability to respond to the changing demands of the marketplace. If, as a result of such a reassessment, the Company decides to discontinue any significant products, such a decision could have a material adverse effect on sales and operating results.

International Operations

         During the past three years, the Company has derived significant net sales from its foreign operations. However, sales in international markets (particularly sales of professional video products) have been declining in recent years. Sales to foreign customers (including U.S. export sales) accounted for approximately 34.1% of net sales in 1996, compared to 35.6% in 1995 and 37.5% in 1994. Foreign marketing operations are conducted primarily through local distributors and agents, with support from Ampex's internal marketing and sales organization. See "Distribution and Customers."

         Foreign operations are subject to the usual risks attendant upon investments in foreign countries, including limitations on repatriation of earnings, restrictive actions by local governments, fluctuations in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulations and restrictions imposed by the U.S. Department of State and the U.S. Department of Commerce.

         In certain prior periods, declines in the value of the U.S. dollar in relation to certain foreign currencies have favorably affected Ampex's international operations, and in other periods the strength of the dollar relative to such currencies has adversely affected its operations. Fluctuations in the value of international currencies can be expected to continue to affect Ampex's operations in the future, although the impact will be less significant than it was in periods with a higher proportion of sales in foreign currencies. The Company currently does not hedge its assets that are denominated in foreign currencies. U.S. export sales are denominated in U.S. dollars.

         See Note 20 of Notes to Consolidated Financial Statements for additional information concerning the Company's foreign operations.

Environmental Regulation and Proceedings

         The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Ampex is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that Ampex is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 1997 will be material.


                                      -14-
C/M: 11115.0000 428474.10

         Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. Such liability may be joint and several, and may be imposed regardless of fault or the legality of the original disposal activity. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California, and surface clean-up and contamination assessment at a third-party treatment, storage and disposal facility in Jamestown, North Carolina. Some of these activities involve the participation of state and local government agencies. Five sites involved with these activities (including the four Superfund sites) are associated with the operations of its former magnetic tape subsidiaries ("Media"). Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites. During 1996, the Company spent a total of approximately $0.4 million in connection with environmental investigation, remediation and monitoring activities and expects to spend from $0.2 to $0.5 million in fiscal 1997 for such activities.

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 1996, the Company had an accrued liability of $2.2 million for environmental liabilities. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors, or that the Company's liability will materially exceed the amounts already accrued.

         While the Company believes that it is generally in compliance with all applicable environmental laws and regulations or has plans to bring operations into compliance, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, the Company conducts its business in foreign countries as well as in the U.S., and it is not possible to predict the effect that future domestic or foreign regulation could have on Ampex's business, operating results or cash flow.

Employees

         As of December 31, 1996, Ampex employed 527 people worldwide, compared to 531 at December 31, 1995 and 565 at December 31, 1994. Approximately 7% of Ampex's current worldwide workforce is employed in the Company's international operations, compared to 6% at December 31, 1995 and 7% at December 31, 1994. No employees are covered by any collective bargaining agreement. The Company is dependent on the performance of certain key members of management and key technical personnel. The Company has not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as the Company's Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings Incorporated, a privately owned Delaware holding company and a company stockholder. Mr. Bramson currently devotes most of his time to the management of the Company. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on the Company.

                                      -15-
C/M: 11115.0000 428474.10

ITEM 2   PROPERTIES

         As of January 31, 1997, the Company's principal properties were as follows:

                                                         Approximate
                                                         Square Footage
Location                      Activities Conducted       of Facility
--------                      --------------------       ----------------
Redwood City, California      Executive offices, RD&E
                               and manufacturing (1)          196,798
Colorado Springs, Colorado   Manufacturing                    229,961
Chineham, England            Sales and service (2)              7,184
Tokyo, Japan                 Sales and service (2)              3,886
Sulzbach, Germany            Sales and service (2)             13,530
-------------------

(1) The majority of this property (186,440 square feet) is leased under a ten year lease entered into in connection with the January 1996 sale of this property. The remainder (10,358 square feet) is leased on a short term basis.

(2) These facilities are leased under leases that expire at various times through 2000.

         In addition to the properties and leased facilities listed above, Ampex leases office space and warehouse facilities from time to time at various domestic and foreign locations. In addition, the Company has outstanding lease obligations with respect to various facilities whose functions were terminated in connection with the Company's prior period restructuring of its business operations. The Company is subleasing portions of these facilities pending termination of the underlying leases.

         On January 25, 1996, the Company completed the sale of its real property in Redwood City, California. All of the functions that were located at the Redwood City site have been relocated to portions of the facility that have been leased back from the purchaser under two separate leases. One lease covers approximately 132,150 square feet in buildings leased for a term of 10 to 13 years. The second lease covers a 54,290 square foot building occupied on an interim basis under similar terms, but the lease contains a provision allowing a move to a new 60,000 square foot building to be constructed on the property by the purchaser. The Company has a one-time option to terminate each of these two leases after five years. At the time of the sale, the Company entered into a lease for the new building for a term of 8 to 10 years. This lease contains a provision allowing the Company to cancel its obligations under the lease prior to the beginning of construction of the new building. The new building is not expected to be completed for 2 to 5 years after the date of sale.

         In May 1996, the Company sold a portion of its property, amounting to 77,000 square feet of facilities and associated property, in Colorado Springs, Colorado. The Company conducts its Colorado operations in the remaining 229,961 square foot portion of the Colorado Springs property that was retained.

         The Company believes that its current facilities, including machinery and equipment, are generally in good condition, well-maintained and suitable for their intended uses, and that its facilities have, and will continue to have, adequate capacity to accommodate the Company's present needs and business growth for its present products in the foreseeable future. However, the Company does not presently have any manufacturing facilities that would be suitable for manufacturing any products that may result from the Company's keepered media research and development program. See "Business -- Keepered Media Development Program."


                                      -16-
C/M: 11115.0000 428474.10

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its businesses. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows. See also "Environmental Regulation and Proceedings" and Note 11 of Notes to Consolidated Financial Statements.

         On September 22, 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. in the U.S. District Court for the District of Delaware, alleging patent infringement and breach of a license agreement in connection with the manufacturing of VHS video recorders and television receivers. The Company is seeking damages and injunctive relief. In response to the Company's lawsuit, on December 12, 1995, Mitsubishi filed a lawsuit against Ampex in the U.S. District Court for the Central District of California, alleging patent infringement and seeking unspecified damages and injunctive relief. Trial of the Mitsubishi lawsuit commenced in March 1997 and trial of the Company's lawsuit is expected to commence shortly thereafter unless a negotiated settlement is reached. See also "Business -- Patents, Licenses and Trademarks."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages are as follows:

     Name                      Age      Position
     ----                      ---       --------
     Edward J. Bramson         46       Chairman and Chief Executive Officer
     Craig L. McKibben         46       Vice President,Chief Financial Officer and Treasurer
     Robert L. Atchison        59       Vice President
     Richard J. Jacquet        57       Vice President
     Joel D. Talcott           55       Vice President and Secretary

         Each of the executive officers of the Company serves in such capacity at the discretion of the Board.

         Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been Chief Executive Officer of the Company. He is also Chairman and Chief Executive Officer of Sherborne Holdings Incorporated and Sherborne & Company Incorporated, and is a limited partner of Newhill Partners, L.P. These entities, which are private investment holding companies, may be deemed to be affiliates of the Company. Mr. Bramson is also a director of Buffalo Color Corporation, a specialty chemicals manufacturer, and of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976.

         Craig L. McKibben is Vice President, Treasurer, Chief Financial Officer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand, independent public accountants. He is also Chairman, President and Chief Executive Officer of Lanesborough Corporation (which is the parent of Buffalo Color Corporation) and Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated.

          Robert L. Atchison is Vice President of the Company. Since January 1994, he has been responsible for all operating activities of the Company, and recently assumed responsibility for certain of the Company's sales and marketing activities. From April 1991 to January 1994, he was responsible for engineering and operations for the Company. Mr. Atchison also serves as President and a director of Ampex Data Systems

                                      -17-
C/M: 11115.0000 428474.10

Corporation, a wholly owned subsidiary of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

         Richard J. Jacquet is Vice President of the Company. Since January 1994, he has been responsible for all administrative functions of the Company. From 1989 to January 1994, he was responsible for personnel and human resources matters for the Company. Mr. Jacquet has been associated with the Company since 1988, serving as Director of Human Resources prior to his appointment in 1989 as Vice President.

         Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for the Company's patent licensing activities (having served as Patent Counsel from 1981 to 1987), and has supervisory responsibility for investor relations and corporate communications functions. Mr. Talcott is an officer and director of Ampex Data Systems Corporation, a wholly-owned subsidiary of the Company.



                                      -18-
C/M: 11115.0000 428474.10

                                     PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         (a) The following table sets forth the high and low prices for the Company's Class A Common Stock for each quarter during fiscal 1995 and 1996. Prices for 1995 represent high and low quarterly bids on the NASD OTC Bulletin Board as reported by the National Quotation Bureau. Prices for the fourth quarter of 1995 represent the highest and lowest daily prices for the quarter on the NASD OTC Bulletin Board as reported by on-line stock price quotation services. OTC Bulletin Board prices are interdealer prices and may not represent actual transactions. Since January 16, 1996, the Class A Common Stock has been traded on the American Stock Exchange under the symbol "AXC."

         The trading price of the Company's Class A Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including quarterly variations in operating results, analysts' estimates, the Company's keepered media development program, announcements of new product introductions by the Company or its competitors and general economic or market conditions. In addition, the stock market in general and technology companies in particular have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many technology companies for reasons that often are unrelated or disproportionate to operating performance.

         Fiscal Year                 High                       Low
         -----------                 ----                       ---
         1995
         First Quarter               $2.06                     $0.50
         Second Quarter               2.63                      0.75
         Third Quarter                4.75                      1.25
         Fourth Quarter               4.50                      2.88

         1996
         First Quarter                7.06                      3.63
         Second Quarter              15.75                      5.38
         Third Quarter                9.50                      5.13
         Fourth Quarter              11.38                      6.25

         As of January 31, 1997, there were 826 holders of record of the Company's Class A Common Stock and no holders of Class C Common Stock.

         The Company has not declared any dividends on its Common Stock since its incorporation in 1992 and has no present intention of paying dividends. The Company currently intends to retain any earnings to support the development of its business. The Company's ability to pay dividends is restricted by certain contractual agreements (which generally limit dividends to no more than $500,000 per year), as well as by the terms of its outstanding redeemable preferred stock. In addition, the Company's working capital financing subsidiary is restricted in its ability to pay dividends or make other cash transfers to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 9 and 12 of Notes to Consolidated Financial Statements.

         (b) The following sets forth information as to securities sold by the Company during the past three years which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         On October 23, 1996, the Company issued 400,000 shares of Class A Stock to SH Securities Co. LLC ("SH LLC"), a limited liability company controlled by Edward J. Bramson, chief executive officer of the Company. The shares were sold for an aggregate price of $2,750,000, of which $550,000 was paid in cash and

                                      -19-
C/M: 11115.0000 428474.10
the balance by a promissory note issued by SH LLC. All such shares have been pledged to the Company as security for the promissory note issued by SH LLC. The purchaser represented that the acquisition of such securities was made for investment and not with a view to resale or other distribution absent registration under the Securities Act or the availability of an exemption therefrom. The transaction was exempt from registration under the Securities Act by reason of Section 4(2) thereof as a transaction by an issuer not involving any public offering.

         Information as to additional sales of unregistered securities by the Company during the past three years is contained in Item 15 of Amendment No. 2 to Registration Statement on Form S-1 of the Company (File No. 33-91312) filed with the Securities and Exchange Commission and is incorporated herein by reference. All such sales were made to affiliates of the Company or to institutional investors who represented that the acquisition of such securities was made for investment and not with a view to resale or other distribution absent registration under the Securities Act or the availability of an exemption therefrom. The transactions were exempt from registration under the Securities Act by reason of Section 4(2) thereof as transactions by an issuer not involving any public offering.


                                      -20-
C/M: 11115.0000 428474.10

ITEM 6.      SELECTED FINANCIAL DATA

     The financial data required by Item 6 is included immediately following
Item 14 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Product Groups

         The Company has three principal product groups: computer mass data storage products and instrumentation recorders (including its DST tape drives and robotic library systems, its DIS and DCRsi instrumentation products, and related tape and after-market equipment); professional video recording products (primarily its DCT video recorders and image processing systems and related tape products); and other products (consisting principally of television after-market equipment). No other class of similar products accounted for more than 10% of net sales during the comparison periods discussed below. During the past three years, the Company has focused its efforts on high-performance digital data storage and delivery systems for the emerging commercial mass data storage market, and has discontinued many older products and businesses. The Company operates in one industry segment for financial reporting purposes: the design, development, production and distribution of high-speed, high-capacity magnetic recording products and systems.

Results of Operations for the Three Years Ended December 31, 1996

         Net Sales. Net sales increased slightly to $96.5 million in 1996 from $95.7 million in 1995 compared to $127.2 million in 1994. During 1996, sales of the Company's 19 millimeter tape-based mass data storage and instrumentation products increased significantly from sales levels realized in 1995, offsetting the decline in sales of its professional video recording products and other products. The decline in net sales from 1994 to 1995 resulted primarily from product eliminations and market withdrawals in connection with the restructuring of the Company's business operations (as illustrated in the table below), as well as the discontinuance of OEM sales of DST products. Net sales in recent years have also been impacted by the closing of several international sales offices as part of the Company's restructuring activities. Sales to foreign customers (including U.S. export sales) declined to $32.9 million in 1996 (34.1% of net sales), from $34.0 million in 1995 (35.6% of net sales), and $47.7 million in 1994 (37.5% of net sales).

         During the three years ended December 31, 1996, sales backlog has declined from $19.1 million in 1994, to $13.8 million in 1995 and to $3.4 million in 1996. Accordingly, future periods net sales will be increasingly dependent upon current order activity. In addition, future results may be impacted by declines in government procurement of instrumentation products and the effects of the Company's recent consolidation of its manufacturing facilities. Accordingly, there can be no assurance that quarterly sales levels in fiscal 1997 will attain levels realized during the comparable quarters of fiscal 1996.

         The following table shows sales of the Company's continuing products for the past three years. Sales of products that have been discontinued (consisting primarily of older video recording equipment, related after- market products and computer systems products) are shown separately.

                                      -21-
C/M: 11115.0000 428474.10

                                Net Sales
                              (in millions)
                              1996        1995        1994
                              ----        ----        ----
Mass data storage/
instrumentation               $71.6       $65.6      $66.8

Professional video              9.9        10.6       13.3

Other products                 15.0        18.9       21.6
                               ----        ----       ----

Total continuing products      96.5        95.1      101.7

Total discontinued products     -           0.6       25.5
                               ----        ----       ----

TOTAL NET SALES                $96.5      $95.7      $127.2


         Mass Data Storage Products and Instrumentation Recorders. Sales of data storage products and instrumentation products and related after-market products experienced a 9.1% increase from 1995 to 1996 and a slight decline from 1994 to 1995. The 1996 results reflect significant increases in sales of 19 millimeter data storage products, reflecting the introduction of DIS instrumentation versions of DST products and a high level of sales to customers in the oil and gas industry in the first quarter of fiscal 1996, partially offset by declines in sales of DCRsi instrumentation recorders. See "Business -- Distribution and Customers," above.

         Substantially all of the Company's sales of its first-generation DST products were made in the first half of 1994 to a major OEM customer pursuant to a non-recurring contract. These sales accounted for 78% of total DST product sales in 1994. When the Company announced its new line of lower-priced DST tape drives and robotic libraries in July 1994, its OEM arrangements were terminated and the Company began to expand its DST direct marketing activities.

         As previously disclosed in order for DST product sales to increase significantly, the Company believes that it will be necessary for the products to gain broader acceptance in commercial markets, in addition to the specialized technical markets from which most of the Company's revenue from 19 millimeter products is currently derived. See "Markets -- Mass Data Storage Products and Instrumentation Recorders," above.

         In the fourth quarter of 1996, the Company announced a new version of its 19 millimeter mass data storage products that will double the amount of data that can be stored on a single cartridge. Although the availability of this new version is intended to enhance the Company's competitive position, it could cause a decline in sales of the Company's existing 19 millimeter products.

         A significant portion of instrumentation product sales reflect purchases by the federal government. Direct and indirect sales to U.S. government agencies amounted to $17.4 million, $14.0 million and $27.2 million in 1996, 1995 and 1994, respectively, representing 18.0%, 14.7% and 21.4% of net sales in those years. While sales to government agencies have historically consisted primarily of instrumentation recorders, the Company has recently experienced an increase in sales of data storage products to these customers. Sales to government agencies fluctuate as a result of changes in government spending programs (including defense programs), and may also be impacted by pending budget discussions in Congress. The Company is unable to forecast the extent to which sales may be adversely affected in future periods by these factors. See also "Business -- Distribution and Customers" and "Business -- Markets -- Mass Data Storage Products and Instrumentation Recorders," above.

         Professional Video Recording Products. The Company has streamlined its video product line to concentrate on products that utilize the Company's proprietary digital compression and image processing technology. Most of the declines in 1994 and 1995 resulted from the discontinuation of older analog products.

                                      -22-
C/M: 11115.0000 428474.10

Sales of the Company's DCT digital products have also declined during the past three years, as the Company has closed certain domestic and international sales offices as part of its restructuring. The reduced distribution network for the Company's video products is expected to have a continuing negative impact on sales of these products. However, DCT products accounted for 100% of video product sales in 1996, compared to 95% in 1995 and 66% in 1994. In future periods, the Company expects that its sales of professional video recording products will consist almost exclusively of DCT video recorders and image processing systems.

         Other Products. Net sales from all other products (consisting primarily of television after-market products) have decreased significantly as the Company has narrowed its professional television product line. Sales of other products, such as turnkey studio facilities, mobile vans, computer core memory products, ceramic materials and refurbished equipment accepted as trade-ins on new equipment sales, were essentially eliminated by the end of 1995. The Company expects that in the future, sales of all other products will consist almost exclusively of television after-market equipment relating to television products that the Company now manufactures, or that it manufactured in prior periods and continues to support.

          Gross Profit. Gross profit as a percentage of net sales was 45.7% in 1996 and 45.9% in 1995, which represents a significant improvement from 39.1% in 1994. The improved gross margins reflect the effects of the Company's restructuring activities, which have reduced fixed manufacturing and administrative costs, as well as an improved sales mix of newer, higher margin products. If sales of the Company's relatively high- margin instrumentation recorders are adversely affected by pressure on government agencies to reduce spending, gross margins in future periods could be adversely affected.

          Selling and Administrative Expenses. Selling and administrative expenses increased to $27.1 million in 1996 from $22.6 million in 1995 and $24.3 million in 1994, representing an increase of 19.7% from 1995 to 1996 and a decrease of 6.8% from 1994 to 1995. The 1996 increase of $4.5 million was entirely related to the ongoing patent infringement litigation with a foreign consumer products manufacturer. The Company did not incur any patent infringement litigation costs during 1995 or 1994. The Company expects to continue to incur litigation costs during the first half of 1997 at similar levels to those incurred in the last half of 1996. See "Legal Proceedings" above. The Company anticipates that beginning in 1997, it should begin to realize savings in facilities operating costs from levels incurred in 1996 as a result of relocating its Redwood City, California operations into smaller facilities. However, a variety of unanticipated events (such as property tax increases, uninsured property damage losses, unexpected maintenance problems or other occurrences) could reduce or eliminate anticipated cost savings.

         Research, Development and Engineering Expenses. Research, development and engineering expenses were $15.9 million in 1996 compared to $15.6 million in 1995 and $18.8 million in 1994. These expenses represented 16.5%, 16.3% and 14.8% of net sales in 1996, 1995 and 1994, respectively. The Company does not capitalize any material amounts of RD&E expenditures. The majority of RD&E expenses in 1995 and 1994 were used to enhance the price/performance levels of the Company's mass storage products, as well as to integrate the Company's mass storage systems with various computer manufacturers' servers, workstations and other computer systems. Since the second half of 1994, the Company has also been investing in the development of its keepered media technology. See "Business -- Research, Development and Engineering," above. The Company is committed to investing in research, development and engineering programs at levels that can be supported by current levels of sales, and the Company currently anticipates that such expenses in 1997 may increase over 1996 levels as a percentage of net sales. See "Business -- Research, Development and Engineering," above and Note 3 of Notes to Consolidated Financial Statements.

         Royalty Income. Royalty income was $10.5 million in 1996 compared to $15.0 million in 1995 and $7.4 million in 1994. Ampex records patent royalties when income is earned and receipt is assured. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. During this period a growing portion of royalty income related to 8mm video recorders and camcorders.

                                      -23-
C/M: 11115.0000 428474.10

          Approximately $2.0 million of 1996 royalty income was non-recurring royalties resulting from negotiated settlements related to prior sales of products by licensees. This compares to $10.5 million and $5.1 million of non-recurring royalty income in 1995 and 1994, respectively. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict, such as the extent of use of the Company's patented technology by third parties, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. During the fourth quarter of 1995, the Company initiated a lawsuit against a major foreign manufacturer of VHS video recorders and television receivers in which the Company alleges patent infringement. See "Legal Proceedings," above. If additional lawsuits are brought against other manufacturers, litigation costs will increase. The Company is also attempting to negotiate license agreements with additional manufacturers of 8mm camcorders. However, there can be no assurance that such licensing efforts (including any litigation that may be required) will be successful. See "Business -- Patents, Licenses and Trademarks," above.

         Restructuring Charges (Credits). The restructuring charges recorded in earlier years included accruals for severance costs, estimated vacated lease obligations including termination costs and the closure of certain foreign subsidiaries. During 1996 and 1995 the Company entered into transactions that reduced its anticipated obligations under several vacated leases. In addition, certain expenses related to the closure of foreign subsidiaries were less than originally anticipated. These factors resulted in restructuring credits of $0.5 million and $2.5 million during 1996 and 1995, respectively. As of December 31, 1996, the Company had a remaining balance of $7.6 million of accrued restructuring costs. The Company will continue to evaluate the amount of accrued restructuring costs on a quarterly basis, and the Company may make additional adjustments in future periods if it determines that its actual obligations will differ significantly from the amounts accrued.

          Operating Income. The Company generated operating income of $12.0 million in 1996, $23.1 million in 1995 and $14.0 million in 1994. Operating income was 12.5% of net sales in 1996, 24.2% of net sales in 1995 and 11.0% of net sales in 1994. Non-recurring royalty income was $2.0 million, $10.5 million and $5.1 million in 1996, 1995 and 1994, respectively. Selling and administrative expenses for 1996 includes $4.9 million related to patent infringement litigation costs. Restructuring charges (credits) were ($0.5) million in 1996 compared to ($2.5) million in 1995. Excluding the above items, operating income would have been $14.4 million, $10.1 million and $8.9 million for 1996, 1995 and 1994, respectively. This year-over-year improvement in operating income, as adjusted, reflects the effects on gross profit of the Company's restructuring activities, its improved sales mix of products and continued controls on recurring selling and administrative expenses.

          Interest Expense. Interest expense was $0.8 million in 1996 compared to $3.8 million in 1995 and $8.3 million in 1994. The decreases from 1994 to 1995 resulted primarily from the April 1994 exchange of 14% senior discount notes, issued in 1992, for cumulative convertible preferred stock. See Note 9 of Notes to Consolidated Financial Statements. The decrease from 1995 to 1996 resulted primarily from the conversion of the 8% zero-coupon notes with a principal amount at maturity of $27.4 million into approximately 8.5 million shares of Common Stock during the first quarter of 1996. In January 1996, the mortgage on the real property in Redwood City, California was repaid from the cash proceeds of the sale. See Note 9 of Notes to Consolidated Financial Statements.

          Amortization of Debt Finance Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Due to the conversion of the zero-coupon notes and the retirement of the mortgage in 1996, all remaining deferred financing costs were written off during 1996.

         Interest Income. Interest income increased significantly to $3.3 million in 1996 from $1.1 million in 1995 and $0.7 million in 1994. Higher cash balances and imputed interest on the notes received in connection with the sale of the Company's Redwood City, California property in January 1996 resulted in the increase in 1996. See "Properties," above, and Note 7 of Notes to Consolidated Financial Statements. The slight increase from 1994 to 1995 is a result of higher cash balances and higher interest rates.


                                      -24-
C/M: 11115.0000 428474.10

         Other (Income) Expense, Net. In 1996, other income (expense), net included a gain of $0.9 million on the sale of the smaller of its two manufacturing facilities in Colorado Springs, Colorado offset by moving- related expenditures of $0.9 million. In 1994, other (income) expense, net, included a gain of $7.3 million resulting from the Company's termination of health care benefits for retirees, as well as gains from the sale of certain real property and other assets in connection with the Company's restructuring activities. For 1995, other (income) expense, net, consisted primarily of foreign currency transaction gains and losses resulting from the Company's foreign operations.

         Provision for Income Taxes. As a result of timing differences in December 31, 1995 and December 31, 1994, the Company was not required to include any provision for U.S. federal tax liabilities in 1995 or 1994. In 1996, the Company was required to set up a provision for Alternative Minimum Tax (AMT) of $0.2 million due to the utilization of net operating loss carryforwards to offset the gain on the sale of the Redwood City, California real property. At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of $95.3 million expiring in the years 2005 through 2009. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company is limited in the amount of net operating loss carryforwards that are available to offset consolidated federal income tax liabilities of the Company. See Note 19 of Notes to Consolidated Financial Statements. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic interest and amortization expenses and operating losses, if any, are not deductible in computing such foreign taxes. The provisions for income taxes in 1996, 1995 and 1994 consist primarily of foreign income taxes and withholding taxes on royalty income.

         Gain of Business Held for Disposition. In November 1995, the Company completed the disposition of its Media subsidiaries, which had been accounted for as a business held for disposition since the quarter ended June 30, 1993. The sale did not result in the receipt of any cash proceeds by the Company and the non-recurring gain of $43.9 million in 1995 represented the elimination of net liabilities of Media, less taxes and other costs. See Note 2 of Notes to Consolidated Financial Statements.

         Net Income. The Company reported net income of $12.7 million in 1996, $63.3 million in 1995 and $15.5 million in 1994. Net income benefited from the non-recurring gain of $43.9 million on the sale of Media in 1995, and from the factors discussed above in Operating Income.

Liquidity and Capital Resources

         Cash Flow. At December 31, 1996, the Company had cash and short-term investments of $30.7 million, up significantly from $19.7 million at December 31, 1995. Working capital improved to $39.2 million at December 31, 1996, from $10.7 million at December 31, 1995. The improvement in cash and working capital was primarily due to proceeds received from the sale of portions of its Redwood City, California and Colorado Springs, Colorado facilities. See Note 7 to the Company's Consolidated Financial Statements. The Company's operating activities used cash of $6.1 million during 1996, and generated cash of $2.9 million in 1995. The decline in operating cash flow for the year ended December 31, 1996, was primarily attributable to the factors discussed above in "Net Income," to other moving-related expenditures of $6.9 million, and to a net increase in inventories resulting from the implementation of the Company's previously announced strategy to increase inventories in anticipation of increased DST product sales. While the Company began shipping its DST 810 library system in the fourth quarter of 1996, it presently has no material backlog of orders for this product. The increased investment in inventories, particularly with respect to its DST 810 product, which has limited sales history, may expose the Company to an increased risk of inventory write-offs. Cash flows from investing activities and financing activities for 1996 reflect the Company's sale of real estate in Colorado and California.

         The Company has available a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million through May 1998, based on eligible accounts receivable. At December 31, 1996, the

                                      -25-
C/M: 11115.0000 428474.10

Company had no material borrowings outstanding and had letters of credit issued against the facility totaling $1.5 million.

          Financing Transactions. In January 1996, the Company repaid the balance of the $7.4 million mortgage loan on the Redwood City property from a portion of the cash proceeds of the sale. Also, during 1996, the Company's convertible notes with an aggregate face amount at maturity of $27.4 million were converted into approximately 8.5 million shares of Common Stock, and warrants to purchase approximately 1.7 million shares were exercised. In December 1997, the Company is scheduled to redeem the outstanding Noncumulative Preferred Stock out of funds legally available therefor (generally, the excess of the value of assets over liabilities). In certain instances the Company may redeem the Noncumulative Preferred Stock by issuing common stock at 90% of fair market value. As of December 31, 1996, the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock. In the event the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full on the redemption date, the Company would remain obligated to redeem such shares from time to time thereafter to the extent funds become legally available for redemption, and would generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full. See Note 12 of Notes to Consolidated Financial Statements. There can be no assurance that the Company will have adequate liquidity or have funds legally available to redeem the Noncumulative Preferred Stock on the redemption date or in the future. Although the Company has no current plans for redemption of the Noncumulative Preferred Stock prior to maturity, it will continue to evaluate this possibility in light of market conditions, its liquidity and other factors. Any such redemption could include issuance of additional debt or equity securities or other actions that might result in dilution of current stockholders' equity interests in the Company.

         In the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of common stock which may be offered from time to time by the Company, the proceeds of which would be used for general corporate purposes, including, if required, the acquisition of specialized production and test equipment for use in the Company's keepered media development program. See "Keepered Media Development Program." The sale of common stock covered by the shelf registration statement could adversely affect the market price for the common stock, and would dilute current stockholders' interests by approximately 2.5% if all such shares were to be issued.


                                      -26-
C/M: 11115.0000 428474.10

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 and the financial statement schedules required by Item 14(d) are included following Item 14 hereof. The supplementary data called for by Item 8 is not applicable to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement").

         Information regarding executive officers is included in Part I hereof as Item 4A and is incorporated by reference into this Item 10.

ITEM 11.     EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Documents Filed with this Report

             1.       Financial Statements (see Item 8 above)
                      Ampex Corporation Consolidated Financial Statements as of December 31, 1996, 1995 and 1994 and for each of the three years in the period ended December 31, 1996

             2.       Financial Statement Schedules (see Item 8 above)
Schedule II Valuation and Qualifying Accounts

             3.       Exhibits


                                      -27-
C/M: 11115.0000 428474.10

Exhibit
Number            Description
-------           -----------

   2.1 Purchase and Sale Agreement dated as of November 29, 1995, between the Company, as seller, and The Martin Group of Companies, as buyer, relating to the Company's real property in Redwood City, California, and First Amendment to Purchase and Sale Agreement dated January 19, 1996 (filed as Exhibit
                  2.01 to the Company's Form 8-K dated January 25, 1996 (the "January 1996 8-K") and incorporated herein by reference)

   2.2 Secured Purchase Money Promissory Note in the face amount of $6.5 million, and Secured Purchase Money Promissory Note (Phase 2 Land) in the face amount of $11.0 million, each dated January 24, 1996, made by Martin/Campus Associates, L.P., and payable to the Company (filed as Exhibit 2.02 to the January 1996 8-K and incorporated herein by reference)

   2.3 Stock Purchase Agreement dated as of November 10, 1995, among the Company, Quantegy Acquisition Corp., Ampex Media Holdings Incorporated, Ampex Media Corporation and Ampex Recording Media Corporation (filed as Exhibit 10.1 to the Company's Form 8-K dated November 13, 1995 and incorporated herein by reference)

   3.1 Restated Certificate of Incorporation of the Company dated June 1, 1993 (filed as Exhibit 4.01 to the Company's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference); Certificate of Amendment of Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on April 22, 1994 (filed as
                  Exhibit 3.2 to the Company's Form 8-K filed on May 2, 1994 (the "May 1994 8-K") and incorporated herein by reference); and Certificate of Amendment of Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on April 20, 1995 (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter 1995 10-Q") and incorporated herein by reference)

   3.2 Certificate of Ownership and Merger of Ampex Video Systems Corporation and Ampex Recording Systems Corporation into Ampex Systems Corporation (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 10-Q") and incorporated herein by reference)

   3.3 Certificate of Ownership and Merger of Ampex Systems Corporation into the Company (filed as Exhibit 3.1 to the May 1994 8-K and incorporated herein by reference)

   3.4 Certificate of Designations, Preferences and Rights of the Company's 8% Noncumulative Preferred Stock (filed as Exhibit
                  3.1 to the Company's Form 8-K filed on February 24, 1995 (the "February 1995 8-K") and incorporated herein by reference)

   3.5             By-Laws of the Company, as amended through April 20, 1995
                  (filed as Exhibit 4.2 to the First Quarter 1995 10-Q and incorporated herein by reference)

   4.1             Form of Class A Common Stock Certificate (filed as Exhibit
                   4.4 to the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (File No. 33-91312) (the "1996 Form S-3") and incorporated herein by reference)

   4.2             Form of Class C Common Stock Certificate (filed as Exhibit
                   4.5 to the Form S-3 and incorporated herein by reference)

   4.3 Form of 8% Noncumulative Preferred Stock Certificate (filed as Exhibit 4.6 to the Form S-3 and incorporated herein by reference)

                                      -28-
C/M: 11115.0000 428474.10

    4.4 Exchange Agreement for 8% Noncumulative Preferred Stock and Common Stock, dated as of February 14, 1995, among the Company and the Initial Holders named therein (filed as Exhibit 4.1 to the February 1995 8-K and incorporated herein by reference)

    4.5 Exchange Agreement for 8% Step-Up Rate Cumulative Convertible Preferred Stock, Warrants and Common Stock, dated as of April 22, 1994, among the Company and the Initial Holders named therein (filed as Exhibit 4.1 to the May 1994 8-K and incorporated herein by reference)

    4.6 Exchange Agreement for Zero-Coupon Convertible Notes, Warrants and Common Stock, dated as of April 22, 1994, among the Company and the Initial Holders named therein (filed as Exhibit 4.2 to the May 1994 8-K and incorporated herein by reference)

    4.11 Registration Rights Agreement for Notes dated as of April 22, 1994 among the Company and the Initial Holders named therein (filed as Exhibit 4.6 to the May 1994 8-K and incorporated herein by reference)

    4.13 Registration Rights Agreement for 8% Noncumulative Preferred Stock dated as of February 14, 1995 among the Company and the Initial Holders named therein (filed as Exhibit 4.2 to the February 1995 8-K and incorporated herein by reference)

    4.14 Registration Rights Agreement for Shares dated as of February 14, 1995 among the Company and the Initial Holders named therein (filed as Exhibit 4.3 to the February 1995 8-K and incorporated herein by reference)

    4.15 Stock Purchase Agreement, dated February 10, 1995, between the Company and Edward J. Bramson, and related promissory note issued to the Company by Sherborne Investments Corporation (each filed as an Exhibit to Amendment No. 6 to
                   Schedule 13D, filed on February 23, 1995 by Edward J. Bramson and the other filing parties named therein, and incorporated herein by reference)

    4.16 Stock Subscription and Debt Exchange Agreement dated as of January 25, 1993 between the Company and Sherborne Group Incorporated, and Registration Rights Agreement dated as of January 25, 1993 between the Company and Sherborne Group Incorporated, executed in counterpart by Sherborne Holdings Incorporated (each filed as an Exhibit to Amendment No. 1 to
                   Schedule 13D, filed on February 3, 1993 by Sherborne Group Incorporated, Sherborne Holdings Incorporated and the other filing parties named therein, and incorporated herein by reference)

    4.17 Letter Agreement between the Company and Sherborne Group Incorporated, dated December 22, 1993, providing for the issuance of shares of Class A Common Stock to Sherborne Group Incorporated in exchange for cancellation of debt (filed as Exhibit 4.24 to the Company's Form 10-K for fiscal 1993 (the "1993 10-K") and incorporated herein by reference)

    4.18 Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 10-K and incorporated herein by reference)

    10.1 Tax Indemnification Agreement dated as of July 24, 1992 among Sherborne Group Incorporated, NH Holding Incorporated, the Company and certain affiliates and former

                                      -29-
C/M: 11115.0000 428474.10
                  affiliates of the Company (filed as Exhibit 10.11 to the Company's Form 10-Q for the quarter ended September 30, 1992 (the "Third Quarter 1992 10-Q") and incorporated herein by reference)

    10.2 Ampex Corporation 1992 Stock Incentive Plan and related documents, as amended through August 22, 1996 (filed as Exhibit 4.03 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-05623) and incorporated herein by reference)

    10.3 Ampex Systems Corporation Savings Plan (1993 Restatement) (filed as Exhibit 10.13 to the 1993 10-K and incorporated herein by reference)

    10.4 First and Second Amendments to the Ampex Corporation Savings Plan, dated November 29, 1994 and December 22, 1994, respectively (amending the plan identified in Exhibit 10.3 above) (filed as Exhibit 4 to the 1994 10-K and incorporated herein by reference)

    10.5 Third and Fourth Amendments to the Ampex Corporation Savings Plan, dated August 4, 1995 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995 (the "Second Quarter 1995 10-Q") and incorporated herein by reference)

    10.6 Ampex Systems Corporation Employees' Retirement Plan, effective generally as of January 1, 1990 (filed as Exhibit
                   10.5 to the 1994 10-K and incorporated herein by reference) and an amendment thereto effective as of February 1, 1994 (filed as Exhibit 10.14 to the 1993 10-K and incorporated herein by reference)

    10.7 Amendment No. 2 the Ampex Corporation Employees' Retirement Plan, dated November 29, 1994 (amending the plan identified in Exhibit 10.6 above) (filed as Exhibit 10.6 to the 1994 10-K and incorporated herein by reference)

    10.8 Third Amendment to the Ampex Corporation Employees' Retirement Plan, dated August 4, 1995 (filed as Exhibit 10.2 to the Second Quarter 1995 10-Q and incorporated herein by reference) and Fourth Amendment to the Ampex Corporation Employees' Retirement Plan, dated February 27, 1996 (filed as
                   Exhibit 10.8 to the Company's Form 10-K for fiscal 1995 (the "1995 10-K") and incorporated herein by reference)

    10.9 Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (filed No. 33-47660) and incorporated herein by reference)

    10.10 Ampex Corporation Retiree & Disabled Retiree Medical Care Plan, as amended and restated effective April 22, 1994 (filed as Exhibit 10.8 to the 1994 10-K and incorporated herein by reference)

    10.11 Form of Indemnification Agreement entered into between the Company and directors Bramson, McKibben, Slusser and Stoltzfus (filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended June 30, 1993 (the "Second Quarter 1993 10-Q") and incorporated herein by reference)

    10.12 Office Sharing Agreement and Assignment and Assumption of Lease, each dated as of July 24, 1992 and each between the Company and Sherborne Group Incorporated (filed as Exhibit
                   10.20 to the Third Quarter 1992 10-Q and incorporated herein by reference), and related Sublease dated October 4, 1993 and Letter Agreement dated October 28, 1993 (filed as Exhibit
                   10.20 to the 1993 10-K and incorporated herein by reference)

                                      -30-
C/M: 11115.0000 428474.10

    10.13* Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated May 5, 1994 (filed as Exhibit 10.2 to the First Quarter 1994 10-Q and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996 (filed as Exhibit 10.2 to Second Quarter 1996 10-Q and incorporated herein by reference) and third Amendment Agreement, dated December 26, 1996

    10.14 Form of Employment Security Letter entered into between the Company and Messrs. Atchison, McKibben, Jacquet and Talcott (executive officers of the Company), dated May 19, 1993, with addendum dated June 10, 1993 (filed as Exhibit 10.32 to the Second Quarter 1993 10-Q and incorporated herein by reference)

    10.15* Stock Purchase Agreement, dated October 22, 1996, between the Company and Edward J. Bramson

    10.17* Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 2.03 to the January 1996 8-K and incorporated herein by reference) as amended by amendment dated December 20, 1996.

    10.18 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 54,290 square feet of premises located on Bay Road in Redwood City, California (filed as
                   Exhibit 2.04 to the January 1996 8-K and incorporated herein by reference)

    10.19 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 359,218 square feet of premises located on Bay Road and Broadway in Redwood City, California (filed as Exhibit 2.05 to the January 1996 8-K and incorporated herein by reference)

    10.20 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California (filed as
                   Exhibit 2.06 to the January 1996 8-K and incorporated herein by reference)

    10.21 Trademark License Agreement dated May 31, 1990, by and between Ampex Corporation (a predecessor of the Company) as licensor, and certain of the Media Subsidiaries as licensee, relating to the Ampex trademark; related Trademark License Agreement dated July 24, 1992, by and between Ampex Systems Corporation (a former subsidiary that was merged into the Company) certain of the Media Subsidiaries; Amendment No. 1 to Trademark License Agreement dated March 23, 1993; Amended and Restated Trademark License Agreement dated June 22, 1993; and First Amendment to Amended and Restated Trademark License Agreement dated November 10, 1995 (filed as Exhibit 10.2 to 1995 10-K and incorporated herein by reference)

    10.22 Joint Settlement Agreement by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated November 22, 1994 (filed as
                   Exhibit 10.2 to 1995 10-K and incorporated herein by reference)

    10.23 Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated

                                      -31-
C/M: 11115.0000 428474.10

                  December 1, 1994 (effective November 22, 1994) (filed as
                  Exhibit 10.2 to 1995 10-K and incorporated herein by reference)

    10.24 Real Estate Purchase Agreement dated as of April 16, 1996, between U.S. Filter/Ionpure Inc. and the Company, together with amendments thereto dated as of April 29, 1996 and May 3, 1996, relating to the sale of the Company's Colorado Springs, Colorado facility (filed as Exhibit 10.1 to Second Quarter 1996 10-Q and incorporated herein by reference)

    11.1*          Statement re Computation of Per Share Earnings

    21.1*          Subsidiaries of the Company

    23.1*          Consent of Independent Accountants

    25.1* Power of Attorney (included in the signature page of this Report)

    27.1*          Financial Data Schedule
-------------------
 * Filed herewith

         (b)      Reports on Form 8-K.
                  No reports on Form 8-K were filed by the Company during the last quarter of 1996.
         (c)      Exhibits. See Item 14(a)(3) above.
         (d)      Financial Statement Schedules. See Items 8 and 14(a)(2) above.


                                      -32-
C/M: 11115.0000 428474.10

                             SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data, which have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein. There have been no cash dividends declared for the periods presented. In November 1995, the Company completed the divestiture of its Media Subsidiaries, which had been accounted for as a business held for disposition since the second quarter of 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 2 of Notes to Consolidated Financial Statements and Note 1 to the table below.

Statement of Operations Data (1):

                                                                           Year Ended December 31,
                                     --------------------------------------------------------------------------
                                     1996             1995           1994               1993              1992
                                     ----             ----           ----               ----              ----
                                                  (in thousands, except per share and ratio data)

Net sales                             $96,485          $95,662       $127,212         $169,711          $237,791
Gross profit                           44,078           43,886         49,795           48,523            67,964
Selling and administrative             27,084           22,626         24,279           66,219            84,500
Restructuring charges (credits)         (453)          (2,480)            --           230,523             1,864
Income (loss) from continuing          14,395           19,407         15,542         (295,261)          (70,234)
operations
Net income (loss)                      12,741           63,293         15,542         (296,404)          (71,451)
Fully diluted income (loss) per          0.28             0.46           0.36           (16.67)            (4.56)
share from continuing operations
Fully diluted income (loss) per          0.28             1.39           0.36           (16.74)            (4.64)
share
Supplementary fully diluted              0.27             1.46           0.47               --                --
income per share (2) (3)



Balance Sheet Data (1)

                                                               At December 31,
                                     ----------------------------------------------------------------------------------------
                                       1996             1995              1994            1993              1992
                                       ----             ----              ----            ----              ----
                                                                 (in thousands)

Working capital                       $39,277         $  10,742        $  (3,960)       $ (41,429)        $ 35,543
Total assets                           84,492            88,651            87,459         129,446          530,978
Long-term debt                            914            31,585            30,805          90,641          225,807
Redeemable preferred stock             69,970            69,970            83,977            --               --
Total stockholders' equity            (86,360)         (127,357)         (195,240)        210,481)          81,064
(deficit)

     --------------------------
 (1) The statement of operations data for all periods presented have been reclassified to reflect the results of operations of Media as discontinued operations, with the sale of discontinued operations reflected in the statement of operations for 1995. The balance sheet data for 1992 have not been restated; however, the balance sheets for 1993 and 1994 reflect the assets and liabilities of Media as a single line item, "net liabilities of business held for disposition." This line item is inapplicable at December 31, 1996 and 1995 as the sale of Media was completed in November 1995.


                                      -33-
C/M: 11115.0000 428474.10

(2) Under an Exchange Agreement dated February 14, 1995, 89,192 shares of Convertible Preferred Stock, originally issued in April 1994, were exchanged for 69,970 shares of Noncumulative Preferred Stock and 11,006,713 shares of Common Stock. The supplementary income per share above indicates what the fully diluted income per share would have been, if this exchange had occurred when the Convertible Preferred Stock was initially issued. See
     Note 12 of Notes to Consolidated Financial Statements.

(3) The 1996 Supplementary column above indicates the fully diluted income per share as if the zero-coupon notes had been converted to Common Stock at the beginning of the year as opposed to the actual conversions through the period February 9, 1996 to April 1, 1996.



                                      -34-
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants........................................  F-2



Consolidated Balance Sheets

      As of December 31, 1996 and 1995.....................................  F-3



Consolidated Statements of Operations

      For Each of the Three Years in the Period Ended December 31, 1996....  F-4



Consolidated Statements of Cash Flows

      For Each of the Three Years in the Period Ended December 31, 1996....  F-5



Consolidated Statements of Stockholders' Deficit

      For Each of the Three Years in the Period Ended December 31, 1996..... F-6



Notes to Consolidated Financial Statements.................................  F-7




                                       F-1
C/M: 11115.0000 428474.10

                        REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors and Stockholders
Ampex Corporation



         We have audited the accompanying consolidated balance sheets of Ampex Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ampex Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

San Francisco, California
March 7, 1997




                                       F-2
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                  December 31,     December 31,
                                                                                      1996            1995
ASSETS
Current assets:
     Cash and cash equivalents                                                        $  13,410     $   6,765
     Short-term investments                                                              17,241        12,885
     Notes receivable                                                                     7,926             -
     Accounts receivable (net of allowances of $2,241 and $2,541)                        16,721        15,394
     Inventories                                                                         14,095        12,512
     Other current assets                                                                2,709          2,915
                                                                                     ----------     ---------
         Total current assets                                                            72,102        50,471

Property, plant and equipment                                                            10,059        37,759
Other assets                                                                             2,331            421
                                                                                     ----------    ----------
Total assets                                                                         $  84,492      $  88,651
                                                                                     ==========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable                                                                    $   1,075      $   2,246
     Accounts payable                                                                     7,148          9,745
     Income taxes payable                                                                   571          1,334
     Accrued restructuring costs                                                          2,002          2,464
     Other accrued liabilities                                                          22,029          23,940
                                                                                     ----------      ---------
         Total current liabilities                                                       32,825         39,729

Long-term debt                                                                              914         31,585
Other liabilities                                                                        60,233         65,080
Deferred income taxes                                                                     1,314          1,379
Accrued restructuring costs                                                              5,596           8,265
                                                                                      ---------      ---------
     Total liabilities                                                                 100,882         146,038
                                                                                      ---------      ---------

Commitments and contingencies (Note  11)

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
     Authorized: 69,970 shares 1996 and 1995
     Issued and outstanding - 69,970 shares 1996 and 1995                               69,970          69,970

Stockholders' deficit:
     Preferred stock, $1.00 par value:
         Authorized: 842,838 shares 1996 and 1995
         Issued and outstanding - none 1996 and 1995                                        -               -
     Common stock, $.01 par value:
         Class A:
              Authorized:  125,000,000 shares 1996 and 1995
              Issued and outstanding - 45,434,417 shares 1996; 32,309,662 shares 1995      454             323
         Class C:
              Authorized: 50,000,000 shares 1996 and 1995
              Issued and outstanding - none 1996; 2,107,807 shares 1995                      -              21
     Other additional capital                                                          382,042         355,172
     Note receivable from stockholder                                                   (3,979)         (2,053)
     Accumulated deficit                                                              (454,871)       (467,612)
     Cumulative translation adjustments                                                    526             445
     Minimum pension liability adjustment                                              (10,532)        (13,653)
                                                                                      ----------     ----------
         Total stockholders' deficit                                                   (86,360)       (127,357)
                                                                                      ----------      ----------
         Total liabilities and stockholders' deficit                                  $  84,492      $  88,651
                                                                                      ==========      =========






        The accompanying notes are an integral part of the consolidated financial statements.

                                       F-3
C/M: 11115.0000 428474.10

                                                   AMPEX CORPORATION
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                           (in thousands, except share data)


                                                                                    Year Ended December 31,
                                                                              1996              1995             1994

Net sales                                                               $       96,485     $     95,662     $    127,212
Cost of sales                                                                   52,407           51,776           77,417
                                                                         --------------    -------------   -------------
   Gross profit                                                                  44,078          43,886           49,795

Selling and administrative                                                       27,084          22,626           24,279
Research, development and engineering                                            15,930          15,622           18,844
Royalty income                                                                 (10,497)         (15,006)          (7,371)
Restructuring charges (credits)                                                   (453)          (2,480)                -
                                                                         --------------    -------------  ---------------
   Operating income                                                              12,014           23,124           14,043
Interest expense                                                                    756            3,775            8,346
Amortization of debt financing costs                                                 85              126              240
Interest income                                                                 (3,257)           (1,145)            (774)
Other (income) expense, net                                                         35                40          (10,727)
                                                                         --------------   --------------   --------------
   Income from continuing operations
     before income taxes                                                         14,395           20,328           16,958
Provision for income taxes                                                        1,654              921            1,416
                                                                         --------------   --------------  --------------
   Income from continuing operations                                             12,741           19,407           15,542
Gain of business held for disposition (net of taxes of
   $1,137 in 1995)                                                                    -           43,886                 -
                                                                         --------------   --------------  ---------------
   Net income                                                           $        12,741    $      63,293    $      15,542
                                                                         ==============   ==============   =============

Primary income per share :
   Income per share from continuing operations                          $         0.28   $         0.53   $         0.42
   Income per share from discontinued operations                                  0.00             1.25             0.00
                                                                         --------------  ---------------   --------------
   Income per share                                                     $         0.28   $         1.78   $         0.42
                                                                         ==============  ===============  ==============
Weighted average number of common shares outstanding                        44,723,031       35,020,101       22,913,304
                                                                         ===============   ==============   =============

Fully diluted income per share :
   Income per share from continuing operations                          $          0.28   $        0.46    $        0.36
   Income per share from discontinued operations                                   0.00            0.93             0.00
                                                                          ------------- ----------------  --------------
   Income per share                                                     $         0.28   $         1.39   $         0.36
                                                                         ==============  ===============  ==============
Weighted average  number of common shares outstanding                       44,887,403       47,243,566       47,995,875
                                                                         ==============   ==============   =============

Supplementary primary income per share :
   Income per share from continuing operations                          $         0.28   $         0.53    $        0.51
   Income per share from discontinued operations                                  0.00             1.21             0.00
                                                                        ---------------  --------------- ---------------
   Income per share                                                     $         0.28   $         1.74   $         0.51
                                                                        ===============  ===============  ==============
Weighted average  number of common shares outstanding                       46,227,559       36,441,297       30,563,574
                                                                         ==============   ==============   =============

Supplementary fully diluted income per share :
   Income per share from continuing operations                          $         0.27    $        0.49   $          0.47
   Income per share from discontinued operations                                  0.00             0.97              0.00
                                                                        ---------------  ---------------   --------------
   Income per share                                                     $         0.27   $         1.46   $         0.47
                                                                        ===============  ===============  ==============
Weighted average number of common shares outstanding                        46,391,931       45,062,104       36,253,111
                                                                          =============    =============   =============




               The accompanying notes are an integral part of the consolidated financial statements.

                                       F-4
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                            Year Ended December 31,
                                                                                     1996           1995         1994

Cash flows from operating activities:
  Net income                                                                       $  12,741      $  63,293     $  15,542
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation, amortization and accretion                                        2,803          6,714        12,019
       Net gain (loss) on sale of assets                                                 932              -       (1,759)
       Net increase in notes receivable                                              (1,519)              -             -
       Deferred income taxes                                                            (65)              -         (360)
       (Increase) decrease in accounts receivable                                    (1,848)        (2,848)        10,516
       (Increase) decrease in inventories                                            (1,583)        (2,666)        14,047
       Net (increase) decrease in other assets                                       (1,922)           105         1,266
       Increase (decrease) in accounts payable                                       (2,492)         2,832      (19,803)
       Net decrease in accrued liabilities and
         income taxes payable                                                        (1,898)        (9,515)      (10,319)
       Net decrease in long-term receivables                                              26           393           971
       Net decrease in accrued restructuring costs                                   (3,131)        (7,810)      (16,502)
       Net decrease in other non-current obligations                                 (8,129)        (3,669)      (12,082)
       Net decrease in net liabilities associated with
         business held for disposition                                                     -       (43,886)             -
                                                                                  ----------     ----------    ----------
           Net cash provided by (used in) operating activities                       (6,085)         2,943        (6,464)
                                                                                  ----------     ----------     ---------

Cash flows from investing activities:
  Purchases of short-term investments                                               (72,670)       (39,303)      (24,672)
  Proceeds received on the maturity of short-term investments                         64,376         27,392         6,937
  Proceeds from the sale of short-term investments                                     3,938          6,876         9,885
  Additions to property, plant and equipment                                          (2,834)          (658)         (719)
  Additions to notes receivable                                                       (6,407)              -             -
  Proceeds from the sale of property, plant and equipment                             27,485            120         5,697
  Deferred gain on sale of assets                                                      5,930              -             -
  (Increase) decrease in other assets                                                      2               -         (425)
                                                                                  ----------     ----------     ---------
           Net cash provided by (used in) investing activities                        19,820        (5,573)       (3,297)
                                                                                  ----------      ---------     ---------

Cash flows from financing activities:
  Borrowings under working capital facilities                                         48,130         50,527        45,211
  Repayments under working capital facilities                                       (49,410)       (49,905)      (49,410)
  Repayment of secured note payable                                                  (7,333)        (3,000)       (3,000)
  Repayment of notes payable-affiliates                                                 (80)          (706)       (1,285)
  Borrowings under bridge notes                                                            -              -         2,000
  Proceeds from issuance of common stock                                               1,624            394             -
  Proceeds from issuance of warrants                                                      17              -             -
  Debt financing costs                                                                     -          (137)             -
                                                                                  ----------     ----------
           Net cash used in financing activities                                     (7,052)        (2,827)       (6,484)
                                                                                   ---------     ----------     ---------
  Effect of exchange rates on cash                                                      (38)           164           386
                                                                                  ----------     ----------     --------
           Net increase (decrease) in cash and cash equivalents                        6,645        (5,293)      (15,859)
  Cash and cash equivalents, beginning of period                                       6,765        12,058        27,917
                                                                                   ---------     ----------     --------
  Cash and cash equivalents, end of period                                         $ 13,410       $  6,765      $ 12,058
                                                                                   =========      =========     ========



               The accompanying notes are an integral part of the consolidated financial statements.

                                       F-5
C/M: 11115.0000 428474.10

                                                               AMPEX CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                            For Each of the Three Years in the Period Ended
                                                               December 31, 1996
                                                                  (in thousands)


                                                                                              Note
                                              Common Stock                       Other       R'cvble              Cumulative
                               Class A           Class B           Class C     Additional     from    Accumulated Translation
                            Shares   Amount    Shares   Amount  Shares  Amount   Capital     Stkhlder   Deficit   Adjustment
                            ------   ------    ------   ------  ------  ------ ----------    -------- ----------- -----------

Balances, January 1, 1994    6,276   $  63      14,275  $  143       -      -  $339,756           -   $ (546,447)   $ 130

 Net income                      -       -           -       -       -      -         -           -       15,542        -

 Translation adjustments         -       -           -       -       -      -         -           -            -      462

 Proceeds from issuance
  of warrants                    -       -           -       -       -      -     5,142           -            -        -

 Preferred stock accretion       -       -           -       -       -      -    (5,905)          -            -        -

 Conversion of shares       14,275     143     (14,275)   (143)      6      -          -          -            -        -
                            -------  -----      ------- -------  -----    ---- ----------   -------        ------  ------

Balances, December 31, 1994 20,551   $ 206           -       -       6      -  $338,993           -   $ (530,905)  $  592

 Net income                      -       -           -       -       -      -         -           -       63,293        -

 Translation adjustments         -       -           -       -       -      -         -           -            -     (147)

 Minimum pension liability
  adjustment                     -       -           -       -       -      -         -           -            -        -

 Proceeds from exercise
  of warrants                1,345      13           -       -       -      -         -           -            -        -

 Proceeds from issuance
  of shares                  1,500      15           -       -       -      -     2,400     $(2,053)           -        -

 Preferred stock accretion       -       -           -       -       -      -      (783)          -            -        -

 Stock options exercised         8       -           -       -       -      -        19           -            -        -

 Preferred stock exchange    1,225      12           -       -   9,782    $98    14,680           -            -        -

 Expenses on exchange            -       -           -       -       -      -      (137)          -            -        -

 Conversion of shares        7,681      77           -       -  (7,681)   (77)        -           -            -         -
                            ------   -----      ------  ------  ------    ---    ------     --------  ----------   -------

Balances, December 31, 1995 32,310   $ 323           -       -   2,107    $21  $355,172     $(2,053)  $ (467,612)    $ 445

 Net income                      -       -           -       -       -      -         -          -        12,741         -

 Translation adjustments         -       -           -       -       -      -         -          -             -        81

 Minimum pension liability
  adjustment                     -       -           -       -       -      -         -          -             -         -

 Proceeds from exercise
  of warrants                1,699      17           -       -       -      -         -          -             -         -

 Proceeds from issuance
  of shares                    400       4           -       -       -      -     2,746      (1,926)           -         -

 Stock options exercised       395       4           -       -       -      -       797           -            -         -

 Conversion of notes         8,523      85           -       -       -      -    23,327           -            -         -

 Conversion of shares        2,107      21           -       -  (2,107)   (21)        -           -            -         -
                            ------   -----      ------  ------  -------   ---- ---------     -------  ----------   -------

Balances, December 31, 1996 45,434   $ 454           -       -        -      - $382,042     $(3,979)  $ (454,871)  $   526
                            ======   =====      ======  ====== =========  ==== =========    ========  ==========   =======

                              Minimum       Total
                              Pension    Stockholders'
                             Liability     Equity
                             Adjustment   (Deficit)
                             ----------  -------------

Balances, January 1, 1994    $  (4,126)  $(210,481)

 Net income                          -      15,542

 Translation adjustments             -         462

 Proceeds from issuance
  of warrants                        -       5,142

 Preferred stock accretion           -      (5,905)

 Conversion of shares                -           -
                             ---------   ---------

Balances, December 31, 1994  $  (4,126)  $(195,240)

 Net income                          -      63,293

 Translation adjustments             -        (147)

 Minimum pension liability
  adjustment                    (9,527)     (9,527)

 Proceeds from exercise
  of warrants                        -          13

 Proceeds from issuance
  of shares                          -         362

 Preferred stock accretion           -        (783)

 Stock options exercised             -          19

 Preferred stock exchange            -      14,790

 Expenses on exchange                -        (137)

 Conversion of shares                -           -
                             ---------   ---------

Balances, December 31, 1995  $ (13,653)  $(127,357)

 Net income                          -      12,741

 Translation adjustments             -          81

 Minimum pension liability
  adjustment                     3,121       3,121

 Proceeds from exercise
  of warrants                        -          17

 Proceeds from issuance
  of shares                          -         824

 Stock options exercised             -         801

 Conversion of notes                 -      23,412

 Conversion of shares                -           -
                             ---------   ---------

Balances, December 31, 1996  $ (10,532)  $ (86,360)
                             =========   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                                       F-6
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Ampex Corporation

     Ampex Corporation ("Ampex" or the "Company") is engaged in the design, development, production and distribution of high-performance mass data storage systems, instrumentation recorders and professional video recording products. In 1994, the Company's principal operating subsidiary, Ampex Systems Corporation ("Ampex Systems"), as well as two subsidiaries of Ampex Systems, were merged into the Company and the Company changed its name from Ampex Incorporated to Ampex Corporation. The Company is now an operating company conducting the former business of Ampex Systems and its subsidiaries. In November 1995, the Company disposed of a subsidiary, Ampex Media Holdings Incorporated ("AMHI" and, collectively with its subsidiaries, "Media"), which was engaged in the manufacture and sale of magnetic recording media. See Note 2. All references to "Ampex" or the "Company" include subsidiaries and predecessors of Ampex Corporation but exclude Media, unless otherwise indicated.

     Until December 1994, the Company was an indirect majority-owned subsidiary of NH Holding Incorporated ("NHI"), which was an indirect majority-owned subsidiary of Sherborne Holdings Incorporated.

     The Company operates in one industry segment for financial reporting purposes: the design, development, production and distribution of high-speed, high-capacity magnetic recording products and systems.

Note 2 - Business Held For Disposition

     In November 1995, the Company completed the disposition of Media, which had been accounted for as a business held for disposition since the second quarter of 1993. The Company recognized a nonrecurring gain for financial reporting purposes of $43.9 million in 1995.

     The consolidated statements of operations have been reclassified for all periods presented and the assets and liabilities associated with Media's business, which consisted principally of accounts receivable, inventory, fixed assets and debt facilities, were reported as a single line item in the consolidated balance sheets. Net sales of Media were $128.7 million from January 1, 1995 to November 13, 1995 (the date of disposition), and $144.6 million in 1994. The Company recognized a gain for financial reporting purposes on disposition of Media because Media's liabilities exceeded its assets.

     Costs and expenses reported by the Company for the distribution of tape products were included in the results of business held for disposition to the extent not offset by distribution fees received from Media.

Note 3  - Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements are presented on a historical cost basis. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made

                                       F-7
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3  - Summary of Significant Accounting Policies (cont'd.)

to the prior years' financial statements to conform to the current year's presentation. These reclassifications had no effect on the prior years' stockholders' deficit or net income.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents

     Cash equivalents consist of investments with original maturities of 90 days or less.

     Short-term Investments

     Investments with a maturity period greater than three months but less than one year are classified as short-term investments. The Company's short-term investments consist of highly liquid U.S. Treasury instruments and are considered "available-for-sale" securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's short term investments, which mature in January through March 1996, are carried at cost, which approximates market value.

     Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

     Property, Plant and Equipment

     Property, plant and equipment is recorded at cost and is stated net of accumulated depreciation. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 6 to 9 years for machinery and equipment and 5 to 50 years for buildings and improvements. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

     Carrying Value of Long-Lived Assets

     The Company writes off the carrying value of long-lived assets to the extent estimated future undiscounted operating cash flows are not sufficient to recover the carrying value of these assets over their remaining useful life.

     Foreign Currency Translation

     Assets and liabilities of subsidiaries located outside the United States have been translated at rates in effect at year end. Revenues and expenses are translated at average rates during the year. Local currencies are considered to be the functional currencies for substantially all of the Company's foreign subsidiaries. Accordingly, the effects of translating the financial statements of foreign subsidiaries into

                                       F-8
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Summary of Significant Accounting Policies (cont'd.)

U.S. dollars are reported in the cumulative translation adjustment, a separate component of stockholders' deficit. Foreign currency transaction gains and losses, which are included in other expense, were not material in the periods reported.

     Revenue Recognition

     Revenue is recognized at the time products are shipped to customers and at the time services are rendered.

     Research, Development and Engineering

     Research and development costs are expensed as incurred and amounted to $14.0 million, $12.3 million and $15.5 million in 1996, 1995 and 1994. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $1.9 million, $3.3 million and $3.4 million in 1996, 1995 and 1994, respectively.

     Royalties

     Royalty income is recorded when earned and receipt is assured.

     Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. See Note 19.

     Foreign withholding taxes have been provided on the undistributed earnings of foreign subsidiaries, giving recognition to applicable tax rates.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of risk consist principally of temporary cash investments and trade receivables. The Company invests its temporary cash balances in short-term U.S. Treasury obligations and with high credit quality financial institutions and, by policy, limits the investment maturity and the amount of credit exposure to any one financial institution. The Company performs ongoing credit evaluations on its customers, and collateral is generally not required for trade receivables.

     Fiscal Year

     The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 1996, 1995 and 1994 were 52-week years.

     Income Per Common Share

     Primary income per common share is calculated by dividing net income as adjusted for the redeemable convertible preferred stock accretion prior to its redemption in February 1995, by the weighted average common shares outstanding during the respective periods. The calculation of weighted average common shares assumes the exercise of common stock equivalent warrants and options under the treasury

                                       F-9
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Summary of Significant Accounting Policies (cont'd.)

stock method in periods when their exercise would be dilutive. Fully diluted income per common share is calculated by dividing net income as adjusted for interest on outstanding convertible notes, by the weighted average common shares outstanding, including shares issuable upon conversion of the potentially dilutive convertible notes in periods prior to its conversion to common shares in the period February 9, 1996 to April 1, 1996, and convertible preferred stock in periods prior to its redemption in February 1995.

     Supplementary income per common share is computed as described above except the February 1995 financing transaction described in Note 12 is assumed to have occurred in April 1994, when the redeemable convertible preferred stock was initially issued, and the conversion of the convertible notes to common shares occurred on January 1, 1996. Accordingly, accretion on the redeemable convertible preferred stock and incremental common shares issuable upon conversion of such preferred stock and convertible notes are excluded in all of the calculations.

     Stock Options

     During 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional financial statement footnote disclosures for those companies that elect not to adopt SFAS 123. The Company will continue to account for employees stock options under APB No. 25, "Accounting for Stock Issued to Employees" and has included SFAS 123 disclosures beginning in fiscal 1996. See
Note 14.

Note 4 - Fair Value of Financial Instruments

     For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments, working capital facilities and secured note payable, carrying value approximates fair value. Management has determined that it is not practicable to estimate fair value for note payable-NHI and zero-coupon notes, as no market for such instruments currently exists. See Note 9.

Note 5 - Supplemental Schedule of Cash Flow Information



                                                                             Year Ended December 31,

                                                                   1996               1995                1994
                                                                                 (in thousands)
     Interest paid.........................................  $        265         $     1,310        $     2,105
     Income taxes paid (refunded)..........................         1,706               1,436               (664)

Note 6 - Inventories

                                                                                            December 31,
                                                                                      1996                1995
                                                                                           (in thousands)
     Raw materials...........................................................     $       6,097      $        6,435
     Work in process.........................................................             5,160               4,375
     Finished goods..........................................................             2,838               1,702
                                                                                  -------------      --------------
          Total..............................................................     $      14,095      $       12,512
                                                                                  =============      ==============


                                      F-10
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Inventories (cont'd.)

     Inventories are stated net of reserves for obsolete and slow moving items of $20.1 million and $25.7 million at December 31, 1996 and 1995, respectively. During 1996, inventory disposals which had previously been fully reserved totaled $4.4 million.

Note 7 - Property, Plant and Equipment
                                                        December 31,
                                                  1996                1995
                                                       (in thousands)

     Land ..................................       $    952       $    16,930
     Buildings and improvements.............         10,943            39,979
     Furniture, fixtures and equipment......         43,381            49,672
     Construction in progress...............              -                92
                                              -------------    --------------
                                                     55,276           106,673
     Less accumulated depreciation..........        (45,217)          (68,914)
                                              --------------   ---------------
              Total.........................  $      10,059       $    37,759
                                              ==============   ===============

     Depreciation charged to operations was $2.1 million, $3.7 million and $3.7 million in 1996, 1995 and 1994, respectively.

     In January 1996, the Company completed the sale of its real property in Redwood City, California for $36.0 million. The net book value of the property at the time of the sale was $26.2 million. The sale resulted in a gain of approximately $8.3 million. Of this amount, approximately $2.4 million represents imputed interest on the secured notes (and will be recognized over the terms of the notes), and $4.1 million will be recognized over a five-year period representing the noncancelable portion of two of the Company's leases relating to the property. The remaining $1.8 million will be deferred for four years. If, at that time, the Company decides to continue the two leases for an additional six- to nine-year period, the $1.8 million will be recognized over the remaining terms of the leases; otherwise, the $1.8 million gain will be offset by lease cancellation fees of the same amount. At December 31, 1996 the balance of the deferred gain was $5.2 million.

     In May 1996, the Company completed the sale of the smaller of its two manufacturing facilities in Colorado Springs, Colorado for $3.6 million, and realized a gain of $0.9 million on the sale. The net book value of the property at the time of the sale was $2.4 million.


Note 8 - Other Accrued Liabilities

                                                            December 31,
                                                       1996                1995
                                                           (in thousands)
     Compensation and employee benefits.......  $       6,552    $        6,283
     Pension..................................          5,435             5,351
     Warranty and other product costs.........          2,337             3,609
     Customer deposits........................              -                35
     Other....................................          7,705             8,662
                                                -------------    --------------
         Total................................  $      22,029    $       23,940
                                                =============    ==============



                                      F-11
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Debt
                                                   December 31,
                                             1996                1995

         Notes Payable
     Working capital facilities......... $         909      $        1,000
     Secured note payable...............             -               1,000
     Note payable - NHI.................           166                 246
                                         -------------      --------------
                                         $       1,075      $        2,246
                                         =============      ==============
         Long-term Debt
     Working capital facilities......... $         914      $        2,331
     Secured note payable...............             -               6,333
     Zero-coupon notes..................             -              22,921
                                         -------------      --------------

                                         $         914      $       31,585
                                         =============      ==============

     Working Capital Facilities

     Ampex has a loan from a foreign bank and a revolving credit line with a domestic financial institution to finance working capital requirements. Average borrowings under these agreements during 1996 and 1995 were $2.3 million at an average interest rate of 2.5%, and $4.0 million at an average interest rate of 3.2%, respectively. Maximum borrowings outstanding at any time during 1996 and 1995 were $3.3 million and $4.7 million, respectively. At December 31, 1996 and 1995, under these agreements $1.8 million and $3.3 million were outstanding, respectively. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $1.5 million. At December 31, 1996 under the domestic revolving credit agreement there was $4,669 outstanding and at December 31, 1995 there was $0.3 million outstanding. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company.

     Secured Note Payable

     The note bore interest at a per annum rate equal to 4% above the prime rate (as defined) which was 12.5% at December 31, 1995. In January 1996, the Company completed the sale of its real property in Redwood City, California and paid the note in full.

     Note Payable - NHI

     The note is a non-interest bearing demand promissory note held by NHI. The remaining balance of $0.2 million at December 31, 1996 is expected to be paid or converted to shares of Common Stock in 1997.

     Zero-Coupon Notes

     The 3-year zero-coupon unsecured notes were convertible into shares of Common Stock at a rate 311.476 shares for each $1,000 principal amount at maturity. In 1996, holders of the convertible notes converted all such notes into approximately 8.5 million shares of Common Stock. In addition, all warrants issued to the holders of the convertible notes were exercised in 1995 and 1996. See Note 14.


                                      F-12
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Debt (cont'd.)

     Noncurrent Maturities of Long-Term Debt

     The following table summarizes the scheduled noncurrent maturities of the Company's long-term debt as of December 31, 1996, for years subsequent to 1997 (amounts include future accretion to principal amounts):

           Year                                        (in thousands)

           1998......................................    $        914

Note 10 - Other Liabilities

                                                     December 31,
                                                1996                1995
                                                     (in thousands)

     Pension............................... $      18,370      $       26,832
     Reserve for contingent liabilities....        27,015              25,644
     Other postemployment benefits.........         6,894               7,609
     Other.................................         7,954               4,995
                                            -------------      --------------
         Total............................. $      60,233      $       65,080
                                            =============      ==============


     The decline in the pension liability was attributable to the gain on the fair value of the plan assets offset in part by the decrease in the assumed discount rate from 7.5% in 1995 to 7.25% in 1996. See note 15.

Note 11 - Commitments and Contingencies

     Leases

     The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. As of December 31, 1996 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:


           Year                                          (in thousands)

           1997......................................           4,450
           1998......................................           3,897
           1999......................................           3,756
           2000......................................           3,482
           2001......................................           3,202
           Thereafter................................             327
                                                         ------------
                                                         $     19,114


     Total rent expense for all operating leases was $5.1 million, $2.9 million and $3.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                      F-13
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Commitments and Contingencies (cont'd.)

     In January 1996, the Company completed the sale of its real property in Redwood City, California and leased back a portion of the property from the purchaser. Future annual lease obligations, included in the above table, under two lease agreements with noncancellable lease terms until April 2001 approximates $1.8 million per year. An additional $1.8 million representing a potential lease termination penalty was included in the table above. The Company funded $3.8 million of leasehold improvements in 1996 which, with interest, will be refunded by the property owner through rent credits. Rent credits of $0.4 million were used in 1996, leaving a balance including accrued interest of $3.5 million at December 31, 1996. Rent credits are not reflected in the above table.

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996:


          Year                                          (in thousands)

          1997......................................             279
          1998......................................              95
          1999......................................              48
                                                          ----------
          Net minimum lease payments................             422
          Less amount representing interest.........             (51)
                                                          -----------
          Present value of net minimum lease
            payments................................            $371
                                                          ==========


     The gross book value and accumulated depreciation of capital leases at December 31, 1996 were $0.6 million and $0.1 million, respectively.

     Legal Proceedings

     The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In addition, certain subsidiaries have been assessed income and value added taxes together with penalties and interest by Italian tax authorities. The Company has been indemnified by its former owner for costs of defending this action as well as for payments in excess of certain amounts that have been provided for in the accompanying financial statements.

     Environmental Matters

     The Company currently is involved in various stages of investigation and cleanup relative to environmental protection matters, some of which relate to past disposal practices. Some of these matters are being overseen by state or federal agencies. Management has recorded certain amounts related to investigation and cleanup costs and believes that the final disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                      F-14
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Commitments and Contingencies (cont'd.)

     Guarantees

     The Company has certain arrangements with banks primarily to facilitate the issuance of performance guarantees or letters of credit. At December 31, 1996 and 1995, the Company was contingently liable for $2.0 million and $0.9 million, respectively, of general performance guarantees and letters of credit. The Company has not recorded reserves for potential losses for these items at December 31, 1996 and 1995.

Note 12 - Preferred Stock

     In February 1995, the Company completed a refinancing in which all outstanding Redeemable Convertible Preferred Stock, which had an aggregate value at January 31, 1995 of approximately $84.8 million, was exchanged for shares of a new series of 8% Noncumulative Redeemable Preferred Stock with an aggregate liquidation value of $70.0 million and 11 million shares of Common Stock. The transaction eliminated the obligation of the Company to accrue dividends on preferred stock unless dividends are declared on Common Stock and eliminated the right of the holders of the Redeemable Convertible Preferred Stock to convert their shares into up to 27.9 million shares of Common Stock.

     The Noncumulative Redeemable Preferred Stock is subject to optional redemption by the Company at any time and mandatory redemption, at the election of the holders thereof, on December 31, 1997, out of funds legally available therefor. Mandatory or optional redemption payments are payable in cash or, at the option of the Company, in shares of Common Stock, provided that, as a condition to redemption in shares, the average market price of the Company's Common Stock must have been at least $4 per share during the 10 trading days preceding the notice of redemption. Common Stock issued to redeem the Preferred Stock shall be valued at 90% of fair market value. The Company has no current plans to redeem the Preferred Stock prior to maturity. As at December 31, 1996, the Company did not have sufficient funds legally available to redeem the Preferred Stock. In the event the Company has insufficient funds legally available to redeem the Preferred Stock on the scheduled redemption date, the Company would be required to redeem such shares thereafter to the extent funds become legally available therefor, and would be precluded from declaring dividends on its Common Stock until the Preferred Stock has been redeemed.

Note 13 -  Related Party Transactions

     During 1995 and 1996, the Company received five-year notes for the purchase of Common Stock by an affiliated company in the principal amount of $2,052,750 and $2,200,000, respectively. The notes bear annual interest at 7.96% and 6.72%, respectively, and are collateralized by the purchased shares. A voluntary prepayment of $273,700 against the initial note was received in 1996.

Note 14 - Common Stock, Stock Options and Warrants

     The Company's authorized capital stock consists of Class A Common Stock ("Class A Stock"), Class C Common Stock ("Class C Stock", and collectively with Class A Stock, the "Common Stock") and Preferred Stock. Shares of Class C Stock and Preferred Stock are generally nonvoting except in circumstances specified in the Company's charter documents or as otherwise required by applicable corporate law. Accordingly, holders of Class A Stock are generally the only stockholders with voting rights. Each share of Class C Stock converts into one share of Class A Stock automatically following transfer unless otherwise elected by the transferee.

                                      F-15
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Common Stock, Stock Options and Warrants (cont'd.)

     The Company's 1992 Stock Incentive Plan (the "Stock Incentive Plan") for directors, executive officers and other key employees provides for the granting of "non-qualified stock options" and "incentive stock options" to acquire Class A Stock and/or the granting of stock appreciation rights to obtain, in cash or shares of Class A Stock, the benefit of the appreciation of the value of shares of Class A Stock after the grant date.

     On April 14, 1994 the Stock Incentive Plan Committee of the Board of Directors ("the Committee") accelerated the vesting of all stock options that had been granted on June 18, 1993, so that they would become immediately exercisable in full. On April 25, 1994, the Committee approved the repricing of all outstanding options under the Stock Incentive Plan (except for options held by the Chief Executive Officer) to an exercise price of $2.375 per share, which was the fair value of the Class A Stock on April 25, 1994. Prior to the repricing, the options had exercise prices of $6.00 and $4.75 per share.

     On January 10, 1995 the Committee approved the repricing of 104,000 options that had been granted on April 14, 1994 and 50,000 options that had been granted on November 4, 1994 to an exercise price of $1.50 per share, which was the fair market value of the stock on January 10, 1995. Prior to the repricing, the options had an exercise price of $2.375 per share.

     On May 19, 1995, at the Company's Annual Meeting, stockholders authorized the issuance of an additional 1,500,000 shares under the 1992 Stock Incentive Plan, of which 1,100,000 shares had been authorized by the Company's Board of Directors on June 16, 1994, and 400,000 had been authorized on December 16, 1994.

     On June 7, 1996, at the Company 's Annual Meeting, stockholders authorized the issuance of an additional 2,000,000 shares under the 1992 Stock Incentive Plan. The Company is currently authorized to issue up to 4,250,000 shares of Class A Stock under the Stock Incentive Plan.

     At December 31, 1996 there were 2,396,900 options outstanding, including 1,085,490 vested options. The exercise prices range from $1.50 to $10.50 per share and vesting schedules vary from immediate vesting to vesting over a four-year period.

                                      F-16
C/M: 11115.0000 428474.10


                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Common Stock, Stock Options and Warrants (cont'd.)


                             Shares Available  Number of                    Aggregate
                                 for Grant      Options  Price Per Share  Exercise Price
Balances, December 31, 1993        68,200       681,800   $  4.75-6.00   $ 3,829,175

Authorized                      1,500,000
Granted                        (1,933,300)    1,933,300     1.50-2.375     3,674,589
Canceled                          820,600      (820,600)    2.375-6.00    (4,149,763)

Balances, December 31, 1994       455,500     1,794,500   $  1.50-6.00   $ 3,354,001

Granted                          (517,400)      517,400    1.50-3.6875     1,475,825
Canceled                          297,560      (297,560)    1.50-2.375      (637,178)
Exercised                                        (7,900)         2.375       (18,763)

Balances, December 31, 1995       235,660     2,006,440   $1.50-3.6875   $ 4,173,885

Authorized                      2,000,000
Granted                          (914,750)      914,750     3.75-10.50     6,781,750
Canceled                          129,390      (129,390)    1.50-6.438      (390,054)
Exercised                                      (394,900)    1.50-3.625      (800,350)

Balances, December 31, 1996     1,450,300     2,396,900   $ 1.50-10.50   $ 9,765,231
                                =========     =========   ============   ============


     At December 31, 1996, there were no warrants outstanding. During 1996 and 1995, there were 1,699,499 and 1,344,985 shares, respectively, of Common Stock at $0.01 per share issued on the exercise of warrants.

     The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value of the grant dates for awards under those plans consistent with the method of Statement of Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", the Company's net income and fully diluted income per share would have been reduced to the pro forma amounts indicated below:


                                                       December 31,
                                                 1996                1995

                                             (in thousands)

Net income:
    As reported............................  $      12,741      $       63,293
                                             -------------      --------------
    Pro forma..............................  $      11,616      $       63,118
                                             -------------      --------------
Fully diluted income per share:
    As reported............................  $        0.28      $         1.39
                                             -------------      --------------
    Pro forma..............................  $        0.26      $         1.39
                                             -------------      --------------


                                      F-17
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Common Stock, Stock Options and Warrants (cont'd.)
    The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                 December 31,

                                           1996                1995

        Expected life (years).........      1.67-5.0             1.0-4.0
                                       -------------      --------------

        Risk-free interest rate.......      5.2-6.7%            5.6-7.9%
                                       -------------      --------------

        Expected volatility...........     1.38-1.46           1.49-1.61
                                       -------------      --------------

        Expected dividend yield.......             -                   -

                                       -------------      --------------

     The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows:


                            Options Outstanding                                      Options Currently
                                                                                        Exercisable

                                            Weighted
                                            Average            Weighted                               Weighted
                                           Remaining          Average                                 Average
     Exercise           Number            Contractual         Exercise              Number           Exercise
      Prices          Outstanding            Life              Price              Exercisable          Price

       $1.50-$2.38     1,240,650            7.49                 $1.71              960,730            $1.78
       $3.63-$5.75       705,250            5.58                 $4.83              127,260            $3.85
       $6.00-$7.25       137,500            3.48                 $7.01                2,500            $6.00
            $10.50       306,500            2.59                $10.50                  S/B              S/B
                                                                                         -                -



                                      F-18
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Pension Plans

     The Company's domestic employees participate in a qualified noncontributory defined benefit pension plan. Benefits are based on years of service and salary levels during the highest 60 consecutive months of the last 120 consecutive months of service. In early 1994, the Company amended the plan to terminate benefit service and compensation credit accruals as of February 1, 1994. The impact of this curtailment was not material to the Company's liability accounts relating to its pension plan. Certain of the Company's employees employed by its foreign subsidiaries are covered by contributory pension plans maintained and funded in accordance with local laws.

     Pension expense for the domestic plan in 1996, 1995 and 1994 consisted of the following:

                                                                               Year Ended December 31,
                                                                       1996             1995              1994
                                                                                   (in thousands)
     Service cost...........................................                   -    $           -    $      144
     Interest on projected benefit obligation...............      $       11,500           11,723        11,245
     Actual return on assets................................             (22,061)         (11,313)      (11,509)
     Amortization of unrecognized prior
       service costs........................................              10,481                -             -
                                                                  --------------    -------------    ----------
         Net periodic pension cost (benefit)................      $          (80)   $         410    $     (120)
                                                                  ===============   =============    ===========

     The domestic plan funded status and amounts included in the consolidated balance sheets are as follows:

                                                        December 31,
                                                    1996                1995
                                                           (in thousands)

     Actuarial present value of benefits:
         Vested.............................. $     164,027      $     151,047
         Nonvested...........................           606              7,048
                                              -------------      -------------
           Total accumulated benefits........ $     164,633      $     158,095
                                              =============      =============
     Projected benefit obligation............ $    (164,633)     $    (158,095)
     Less: plan assets at fair value.........       144,848            129,790
                                              -------------      -------------
                                                    (19,785)           (28,305)
     Unrecognized net loss...................             -                  -
     Tax benefit of excess pension liability.             -                  -
                                              -------------      -------------
     Accrued pension cost.................... $     (19,785)     $     (28,305)
                                              ==============     ==============


     In connection with the sale of Media, the Company became the sponsor of the Media pension plan, and its ultimate liability will remain the same as it was prior to the sale. Media has agreed to provide continued funding for the plan, but if it fails to do so, the Company may be required to make funding payments or to make any required termination liability payments. As of December 31, 1996, the Company's consolidated balance sheets reflected $1.9 million in "other liabilities" as an approximation of the Media plan's underfunding status. The Media plan's projected benefit obligation and plan assets at fair value were approximately $37.3 million and $35.5 million, respectively.

                                      F-19
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Pension Plans (cont'd.)

     Actuarial assumptions as of December 31, 1996 and 1995 are as follows:

                                                  December 31,
                                            1996                1995

       Assumed discount rate............... 7.25%               7.5%
       Rate of compensation increase.......   N/A                N/A
       Expected long-term rate of return...  9.0%               9.0%

     Assets of the domestic pension plan are invested in directed trusts. At December 31, 1996 and 1995, assets of the directed trusts were primarily invested in U.S. government obligations, corporate stocks and bonds and units of common investment funds consisting of short-term interest bearing instruments and common stock.

     In accordance with Statement of Financial Accounting Standards No. 87, the Company has recorded an additional minimum pension liability for the underfunded plan of $10.5 million at December 31, 1996 and $13.7 million at December 31, 1995, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities is charged directly to stockholders' deficit. For 1996 and 1995, ($3.1) and $9.5 million, respectively, was charged (credited) to shareholders' deficit.

     The components of foreign pension expense were as follows:


                                                                                Year Ended December 31,
                                                                -------------------------------------------------------
                                                                      1996                1995               1994
                                                                -----------------   ----------------   ----------------
                                                                                    (in thousands)

Service Cost.................................................... $         1,225     $          88      $           2
Interest Cost...................................................             136               664                844
Return on assets................................................               -            (1,695)               704
Amortization and deferral.......................................              13               969             (1,795)
                                                                 ----------------   ----------------   ----------------
  Net periodic pension cost (benefit)........................... $         1,374     $          26      $        (245)
                                                                 ================   ================   ================




                                      F-20
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Pension Plans (cont'd.)

     The reconciliation of the funded status of the foreign plans is as follows:

                                                                               December 31,
                                                                   1996                           1995
                                                              Plans In Which                 Plans In Which
                                                          Assets       Accumulated      Assets         Accumulated
                                                          Exceed        Benefits        Exceed          Benefits
                                                        Accumulated      Exceed       Accumulated        Exceed
                                                         Benefits        Assets        Benefits          Assets
                                                                              (in thousands)
    Actuarial present value of benefits:

      Vested.......................................   $          -     $     1,710    $      4,539   $      1,736
      Nonvested....................................              -             125             266            108
                                                      ------------     -----------    ------------   ------------
        Total accumulated benefits.................   $          -     $     1,835    $      4,805   $      1,844
                                                      ============     ===========    ============   ============

    Projected benefit obligation...................   $          -     $    (2,034)   $     (5,847)  $     (2,054)
    Less: plan assets at fair value................              -               -           8,741              -
                                                      ------------     -----------    ------------   ------------
                ...................................              -          (2,034)          2,894         (2,054)
    Remaining unrecognized transition
      net (asset) obligation.......................              -             (65)         (1,721)           (25)
                                                      ------------     ------------   -------------  -------------
    Prepaid (accrued) pension cost.................   $          -     $    (2,099)   $      1,173   $     (2,079)

                                                      ============     ============   ============   =============

     Effective July 1, 1996, the United Kingdom defined benefit pension plan was terminated and replaced by a new defined contribution retirement plan. Due to the termination, there was no accrued or prepaid pension cost remaining at December 31, 1996 and service cost included the amount which reflects all components of the prorated net pension cost.

     The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.8 million, $0.7 million and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 16 - Postretirement Benefits Other Than Pensions

     Until December 31, 1995, the Company provided retiree health care benefits to eligible domestic employees and their dependents upon retirement. Effective January 1, 1993, the Company's contribution to participants' premiums was frozen at 1992 levels. Effective March 1, 1994, the Company further reduced its aggregate contributions to participants by modifying the method for determining subsidy levels. In December 1994, the Company's Board of Directors terminated the retiree medical plan effective December 31, 1995 and reduced premium subsidy levels by 50% effective from April 1, 1995 until termination of the plan. These actions resulted in a one-time curtailment gain of $7.3 million in 1994.

     The Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employer's Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. The impact of adopting SFAS 106 was not material.



                                      F-21
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Postretirement Benefits Other Than Pensions (cont'd.)

     The following table sets forth the retiree health care plan's combined funded status reconciled with the amount shown in the Company's financial statements:

                                                                                            December 31,
                                                                                      1996                1995
                                                                                           (in thousands)
     Accumulated postretirement benefit obligation:
        Retirees.............................................................     $           -      $        (101)
        Fully eligible active plan participants..............................                 -                   -
        Other active plan participants.......................................                 -                   -
                                                                                  -------------      --------------
     Accumulated postretirement benefit obligation...........................                 -               (101)
     Plan assets at fair value...............................................                 -                   -
     Unrecognized net loss from past experience different from that
        assumed and from changes in assumptions..............................                 -                   -
     Prior service cost not yet recognized in net periodic postretirement
        benefit cost.........................................................                 -                   -
                                                                                  -------------      --------------
     Prepaid(accrued) postretirement benefit cost............................     $           -      $        (101)
                                                                                  =============      ==============

         Net period postretirement benefit cost included the following components:
     Service cost............................................................                 -                   -
     Interest cost...........................................................                 -                   -
     Net amortization and deferral...........................................                 -                   -
                                                                                  -------------      --------------
        Net periodic postretirement benefit cost.............................                 -                   -
                                                                                  -------------      --------------
     Net postretirement benefit claims for the fiscal year ended.............     $           -      $          730
                                                                                  =============      ==============

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% as of December 31, 1995.

Note 17 - Royalty Income

     In 1996, 1995 and 1994, the Company received and recognized non-recurring royalty payments attributable to the settlement of patent litigation and other negotiated settlements related to prior sales of products by licensees. Such non-recurring royalties amounted to $2.0 million, $10.5 million and $5.1 million in 1996, 1995 and 1994, respectively. The balance of royalties in these years are recurring royalty income.

Note 18 - Restructuring Charges (Credits)

     In connection with the Company's decision to refocus its business toward mass data storage products and to narrow its product line in its traditional television markets, the Company began to restructure operations in 1990. These efforts were essentially completed by the end of 1994.

                                      F-22
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Restructuring Charges (Credits) (cont'd.)

     Restructuring charges (credits) for the years ended December 31, 1996 and 1995 consist of the following (there were no restructuring charges (credits) in 1994):

                                                                Year Ended December 31,
                                                                1996             1995
                                                                      (in thousands)
Provisions for vacated lease obligations.....................  $  (200)       $  (1,480)
Costs associated with closure of foreign subsidiaries........     (253)          (1,000)
                                                               --------       ----------
                                                               $  (453)       $  (2,480)
                                                               ========       ==========



     In 1996 and 1995, excess accruals of $0.5 and $2.5 million (reflecting lower than anticipated expenses for the closure of foreign subsidiaries and lease obligations) were credited to operating income.

     Accruals for restructuring costs totaled $7.6 million at December 31, 1996 including $7.0 million relating to vacated or abandoned leases.

Note 19 - Income Taxes

     Income from continuing operations before income taxes for domestic and foreign operations consisted of the following:

                                      Year Ended December 31,
                                    1996        1995       1994
                                           (in thousands)
 Domestic ........................ $ 16,016   $ 20,822 $ 14,850
 Foreign  ........................   (1,621)      (494)   2,108
                                   --------   -------- --------
          ........................ $ 14,395   $ 20,328 $ 16,958
                                   ========   ======== ========


     The provision for income taxes consisted of the following:

                                          Year Ended December 31,
                                      1996        1995         1994
                                                (in thousands)
 Current:
   Federal........................ $    178    $   (500)           -
   State..........................       92          50    $       9
   Foreign........................      312           5          671
   Foreign withholding taxes on
      royalty income..............    1,072       1,366          910
                                   --------    --------    ---------
                                      1,654         921        1,590
                                   --------    --------    ---------
 Deferred:
   Federal........................        -           -            -
   Foreign........................        -           -         (174)
                                   --------    --------    ---------
                                   $  1,654    $    921       $1,416
                                   ========    ========    =========


                                      F-23
C/M: 11115.0000 428474.10

                                                 AMPEX CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19 - Income Taxes (cont'd.)

     The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 1996, 1995, and 1994) to income from continuing operations before income taxes and the actual provision for income taxes was as follows:

                                                                           Year Ended December 31,
                                                                   1996             1995              1994
                                                                               (in thousands)
 Federal income tax provision
     at statutory rate....................................       $     5,038    $       7,114    $       5,935
 Foreign losses not benefitted............................               879              178                -
 Rates in excess of U.S...................................               951            1,605            4,586
 Temporary differences not previously benefitted..........            (2,286)          (7,534)          (9,134)
 Net operating losses not previously benefitted...........            (3,205)               -                -
 Other, net...............................................               277             (442)              29
                                                                 -----------    -------------    -------------
                                                                 $     1,654    $         921    $       1,416
                                                                 ===========    =============    =============

     An income tax liability of $1.1 million, representing the alternative minimum tax due on the disposition of Media, has been recognized against the gain of business held for disposition in 1995.

     The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 1996 and 1995:

                                                       December 31,
                                                   1996          1995
                                                      (in thousands)

Inventory basis differences...................... $  5,996     $ 8,086
Restructuring reserves and other
     liabilities not yet deductible
     for tax purposes............................   17,910      19,192
Loss carryforwards...............................   33,360      34,957
Foreign withholding taxes on
     undistributed earnings of
     foreign subsidiaries........................   (1,314)     (1,379)
Property, plant and equipment
     basis differences...........................       73      (4,703)
Credit from prior
     year's minimum tax..........................    1,315           -
Other............................................    8,909     10,148
Less valuation allowance.........................  (67,563)    (67,680)
                                                  --------    --------
Deferred tax liability........................... $ (1,314)   $ (1,379)
                                                  ========    ========

     A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized.

                                      F-24
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19 - Income Taxes (cont'd.)

     As at December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of $95.3 million expiring in the years 2005 through 2009. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 20 - Foreign Operations

     The following table shows certain financial information relating to the Company's continuing operations in various geographical areas: Year ended December 31, 1996 1995 1994

                                                                                   (in thousands)
     Net Sales:
         United States........................................    $       92,711    $      91,908    $      115,458
         Europe, Africa and the Middle East...................            20,744           21,324            27,577
         Other foreign........................................             4,884            5,572             7,378
         Eliminations (1).....................................           (21,854)         (23,142)          (23,201)
                                                                  --------------    -------------    --------------
                 Total........................................    $       96,485    $      95,662    $      127,212
                                                                  ==============    =============    ==============

(1)  Inter-area sales, primarily from the United States.

                                                                           Year Ended December 31,

                                                                       1996         1995             1994
                                                                                   (in thousands)
     Income before income taxes:
         United States........................................    $        8,918    $       9,256    $        2,866
         Europe, Africa and the Middle East...................             1,352            3,704             8,269
         Other foreign........................................               350            1,116               671
         Royalties............................................            10,497           15,006             7,371
         Eliminations and corporate expenses..................            (6,722)          (8,754)           (2,219)
                                                                  --------------    -------------    --------------
                 Total........................................    $       14,395    $      20,328    $       16,958
                                                                   =============    =============    ==============


                                                                                        Year Ended December 31,
                                                                                        1996         1995
                                                                                            (in thousands)
     Identifiable assets:
         United States..........................................................    $   48,521       $    62,690
         Europe, Africa and the Middle East.....................................         6,565             6,031
         Other foreign..........................................................         1,484             1,620
         Eliminations and corporate.............................................        27,922            18,310
                                                                                    ----------       -----------
                 Total..........................................................    $   84,492       $    88,651
                                                                                    ==========       ===========


                                      F-25
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 20 - Foreign Operations (cont'd.)

     Transfers between geographic areas are at cost plus a reasonable profit. Sales from the United States include export sales to unaffiliated customers of $7.3 million, $7.1 million and $12.6 million in 1996, 1995 and 1994, respectively. Identifiable assets are classified by the location of the Company's facilities and include cash, accounts receivable, inventory and property, plant and equipment. Corporate assets consisted principally of cash and short-term investments at December 31, 1996, 1995 and 1994.

Note 21 - Major Customers

     Direct and indirect sales to various U.S. government agencies amounted to approximately $17.4 million, $14.0 million and $27.2 million for 1996, 1995 and 1994, respectively. In 1994, sales to one customer from the U.S. geographical area accounted for approximately 16.9% of total net sales. In 1996 and 1995 no other single customer accounted for more than 10% of total net sales.

Note 22 - Quarterly Financial Information (Unaudited)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995.


                                               (In thousands, except share data)

Fiscal 1996

Quarters ended                       March 31          June 30            Sept. 30          Dec. 31
--------------                       --------          -------            --------          -------

Net sales                            $24,232           $24,420            $23,604           $24,229

Gross profit                          10,861            10,902             11,022            11,293

Net income                           $ 3,473           $ 3,972            $ 3,103           $ 2,193

Fully diluted income per share       $  0.09           $  0.09            $  0.07           $  0.05

Fiscal 1995
-----------

Quarters ended                       March 31          June 30            Sept. 30          Dec. 31
--------------                       --------          -------            --------          -------

Net sales                            $24,115           $24,043            $23,431           $24,073

Gross profit                          10,471            10,598             11,239            11,578

Net income                           $ 5,629           $ 5,956            $ 3,361           $48,347

Fully diluted income per share       $  0.12           $  0.15            $  0.09           $  1.08

     The net income for the quarter ended December 31, 1995 included an after tax gain of business held for disposition of $43.9 million. See note 2.




                                      F-26
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION



                      INDEX TO FINANCIAL STATEMENT SCHEDULE






                                                                           Page


Report of Independent Accountants on Financial Statement Schedule.....




Schedule II       - Valuation and Qualifying Accounts.................     S-3






                                       S-1
C/M: 11115.0000 428474.10

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


Board of Directors and Stockholders
Ampex Corporation

Our report on the consolidated financial statements of Ampex Corporation is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

San Francisco, California
March 7, 1997






                                       S-2
C/M: 11115.0000 428474.10




                                                          AMPEX CORPORATION
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                           (in thousands)

                                           Balance at           Additions          Charges to                           Balance at
                                          beginning of          cost and              other                               end of
Description                                  period             expenses           accounts(1)       (Deductions)(2)      period



Allowance for doubtful
  accounts and sales returns



December 31, 1994                     $           9,227      $       (928)       $       (560)        $   (2,335)       $   5,404
-----------------

December 31, 1995                     $           5,404      $       (858)       $       (221)        $   (1,784)       $   2,541
-----------------

December 31, 1996                     $           2,541      $       (192)       $        (94)        $      (14)       $   2,241
-----------------


Allowance for obsolete and
  slow moving inventory



December 31, 1994                     $          42,008      $       2,990       $        (58)        $  (15,463)       $  29,477
-----------------

December 31, 1995                     $          29,477      $       1,930       $       1,958        $   (7,692)       $  25,673
-----------------

December 31, 1996                     $          25,673      $       (362)       $           -        $   (5,234)       $  20,077
-----------------


-----------------------------

(1) Includes transfers and reclassifications to other accounts.

(2) Includes write-offs of accounts receivable and inventories.






C/M: 11115.0000 428474.10

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMPEX CORPORATION


                                     By:   /s/ Edward J. Bramson
                                           Edward J. Bramson
                                           Chairman and Chief Executive Officer

                                     Date: March 11, 1997

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Edward J. Bramson and Joel D. Talcott or either of them, with full power to act, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                                                 Date


/s/ Edward J. Bramson               Chairman, Chief Executive Officer                     March 11, 1997
-------------------------------
Edward J. Bramson                   and Director (Principal Executive Officer)


/s/ Craig L. McKibben               Vice President, Chief Financial Officer,              March 11, 1997
-------------------------------
Craig L. McKibben                   Treasurer and Director
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


/s/ Douglas T. McClure, Jr.         Director                                              March 11, 1997
-------------------------------
Douglas T. McClure, Jr.


/s/ Peter Slusser                   Director                                              March 11, 1997
Peter Slusser


/s/ William A. Stoltzfus, Jr.       Director                                              March 11, 1997
-------------------------------
William A. Stoltzfus, Jr.

                                      -35-
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION

                                 1995 FORM 10-K

                                  EXHIBIT INDEX

Exhibit
Number            Description

10.13 Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated May 5, 1994 (filed as Exhibit 10.2 to the First Quarter 1994 10-Q and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996 (filed as Exhibit 10.2 to Second Quarter 1996 10-Q and incorporated herein by reference) and third Amendment Agreement, dated December 26, 1996

10.15 Stock Purchase Agreement, dated October 22, 1996, between the Company and Edward J. Bramson

10.17 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 2.03 to the January 1996 8-K and incorporated herein by reference) as amended by amendment dated December 20, 1996.

11.1              Statement re Computation of Per Share Earnings

21.1              Subsidiaries of the Company

23.1              Consent of Independent Accountants

25.1 Power of Attorney (included in the signature page of this Report)

27.1              Financial Data Schedule


C/M: 11115.0000 428474.10

                                                                 Exhibit 10.13


                               AMENDMENT AGREEMENT


     AMENDMENT AGREEMENT, dated as of December 26, 1996 (the "Amendment"), between Ampex Finance Corporation (the "Borrower") and Congress Financial Corporation (Western) (the "Lender").

     WHEREAS, the Borrower and Congress Financial Corporation are parties to that certain Loan and Security Agreement dated as of May 5, 1994, as amended (the "Loan Agreement"); and

     WHEREAS, Congress Financial Corporation (Western) has succeeded to the interests of Congress Financial Corporation by assignment and is for all purposes the Lender under the Loan Agreement, as the same may be amended from time to time; and

     WHEREAS, Borrower has requested a standby letter of credit facility and Lender has agreed to provide such a facility as a $1,510,000 sublimit to the current revolving line of credit facility; and

     WHEREAS, Borrower is to be the joint applicant on one or more letters of credit and the parent of Borrower, Ampex Corporation, is to be the other co-applicant; and

     WHEREAS, Borrower has agreed to guarantee in favor of the Lender the obligations of Ampex Corporation in the event the Lender or its affiliates including Core States Bank, N.A. suffers a loss under any letter of credit or letter of credit guaranty made to an issuing bank on behalf of Ampex Corporation and Ampex Corporation has agreed to guarantee in favor of the Lender any obligations of the Borrower incurred in connection with such a guarantee, such guarantee to be in consideration for the direct benefit obtained by Ampex Corporation in connection with such letters of credit.

     WHEREAS, Lender has agreed to eliminate the $750,000 availability reserve.

     WHEREAS, Borrower and Lender have agreed to amend the Loan Agreement on the terms and subject to the conditions herein.

     NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree as follows:


     SECTION 1. AMENDMENTS TO LOAN AGREEMENT

     1.1 The definition of "Availability Reserve" shall be amended to insert after the words "the amount of the Revolving Loans" and before the words "which would otherwise be available to the Borrower" the words "and the Letter of Credit Accommodations."

     1.2 A new definition shall be added as follows:

          "Letter of Credit Accommodations" shall mean the letters of credit, merchandise purchase or other guaranties which are from time to time either (a) issued or opened by Lender for the account of Borrower or any Obligor or (b) with respect to which Lender has agreed to indemnify the issuer or guaranteed to the issuer the performance by Borrower of its obligations to such issuer.


C/M: 11115.0000 428474.10

     1.3 The definition of "Obligations" shall be amended to add after the words "Revolving Loans" and before the words "and all other" the words ", Letter of Credit Accommodations".

     1.4 Section 2.1(c) shall be amended in its entirety to read as follows:

          (c) Except in Lender's discretion, the aggregate amount of the Loans and the Letter of Credit Accommodations outstanding at any time shall not exceed the Maximum Credit. In the event that the outstanding amount of any component of the Loans, or the aggregate amount of the outstanding Loans and Letter of Credit Accommodations, exceed the amounts available under the lending formulas, the sublimits for Letter of Credit Accommodations set forth in Section 2.2(c) or the Maximum Credit, as applicable, such event shall not limit, waive or otherwise affect any rights of Lender on any future occasions and Borrower shall, upon demand by Lender, which may be made at any time or from time to time, immediately repay to Lender the entire amount of any such excess(es) for which payment is demanded.

     1.5 There shall be added a new Section 2.2 which shall read in its entirety as follows (and the current Section 2.2 shall be renumbered Section 2.3).

     2.2 Letter of Credit Accommodations.

          (a) Subject to, and upon the terms and conditions contained herein, at the request of Borrower, Lender agrees to provide or arrange for Letter of Credit Accommodations for the account of Borrower containing terms and conditions acceptable to Lender and the issuer thereof. Any payments made by Lender to any issuer thereof and/or related parties in connection with the Letter of Credit Accommodations shall constitute additional Revolving Loans to Borrower pursuant to this Section 2.

          (b) In addition to any charges, fees or expenses charged by any bank or issuer in connection with the Letter of Credit Accommodations, so long as any of the Obligations are outstanding, Borrower shall pay to Lender a letter of credit fee at a rate equal to one and one-half (1 1/2%) percent per annum for each calendar month (or part thereof), payable in arrears as of the first day of each succeeding month, upon the daily outstanding balance of the Letter of Credit Accommodations for such month (or part thereof) provided, that, if any of the Letter of Credit Accommodations have expired with any amount due and remaining unpaid thereunder, such Letter of Credit Accommodation shall continue to be included in the daily outstanding balance of the Letter of Credit Accommodations for purposes of calculating such letter of credit fee until the earlier of (i) the payment under the Letter of Credit Accommodation of all amounts which were due and unpaid upon its expiration or (ii) a period of thirty (30) days after the stated expiration date of such Letter of Credit Accommodation. Such letter of credit fee shall be calculated on the basis of a three hundred sixty
     (360) day year and actual days elapsed and the obligation of Borrower to pay such fee shall survive the termination or non-renewal of this Agreement.

          (c) No Letter of Credit Accommodations shall be available unless on the date of the proposed issuance of any Letter of Credit Accommodations, the Revolving Loans available to Borrower (subject to the Maximum Credit and any Availability Reserves) are equal to or greater than an amount equal to one hundred (100%) percent of the face amount of such proposed Letter of Credit Accommodations and all other commitments and obligations made or incurred by Lender with respect thereto. Effective on the issuance of each Letter of Credit Accommodation, the amount of Revolving Loans which might otherwise be available to Borrower shall be reduced as set forth in this Section 2.2(c).

          (d) Except in Lender's discretion, the amount of all outstanding Letter of Credit Accommodations and all other commitments and obligations made or incurred by Lender in connection therewith, shall not at any time exceed $1,510,000. Borrower shall execute, deliver and perform

                                       -2-
C/M: 11115.0000 428474.10
     additional agreements relating to the Letter of Credit Accommodations in form and substance acceptable to Lender and the issuer of any Letter of Credit Accommodations. At any time an Event of Default exists or has occurred and is continuing, upon Lender's request, Borrower will either furnish cash collateral to secure the reimbursement obligations to the issuing bank in connection with any Letter of Credit Accommodations or furnish cash collateral to Lender for the Letter of Credit Accommodations, and in either case, the Revolving Loans otherwise available to Borrower shall not be reduced as provided in Section 2.2(c) to the extent of such cash collateral.

          (e) Borrower shall indemnify and hold Lender harmless from and against any and all losses, claims, damages, liabilities, costs and expenses which Lender may suffer or incur in connection with any Letter of Credit Accommodations and any documents, drafts or acceptances relating thereto, including, but not limited to, any losses, claims, damages, liabilities, costs and expenses due to any action taken by any issuer or correspondent with respect to any Letter of Credit Accommodation. Borrower assumes all risks with respect to the acts or omissions of the drawer under or beneficiary of any Letter of Credit Accommodation and for such purposes the drawer or beneficiary shall be deemed Borrower's agent. Borrower assumes all risks for, and agrees to pay, all foreign, Federal, State and local taxes, duties and levies relating to any goods subject to any Letter of Credit Accommodations or any documents, drafts or acceptances thereunder. Borrower hereby releases and holds Lender harmless from and against any acts, waivers, errors, delays or omissions, whether caused by Borrower, by any issuer or correspondent or otherwise, other than those caused by the gross negligence or wilful misconduct of Lender, with respect to or relating to any Letter of Credit Accommodation. The provisions of this Section 2.2(e) shall survive the payment of Obligations and the termination or non-renewal of this Agreement.

          (f) Nothing contained herein shall be deemed or construed to grant Borrower any right or authority to pledge the credit of Lender in any manner. Lender shall have no liability of any kind with respect to any Letter of Credit Accommodation provided by an issuer other than Lender unless Lender has duly executed and delivered to such issuer the application or a guarantee or indemnification in writing with respect to such Letter of Credit Accommodation. Borrower shall be bound by any interpretation made in good faith by Lender, or any other issuer or correspondent under or in connection with any Letter of Credit Accommodation or any documents, drafts or acceptances thereunder, notwithstanding that such interpretation may be inconsistent with any instructions of Borrower. Lender shall have the sole and exclusive right and authority to, and Borrower shall not at any time an Event of Default exists or has occurred and is continuing, (A) approve or resolve any questions of non-compliance of documents, (B) give any instructions as to acceptance or rejection of any documents or goods or (C) execute any and all applications for steamship or airway guaranties, indemnities or delivery orders. Borrower shall not without the prior written consent of Lender (A) grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances, or documents, or (B) agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications, Letter of Credit Accommodations, or documents, drafts or acceptances thereunder or any letters of credit included in the Collateral. In connection with this subsection (f), Lender may take such actions either in its own name or in Borrower's name.

          (g) Any rights, remedies, duties or obligations granted or undertaken by Borrower to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been granted or undertaken by Borrower to Lender. Any duties or obligations undertaken by Lender to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement by Lender in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been undertaken by Borrower to Lender and to apply in all respects to Borrower.

                                      -3-
C/M: 11115.0000 428474.10

     1.5A The current Section 2.2 (which is now re-numbered Section 2.3 hereby) shall have deleted from it the following sentence, "As of the date hereof, and until otherwise determined by the Lender, the Availability Reserve shall be maintained at $750,000."

     1.6 Section 3.4 shall be amended to add after the words "outstanding Revolving Loans" and before the words "during the immediately preceding month" the words "and Letter of Credit Accommodations".

     1.7 Section 4.2 shall be amended to (x) amend the heading to "Conditions Precedent to All Loans and Letter of Credit Accommodations", (y) amend the lead in language after the words "making Loans" to read "and providing Letter of Credit Accommodations to Borrower, including the initial Loans and the Letter of Credit Accommodations and any future Loans and Letter of Credit Obligations" and (z) to amend subsection (a) after the words "each such Loan" and before the words "and after giving" the words "or providing such Letter of Credit Accommodations".

     1.8 Section 6.1 shall be amended to add after the words "(a) all Loans" and before the words "and other Obligations", the words ", Letter of Credit Accommodations"

     1.9 Section 6.5 shall be amended in its entirety as follows:

          6.5 Authorization to Make Loans. Lender is authorized to make the Loans and provide the Letter of Credit Accommodations based upon telephonic or other instructions received from anyone purporting to be an officer of Borrower or other authorized person or, at the discretion of Lender, if such Loans are necessary to satisfy any Obligations. All requests for Loans or Letter of Credit Accommodations hereunder shall specify the date on which the requested advance is to be made or Letter of Credit Accommodations established (which day shall be a business day) and the amount of the requested Loan or Letter of Credit Accommodations. Requests received after 10:30 a.m. California time on any day shall be deemed to have been made as of the opening of business on the immediately following business day. All Loans and Letter of Credit Accommodations under this Agreement shall be conclusively presumed to have been made to, and at the request of and for the benefit of, Borrower when deposited to the credit of Borrower or otherwise disbursed or established in accordance with the instructions of Borrower or in accordance with the terms and conditions of this Agreement.

     1.10 Section 6.6 shall be amended to add after the words "All other Loans made" and before the words "by Lender" the words "or Letter of Credit Accommodations provided"

     1.11 Section 8 is amended by adding after the word "Loans" in the lead in language and before the words "by Lender to Borrower" in the lead in language the words "and the providing of Letter of Credit Accommodations"

     1.12 Section 9.10(d) is amended by inserting at the end of thereof the words, "and guarantees of Ampex's obligations in connection with any Letter of Credit Accommodations or guarantees by Ampex thereof".

     1.13 Section 9.12 is amended by adding after the words "pursuant to the RSSA," and before the words "Borrower shall not enter into" the words "and except for transactions with Ampex involving any Letter of Credit
Accommodations or guarantees thereof,"

     1.14 Section 9.17 is amended by inserting the following lead in language before subparagraph (a) thereof: "Except with respect to any Letter of Credit Accommodations and any related guarantees thereof:".

     1.15 Section 9.14(f) shall be amended to remove after the words "and office;" and before "(g)" the word "and"

                                      -4-
C/M: 11115.0000 428474.10

     Section 9.14(g) shall be amended to remove the period after the words "the foregoing" and inserting a semi-colon

     There shall be a new subsection (h) which shall read in its entirety:

          (h) charges, fees or expenses charged by any bank or issuer in connection with the Letter of Credit Accommodations.

     1.16 Section 9.21 shall be amended (x) by adding after the words "making of loans" and before the words "contained herein" the words "and providing Letter of Credit Accommodations" and (y) by adding after the words "make any further Loans" and before the words "until Lender" the words "or provide any further Letter of Credit Accommodations"

     1.17 Section 10.2(d)(i) and (ii) shall be amended in its entirety as follows:

          (i) cease making Loans or arranging for Letter of Credit Accommodations or reduce the lending formulas or amounts of Revolving Loans and Letter of Credit Accommodations available to Borrower and/or
     (ii) terminate any provision of this Agreement providing for any future Loans or Letter of Credit Accommodations to be made by Lender to Borrower.

     1.18 Section 12.1(a) shall be amended by inserting after the words "contingent Obligations," and before the words "including checks or other" the words "and issued and outstanding Letter of Credit Accommodations,"

     1.19 Section 12.4 shall be amended by inserting after the words "all or any part of the Loans" and before the words "or any other interest herein" the words ",the Letter of Credit Accommodations"

     SECTION 2. MISCELLANEOUS

     2.1 The Borrower reaffirms and restates that representations and warranties set forth in Section 8 of the Loan Agreement and confirms that each such representation and warranty shall be true and correct on the date hereof with the same force and effect as if made on such date. In addition, the Borrower represents and warrants (which representations and warranties shall survive the execution and delivery hereof) that (a) no Defaults or Events of Default exist as of the date hereof, (b) the Borrower has taken or caused to be taken all necessary corporate action to authorize the execution and delivery of this Amendment, and (c) no consent of any other person (including, without limitation, shareholders or creditors of the Borrower), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution and performance of this Amendment other than such that have been obtained.

     2.2 Except as herein expressly amended, each of the Loan Agreement and Loan Documents is hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with its terms.

     2.3 All references to the Loan Agreement in various Loan Documents shall mean the Loan Agreement as amended hereby and as the same may in the future be amended, restated, supplemented or modified from time to time. Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Loan Agreement.

     2.4 This Amendment may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.


                                      -5-
C/M: 11115.0000 428474.10

     2.5 THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

                                     AMPEX FINANCE CORPORATION


                                     By:    /s/Ramon Venema
                                     Name:  Ramon Venema
                                     Title: Vice President


                                     CONGRESS FINANCIAL CORPORATION
                                     (WESTERN)


                                     By:   /s/Christine Metchikian
                                     Name: Christine Metchikian
                                     Title:


                                      -6-
C/M: 11115.0000 428474.10

                                                                  Exhibit 10.15

                            STOCK PURCHASE AGREEMENT

     AGREEMENT, dated as of October 22, 1996, between Ampex Corporation, a Delaware corporation (the "Corporation") and Edward J. Bramson, Chairman and Chief Executive of the Corporation (the "Executive").

                             Preliminary Statement.

     2.6 The Board of Directors of the Corporation has authorized the Corporation to sell to the Executive or his permitted designee up to 400,000 shares of the Class A Common Stock, par value $0.01 ("Common Stock") of the Corporation, as an inducement to the Executive to remain as an officer and director of the Corporation, all on the terms set forth in this Agreement; and

     2.7 The Corporation and the Executive are entering into this Agreement in order to evidence the terms of sale to the Executive, and set forth the terms and conditions thereof.

     (a) Agreement of Sale. The Corporation hereby agrees to sell to the Executive up to 400,000 shares (the "Shares") of Common Stock, at a price of $6.875 per share, upon and subject to the terms and conditions set forth hereinbelow.

     (b) Purchase Procedure and Payment.

     (i) Purchase Procedure.

          (i) Subject to the conditions set forth in this Agreement, (1) the Executive may purchase the Shares at any time prior to October 31, 1996 by the delivery of written notice (the "Purchase Notice") to the Corporation, and (2) the Purchase Notice shall specify the number of Shares to be purchased and the name of any Permitted Designee (as defined below) in which the Shares being purchased shall be registered, and shall contain the following representations and warranties of the Executive: (u) the Executive is acquiring the Shares directly or through his Permitted Designee (as the case may be) for his own account and not with a view to, or present intention of, distribution thereof in violation of the Securities Act of 1933 (the "1933 Act") or any applicable state securities laws and will not sell or permit his Permitted Designee to sell or otherwise transfer the Shares unless registered or exempt from registration under the 1933 Act and such state laws, (v) the Executive is able to bear the economic risks of his investment in the Shares for an indefinite period of time, (w) the Executive is familiar with the business, financial or other condition, assets, liabilities, properties, operations, management and prospects of the Corporation, (x) the Executive has had full access to such information concerning the Corporation as he has requested and is satisfied that there is no material information concerning the Corporation of which he is unaware, (y) the Executive has knowledge, skill and experience in business, financial and investment matters so as to enable the Executive to understand and evaluate the merits and risks of an investment in the Shares and form an investment decision with respect thereto and (z) acknowledges that a portion of the Shares is subject to repurchase by the Corporation under certain circumstances as provided below.

          (ii) Upon receipt of the Purchase Notice and of the payment therefor specified below, the Corporation shall deliver to the Executive or his Permitted Designee a certificate or certificates representing the Shares being purchased, at the Corporation's sole cost and expense. Unless registered under the 1933 Act, such certificate or certificates representing the Shares sold to the Executive pursuant to this Agreement shall bear the following legend:


C/M: 11115.0000 428474.10

          "THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND ACCORDINGLY MAY NOT BE OFFERED, SOLD OR
          OTHERWISE DISPOSED OF IN THE ABSENCE OF AN EFFECTIVE
          REGISTRATION STATEMENT UNDER SUCH ACT EXCEPT PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT."

     (ii) Payment. Subject to the provisions of paragraph 3 below, the Executive shall pay for the Shares purchased pursuant to this Agreement by delivery of (i) cash, or a check in good funds payable to the Corporation, in an amount equal to twenty percent (20%) of the purchase price, and (ii) a promissory note (the "Note") of the Executive for the balance, and a related pledge agreement (the "Pledge Agreement"), in form and substance reasonably satisfactory to counsel to the Corporation. The Note shall bear interest, payable annually on each December 31 during the term thereof and at maturity, at the Applicable Federal Rate (as defined in the Internal Revenue Code); shall be due and payable in a single installment on the fifth anniversary date thereof; shall be secured by a pledge of all the Shares under the Pledge Agreement; and shall otherwise conform to the terms specified in the resolutions of the Board of Directors of the Corporation which authorized the sale.

     (c) Non-Assignability. The Executive shall not assign, transfer, or otherwise dispose of his rights under this Agreement, except that Executive may cause a "Permitted Designee", as defined below, to purchase, pay for and hold the Shares in its name and for its own account. At the Executive's election, specified in any Purchase Notice, the Corporation shall issue and deliver the certificate or certificates representing the Shares being purchased by the Executive or his Permitted Designee, against receipt by the Corporation from the Permitted Designee of the cash and a Note and Pledge Agreement containing terms specified in paragraph 2(b) above, duly executed and delivered by the Permitted Designee (in lieu of the Executive), in payment of the purchase price specified above. The term "Permitted Designee" shall mean a corporation, limited liability company, partnership or other entity which, at the time of purchase, is controlled solely by the Executive.

     (d) Registration Rights. The Corporation hereby grants to the Executive or his Permitted Designee (as the case may be) the right to cause the Corporation to register the Shares purchased hereunder for sale under the 1993 Act, on terms comparable to those contained in the Registration Rights Agreement, dated as of February 10, 1995, between the Corporation and Sherborne Investments Corporation, as currently in effect.

     (e) Repurchase Rights. The Corporation shall have the right to repurchase from the Executive or his Permitted Designee (as the case may be) up to 200,000 Shares purchased by the Executive pursuant to this Agreement, at $6.875 per share, if the Executive shall voluntarily resign as both an officer and a director of the Corporation or shall be terminated for Cause (as defined below), prior to the second anniversary of the date of this Agreement, or to repurchase up to 100,000 of such shares, at $6.875 per share, if the Executive shall so resign or shall be terminated for Cause on or after the second anniversary of the date of this Agreement and before the third anniversary of the date of this Agreement, in either case by delivery to the Executive of written notice of repurchase within 30 days after the effective date of his resignation or termination. In the event of any such repurchase, the Corporation shall refund to the Executive (or his Permitted Designee, as the case may be) the amount of cash paid for such Shares (including any principal or interest payments on the Note) and return the Note to the obligor against receipt by the Corporation of the certificate representing the Shares so repurchased and a new Note in the appropriate principal amount. The Executive shall take all actions reasonably required in order to cause his Permitted Designee to comply with the terms of this paragraph 5. The term "Cause" shall mean conviction of a felony involving acts injurious to the Corporation.

     (f) Miscellaneous.

     (i) This Agreement may not be modified or amended unless evidenced in writing and signed by the Corporation and the Executive.

                                      -2-
C/M: 11115.0000 428474.10

     (ii) All notices under this Agreement shall be mailed (registered or certified) or delivered by hand or facsimile transmission addressed, if to the Corporation, at 500 Broadway, Redwood City, California 94063, attention, General Counsel, and, if to the Executive, at his office at 65 East 55th Street, New York, New York 10022, or at such other address as may be designated in writing by either of them to the other.

     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

     (iv) This Agreement shall be binding upon and inure to the benefit of the heirs, successors and assigns of the parties, subject to the limitations set forth in paragraph 3.

                                 [End of Text]

                                      -3-
C/M: 11115.0000 428474.10

     IN WITNESS WHEREOF the parties have executed this Agreement on the date first set forth above.

                                            AMPEX CORPORATION


                                            By: /s/ Craig L. McKibben
                                                Name:  Craig L. McKibben
                                                Title:    Vice President



                                                /s/ Edward J. Bramson
                                                Name:  Edward J. Bramson



                                      -4-
C/M: 11115.0000 428474.10

                                                                  Exhibit 10.17
                            FIRST AMENDMENT TO LEASE

     THIS FIRST AMENDMENT TO LEASE ("Amendment") is entered into this 20th day of December, 1996, by and between MARTIN/CAMPUS ASSOCIATES, L.P., a Delaware limited partnership ("Landlord") and AMPEX CORPORATION, a Delaware corporation ("Tenant").

                                   RECITALS

     This Amendment is based upon the following facts, understandings and intentions of the parties.

     A. Tenant and Landlord entered into that certain Lease dated January 19, 1996 (the "Lease") of certain premises located at 1220 Douglas Avenue ("Building 8"), 1250 Douglas Avenue ("Building 20") and 550 Broadway ("Building 10"), Redwood City, California, more particularly described in the Lease. Tenant and Landlord also entered into that certain lease dated January 19, 1996 (the "Temporary Lease") of certain premises (the "Temporary Premises") located at 2755 Bay Road ("Building 1"), 2655 Bay Road ("Building 2"), 401 Broadway ("Building 3"), 411 Broadway ("Building 3A"), 565 Broadway ("Building 11") and 595 Broadway ("Building 14"), Redwood City, California, more particularly described in the Temporary Lease.

     B. Landlord and Tenant have had certain disputes regarding the construction of the Tenant Improvements and the Capital Improvements.

     C. Landlord and Tenant now desire to amend the Lease to clarify and revise the obligations of Landlord and Tenant with respect to the construction of the Tenant Improvements and the Capital Improvements. Landlord and Tenant also desire to amend the Temporary Lease to clarify and revise certain provisions with respect to the payment of rent under the Temporary Lease.

     NOW, therefore, in consideration of the mutual covenants and promises set forth in this Amendment and other valuable consideration, receipt of which is hereby acknowledged, the parties do hereby agree as follows:

C/M: 11115.0000 428474.10

     1. Definitions. Terms defined in the Lease shall have the same meanings when used in this Amendment.

     2. Capital Improvements. Section 3(B) of the Lease is hereby deleted in its entirety and the following is hereby substituted in its place:

               B. Capital Improvements.

          (i) The term "Capital Improvements" shall mean the Initial Capital Improvements and the Deferred Capital Improvements, collectively.

          (ii) The term "Initial Capital Improvements" shall mean only the following improvements to be made to the Premises by Landlord: (aa) installation of a new roof on Buildings 8, 10 and Building 20, as shown on (and with warranties described in) the Final Plans and Specifications; (bb) purchase and installation of all components of the HVAC system for the Premises, in accordance with the Final Plans and Specifications, including all HVAC mechanical equipment to be located on, in or around the Buildings, the main air distribution system, and all HVAC duct work, distribution, related electrical and structural work and controls (only as expressly shown on Exhibit A attached to the Amendment); (cc) installation of new landscaping on the Premises; (dd) repair, resurfacing and restriping the parking lots located on the Premises;
(ee) completion of structural repairs to the Premises in accordance with the report prepared by Cecil Wells dated December 27, 1995; (ff) painting the exterior of each Building; and (gg) completion of the certain work required to bring the Premises into compliance with laws, codes, ordinances and regulations (the "Code Compliance Work"); provided, however, that the Initial Capital Improvements shall not include the following work or expenses (all of which shall be included in the Tenant Improvement Work, defined below): (A) all electrical work in Building 8 shown on the Final Plans and Specifications; (B) installation of the acoustical ceiling in Building 20 as shown on the Final Plans and Specifications; (c) interior painting and VWC in Building 20; (D) installation of fire sprinklers in Building 20 as shown on the Final Plans and Specifications; and (E) process piping in the Premises associated with Tenant's manufacturing activities in the Premises. The Initial Capital Improvements and Tenant Improvements line item breakdown is shown on Exhibit A attached to the Amendment, provided that such breakdown does not contain separate line items for the Code Compliance Work, which is included in some of the line items shown on Exhibit A attached to the Amendment under the column for Initial Capital Improvements. Notwithstanding the breakdown contained in Exhibit A, if the cost of the Initial Capital Improvements exceeds the amount set forth on Exhibit A in the aggregate, plus the applicable portion of the contingency line item, then Landlord shall be responsible for any such excess costs, subject only to the provisions of Section 6 of the Work Letter.

          (iii) There shall be no "Deferred Capital Improvements" as such term is used in the Lease.

          (iv) The term "Amendment" shall mean that certain First Amendment to Lease, dated December 20 1996, between Landlord and Tenant.

          (v) The term "Final Plans and Specifications" shall mean those certain plans and specifications described on Exhibit B attached to the Amendment, as such plans and specifications may be modified by change orders approved in writing by Landlord and Tenant pursuant to the terms of Section 6 of the Work Letter Agreement attached to the Lease as Exhibit B (the "Work Letter").

     3. Tenant Improvements. Section 3(R) of the Lease is hereby deleted in its entirety and the following is hereby substituted in its place:

                                      -2-
C/M: 11115.0000 428474.10

          R. Tenant Improvements. All improvements and personal property shown on the Final Plans and Specifications, but the Tenant Improvements shall not include the Capital Improvements. The Cost of Tenant Improvements shall also include the cost of removal of the friable asbestos in Building 10 described in the work order attached as Exhibit C to the Amendment. The foregoing sentence shall not expand or limit any obligations regarding asbestos abatement under the Purchase and Sale Agreement dated November 29, 1995 (as amended) between Landlord's predecessor in interest and Tenant.

     4. Capital Improvement Work. The first six (6) sentences of Section 10(A) of the Lease are hereby deleted in their entirety and the following is hereby substituted in their place:

          A. Capital Improvements. Except for the parking lot, landscaping and punch list items, Landlord has completed the Initial Capital Improvements required for the Commencement Date to occur. The cost of $2,498,500.00 shall be paid by Tenant ("Tenant's Share of Initial Capital Improvements Costs"), and the cost of any Initial Capital Improvements in excess of $2,498,500.00 shall be paid by Landlord without reimbursement by Tenant; provided, however, that Tenant shall also pay the net increased cost of Initial Capital Improvements resulting from any change orders requested by Tenant pursuant to Section 6 of the Work Letter.

     5. Capital Improvement Costs. The following is hereby inserted at the end of Section 10(A) of the Lease:

          The parties agree that the costs of the Initial Capital Improvements and the "Tenant Improvement Cost", as defined in the Work Letter, may not be separately allocated or segregated in Landlord's contracts with its general contractor. The parties have agreed to the allocation of all hard and soft costs, permit fees and other costs and expenses incurred in connection with the Tenant Improvements and the Capital Improvements as set forth in Exhibit A, subject to the provisions of Section 6 of the Work Letter.

     6. Note Credit. The following is hereby added to the Lease as a new
Section 10 (C) :

          C. Note Credit. In consideration for Landlord's construction of the Capital Improvements and payment of all Initial Capital Improvement Costs in excess of Tenant's Share of Initial Capital Improvement Costs, upon substantial completion of the Initial Capital Improvements, Landlord shall receive a credit in an amount equal to $705,973.00 (the "Note Credit") against payment of that certain promissory note in the original principal amount of $6,500,000.00, dated January 19, 1996, executed by Landlord in favor of Tenant. A form of amendment to the Note is attached to the Amendment as Exhibit D (the "Note Amendment"). The Note Credit shall be reduced by an amount equal to the net cost savings, if any, resulting from any approved change orders requested by Tenant after the date of the Amendment, and approved by Landlord, for the Initial Capital Improvements work described in Section 3 (B) (ii) (bb) and
(gg), but in no event shall the Note Credit be reduced below zero.

     7. Work Letter. The first sentence of the Work Letter is hereby deleted in its entirety and the following is substituted in its place: "In connection with the Tenant Improvements to be installed in the Premises, the parties hereby agree as follows:"

                                      -3-
C/M: 11115.0000 428474.10

     8. Final Plans and Specifications. Landlord and Tenant hereby approve the plans and specifications described on Exhibit B attached to this Amendment (other than the parking lot plan and the landscaping plan). Landlord and Tenant hereby agree that the plans and specifications described on Exhibit B attached to this Amendment (other than the parking lot plan and the landscaping plan) shall constitute the "Final Plans and Specifications" for all purposes under the Lease and the Work Letter.

     9. Budget. Landlord and Tenant hereby approve the cost estimate for Tenant Improvement costs shown on Exhibit A attached to this Amendment. Landlord and Tenant hereby agree that the cost estimate attached to this Amendment as Exhibit A shall constitute the cost estimate described in Section 2 of the Work Letter. Moreover, Landlord shall cause the Tenant Improvements to be constructed by Devcon Construction Company ("Devcon") pursuant to a guaranteed maximum cost contract (the "Devcon Contract") having such estimate as the guaranteed maximum cost for the Tenant Improvements, subject to the provisions of Section 6 of the Work Letter; provided, however, if the actual cost of any Tenant Improvement line item that is identified as an allowance item on Exhibit A attached to the Amendment ("Allowance Item") exceeds the amount set forth on Exhibit A for such Allowance Item, then Tenant shall pay such excess amount. Prior to using any amount from the contingency line item, approval from Ampex shall be requested by Devcon or Landlord, but if Tenant's representative is not available, delay in obtaining such approval would delay completion of the Tenant Improvement Work and no more than $5,000 from the contingency line item (in the aggregate) will have been used after using the requested amount from such contingency line item, such amount may be utilized. Tenant shall be made a beneficiary to the Devcon Contract, and the Devcon Contract shall include a provision that Devcon's response to all change order requests shall be reasonable.

     10. Tenant Improvement Costs. The first three lines of Section 5 of the Work Letter are hereby deleted in their entirety, and the following are substituted in their place:

     Tenant shall pay all actual costs and expenses incurred in connection with the design, governmental approval, purchase, construction and installation of the Tenant Improvements (the "Tenant Improvement Costs"), which shall include, without limitation, the following:

     11. HVAC Cost. The following phrase shall be deleted from Section 5 (d) of the Work Letter: "and the cost of relocating all HVAC within the Buildings to accommodate Tenant's space plan".

                                      -4-
C/M: 11115.0000 428474.10

     12. Change Requests. The third, fourth and last sentences of Section 6 of the Work Letter are hereby deleted in their entirety. The following is hereby substituted in place of the last sentence of Section 6 of the Work Letter.

     For any change order requested by Tenant which does not require significant changes in the Capital Improvements or the Tenant Improvements (collectively, the "Work") , Landlord shall respond within three (3) business days by providing Tenant with a written response (a "Change Order Response") setting forth whether Landlord disapproves the requested change order (in which case Landlord shall set forth with specificity the reasons for such disapproval, which must be reasonable) or, if such change order is acceptable to Landlord, the net increase or decrease in cost resulting from the implementation of the requested change order, together with a reasonably detailed calculation of such changes in cost and the delay. For change orders requested by Tenant which require significant changes in the Work the Change Order Response shall be submitted by Landlord as soon as reasonably possible. Amounts attributable to contractor's and subcontractor's profit and overhead shall not exceed the percentage charged for the same category in the applicable construction contract or subcontract. Tenant may request additional information from Landlord regarding the Change Order Response. Tenant may thereafter instruct Landlord to implement the requested change order or may request Landlord to modify the requested change order. No requested change order shall be implemented without Tenant's express written instruction, nor shall any Work be delayed nor shall Landlord be obligated to delay any Work, unless and until Tenant gives much express written instruction. The net change in cost of the Work and the delay (if any) set forth in the Change Order Response which Tenant elects to implement shall be binding on the parties and shall be paid by Tenant as set forth in Paragraph 4 of this Work Letter. Landlord shall have no obligation to approve any Letter. Landlord shall have no obligation to approve any change orders requested and implemented by Tenant which would extend the substantial completion of the Work by more than fifteen (15) calendar days, in the aggregate, beyond the date such substantial completion would otherwise take place. The parties hereby agree that it shall be reasonable for Landlord to disapprove any requested changes if such changes: (i) do not conform to applicable governmental rules and regulations, (ii) have a material adverse effect on the structural integrity or systems of the Buildings, or (iii) Landlord reasonably determines that the changes are of lesser quality than the overall quality of the Premises. The net increased cost of any changes to the Plans and Specifications requested by Landlord or required for any reason other than a request by Tenant shall be paid by Landlord.

     13. Tenant Delays. The Lease is hereby amended to add the following
Section 7 of the Work Letter. In addition, to the extent applicable, the Temporary Lease is hereby amended by the following:

          7. Tenant Delays. Notwithstanding any provision of the Temporary Lease to the contrary, in addition to the provisions of Section 6 of this Work Letter, if at any time after the date of the Amendment (except as set forth in the following sentence) a Tenant Delay, defined below, occurs, the Commencement Date (and the Rent Commencement Date for the Building or Buildings affected by such Tenant Delay) shall be deemed to occur on the date that such Commencement Date (and Rent Commencement Date) would have occurred without such delay. The parties agree that, as of the date hereof, there has been no Tenant Delay and that Tenant owes no rent under the Temporary Lease. The term "Tenant Delay" shall mean any delay that Landlord may encounter in the performance of Landlord's obligations under the Lease because of any act or omission of any nature by Tenant or its agents or contractors, including any delay attributable to Tenant or its contractors or subcontractors interfering with

                                      -5-
C/M: 11115.0000 428474.10

     Landlord's contractor. Tenant shall pay all actual, reasonable costs and expenses incurred by Landlord which result from any Tenant Delay, including, without limitation, any actual costs and expenses attributable to increases in the cost of labor or materials. Tenant Delay shall not include time taken by Landlord or its contractor to provide reasonable amounts of back up information requested in writing by Tenant.

          No Tenant Delay shall be deemed to have occurred under this Section 7 unless and until Landlord has given written notice to Tenant specifying the action or inaction which Landlord contends constitutes a Tenant Delay. If such action or inaction in not cured within two (2) business days after Tenant's receipt of such notice, then a Tenant Delay, as set forth in such notice, shall be deemed to have occurred commencing as of the date Tenant received such notice and continuing for the number of days the substantial completion of the Capital Improvements or the Tenant Improvements was in fact delayed as a direct result of such action or inaction.

     14. Representations and Warranties of Tenant. As a material inducement to Landlord to enter into this Amendment, Tenant represents and warrants to Landlord that, as of the date of this Amendment:

          14.1. No Defaults. The Lease is in full force and effect. There are no defaults by Landlord or Tenant under the Lease, and no circumstance has occurred which, but for the expiration of an applicable grace period, would constitute an event of default by Landlord or Tenant under the Lease. Tenant has no defenses or rights of offset under the Lease except as expressly provided therein.

          14.2 Authority. Tenant has full right, power and authority to enter into this Amendment, and has obtained all necessary consents and resolutions from its board of directors required (if any) under the documents governing its affairs in order to consummate this transaction, and the persons executing this Amendment have been duly authorized to do so. The Amendment and the Lease are binding obligations of Tenant, enforceable in accordance with their terms.

          14.3. No Assignments. Tenant is the sole lawful tenant under the Lease, and Tenant has not sublet, assigned or otherwise transferred any of the right, title or interest of Tenant under the Lease or arising from its use or occupancy of the Premises, and no other person, partnership, unrelated corporation or other entity has any right, title or interest in the Lease or the Premises, or the right to occupy or use all or any part of the Premises.


     15. Representations and Warranties of Landlord. As a material inducement to Tenant to enter into this Amendment, Landlord represents and warrants to Tenant that, as of the date of this Amendment:

                                      -6-
C/M: 11115.0000 428474.10

          15.1. No Defaults. The Lease is in full force and effect. There are no defaults by Landlord or Tenant under the Lease, and no circumstance has occurred which, but for the expiration of an applicable grace period, would constitute an event of default by Landlord or Tenant under the Lease. Landlord has no defenses under the Lease or the Note except as expressly provided therein.

          15.2. Authority. Landlord has full right, power and authority to enter into this Amendment, and has obtained all necessary consents and resolutions from its members required under the documents governing its affairs in order to consummate this transaction, and the persons executing this Amendment have been duly authorized to do so. The Amendment and the Lease are binding obligations of Landlord, enforceable in accordance with their terms.

          15.3. No Assignments. Landlord is the sole and lawful landlord under the Lease, and Landlord has not assigned or otherwise transferred, other than for security purposes, any of the right, title or interest of Landlord under the Lease or arising from its ownership of the Premises, and no other person, partnership, corporation or other entity has any right, title or interest in the Premises.

     16. Building Term. Item (i) set forth in the first paragraph of Section 4 of the Temporary Lease is hereby deleted in its entirety, and the following is submitted in its place:

          (i) with respect to Building 1, the Term of this Lease shall expire on October 17, 1996;

     17. Rent. Section 5(A) of the Temporary Lease is hereby amended to add the following at the end of the section:

     In addition to the foregoing, with respect to Building 1, Tenant shall pay Monthly Rent of $32,600.00 for the eighth (8th) month of the Term and $35,000.00 for the ninth (9th) month of the Term, prorated on the basis of a thirty (30) day month for any partial month.

     18. Execution of Documents. Concurrent with the execution of this Amendment, Landlord and Tenant shall execute the Note Amendment and a memorandum confirming that March 22, 1996 is the commencement date of the Building 22 Lease.

     19. Execution of Documents. This Amendment is and shall constitute an amendment to the Lease and shall be effective as of the date of this Amendment. Except as modified hereby, all of the terms and conditions of the Lease shall remain in full force and effect. This Amendment is and shall also constitute

                                      -7-
C/M: 11115.0000 428474.10
an amendment to the Temporary Lease and shall be effective as of the date of this Amendment. Except as modified hereby, all of the terms and conditions of the Temporary Lease shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment the day and year first above written.

                          LANDLORD: MARTIN/CAMPUS ASSOCIATES, L.P., a
                                    Delaware limited partnership

                                    By: Martin/Redwood Partners, L.P.,
                                             a California limited partnership
                                             General Partner

                                    By: The Martin Group of Companies, Inc.,
                                              a California corporation


                                    By:----------------------------------------

                                        Its:-----------------------------------


                          TENANT:   AMPEX CORPORATION,
                                    a Delaware corporation



                                    By:----------------------------------------
                                        Its:-----------------------------------


                                      -8-
C/M: 11115.0000 428474.10

                                   EXHIBIT D

           FIRST AMENDMENT TO SECURED PURCHASE MONEY PROMISSORY NOTE

     THIS FIRST AMENDMENT TO SECURED PURCHASE MONEY PROMISSORY NOTE is entered into this 20th day of December, 1996 by and between MARTIN/CAMPUS ASSOCIATES, L.P., a Delaware limited partnership ("Debtor"), and AMPEX CORPORATION, a Delaware corporation ("Creditor").

                                   RECITALS

     This Amendment is based an the following facts, understandings and intentions of the parties.

     A. Debtor and Creditor entered into that certain Secured Purchase Money Promissory Note in the principal amount of $6,500,000 on January 24, 1996 (the "Note") in connection with their entrance into a purchase and sale agreement dated January 19, 1996 (the "Purchase Agreement"). Debtor and Creditor entered into a lease dated as of January 19, 1996 and amended as of December 20, 1996 (collectively, the "Lease").

     B. Pursuant to the Lease, Debtor has agreed to perform certain tenant improvements and capital improvements in return for which Creditor has agreed to grant Debtor a credit of up to $705,973 towards the principal amount due under the Note, which amount is subject to reduction if Creditor achieves cost savings through approved change orders (the "Note Credit")

     C. Landlord and Tenant now desire to amend the Note to provide for an offset in the amount of the Note Credit.

     NOW, THEREFORE, THE PARTIES HERETO AGREE AS FOLLOWS:

     1. Amendment to Note. This Amendment is and shall constitute an amendment to the Note and shall be effective as of the date of this Amendment. The Note is hereby amended by adding the following paragraph to the Note so that it is the first full paragraph on page 9:

          "3. The amount credited to Debtor as a Note Credit up to $705,973.00, pursuant to Section 10(c) of that certain lease between Creditor and Debtor dated January 19, 1996, as amended by the First Amendment to Lease dated December 20, 1996."

Except as modified hereby, all the terms and conditions of the Note shall remain in full force and effect.


C/M: 11115.0000 428474.10

IN WITNESS WHEREOF, the parties hereto have executed this amendment the day hereinabove written.

CREDITOR:         AMPEX CORPORATION,
                  a Delaware corporation


                  By:--------------------------------
                      Its:---------------------------

DEBTOR:           MARTIN/CAMPUS ASSOCIATES, L.P.,
                  a Delaware limited partnership

                  By:      Martin/Redwood Partners, L.P.,
                           a California limited partnership
                           General Partner

                           By: THE MARTIN GROUP OF COMPANIES, INC., a California corporation
                                    General Partner


                           By:-------------------------------
                                Its:-------------------------



                                      -2-
C/M: 11115.0000 428474.10



                                                                                                                        Exhibit 11.1



                                                                                      Ampex Corporation
                                                                              Computation of Per Share Earnings

                                                                               For the Year Ended December 31,
                                               ------------------------------------------------------------------------------------

                                                     1996         1996         1995       1995         1994         1994
                                                          Supplementary(2)           Supplementary(1)          Supplementary(1)

                                               -----------------------------------------------------------------------------

Weighted average common stock                   43,307,645  44,812,173   31,964,682    33,385,878   20,555,928   28,206,198

Plus: Common stock equivalent warrants            184,173      184,173    2,545,905     2,545,905    2,357,376    2,357,376
Plus: Common stock equivalent stock options      1,231,213   1,231,213      509,514       509,514             -           -
                                               -----------  -----------  -----------  ------------ ------------  -----------
Adjusted weighted average common stock          44,723,031  46,227,559   35,020,101    36,441,297   22,913,304   30,563,574
                                               -----------  -----------  -----------  ------------ ------------  -----------

Income from continuing operations               12,741,000  12,741,000   19,407,000    19,407,000   15,542,000   15,542,000

Less: Redeemable convertible preferred
  stock accretion                                        -           -    (783,248)             -  (5,905,185)            -
                                               -----------  -----------  -----------  ------------ ------------  -----------
Adjusted income from continuing operations      12,741,000  12,741,000   18,623,752    19,407,000    9,636,815   15,542,000

                                               -----------  -----------  -----------  ------------ ------------  -----------

Primary income per share from
  continuing operations                              $0.28        $0.28        $0.53         $0.53        $0.42        $0.51
                                               ===========  ===========  ===========  ============ ============  ===========

Net income                                      12,741,000  12,741,000   63,293,000    63,293,000   15,542,000   15,542,000

Less: Redeemable convertible preferred
  stock accretion                                        -            -    (783,248)             -  (5,905,185)            -
                                               -----------  -----------  -----------  ------------ ------------  -----------
Adjusted net income                             12,741,000  12,741,000   62,509,752    63,293,000    9,636,815   15,542,000

                                               -----------  -----------  -----------  ------------ ------------  -----------

Primary income per share                            $0.28        $0.28        $1.78         $1.74        $0.42        $0.51
                                               ===========  ===========  ===========  ============ ============  ===========


Weighted average common stock                   43,307,645  44,812,173   31,964,682    33,385,878   20,555,928   28,206,198

Plus: Common stock equivalent warrants            184,420      184,420    2,551,561     2,551,561    2,357,376    2,357,376
Plus: Common stock equivalent stock options     1,395,338    1,395,338      602,067       602,067            -            -
Plus: Weighted average shares on
  conversion of notes                                   -            -    8,522,598     8,522,598    5,689,537    5,689,537
Plus: Weighted average shares on
  conversion of preferred stock                         -            -    3,602,658             -   19,393,034            -
                                               -----------  -----------  -----------  ------------ ------------  -----------
Adjusted weighted average common stock          44,887,403  46,391,931   47,243,566    45,062,104   47,995,875   36,253,111

                                               -----------  -----------  -----------  ------------ ------------  -----------

Income from continuing operations               12,741,000  12,741,000   19,407,000    19,407,000   15,542,000   15,542,000

Plus: Interest on notes                                 -            -    2,550,210     2,550,210    1,597,485    1,597,485
                                               -----------  -----------  -----------  ------------ ------------  -----------
Adjusted income from continuing operations      12,741,000  12,741,000   21,957,210    21,957,210   17,139,485   17,139,485

                                               -----------  -----------  -----------  ------------ ------------  -----------

Fully diluted income per share
  from continuing operations                         $0.28        $0.27        $0.46         $0.49        $0.36        $0.47
                                               ===========  ===========  ===========  ============ ============  ===========

Net income                                      12,741,000  12,741,000   63,293,000    63,293,000   15,542,000   15,542,000

Plus: Interest on notes                                 -            -    2,550,210     2,550,210    1,597,485    1,597,485
                                               -----------  -----------  -----------  ------------ ------------  -----------
Adjusted net income                             12,741,000  12,741,000   65,843,210    65,843,210   17,139,485   17,139,485

                                               -----------  -----------  -----------  ------------ ------------  -----------

Fully diluted income per share                      $0.28        $0.27        $1.39         $1.46        $0.36        $0.47
                                               ===========  ===========  ===========  ============ ============  ===========


Note: In 1994, the stock options are anti-dilutive.
Note: In 1996, the conversion of notes are anti-dilutive.



(1) Under an Exchange Agreement dated February 14, 1995, 89,192 shares of 8% Cumulative Redeemable Convertible Preferred Stock originally issued in April 1994 were exchanged for 69,970 shares of 8% Noncumulative Redeemable Preferred Stock and 11,006,713 shares of Common Stock. The Supplementary column above indicates the primary and fully diluted income per share, if this exchange had occurred when the 8% Cumulative Redeemable Convertible Preferred Stock was initially issued. See Note 3 of Notes to Consolidated Financial Statements.

(2) The 1996 Supplementary column above indicates the primary and fully diluted income per share. If the zero-coupon notes had been converted to Common Stock at the beginning of the year as opposed to the actual conversions through the period February 9, 1996 to April 1, 1996.

                                      -1-
C/M: 11115.0000 428474.10

                                                                   Exhibit 21.1
                               AMPEX CORPORATION
                              LIST OF SUBSIDIARIES

                                                   Jurisdiction of
Name                                               Incorporation

Ampex Data Systems Corporation ..................  Delaware
Ampex Finance Corporation .......................  Delaware
Ampex International Credit Corporation...........  Delaware
Ampex International Sales Corporation ...........  California
Ampex Canada Inc. ...............................  Canada
Ampex Cintas Magneticas, S.A. ...................  Mexico
Ampex de Colombia, S.A. .........................  Colombia
Ampex de Mexico, S.A. de C.V. ...................  Mexico
Ampex do Brasil Electronica Ltd. ................  Brazil
Ampex Europa GmbH ...............................  Germany
Ampex International S.A. ........................  Switzerland
Ampex Italiana SRL ..............................  Italy
Ampex Japan Ltd..................................  Japan
Ampex S.A. (1) ..................................  Belgium
Ampex S.A.R.L. ..................................  France
Ampex Scandinavia AB (1) ........................  Sweden
Electronica Ampex S.A.C.I. (1) ..................  Argentina
Xepma Great Britain Limited (1) .................  United Kingdom

(1)      Dissolution pending


                                      -1-
C/M: 11115.0000 428474.10

                                                                   EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in (i) the registration statement of Ampex Corporation on Form S-8 (File No. 33-77664), (ii) the registration statement of Ampex Corporation on Form S-8 (File No. 33-92640),
(iii) the Post-Effective Amendment No. 1 on Form S-3 to Form S-1 registration statement of Ampex Corporation (File No. 33-91312) and (iv) the registration statement of Ampex Corporation on Form S-3 (File No. 333-5115), of our report dated March 7, 1997, on our audits of the consolidated financial statements and financial statement schedules of Ampex Corporation as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

San Francisco, California
March 7, 1997

                                      -1-
C/M: 11115.0000 428474.10

                                AMPEX CORPORATION

                                    FORM 10-K

                          Year Ended December 31, 1996

                                      INDEX                              Page

 PART I                                                                     3
 ITEM 1.    BUSINESS                                                        3
 ITEM 2     PROPERTIES                                                     17
 ITEM 3.    LEGAL PROCEEDINGS                                              18
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                        18
 ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT                           18

 PART II                                                                   20
 ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                                    20
 ITEM 6.    SELECTED FINANCIAL DATA                                        22
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  22
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA                                                           28
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE                                                     28

 PART III                                                                  28
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
            COMPANY                                                        28
 ITEM 11.   EXECUTIVE COMPENSATION                                         28
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                          28
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                                   28

 PART IV                                                                   28
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                            28

SIGNATURES AND POWER OF ATTORNEY                                           35


                                       -i-
C/M: 11115.0000 428474.10