Form 10-Q
period 1997-03-31
AMPEX CORP /DE/
filed 1997-05-01
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
     Yes /X/ No


     As of April 15, 1997, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 45,523,597. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                          Quarter Ended March 31, 1997

                                      INDEX

                                                                                                                   Page

     PART I -- FINANCIAL INFORMATION................................................................................2

     Item 1.                 Financial Statements...................................................................2

                             Consolidated Balance Sheets (unaudited) at March 31, 1997 and
                             December 31, 1996......................................................................3

                             Consolidated Statements of Operation (unaudited) for the
                             three months ended March 31, 1997 and 1996.............................................4

                             Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1997 and 1996..........................................................5

                             Notes to Unaudited Consolidated Financial Statements...................................6

     Item 2.                 Management's Discussion and Analysis of Financial Condition and
                             Results of Operations..................................................................9

     PART II -- OTHER INFORMATION

     Item 1.                 Legal Proceedings.....................................................................14

     Item 2.                 Changes in Securities.................................................................16

     Item 3.                 Defaults Upon Senior Securities.......................................................16

     Item 4.                 Submission of Matters to a Vote of Security Holders...................................16

     Item 5.                 Other Information.....................................................................16

     Item 6(a).              Exhibits..............................................................................16

     Item 6(b).              Reports on Form 8-K...................................................................16

     Signatures              ......................................................................................17


                         PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements

           See pages 3-8.

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEEETS
                       (in thousands, except share data)
                                  (unaudited)




                                                                          March 31,         December 31,
                                                                           1997                1996
                                                                       --------------    --------------
ASSETS
Current Assets:
     Cash and cash equivalents                                         $        8,507     $      13,410
     Short-term investments                                                    22,650            17,241
     Notes receivable                                                           8,136             7,926
     Accounts receivable (net of allowances of $1,889 and $2,241)              16,895            16,721
     Inventories                                                               16,040            14,095
     Other current assets                                                       2,757             2,709
                                                                       --------------    --------------
        Total current assets                                                   74,985            72,102

     Property, plant and equipment                                              9,576            10,059
     Other assets                                                               1,980             2,331
                                                                       --------------    --------------
        Total assets                                                   $       86,541    $       84,492
                                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable                                                     $          999    $        1,075
     Accounts payable                                                           8,238             7,148
     Income taxes payable                                                         450               571
     Accrued restructuring costs                                                1,932             2,002
     Other accrued liabilities                                                 21,888            22,029
                                                                       --------------    --------------
        Total current liabilities                                              33,507            32,825
     Long-term debt                                                               628               914
     Other liabilities                                                         57,199            60,233
     Deferred income taxes                                                      1,314             1,314
     Accrued restructuring costs                                                5,136             5,596
                                                                       --------------    --------------
        Total liabilities                                                      97,784           100,882
                                                                       --------------    --------------

     Commitments and contingencies (Note 6)

     Redeemable nonconvertible preferred stock, $1,000 liquidation value:
        Authorized: 69,970 shares 1997 and 1996
        Issued and outstanding - 69,970 shares 1997 and 1996                   69,970            69,970

     Stockholders' deficit
        Preferred stock, $1.00 par value:
          Authorized: 842,838 shares 1997 and 1996
          Issued and outstanding - none 1997 and 1996                               -                  -
     Common stock, $.01 par value:
        Class A:
            Authorized:  125,000,000 shares 1997 and 1996
            Issued and outstanding - 45,523,597 shares 1997;
            45,434,417 shares 1996                                                455               454
        Class C:
            Authorized: 50,000,000 shares 1997 and 1996
            Issued and outstanding - none 1997 and 1996                             -                  -
     Other additional capital                                                 382,303           382,042
     Note receivable from stockholder                                          (3,979)           (3,979)
     Accumulated deficit                                                     (449,927)         (454,871)
     Cumulative translation adjustments                                           467               526
     Minimum pension liability adjustment                                     (10,532)          (10,532)
                                                                        --------------    --------------
        Total stockholders' deficit                                           (81,213)          (86,360)
                                                                        --------------    --------------
        Total liabilities and stockholders' deficit                     $      86,541     $      84,492
                                                                        ==============    ==============



The accompanying are an integral part of the unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)


                                                 For the three months ended
                                                 --------------------------
                                                 March 31,         March 31,
                                                   1997              1996
                                                 --------         ----------

Net sales                                      $    21,081       $    24,232

Cost of sales                                       10,562            13,371
                                               -----------       -----------
   Gross profit                                     10,519            10,861

Selling and administrative                           7,646             6,061

Research, development and engineering                3,748             3,912

Royalty income                                      (5,782)           (2,930)
                                               -----------       -----------
   Operating income                                  4,907             3,818

Interest expense                                        31               671

Amortization of debt financing costs                     -                18

Interest income                                       (778)             (751)

Other (income) expense, net                             58                (3)
                                               -----------       -----------
   Income before income taxes                        5,596             3,883


Provision for income taxes                             652               410
                                               -----------       -----------
   Net income                                  $     4,944       $     3,473
                                               ===========       ===========

Primary income per share :
   Income per share                            $      0.11       $      0.09
                                               ===========       ===========
Weighted average number of common
 shares outstanding                            $46,669,371       $39,785,140
                                               ===========       ===========

Fully diluted income per share :
   Income per share                            $      0.11       $      0.09
                                               ===========       ===========
Weighted average number of common
 shares outstanding                            $46,669,371       $45,982,319
                                               ===========       ===========


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                     For the three months ended
                                                     --------------------------
                                                     March 31,        March 31,
                                                       1997             1996
                                                     --------        ---------


Cash flows from operating activities:
 Net income                                         $   4,944        $   3,473
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation, amortization and accretion             545            1,182
     Net increase in notes receivable                    (210)            (266)
     Net (increase) decrease in accounts receivable      (641)             243
     Net increase in inventories                       (1,945)          (1,668)
     Net decrease in long-term receivable                 104                -
     Net decrease in other assets                         199              209
     Net increase (decrease) in accounts payable        1,206           (1,852)
     Net decrease in accrued liabilities and
      income taxes payable                             (1,247)            (738)
     Net decrease in other non-current obligations     (1,458)          (1,179)
     Net decrease in accrued restructuring costs         (530)          (1,104)
                                                    ---------        ---------

        Net cash provided by (used in)
         operating activities                             967           (1,700)
                                                    ---------        ---------

Cash flows from investing activities:
 Purchases of short-term investments                  (22,650)         (10,228)
 Proceeds received on the maturity of
  short-term investments                               17,241           12,885
 Additions to notes receivable                              -          (15,107)
 Additions to property, plant and equipment               (91)            (160)
 Disposals of property, plant and equipment                 -           26,334
 Deferred gain on sale of assets                         (204)           5,930
                                                    ---------        ---------
  Net cash provided by (used in)
    investing activities                               (5,704)          19,654
                                                    ---------        ---------

Cash flows from financing activities:
 Borrowings under working capital facilities           13,029           13,615
 Repayments under working capital facilities          (13,248)         (14,190)
 Repayment of secured note payable                          -           (7,333)
 Repayment of notes payable-affiliates                      -              (60)
 Proceeds from issuance of common stock                   262              275
 Proceeds from issuance of warrants                         -               16
                                                    ---------        ---------
     Net cash provided by (used in)
       financing activities                                43           (7,677)
                                                    ---------        ---------
 Effect of exchange rates on cash                        (209)             (39)
                                                    ---------        ---------
     Net increase in cash and cash equivalents         (4,903)          10,238
 Cash and cash equivalents, beginning of period        13,410            6,765
                                                    ---------        ---------
 Cash and cash equivalents, end of period           $   8,507        $  17,003
                                                    =========        =========




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

Note 2 -- Basis of Presentation

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1996 and the Audited Consolidated Financial Statements included therein.

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3  -- Income Per Common Share

         Primary income per common share for the three-month periods ended March 31, 1997 and 1996 is calculated by dividing net income by the weighted average common shares outstanding during the respective periods. The calculation of weighted average common shares assumes the exercise of common stock equivalent warrants and stock options in periods when their exercise would be dilutive. Fully diluted income per common share for the three-month periods ended March 31, 1997 and 1996 is calculated by dividing net income, as adjusted for interest on outstanding convertible notes, by the weighted average common shares outstanding, including shares issuable upon conversion of the potentially dilutive convertible notes.

         During February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which specifies the computation , presentation and disclosure requirements for income per share of common stock. SFAS 128 will become effective for the Company's year ending December 31, 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note  4 -- Supplemental Schedule of Cash Flow Information

         Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                             Three  months ended
                                         March 31,          March 31,
                                           1997               1996
                                               (in thousands)


     Interest....................   $            31       $       180
     Income taxes paid...........               773             1,337




Note 5 -- Inventories

                                        March 31,         December 31,
                                          1997                1996
                                                (in thousands)


     Raw materials...............   $         6,738       $     6,097
     Work in process.............             5,788             5,160
     Finished goods..............             3,514             2,838
                                    ---------------       -----------
         Total...................   $        16,040       $    14,095
                                     ==============       ===========




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

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7  -- Preferred Stock

         The Noncumulative Redeemable Preferred Stock is subject to optional redemption by the Company at any time and mandatory redemption, at the election of the holders thereof, on December 31, 1997, out of funds legally available therefor. Mandatory or optional redemption payments are payable in cash or, at the option of the Company, in shares of Common Stock, provided that, as a condition to redemption in shares, the average market price of the Company's Common Stock must have been at least $4 per share during the 10 trading days preceding the notice of redemption. Common Stock issued to redeem the Preferred Stock shall be valued at 90% of fair market value. As of March 31, 1997, the
Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock. In the event the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full on the scheduled redemption date, the Company would remain obligated to redeem such shares from time to time thereafter to the extent funds become legally available for redemption, and would generally be precluded from declaring any cash dividends on, or repurchasing shares of, its Common Stock, until the Noncumulative Preferred Stock has been redeemed in full. There can be no assurance that the Company will have adequate liquidity or have funds legally available to redeem the Noncumulative Preferred Stock on the redemption date or in the future. Although the Company has no plans for redemption of the Noncumulative Preferred Stock prior to maturity, it will continue to evaluate this possibility in light of market conditions, its liquidity and other factors. Any such redemption could include issuance of additional debt or equity securities or other actions that might result in dilution of current stockholders' equity interests in the Company.

Note 8  -- Income Taxes

         The provisions for income taxes in the first quarters of 1997 and 1996 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal taxes in the first quarters of 1997 and 1996 because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

         As of December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of $95.3 million, expiring in the years 2005 through 2009. As a result of certain financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards against future consolidated federal income tax liabilities will be restricted in their application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 9 -- Sale of Real Property

         In January 1996, the Company completed the sale of its real property in Redwood City, California for $36.0. The Company received $18.5 million in cash on closing and non-interest bearing secured notes with a face amount of $17.5 million. In December 1996, the Company received a scheduled payment against the notes of $8.7 million. The remaining note of $8.8 million is secured by a portion of the property sold, but the borrower is a special purpose-entity that has no material assets other than the property. The Company repaid the outstanding mortgage loan of $7.4 million associated with the real property on closing. The Company has entered into certain lease agreements with the purchaser of the property and will lease back certain facilities on the property. Future annual lease obligations under these lease agreements with noncancelable lease terms until April 2001 approximates $1.8 million per year.

         The Company funded $3.8 million of leasehold improvements in 1996 which, with interest, will be refunded by the property owner through rent credits. Rent credits of $0.8 million have been used to March 31, 1997, leaving a balance including accrued interest of $3.3 million at March 31, 1997.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -- Sale of Real Property (cont'd.)

         The  sale   resulted  in  a  gain  of   approximately   $8.3   million,
substantially all of which was deferred to be recognized in future periods. Approximately $2.3 million of the gain represents imputed interest on the secured notes (and will be recognized over the terms of the notes), and $4.2 million will be recognized over a five-year period representing the noncancelable portion of two of the Company's leases relating to the property. The remaining $1.8 million will be deferred for four years. If, at that time, the Company decides to continue the two leases for an additional six- to nine-year period, the $1.8 million will be recognized over the remaining terms of the leases; otherwise, the $1.8 million gain will be offset by lease cancellation fees of the same amount.

Note 10 -- Zero-Coupon Notes and Warrants

         In February and March 1996, holders of substantially all of the Company's three year convertible zero-coupon notes (with an aggregate face amount at maturity of $27.3 million) converted such notes into approximately 8.5 million shares of Common Stock, thereby eliminating future accrual of interest on the notes. In addition, during the first quarter of 1996, warrants issued to holders of the Convertible Notes in April 1994 were exercised to purchase 1.3 million shares of Common Stock at $0.01 per share and other warrants were exercised to purchase 271,830 shares of Common Stock at $0.01 per share.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. The forward-looking statements relate to various aspects of the Company's operations, including but not limited to: its keepered media development program and other product development efforts; the development and availability of application software for its DST products; possible future patent license agreements and royalty income; the costs involved pursuing its patent enforcement program; uncertainty about the outcome of the Company's pending patent litigation; the impact of its Redwood City, California relocation on manufacturing operations and future facility operating costs; future sales levels, net income and gross profit; the Company's liquidity; and potential issuances of additional debt or equity securities. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, and/or elsewhere in this Form 10-Q and the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing the forward-looking statements contained in this Form 10-Q, readers are urged to read carefully all cautionary statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries (collectively, "Ampex" or the "Company ") should be read in conjunction with the unaudited Consolidated Financial Statements included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1996 Form 10-K).

Overview

         Ampex is one of the world's leading innovators in the fields of magnetic recording, digital image processing and high-performance digital storage for the visual information age. In recent years, the Company has focused its efforts on high-performance digital data storage and delivery systems for the emerging commercial mass data storage market, and has discontinued many older products and businesses.

         Since its founding in 1944, Ampex has developed extensive technical expertise in the storage, processing and retrieval of digital images. The
Company commits substantial resources to the research, development and engineering of new products that capitalize on its knowledge, experience and patent portfolio. As an example of this strategy, since late in 1994 the Company has been exploring the feasibility of commercializing its patented "keepered media" technology. This project, which is still in the research and development stage, has the potential to increase significantly the capacity of hard disk drives with nominal incremental cost. At present, there can be no assurance that the keepered media program, or any other efforts by the Company to develop new products from its intellectual property portfolio, will be a commercial or technical success. See "Keepered Media Research and Development," below. Furthermore, the Company has employed a strategy of actively enforcing its intellectual property portfolio by seeking to license its technology to manufacturers of consumer electronic products such as VCRs, 8 millimeter camcorders and television receivers. The Company intends to explore additional consumer electronics licensing opportunities, if it is determined that the Company's proprietary technology has been used in such products. See "Royalty Income" below.

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

Results of Operations for the Three Months Ended March 31, 1997 and 1996

         Net Sales. Net sales declined to $21.1 million in the first quarter of 1997, from $24.2 million in the first quarter of 1996, primarily due to a significant fall in sales of professional television and television after-market products. Substantially all of the decline in net sales occurred in the
Company's international markets, whereas domestic sales increased slightly between the periods. The Company's backlog of firm orders increased to $3.7 million at March 31, 1997 from $3.4 million at December 31, 1996. However, the Company considers this level of backlog to be minimal in relation to its historical sales levels and, accordingly, future periods' net sales will be significantly dependent upon orders received in those periods. At present, the Company anticipates that future quarterly sales levels in fiscal 1997 may decline from levels realized during the comparable quarters of 1996, due to various factors discussed below, and to the effects of the Company's recent consolidation of its manufacturing facilities. Furthermore, sales levels for the remaining quarters of 1997 may not attain the level realized in the first quarter of 1997 due to the expected continuing decline in sales of professional television and television after-market products and seasonal procurement practices of the Company's government customers. To offset the effects on net income of possible lower sales in future periods, the Company intends to focus on controlling costs, but there can be no assurance that net income will be maintained as a result.

         Mass Data Storage Products and Instrumentation Recorders. Sales of data storage products and instrumentation products and related after-market products for the first quarter of 1997 totaled $17.0 million and declined slightly from the comparable period in 1996 when sales of such products totaled $17.4 million. In the first quarter of 1996, the Company shipped significant non-recurring orders of DST products to major oil exploration services firms, which accounted for a significant portion of total 19 millimeter revenues and approximately 13% of total mass data storage and instrumentation recorder sales. Broader acceptance of the Company's DST products in its target markets will depend significantly on the availability of certain third party application software. The Company's DST 310 tape drive and DST 410 library are now supported by Oracle Corporation's 3.0 Video Server, software that manages the storage and distribution of video content over computer networks, as well as certain other software products previously announced. However, the integration of these and other software programs with the Company's DST 810 and 812 robotic library systems is not within the Company's control, and if delayed may adversely affect DST product sales in future quarters. In the first quarter of 1997, the Company announced that it had begun shipping its new line of double density 19 millimeter data storage and instrumentation products. The Company anticipates sales of older 19 millimeter systems to decline as a result of the new product announcements, and sales in future quarters may be adversely affected if the Company experiences any product transition difficulties.

         A significant portion of instrumentation product sales reflects purchases by the federal government. Sales to government agencies fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales to such customers may also be affected adversely by pending budget discussions in Congress. In recent years, these factors have not depressed sales to the extent anticipated by the Company, but there can be no assurance that fluctuations in government spending will not be more extreme in future periods. The Company's instrumentation products yield relatively high margins, so a significant decline in sales of these products would have a material negative impact on gross margins.

         Professional Video Recording Products. Sales of professional video products decreased to $1.2 million in the first quarter of 1997 from $2.7 million in the first quarter of 1996. As discussed below, sales of all other products also decreased between the comparison periods, and combined sales of professional video recording products and all other products decreased to $4.2 million in the first quarter of 1997 from $6.8 million in the first quarter of 1996. See "Other Products," below. The Company has streamlined its video product line to concentrate on products that utilize the Company's proprietary digital compression and image processing technology. Sales of the Company's DCT digital products have declined as the Company has closed certain domestic and international sales offices as part of its restructuring. The reduced distribution network for the Company's video products is expected to have a continuing negative impact on sales of these products. The Company's DCT digital products have been designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. Accordingly, the Company anticipates that its professional video product sales will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them.

         Other Products. Sales from all other products (consisting primarily of television after-market products) decreased to $3.0 million in the first quarter of 1997 from $4.1 million in the first quarter of 1996. This decline is primarily the result of the factors discussed above in "Professional Video Recording Products." See "Other Products," below.

         Gross Profit. Gross profit as a percentage of net sales increased to 49.9% in the first quarter of 1997 from 44.8% in the first quarter of 1996. The improved gross margin reflects the effects of the Company's cost reduction programs and higher sales of instrumentation products which are more profitable than its professional video recording products which experienced sales declines. Sales of the Company's instrumentation recorders could be adversely affected by pressure on government agencies to reduce spending and seasonal procurement practices. Any significant decline in sales of these relatively high-margin products could have a material adverse effect on gross margins.

         Selling and Administrative Expenses. Selling and administrative expenses increased to $7.6 million in the first quarter of 1997 from $6.1 million in the first quarter of 1996. This expense increase is entirely attributable to litigation expenditures associated with the patent infringement lawsuit initiated against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi") and the related countersuit.
See "Royalty Income" below.

         Research, Development and Engineering Expenses. Research, development and engineering expenses decreased to $3.7 million in the first quarter of 1997 from $3.9 million in the first quarter of 1996. The completion of certain 19 millimeter tape-based development programs during 1996 more than offset an increase in RD&E spending associated with the Company's keepered media program. The Company is committed to investing in research, development and engineering programs at levels that management believes can be supported by current levels of sales, and the Company currently anticipates that such expenses in 1997 may increase over 1996 levels as a percentage of net sales.

         Royalty Income. Royalty income was $5.8 million in the first quarter of 1997 compared to $2.9 million in the first quarter of 1996. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Historically, most royalty income was attributable to VHS video recorders. However, in recent periods a significant portion of royalty income related to 8 mm video recorders and camcorders.

         Approximately $3.7 million and $0.8 million of royalty income in the first quarters of 1997 and 1996, respectively, was non-recurring royalties resulting from negotiated settlements related to prior sales of products by licensees. No income has been recorded in the Company's financial statements with respect to the recent favorable verdict in its patent infringement litigation against Mitsubishi because the ultimate outcome of these proceedings is, at present, uncertain. See "Legal Proceedings," below. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict, such as the extent of use of the Company's patented technology by third parties, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As discussed below under "Legal Proceedings," Ampex has been in litigation with Mitsubishi regarding an Ampex patent that the Company contends was used in connection with the manufacture of certain television receivers. The subject patent expires in July 1997, but Ampex has several other patents, not currently the subject of litigation, that the Company believes may be used by various manufacturers of television receivers. The Company may attempt to negotiate licensing agreements with certain of these manufacturers, but there can be no assurance that the Company will be successful in such efforts.

         Television receivers that are designed in the future to be compatible with pending digital television broadcast standards may employ various digital video technologies developed by Ampex. The Company intends to review its patent portfolio to assess whether its patents are used in future digital television receivers or in existing television receivers that incorporate advanced digital features such as picture-in-picture. Once this assessment is complete, and if it is determined that Ampex's patents are being used, the Company may attempt to negotiate licensing agreements with manufacturers of television receivers. However, even if it is determined that Ampex's patents are being used, there can be no assurance that such licensing efforts (including any litigation that may be required) will be successful or cost-effective.

         Operating Income. The Company generated operating income of $4.9 million in the first quarter of 1997, up from $3.8 million in the first quarter of 1996. The improvement in operating income reflects higher royalty income which offset a slight decline in total gross margin resulting from lower sales (despite an improved gross margin percentage) and higher litigation expenses associated with the Mitsubishi patent infringement lawsuit.
See "Royalty Income" above.

         Interest Expense. Interest expense declined in 1997 from 1996 levels due to the repayment of a mortgage loan in connection with the sale of the Company's Redwood City, California real estate in January 1996, and from the conversion of $27.3 million principal amount at maturity of the Company's zero-coupon convertible notes into approximately 8.5 million shares of Common Stock during the period from February 9, 1996 to April 1, 1996. See "Liquidity and Capital Resources -- Financing Activities," below.

         Interest Income. Interest income increased between the comparison periods primarily as a result of higher cash balances and higher interest rates.

         Other (Income) Expense, Net. Other (income) and expense, net, in both periods consisted primarily of foreign currency transaction gains and losses.

         Provision for Income Taxes. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic tax timing differences and operating losses, if any, are not deductible in computing such foreign taxes. The provisions for income taxes in the first quarters of 1997 and 1996 consist primarily of foreign income taxes and withholding taxes on royalty income.

         Net Income. The Company reported net income of $4.9 million in the first quarter of 1997 and $3.5 million in the first quarter of 1996. The improvement in operating income, coupled with lower interest expense, were primarily the reasons for the improvement in net income.

Liquidity and Capital Resources

     Cash Flow. At March 31, 1997, the Company had cash and short-term investments of $31.2 million and working capital of $41.5 million. At December 31, 1996, the Company had cash and short-term investments of $30.7 million and working capital of $39.3 million. The Company's operating activities generated cash of $1.0 million during the first quarter of 1997 and utilized cash of $1.7 million in the first quarter of 1996. The Company's previously announced strategy to increase inventories to support sales of its 19 millimeter DST and DIS products is the primary reason for the increase of $1.9 million in inventories at March 31, 1997 over year end 1996 levels. While the Company began shipping its DST 810 library system in the fourth quarter of 1996 and its DST 812 library system in the first quarter of 1997, it presently has no material backlog of orders for these products. The increased investment in inventories, particularly with respect to its DST 810 and DST 812 products, which have a limited sales history, may expose the Company to an increased risk of inventory write-offs. Cash flows from investing activities and financing activities for 1996 reflect the Company's sale of real estate in California.

         The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million through May 1998, based on eligible accounts receivable. At March 31, 1997, the Company had no material borrowings outstanding and had letters of credit issued against the facility totaling $1.5 million.

         Financing Transactions. In December 1997, the Company is scheduled to redeem the outstanding 8% Noncumulative Preferred Stock, out of funds legally available therefor (generally, the excess of the value of assets over liabilities). In certain instances the Company may redeem the Noncumulative Preferred Stock by issuing common stock at 90% of fair market value, provided that the fair market value of the common stock is at least $4.00 per share. As of March 31, 1997, the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock. In the event the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full on the redemption date, the Company would remain obligated to redeem such shares from time to time thereafter to the extent funds become legally available for redemption, and would generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full. See Note 7 of Notes to Unaudited Consolidated Financial Statements. There can be no assurance that the Company will have adequate liquidity or have funds legally available to redeem the Noncumulative Preferred Stock on the redemption date or in the future. Although the Company has no current plans for redemption of the Noncumulative Preferred Stock prior to maturity, it will continue to evaluate this possibility in light of market conditions, its liquidity and other factors. Any such redemption could include issuance of additional debt or equity securities or other actions that might result in dilution of current stockholders' equity interests in the Company.

         In the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of common stock which may be offered from time to time by the Company, the proceeds of which would be used for general corporate purposes, including, if required, the acquisition of specialized production and test equipment for use in the Company's keepered media development program. See "Keepered Media Development Program." The sale of common stock covered by the shelf registration statement could adversely affect the market price for the common stock, and would dilute current stockholders' interests by approximately 3.3% if all such shares were to be issued. The Company is continuing to evaluate its financing requirements and available financial alternatives, and may determine to issue additional debt or equity securities, or to take other actions, which would be in addition or as an alternative to its possible shelf offering. No determination to proceed with any financing alternatives has been made at the date of this Report.


Keepered Media Research and Development

         Ampex has previously disclosed that it has been engaged in a research and development program to attempt to commercialize its "keepered media" technology for use in the hard disk drives that are attached to most computers. A description of this technology and certain developments and uncertainties related to the development program are set forth in the 1996 Form 10-K and the Company's 1996 Quarterly Reports on Form 10-Q. In order to understand properly the following information, it is necessary to refer to these earlier reports.

         Until the fourth quarter of 1996, the Company's keepered media research and development efforts focused primarily on utilizing keepered media in disk drives that are configured with thin film inductive heads, as inductive heads are used in the majority of disk drives currently being manufactured. Previously reported test results of keepered media used in disk drives equipped with inductive heads have indicated a post-channel capacity gain of approximately 20%. In the first quarter of 1997, Ampex obtained a significant further increase in capacity with inductive heads by utilizing a new generation of disk drive channel that is becoming widely used in the disk drive industry.

         Despite these further improvements in capacity with inductive heads, recent discussions with several potential customers have indicated that they are considering the termination of all new disk drive programs incorporating such heads, and instead may concentrate substantially all of their development resources on disk drives incorporating magneto-resistive ("MR") heads, a new technology. Although MR heads are currently in short supply, industry sources estimate that by the end of 1998 the majority of disk drives being manufactured will utilize MR heads, due to their enhanced storage potential over inductive heads. Maxtor Corporation, a disk drive manufacturer with which Ampex has previously announced an agreement to utilize keepered media, has advised the Company that its preference is to switch future programs from inductive to MR-based designs, provided that a sufficient quantity of MR heads becomes available.

         As a result of this anticipated transition to MR disk drives, Ampex has been increasing the proportion of its keepered media development efforts that is focused on MR technology. During the first quarter of 1997, the Company demonstrated under laboratory conditions a significant increase in the capacity of MR heads utilizing keepered media. However, testing under laboratory conditions may not be representative of performance in a production disk drive and there is a significant possibility that further testing or technical or economic factors may make the incorporation of keepered media into MR-based disk drives impractical.

         The development of MR-based drives incorporating keepered media will require a considerable amount of time and financial resources. Ampex has discussed its recent test results of keepered media with MR heads with certain potential customers, and expects to present the data to additional disk drive and component manufacturers in the near future. In order to attempt to accelerate the commercial deployment of keepered media in MR disk drives, the Company has provided samples of keepered media disks that are optimized for MR heads to two integrated manufacturers of disk drives, and is in discussion with respect to joint development programs that, if successful, would target the introduction of an MR-based disk drive program utilizing keepered media during 1998. These discussions have not, to date, resulted in any definite proposal, and the Company does not expect to generate any revenue from keepered media with MR heads in the current fiscal year. There can be no assurance that the results of such joint development efforts, if any, will be successful.

         Ampex remains in discussions with several potential customers concerning inductive head disk drive programs, but it is impossible to forecast whether such programs will proceed or whether keepered media will be included in them. All such inductive-based programs are presently scheduled for production in 1997. Therefore, the Company believes that if it is not advised that keepered media will be included in any of these programs by the third quarter, it is unlikely that any keepered media revenue will be generated in 1997.

         At present, it is not possible to forecast what effect a change in the mix of drives using inductive versus MR heads may have on the market for keepered media. In a high technology industry such as data storage, other technology may be under development, or may be developed in the future, that could be technically or economically superior to keepered media It is also possible that further analysis by the Company or potential customers will identify other technical or economic issues of which Ampex is presently unaware.

         In view of the many uncertainties associated with the development and commercialization of keepered media (as described above and in the Company's prior filings with the Securities and Exchange Commission), it is impossible to forecast when, or if, any benefit from this technology will be realized by the Company. Significant expenditures and commitments for the development of keepered media have already been incurred by the Company, and the Company will be required to continue such expenditures in the future for as long as the development program for keepered media development continues. As previously stated, there can be no assurance of financial return from these expenditures or commitments, and they could negatively affect the Company's liquidity or require it to issue debt or equity securities which would increase the Company's financial leverage or dilute the earnings attributable to current shareholders of the Company. The development of keepered media could also divert the Company's technical resources, which could negatively affect the Company's other research and development programs, including improvements to the Company's mass data storage product lines. Since the prospects for keepered media are highly speculative, there is a risk that the market price of the Company's securities may experience increased volatility, in addition to the volatility that may result from other factors affecting the Company, such as changes in financial performance, analysts' estimates, or product or technology announcements by the Company or its competitors.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

         The Company is a party to routine litigation incidental to its business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         On September 22, 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. in the U.S. District Court for the District of Delaware, alleging patent infringement and breach of a license agreement in connection with the manufacture of VHS video recorders and television receivers. The Company is seeking damages and injunctive relief. In response to the Company's lawsuit, on December 12, 1995, Mitsubishi filed a lawsuit against Ampex in the U.S. District Court for the Central District of California, alleging patent infringement of two Mitsubishi patents by certain Ampex video and data recorder products, and seeking unspecified damages and injunctive relief. In March 1997, the California court determined that Ampex has no liability to Mitsubishi, finding in favor of Ampex with respect to both Mitsubishi patents.

         In April 1997, a jury in the U.S. District Court for the District of Delaware returned a verdict in favor of Ampex in its patent infringement lawsuit against Mitsubishi and awarded damages to Ampex of approximately $8.1 million for infringing a patent used in connection with the manufacture of certain television receivers. The defendants have asserted various defenses which must be ruled upon by the trial court before the determination and entry of any final judgment. A post-trial hearing was held on April 30, 1997, but no decision had been rendered at the date of this Report. There can be no assurance that the jury's verdict will be upheld, and any judgment may be subject to appeal by either party. In view of the substantial uncertainty remaining in this litigation, no income from this verdict has been recorded in the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Months Ended March 31, 1997 and 1996 -- Royalty Income," above. The April 1997 verdict relates only to infringement of one of the Company's patents which is used in picture-in-picture television sets. Ampex has asserted additional claims against Mitsubishi with respect to infringement of Ampex patents in connection with various VCR products. No date has been set for a trial of these claims.

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

         Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California, and surface cleanup and contamination assessment at a third party treatment, storage and disposal facility in Jamestown, North Carolina. Some of these activities involve the participation of state and local government agencies. Five sites involved with these activities (including the four Superfund sites) are associated with the operations of the Company's former magnetic tape subsidiaries (collectively, "Media"). Although the

Company  sold  Media in   November  1995,  the  Company  may  have  continuing
liability with respect to environmental contamination at certain of these sites.

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 1997, the Company had an accrued liability of $2.2 million for environmental liabilities. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors, or that the Company's liability will materially exceed the amounts already accrued.

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


Item 6(b).        Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 1997.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMPEX CORPORATION


Date:  May 1, 1997                /s/ EDWARD J. BRAMSON
                                  ---------------------
                                  Edward J. Bramson
                                  Chairman and Chief Executive Officer



Date:  May 1, 1997                /s/ CRAIG L. McKIBBEN
                                  ---------------------
                                  Craig L. McKibben
                                  Vice President, Chief Financial Officer and
                                  Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1997

                                  EXHIBIT INDEX



                  Exhibit
                  Number   Description

                  11.1     Statement re Computation of Per Share Earnings.

                  27.1      Financial Data Schedule.

                                                        Exhibit 11.1

                                Ampex Corporation
                        Computation of Per Share Earnings
                                   (Unaudited)

                                                             March 31,
                                                    1997                1996

Weighted average common stock                  45,489,550            37,960,702
Plus: Common stock equivalent warrants              -                   718,647
Plus: Common stock equivalent stock options     1,179,821             1,105,791
                                               -----------           ----------
Adjusted weighted average common stock         46,669,371            39,785,140
                                               -----------           ----------
Net income                                      4,944,000             3,473,000
                                               ----------            ----------
Primary income per share                            $0.11                 $0.09
                                               ==========            ==========



Weighted average common stock                  45,489,550            37,960,702
Plus: Common stock equivalent warrants              -                   719,899
Plus: Common stock equivalent stock options     1,179,821             1,283,825
Plus: Weighted average shares on conversion
of notes                                           -                  6,017,893
Adjusted weighted average common stock         46,669,371            45,982,319
                                               ----------           -----------
Net income                                      4,944,000             3,473,000
Plus: Interest on notes                             -                   491,618
Adjusted net income                             4,944,000             3,964,618
                                               ----------           -----------
Fully diluted income per share                      $0.11                 $0.09
                                               ==========           ===========