Form 10-Q
period 1997-06-30
AMPEX CORP /DE/
filed 1997-07-22
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


As of July 15, 1997, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 45,581,827. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                           Quarter Ended June 30, 1997

                                      INDEX
                                                                            Page

 PART I -- FINANCIAL INFORMATION...............................................2

 Item 1.    Financial Statements...............................................2

            Consolidated Balance Sheets (unaudited) at June 30, 1997 and
            December 31, 1996..................................................3

            Consolidated Statements of Operations (unaudited) for the
            three months and six months ended June 30, 1997 and 1996...........4

            Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1997 and 1996................................5

            Notes to Unaudited Consolidated Financial Statements...............6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................9

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings.................................................14

Item 2.     Changes in Securities.............................................15

Item 3.     Defaults Upon Senior Securities...................................15

Item 4.     Submission of Matters to a Vote of Security Holders...............15

Item 5.     Other Information.................................................16

Item 6(a).  Exhibits......................................................... 16

Item 6(b).  Reports on Form 8-K...............................................16

Signatures  ..................................................................17


                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

        See pages 3-8.

                                                   AMPEX CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share data)
                                                      (unaudited)


                                                                                      June 30,         December 31,
                                                                                        1997               1996
                                                                                   ---------------     --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $       6,917      $      13,410
    Short-term investments                                                                 20,304             17,241
    Notes receivable                                                                        8,352              7,926
    Accounts receivable (net of allowances of $1,879 and $2,241)                           16,343             16,721
    Inventories                                                                            17,737             14,095
    Other current assets                                                                    2,793              2,709
                                                                                   ---------------     --------------
       Total current assets                                                                72,446             72,102

Property, plant and equipment                                                               9,685             10,059
Other assets                                                                                1,685              2,331
                                                                                   ---------------     --------------
       Total assets                                                                $       83,816      $      84,492
                                                                                   ===============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                   $       1,075      $       1,075
    Accounts payable                                                                        7,631              7,148
    Income taxes payable                                                                      488                571
    Accrued restructuring costs                                                             1,941              2,002
    Other accrued liabilities                                                              19,595             22,029
                                                                                   ---------------     --------------
       Total current liabilities                                                           30,730             32,825
Long-term debt                                                                                457                914
Other liabilities                                                                          55,378             60,233
Deferred income taxes                                                                       1,296              1,314
Accrued restructuring costs                                                                 4,738              5,596
                                                                                   ---------------     --------------
       Total liabilities                                                                   92,599            100,882
                                                                                   ---------------     --------------

Commitments and contingencies (Note 6)

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares 1997 and 1996
    Issued and outstanding - 69,970 shares 1997 and 1996                                   69,970             69,970

Stockholders' deficit:
    Preferred stock, $1.00 par value:
       Authorized: 842,838 shares 1997 and 1996
       Issued and outstanding - none 1997 and 1996                                              -                  -
    Common stock, $.01 par value:
       Class A:
          Authorized:  125,000,000 shares 1997 and 1996
          Issued and outstanding - 45,581,827 shares 1997; 45,434,417 shares 1996             456                454
       Class C:
          Authorized: 50,000,000 shares 1997 and 1996
          Issued and outstanding - none 1997 and 1996                                           -                  -
    Other additional capital                                                              382,399            382,042
    Note receivable from stockholder                                                       (3,979)            (3,979)
    Accumulated deficit                                                                  (447,591)          (454,871)
    Cumulative translation adjustments                                                        494                526
    Minimum pension liability adjustment                                                  (10,532)           (10,532)
                                                                                   ---------------     --------------
       Total stockholders' deficit                                                        (78,753)           (86,360)
                                                                                   ---------------     --------------
       Total liabilities and stockholders' deficit                                 $       83,816      $      84,492
                                                                                   ===============     ==============

The accompanying notes are an integral part of the unaudited consolidated financial statements.



                                              AMPEX CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)
                                                 (unaudited)


                                                               Three months ended                     Six months ended
                                                      ------------------------------------   --------------------------------------
                                                                   June 30,                              June 30,
                                                      ------------------------------------   --------------------------------------
                                                             1997                 1996                1997                1996
                                                      ----------------    ----------------   -----------------    -----------------

Net sales                                             $        21,299     $        24,420    $         42,380     $         48,652
Cost of sales                                                  10,681              13,518              21,243               26,889
                                                      ----------------    ----------------   -----------------    -----------------
   Gross profit                                                10,618              10,902              21,137               21,763

Selling and administrative                                      6,417               5,757              14,063               11,818
Research, development and engineering                           3,890               3,912               7,638                7,824
Royalty income                                                 (1,562)             (1,631)             (7,344)              (4,561)
                                                      ----------------    ----------------   -----------------    -----------------
   Operating income                                             1,873               2,864               6,780                6,682

Interest expense                                                   23                  32                  54                  703
Amortization of debt financing costs                                -                  67                   -                   85
Interest income                                                  (735)               (825)             (1,513)              (1,576)
Other (income) expense, net                                        (3)               (635)                 55                 (638)
                                                      ----------------    ----------------   -----------------    -----------------
   Income before income taxes                                   2,588               4,225               8,184                8,108

Provision for income taxes                                        252                 253                 904                  663
                                                      ----------------    ----------------   -----------------    -----------------
   Net income                                         $         2,336     $         3,972    $          7,280     $          7,445
                                                      ================    ================   =================    =================

Primary income per share :
   Income per share                                   $          0.05     $          0.09    $           0.16     $           0.17
                                                      ================    ================   =================    =================
Weighted average number of common shares outstanding       46,492,495          46,301,875          46,580,934           43,009,614
                                                      ================    ================   =================    =================

Fully diluted income per share :
   Income per share                                   $          0.05     $          0.09    $           0.16     $           0.17
                                                      ================    ================   =================    =================
Weighted average number of common shares outstanding       46,492,495          46,302,091          46,580,934           46,099,651
                                                      ================    ================   =================    =================



               The accompanying notes are an integral part of the unaudited consolidated financial statements.


                                              AMPEX CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                 (unaudited)

                                                                 For the six months ended
                                                                 ---------------------------------
                                                                     June 30,         June 30,
                                                                      1997             1996
                                                                 ---------------  ---------------

Cash flows from operating activities:
   Net income                                                    $        7,280   $        7,445
   Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation, amortization and accretion                           1,068            1,822
       Net gain on sale of assets                                             -              902
       Net increase in notes receivable                                    (426)            (673)
       Net increase in accounts receivable                                  (10)            (327)
       Net increase in inventories                                       (3,642)          (3,660)
       Net increase in other assets                                         430              871
       Net increase (decrease) in accounts payable                          613             (264)
       Net decrease in accrued liabilities and
         income taxes payable                                            (3,474)          (4,036)
       Net decrease in long-term receivables                                132               67
       Net decrease in other non-current obligations                     (3,076)          (2,868)
       Net decrease in accrued restructuring costs                         (919)          (1,638)
                                                                 ---------------  ---------------
          Net cash used in operating activities                          (2,024)          (2,359)
                                                                 ---------------  ---------------

Cash flows from investing activities:
   Purchases of short-term investments                                  (42,953)         (34,749)
   Proceeds received on the maturity of short-term investments           39,890           23,114
   Additions to notes receivable                                              -          (15,107)
   Additions to property, plant and equipment                              (719)            (544)
   Disposals of property, plant and equipment                                 -           27,883
   Deferred gain on sale of assets                                         (407)           5,930
                                                                 ---------------  ---------------
          Net cash provided by (used in) investing activities            (4,189)           6,527
                                                                 ---------------  ---------------

Cash flows from financing activities:
   Borrowings under working capital facilities                           27,235           26,072
   Repayments under working capital facilities                          (27,664)         (26,900)
   Repayment of secured note payable                                          -           (7,333)
   Repayment of notes payable-affiliates                                      -              (80)
   Proceeds from issuance of common stock                                   359              974
   Proceeds from issuance of warrants                                         -               17
                                                                 ---------------  ---------------
          Net cash used in financing activities                             (70)          (7,250)
                                                                 ---------------  ---------------
   Effect of exchange rates on cash                                        (210)             (70)
                                                                 ---------------  ---------------
          Net decrease in cash and cash equivalents                      (6,493)          (3,152)
   Cash and cash equivalents, beginning of period                        13,410            6,765
                                                                 ---------------  ---------------
   Cash and cash equivalents, end of period                      $        6,917   $        3,613
                                                                 ===============  ===============

The accompanying notes are an integral part of the unaudited consolidated financial statements.


                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Ampex Corporation

         Ampex Corporation ("Ampex" or the "Company") is engaged in the design, development, production and distribution of high-performance mass data storage systems, instrumentation recorders and professional video recording and other products. The Company operates in one industry segment for financial reporting purposes: the design, development, production and distribution of high-speed, high-capacity magnetic recording products and systems.

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

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3  -- Income Per Common Share

         Primary income per common share for the three-month and six-month periods ended June 30, 1997 and 1996 is calculated by dividing net income by the weighted average common shares outstanding during the respective periods. The calculation of weighted average common shares assumes the exercise of common stock equivalent warrants and stock options in periods when their exercise would be dilutive. Fully diluted income per common share for the three- and six-month periods ended June 30, 1997 and 1996 is calculated by dividing net income, as adjusted for interest on outstanding convertible notes, by the weighted average common shares outstanding (calculated as set forth above), including shares issuable upon conversion of the potentially dilutive convertible notes.

         During February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which specifies the computation, presentation and disclosure requirements for income per share of common stock. SFAS 128 will become effective for the Company's fiscal year ending December 31, 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note  4 -- Supplemental Schedule of Cash Flow Information

         Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                                     Six  months ended
                                                June 30,           June 30,
                                                  1997               1996
                                                      (in thousands)


     Interest..........................    $            54       $         212
     Income taxes paid.................                988               1,556




Note 5 -- Inventories

                                               June 30,          December 31,
                                                 1997                1996
                                                         (in thousands)


     Raw materials.....................    $         8,522       $       6,097
     Work in process...................              5,266               5,160
     Finished goods....................              3,949               2,838
                                           ---------------       -------------
         Total.........................    $        17,737       $      14,095
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

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7  -- Preferred Stock

         The 8% Noncumulative Preferred Stock is subject to optional redemption by the Company at any time and mandatory redemption, at the election of the holders thereof, on December 31, 1997, out of funds legally available therefor. Mandatory or optional redemption payments are payable in cash or, at the option of the Company, in shares of Common Stock, provided that, as a condition to redemption in shares, the average market price of the Company's Common Stock must have been at least $4 per share during the 10 trading days preceding the notice of redemption. Common Stock issued to redeem the Preferred Stock shall be valued at 90% of fair market value. As of June 30, 1997, the Company did not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full and, annualizing its results for the first six months of 1997 over the full fiscal year, the Company would not have sufficient funds legally available on December 31, 1997 to redeem any of the Noncumulative Preferred Stock. In the event the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full on the redemption date, the Company would remain obligated to redeem such shares from time to time thereafter to the extent funds become legally available for redemption, and would generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full. There can be no assurance that the Company will have adequate liquidity or have funds legally available to redeem the Noncumulative Preferred Stock on the redemption date or in the future. Although the Company has no plans for redemption of the Noncumulative Preferred Stock prior to the redemption date, it will continue to evaluate this possibility in light of market conditions, its liquidity and other factors. Any such redemption could occur before or after the redemption date, and could include the issuance of additional debt or equity securities or other actions that might result in dilution of current stockholders' equity interests in the Company.

Note 8  -- Income Taxes

         The provisions for income taxes in the three-month and six-month periods ended June 30, 1997 and 1996 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal taxes in the first six months of 1997 and 1996 because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

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

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. The forward-looking statements relate to various aspects of the Company's operations, including but not limited to: its keepered media development program and other product development efforts and expenses; the development and availability of application software for its DST products; possible future patent license agreements and royalty income; the costs involved in pursuing its patent enforcement program; uncertainty about the outcome and costs of the Company's pending or future patent litigation; future sales levels, net income and gross profit; the Company's liquidity; redemption of its 8% Noncumulative Preferred Stock; and potential issuances of additional debt or equity securities. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, and/or elsewhere in this Form 10-Q and the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing the forward-looking statements contained in this Form 10-Q, readers are urged to read carefully all cautionary statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries (collectively, "Ampex" or the "Company ") should be read in conjunction with the unaudited Consolidated Financial Statements included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1996 Form 10-K"), and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


Results of Operations for the Three Months and Six Months Ended June 30, 1997 and 1996

         Net Sales. Net sales declined by 12.8% to $21.3 million in the second quarter of 1997 from $24.4 million in the second quarter of 1996, and by 12.9% to $42.4 million in the first six months of 1997 from $48.7 million in the first six months of 1996. This decrease is primarily attributable to the continuing decline in sales of professional television and television after-market products. The Company's backlog of firm orders increased to $4.5 million at June 30, 1997 from $3.4 million at December 31, 1996. However, the Company considers this level of backlog to be minimal in relation to its historical sales levels. Accordingly, future periods' net sales will be significantly dependent upon orders received in those periods and, because most orders are typically received late in each quarter, it is difficult to predict quarterly sales levels. Although sales for the second quarter of 1997 increased slightly from first quarter levels, sales of most of the Company's products have historically declined during the third quarter of its fiscal year, due to seasonal procurement practices of its customers. For the foregoing reasons, sales in the third quarter of 1997 may be substantially lower than sales realized in the first and second quarters of 1997.

         Mass Data Storage and Instrumentation Products. Sales of data storage and instrumentation products totaled $17.5 million for the second quarter of 1997 and $34.4 million for the first half of 1997, and declined slightly from the comparable periods in 1996 when sales of such products totaled $17.7 million and $35.1 million, respectively. As previously reported, the Company recently announced that it had begun shipping its new line of double density 19 millimeter data storage and instrumentation products and its new DST 810 and 812 library systems. The Company anticipates that sales of older 19 millimeter systems will continue to decline as a result of the new product announcements, and sales in future quarters may be adversely affected if the Company experiences any product transition difficulties. Broader acceptance of the Company's DST products in its target markets will depend significantly on the availability of certain third party application software. The Company has been working to integrate certain Ampex DST products with other manufacturers' equipment using Microsoft Corporation's Windows NTTM , and anticipates achieving such compatibility during the fourth quarter of 1997. However, the integration of these and other products with the Company's DST products is not within the Company's control, and if delayed may adversely affect DST product sales in future quarters.

         A significant portion of instrumentation product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales to such customers may also be affected adversely by pending budget discussions in Congress. In recent periods, sales of instrumentation recorders have been increasing, but there can be no assurance that fluctuations in sales of instrumentation products will not occur in future periods.

         Professional Video Recording and Other Products. Sales of professional video recording products and all other products (consisting primarily of television after-market products) decreased to $3.8 million in the second quarter of 1997 from $6.7 million in the second quarter of 1996, and to $7.9 million in the first half of 1997 from $13.5 million in the first half of 1996. The Company's DCT digital products were designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. Accordingly, the Company anticipates that its professional video product sales will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them.

         Gross Profit. Gross profit as a percentage of net sales increased to 49.9% in the second quarter of 1997 from 44.6% in the second quarter of 1996 and to 49.9% in the first six months of 1997 from 44.7% in the first six months of 1996. The improved gross profit margin reflects the effects of the Company's cost reduction programs and higher sales of instrumentation products, which are more profitable than its professional video recording products that experienced sales declines. As discussed in the foregoing paragraph, future sales of the Company's instrumentation recorders could be adversely affected by seasonal procurement practices and pressure on government agencies to reduce spending. Any significant decline in sales of these relatively high-margin products could have a material adverse effect on gross profit margins.

         Selling and Administrative Expenses. Selling and administrative expenses increased to $6.4 million in the second quarter of 1997 from $5.8 million in the second quarter of 1996, and to $14.1 million in the first half of 1997 from $11.8 million in the first half of 1996. The Company incurred $1.9 million and $1.7 million of patent infringement litigation expenses in the first and second quarters of 1997, respectively, which expenses were offset in both periods by cost reductions in various other categories of expenses. In the first half of 1996, the Company incurred patent infringement litigation expenses of $0.8 million, approximately half of which were incurred in each of the first and second quarters. The Company expects these litigation expenses to continue in future periods, but at lower levels than in recent quarters. See "Legal Proceedings," below.

         Research, Development and Engineering Expenses. Research, development and engineering expenses remained unchanged at $3.9 million for the second quarters of 1997 and 1996, and decreased slightly to $7.6 million in the first half of 1997 from $7.8 million in the first half of 1996. The percentage of R,D&E expenses attributable to the development of keepered media, primarily with magneto-resistive technology, has increased significantly in the comparison periods. For example, such expenses increased to 31% of R,D&E expenses in the second quarter of 1997 from 12% in the second quarter of 1996. See "Keepered Media Research and Development," below. The Company is committed to investing in R,D&E programs at levels that management believes can be supported by current levels of sales, and the Company currently anticipates that such expenses in 1997 may increase over 1996 levels as a percentage of net sales.

         Royalty Income. Royalty income was $1.6 million in each of the second quarters of 1997 and 1996, and increased to $7.3 million in the first half of 1997 from $4.6 million in the first half of 1996. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Historically, most royalty income was attributable to VHS video recorders. However, in recent periods a significant portion of royalty income has related to 8 mm video recorders and camcorders.

         Approximately $3.7 million and $0.9 million of royalty income in the first half of 1997 and 1996, respectively, were from non-recurring royalties resulting from negotiated settlements related to sales of products by manufacturers prior to the negotiation of licenses from the Company. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict, such as the extent of use of the Company's patented technology by third parties, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As discussed below under "Legal Proceedings," Ampex has been in litigation with Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. regarding an Ampex patent that the Company contends was used in connection with the manufacture of certain television receivers. The subject patent expired in July 1997, but Ampex has several other patents, not presently the subject of litigation, that the Company believes may be used currently by various manufacturers of television receivers. The Company has approached certain of these manufacturers with a view toward negotiating licensing agreements, but there can be no assurance that the Company will be successful in such efforts.

         Television receivers that are designed in the future to be compatible with pending digital television broadcast standards may also employ various digital video technologies developed by Ampex. The Company has begun to review its patent portfolio to assess whether its patents may be used in future digital television receivers. To the extent Ampex determines that its patents begin to be used, the Company intends to attempt to negotiate licensing agreements with manufacturers of television receivers. However, there can be no assurance that such licensing efforts (including any litigation that may be required) will be successful or cost-effective.

         Operating Income. The Company generated operating income of $1.9 million in the second quarter of 1997, as compared to $2.9 million in the second quarter of 1996, and $6.8 million in the first half of 1997 as compared to $6.7 million in the first half of 1996. Operating income during the second quarter of 1997 reflects higher litigation expenses associated with the Mitsubishi patent infringement lawsuit, which were partially offset by reductions in operating expenses. Operating income during the first half of 1997 also reflects such higher litigation expenses, which were offset by the increase in royalty income described above and reductions in operating expenses. See "Royalty Income" above.

         Interest Expense. Interest expense declined in 1997 from 1996 levels due to the repayment of a mortgage loan in connection with the sale of the Company's Redwood City, California real estate in January 1996, and the conversion of $27.3 million principal amount at maturity of the Company's zero-coupon convertible notes into approximately 8.5 million shares of Common Stock during the period from February 9, 1996 to April 1, 1996.

         Interest Income. Interest income decreased slightly between the comparison periods primarily as a result of lower cash balances and the partial repayment of notes receivable from the January 1996 sale of the Company's Redwood City, California property.

         Other (Income) Expense, Net. Other (income) and expense, net, in both periods consisted primarily of foreign currency transaction gains and losses.

         Provision for Income Taxes. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic tax timing differences and operating losses, if any, are not deductible in computing such foreign taxes. The provisions for income taxes in the second quarters of 1997 and 1996 consist primarily of foreign income taxes and withholding taxes on royalty income.

         Net Income. The Company reported net income of $2.3 million in the second quarter of 1997 compared to $4.0 million in the second quarter of 1996 and, $7.3 million in the first six months of 1997 compared to $7.4 million in the first six months of 1996, as a result of the factors discussed above under "Operating Income." In order to maintain net income, in light of the possible sales declines in the third quarter of 1997, the Company intends to continue focusing on controlling costs and other initiatives.

Liquidity and Capital Resources

         Cash Flow. At June 30, 1997, the Company had cash and short-term investments of $27.2 million and working capital of $41.7 million. At December 31, 1996, the Company had cash and short-term investments of $30.7 million and working capital of $39.3 million. The Company's operating activities utilized cash of $2.0 million during the first six months of 1997 and $2.4 million during the first six months of 1996. The Company's previously announced strategy to increase inventories to support sales of its 19 millimeter DST and DIS products is the primary reason for the increase of $3.6 million in inventories at June 30, 1997 over year-end 1996 levels. While the Company began shipping its DST 810 library system in the fourth quarter of 1996 and its DST 812 library system in the first quarter of 1997, it presently has no material backlog of orders for these products. The increased investment in inventories, particularly with respect to its DST 810 and DST 812 products, which have a limited sales history, may expose the Company to an increased risk of inventory write-offs. Cash flows from investing activities and financing activities for 1996 reflect the Company's sale of real estate in California.

         The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable. At June 30, 1997, the Company had no material borrowings outstanding and had letters of credit issued against the facility totaling $2.3 million. This credit facility was recently extended for an additional two years, to expire in May 2000.

         Financing Transactions. In December 1997, the Company is scheduled to redeem the outstanding 8% Noncumulative Preferred Stock, out of funds legally available therefor (generally, the excess of the value of assets over liabilities). In certain instances the Company may redeem the Noncumulative Preferred Stock by issuing common stock at 90% of fair market value, provided that the fair market value of the common stock is at least $4.00 per share. As of June 30, 1997, the Company did not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full and, annualizing its results for the first six months of 1997 over the full fiscal year, the Company would not have sufficient funds legally available on December 31, 1997 to redeem any of the Noncumulative Preferred Stock. In the event the Company does not have sufficient funds legally available to redeem the Noncumulative Preferred Stock in full on the redemption date, the Company would remain obligated to redeem such shares from time to time thereafter to the extent funds become legally available for redemption, and would generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full. See Note 7 of Notes to Unaudited Consolidated Financial Statements. There can be no assurance that the Company will have adequate liquidity or have funds legally available to redeem the Noncumulative Preferred Stock on the redemption date or in the future. Although the Company has no current plans for redemption of the Noncumulative Preferred Stock prior to the redemption date, it will continue to evaluate this possibility in light of market conditions, its liquidity and other factors. Any such redemption could occur either before or after the redemption date, and could include the issuance of additional debt or equity securities or other actions that might result in dilution of current stockholders' equity interests in the Company.

         In the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of common stock which may be offered from time to time by the Company, the proceeds of which would be used for general corporate purposes, including, if required, the acquisition of specialized production and test equipment for use in the Company's keepered media development program. See "Keepered Media Development Program." The sale of common stock covered by the shelf registration statement could adversely affect the market price for the common stock, and would dilute current stockholders' interests by approximately 3% if all such shares were to be issued. The Company is continuing to evaluate its financing requirements and available financial alternatives, and may determine to issue additional debt or equity securities, or to take other actions, which would be in addition or as an alternative to its possible shelf offering. No determination to proceed with any financing alternatives has been made at the date of this Report.

Keepered Media Research and Development

         Ampex has previously disclosed that it has been engaged in a research and development program to attempt to commercialize its "keepered media" technology for use in the hard disk drives that are attached to most computers. A description of this technology and certain developments and uncertainties related to the development program are set forth in the 1996 Form 10-K and the Company's 1996 and 1997 Quarterly Reports on Form 10-Q. In order to understand properly the following information, it is necessary to refer to these earlier reports.

         The majority of Ampex's development efforts for keepered media were, until the beginning of 1997, directed towards disk drives based on inductive head technology. Most of the major disk drive manufacturers that are potential customers for keepered media have now indicated their intention to convert substantially all of their production to magneto-resistive (MR) head-based designs in 1998 and to terminate the development of new inductive based disk drives. Maxtor Corporation, a disk drive manufacturer with which Ampex had previously announced an agreement to utilize keepered media, is not now expected to proceed with the inductive head-based program for which keepered media was initially targeted, and there are currently no firm plans for Maxtor to incorporate keepered media into its future MR head-based programs.

         Ampex has provided samples of keepered media components optimized for inductive-based disk drives to two disk drive manufacturers other than Maxtor and is continuing to discuss possible production programs with them. One such manufacturer has advised the Company that it intends to build a small number of inductive head-based disk drives incorporating keepered media during the third quarter for evaluation purposes only. Even if such disk drives are built and perform successfully, there may be economic or other reasons why this disk drive manufacturer might elect to make a transition to MR head-based designs and not to proceed with any inductive head-based program or with keepered media.

         The Company has previously indicated that it has demonstrated significant capacity increases for MR heads with keepered media under laboratory conditions, and that results obtained under laboratory conditions may not be representative of performance in a production disk drive. Additionally, there is a significant possibility that further testing or technical or economic factors may make the incorporation of keepered media into MR-based disk drives impractical. However, based on its evaluation of results obtained with keepered media and MR heads to date, the Company has recently increased its expenditures for keepered media development significantly. See "Results of Operations for the Three Months and Six Months Ended June 30, 1997 and 1996 -Research, Development and Engineering Expenses."

         The Company has provided samples of keepered media optimized for MR heads to two integrated manufacturers of disk drives and has held discussions with respect to joint development programs that, if successful, would each target the introduction of an MR-based disk drive program utilizing keepered media during 1998. One of these integrated disk drive manufacturers proposed a joint development effort with Ampex on terms that the Company did not find acceptable, primarily for economic reasons. It is not possible to forecast whether a revised proposal will be received or if it will be possible to conclude any commercially acceptable arrangement with this potential customer. Discussions are continuing with both of these integrated disk drive manufacturers.

         Separately, in June, the Company and Samsung Information Systems of America, Inc. ("Samsung") entered into a joint development agreement that, if successful, would lead to the commercial introduction of MR head-based disk drives incorporating keepered media in a product that Samsung plans to introduce during 1998. Samsung is a subsidiary of Samsung Group, a large manufacturing corporation based in Seoul, Korea. Ampex's testing of keepered media with MR heads has been conducted principally with generally available MR heads from a single manufacturer. Ampex will be required to demonstrate acceptable results with MR heads from suppliers designated by Samsung, which Ampex may not previously have tested, in order for a commercial program to proceed with Samsung.

         In a high technology industry such as data storage, other technology may be under development, or may be developed in the future, that could be technically or economically superior to keepered media. It is also possible that further analysis by the Company or potential customers will identify other technical or economic issues of which Ampex is presently unaware.

         In view of the many uncertainties associated with the development and commercialization of keepered media (as described above and in the Company's prior filings with the Securities and Exchange Commission), it is impossible to forecast when, or if, any benefit from this technology will be realized by the Company, and no revenues from keepered media are expected during 1997. Significant expenditures and commitments for the development of keepered media have already been incurred by the Company, and the Company will be required to continue such expenditures in the future for as long as the development program for keepered media development continues. As previously stated, there can be no assurance of financial return from these expenditures or commitments, and they could negatively affect the Company's liquidity or require it to issue debt or equity securities which would increase the Company's financial leverage or dilute the earnings attributable to current shareholders of the Company. The development of keepered media could also divert the Company's technical resources, which could negatively affect the Company's other research and development programs, including improvements to the Company's mass data storage product lines. Since the prospects for keepered media are highly speculative, there is a risk that the market price of the Company's securities may experience increased volatility, in addition to the volatility that may result from other factors affecting the Company, such as changes in financial performance, analysts' estimates, or product or technology announcements by the Company or its competitors.


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

         On September 22, 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi") in the U.S. District Court for the District of Delaware, alleging patent infringement and breach of a license agreement in connection with the manufacture of VHS video recorders and television receivers, and seeking damages and injunctive relief. In response to the Company's lawsuit, on December 12, 1995, Mitsubishi filed a lawsuit against Ampex in the U.S. District Court for the Central District of California, alleging patent infringement of two Mitsubishi patents by certain Ampex video and data recorder products, and seeking unspecified damages and injunctive relief. In March 1997, the California court determined that Ampex has no liability to Mitsubishi, finding in favor of Ampex with respect to both Mitsubishi patents. Mitsubishi's request for a new trial and for judgment as a matter of law was denied, and in July 1997 the court affirmed its decision in favor of Ampex.

         In April 1997, a jury in the U.S. District Court for the District of Delaware returned a verdict in favor of Ampex in its patent infringement lawsuit against Mitsubishi and awarded damages to Ampex of approximately $8.1 million for infringing a patent used in connection with the manufacture of certain television receivers. The defendants asserted various defenses and in June 1997 the judge granted a post-trial motion by Mitsubishi to set aside the verdict and award of damages on the theory of prosecution history estoppel. In July 1997, Ampex moved for a retrial. In view of the substantial uncertainty remaining in this litigation, no income from this verdict has been recorded in the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Results of Operations for the Three Months and Six Months Ended June 30, 1997 and 1996 --- Selling and Administrative Expenses" and "--- Royalty Income," above. The June 1997 decision relates only to infringement of one of the Company's patents which is used in picture-in-picture television sets. Ampex has asserted additional claims against Mitsubishi with respect to infringement of Ampex patents in connection with various VCR products. No date has been set for a trial of these claims.

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

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 1997, the Company had an accrued liability of $2.0 million for environmental liabilities. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors, or that the Company's liability will materially exceed the amounts already accrued.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 16, 1997, the Company held its Annual Meeting of Stockholders. The stockholders elected Craig L. McKibben and Peter Slusser as the Class III directors. Mr. McKibben received 39,965,282 votes in favor of his election, with 361,783 votes withheld and no broker nonvotes. Mr. Slusser received 39,966,130 votes in favor of his election, with 360,935 votes withheld and no broker nonvotes. The stockholders also ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for fiscal 1997, with 40,038,336 votes in favor, 183,017 votes opposed, 105,712 votes abstaining, and no broker nonvotes.

Item 5.  Other Information

                  Not applicable.


Item 6(a).        Exhibits

         The  Exhibits to this  Quarterly  Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.


Item 6(b).        Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 1997.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMPEX CORPORATION


Date:  July 22, 1997                 /s/ EDWARD J. BRAMSON
                                     ---------------------
                                     Edward J. Bramson
                                     Chairman and Chief Executive Officer



Date:  July 22, 1997                 /s/ CRAIG L. McKIBBEN
                                     ---------------------
                                     Craig L. McKibben
                                     Vice President, Chief Financial Officer and
                                     Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1997

                                  EXHIBIT INDEX



                  Exhibit
                  Number          Description

                  10.1 Amendment Agreement dated June 30, 1997 between Ampex Finance Corporation and Congress Financial Corporation (Western), amending the Loan and Security Agreement previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, as amended.

                  11.1            Statement re Computation of Per Share
                                  Earnings.

                  27.1            Financial Data Schedule.