Form 10-Q
period 1997-09-30
AMPEX CORP /DE/
filed 1997-10-21
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1997

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of October 15, 1997, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 45,611,707. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                        Quarter Ended September 30, 1997

                                      INDEX
                                                                            Page

PART I -- FINANCIAL INFORMATION...............................................2

Item 1.        Financial Statements...........................................2

               Consolidated Balance Sheets (unaudited) at September 30, 1997 and
               December 31, 1996..............................................3

               Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 1997 and 1996.......4

               Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and 1996.......................5

               Notes to Unaudited Consolidated Financial Statements...........6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................9

PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings.............................................14

Item 2.        Changes in Securities.........................................15

Item 3.        Defaults Upon Senior Securities...............................15

Item 4.        Submission of Matters to a Vote of Security Holders...........15

Item 5.        Other Information.............................................15

Item 6(a).     Exhibits......................................................15

Item 6(b).     Reports on Form 8-K...........................................15

Signatures     ..............................................................16


                         PART I -- FINANCIAL INFORMATION

Item 1.         Financial Statements

              See pages 3-8.

                               AMPEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)




                                                                                     September 30,      December 31,
                                                                                         1997              1996
                                                                                     -------------      ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                          $     10,328    $      13,410
   Short-term investments                                                                   17,991           17,241
   Notes receivable                                                                          8,573            7,926
   Accounts receivable (net of allowances of $1,625 and $2,241)                             13,927           16,721
   Inventories                                                                              17,323           14,095
   Other current assets                                                                      2,820            2,709
                                                                                      -------------   --------------
      Total current assets                                                                  70,962           72,102

Property, plant and equipment                                                                9,476           10,059
Other assets                                                                                 1,410            2,331
                                                                                       -------------  --------------
      Total assets                                                                     $    81,848    $      84,492
                                                                                       =============  ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable                                                                      $        999    $       1,075
   Accounts payable                                                                          6,723            7,148
   Income taxes payable                                                                        353              571
   Accrued restructuring costs                                                               1,428            2,002
   Other accrued liabilities                                                                19,005           22,029
                                                                                      -------------   --------------
      Total current liabilities                                                             28,508           32,825

Long-term debt                                                                                 211              914
Other liabilities                                                                           54,076           60,233
Deferred income taxes                                                                        1,267            1,314
Accrued restructuring costs                                                                  3,873            5,596
                                                                                      -------------   --------------
      Total liabilities                                                                     87,935          100,882
                                                                                      -------------   --------------
Commitments and contingencies (Note 6)

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
   Authorized: 69,970 shares 1997 and 1996
   Issued and outstanding - 69,970 shares 1997 and 1996                                     69,970           69,970

Stockholders' deficit:
   Preferred stock, $1.00 par value:
      Authorized: 842,838 shares 1997 and 1996
      Issued and outstanding - none 1997 and 1996                                                -                -
   Common stock, $.01 par value:
      Class A:
          Authorized: 125,000,000 shares 1997 and 1996
          Issued and outstanding - 45,611,707 shares 1997; 45,434,417 shares 1996              456              454
      Class C:
          Authorized: 50,000,000 shares 1997 and 1996
          Issued and outstanding - none 1997 and 1996                                            -                -
      Other additional capital                                                             382,467          382,042
      Note receivable from stockholder                                                      (3,979)          (3,979)
      Accumulated deficit                                                                 (444,987)        (454,871)
      Cumulative translation adjustments                                                       518              526
      Minimum pension liability adjustment                                                 (10,532)         (10,532)
                                                                                      -------------   --------------
          Total stockholders' deficit                                                      (76,057)         (86,360)
                                                                                      -------------   --------------
          Total liabilities and stockholders' deficit                                 $     81,848    $      84,492
                                                                                      =============   ==============


               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)





                                                                   Three months ended                      Nine months ended
                                                          ------------------------------------   -----------------------------------
                                                                      September 30,                          September 30,
                                                          ------------------------------------   -----------------------------------
                                                                 1997              1996                 1997              1996
                                                           ---------------   ------------------   ----------------  ----------------

     Net sales                                             $    18,182       $      23,604        $    60,562        $       72,256

     Cost of sales                                               9,950              12,582             31,193                39,471
                                                           ---------------   ------------------   ----------------  ----------------
      Gross profit                                               8,232              11,022             29,369                32,785

     Selling and administrative                                  5,043               7,511             19,106                19,329

     Research, development and engineering                       3,841               3,961             11,479                11,785

     Royalty income                                             (1,786)             (3,023)            (9,130)               (7,584)

     Restructuring charges (credits)                              (950)               (453)              (950)                 (453)
                                                           ---------------   ------------------   ----------------  ----------------
      Operating income                                           2,084               3,026              8,864                 9,708


     Interest expense                                               19                  26                 73                   729

     Amortization of debt financing costs                            -                   -                  -                    85

     Interest income                                              (733)               (824)            (2,246)               (2,400)

     Other (income) expense, net                                    (2)                216                 53                  (422)
                                                           ---------------   ------------------   ----------------  ----------------
      Income before income taxes                                 2,800               3,608             10,984                11,716


     Provision for income taxes                                    196                 505              1,100                 1,168
                                                           ---------------   ------------------   ----------------  ----------------
      Net income                                           $     2,604       $       3,103        $     9,884       $        10,548
                                                           ===============   ==================   ================  ================

     Primary income per share:
      Income per share                                     $      0.06       $        0.07        $      0.21       $          0.24
                                                           ===============   ==================   ================  ================
     Weighted average number of common shares outstanding   46,368,024          46,227,048         46,509,963            44,082,092
                                                           ===============   ==================   ================  ================

     Fully diluted income per share:
      Income per share                                     $      0.06       $        0.07        $      0.21       $          0.24
                                                           ===============   ==================   ================  ================
     Weighted average number of common shares outstanding   46,368,024          46,280,192         46,509,963            46,152,259
                                                           ===============   ==================   ================  ================





               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)





                                                                        For the nine months ended
                                                                        -------------------------
                                                                        September 30, September 30,
                                                                             1997         1996
                                                                        ------------- ------------

Cash flows from operating activities:
  Net income                                                           $        9,884  $     10,548
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation, amortization and accretion                                   1,589         2,298
     Net gain on sale of assets                                                     -           927
     Net increase in notes receivable                                            (647)         (892)
     Net (increase) decrease in accounts receivable                             3,471        (2,744)
     Net increase in inventories                                               (3,228)       (4,190)
     Net (increase) decrease in other assets                                      678        (1,560)
     Net increase (decrease) in accounts payable                                 (679)         (143)
     Net decrease in accrued liabilities and
      income taxes payable                                                     (4,137)       (1,434)
     Net (increase) decrease in long-term receivables                             132          (133)
     Net decrease in other non-current obligations                             (5,546)       (6,087)
     Net decrease in accrued restructuring costs                               (2,297)       (2,600)
                                                                       --------------- --------------
          Net cash used in operating activities                                  (780)       (6,010)
                                                                       --------------- --------------
Cash flows from investing activities:
  Purchases of short-term investments                                         (60,944)      (55,430)
  Proceeds received on the maturity of short-term investments                  60,194        45,661
  Proceeds from the sale of short-term investments                                  -         3,938
  Additions to notes receivable                                                     -       (15,107)
  Additions to property, plant and equipment                                   (1,043)         (801)
  Disposals of property, plant and equipment                                       -         27,715
  Deferred gain on sale of assets                                                (611)        5,930
                                                                       --------------- --------------
          Net cash provided by (used in) investing activities                  (2,404)       11,906
                                                                       --------------- --------------
Cash flows from financing activities:
  Borrowings under working capital facilities                                  40,721        35,687
  Repayments under working capital facilities                                 (41,368)      (36,742)
  Repayment of secured note payable                                                 -        (7,333)
  Repayment of notes payable-affiliates                                             -           (80)
  Proceeds from issuance of common stock                                          427           984
  Proceeds from issuance of warrants                                                -            17
                                                                       --------------- --------------
          Net cash used in financing activities                                  (220)       (7,467)
                                                                       --------------- --------------
  Effect of exchange rates on cash                                                322           (46)
                                                                       --------------- --------------
          Net decrease in cash and cash equivalents                            (3,082)       (1,617)
  Cash and cash equivalents, beginning of period                               13,410         6,765
                                                                       --------------- --------------
  Cash and cash equivalents, end of period                             $       10,328  $      5,148
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

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS 130, which is effective for the Company in 1998, has not been determined.

     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of its adoption has not been determined.

Note 3  -- Income Per Common Share

     Primary income per common share for the three-month and nine-month periods ended September 30, 1997 and 1996 is calculated by dividing net income by the weighted average common shares outstanding during the respective periods. The calculation of weighted average common shares assumes the exercise of common stock equivalent warrants and stock options in periods when their exercise would be dilutive. Fully diluted income per common share for the three- and nine-month periods ended September 30, 1997 and 1996 is calculated by dividing net income, as adjusted for interest on outstanding convertible notes, by the weighted average common shares outstanding (calculated as set forth above), including shares issuable upon conversion of the potentially dilutive convertible notes.

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which specifies the computation, presentation and disclosure

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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


Note  4 -- Supplemental Schedule of Cash Flow Information

     Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                                  Nine  months ended
                                            --------------------------------
                                            September 30,      September 30,
                                                1997               1996
                                            ---------------   --------------
                                                    (in thousands)


     Interest.........................       $        73       $       237
     Income taxes paid................             1,443               730




Note 5 -- Inventories

                                           September 30,       December 31,
                                               1997                1996
                                            --------------   ---------------
                                                       (in thousands)


     Raw materials....................       $     7,099       $     6,097
     Work in process..................             6,086             5,160
     Finished goods...................             4,138             2,838
                                              ----------        ----------
         Total........................       $    17,323       $    14,095
                                              ==========        ==========




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


Note 7  -- Preferred Stock

     In December 1997, the Company is scheduled to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock, to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities), at a redemption price of $1,000 per share. As of September 30, 1997, the Company did not have any funds legally available to redeem the Noncumulative Preferred Stock, and the Company does not expect to have any funds legally available on December 31, 1997 to

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


redeem the Noncumulative Preferred Stock. The Company will remain obligated to redeem such shares from time to time after December 31, 1997 to the extent funds become legally available for redemption, and will generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full.
Redemption of the Noncumulative Preferred Stock for cash in the future could have a negative impact on the Company's liquidity. In certain instances the Company may, at its option, redeem the Noncumulative Preferred Stock by issuing common stock at 90% of fair market value, provided, however, that the fair market value of the common stock is then at least $4.00 per share. Although the Company has no current plans for redemption of the Noncumulative Preferred Stock until funds become legally available, it is continuing to evaluate the possibility of redeeming the Noncumulative Preferred Stock by issuing additional debt or equity securities, in light of market conditions, its liquidity and other factors. Any such redemption could result in substantial dilution of current stockholders' equity interests in the Company.

Note 8  -- Income Taxes

     The provisions for income taxes in the three-month and nine-month periods ended September 30, 1997 and 1996 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal taxes in the first nine months of 1997 and 1996 because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries (collectively, "Ampex" or the "Company ") should be read in conjunction with the unaudited Consolidated Financial Statements included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1996 Form 10-K"), and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.


Results of Operations for the Three Months and Nine Months Ended September 30, 1997 and 1996

         Net Sales. Net sales declined by 23.0% to $18.2 million in the third quarter of 1997 from $23.6 million in the third quarter of 1996, and by 16.2% to $60.6 million in the first nine months of 1997 from $72.3 million in the first nine months of 1996. Sales of the Company's instrumentation products have historically declined during the third quarter of its fiscal year, due to seasonal procurement practices of its customers. Although the Company experienced such a decline in the third quarter of 1997, it did not occur during the third quarter of 1996. This has affected the comparison between 1997 and 1996 periods. See "Mass Data Storage and Instrumentation Products," below. In addition, sales of the Company's professional television and after-market products declined during the third quarter and first nine months of 1997, as compared to 1996 periods. See "Professional Video Recording and Other Products," below. The Company's backlog of firm orders increased to $5.2 million at September 30, 1997 from $3.4 million at December 31, 1996. However, the Company considers this level of backlog to be minimal in relation to its historical sales levels. Accordingly, future periods' net sales will be significantly dependent upon orders received in those periods and, because most orders are typically received late in each quarter, it is difficult to predict quarterly sales levels.

         Mass Data Storage and Instrumentation Products. Sales of data storage and instrumentation products totaled $13.6 million for the third quarter of 1997 and $48.0 million for the first nine months of 1997, and declined from the comparable periods in 1996 when sales of such products totaled $18.0 million and $53.2 million, respectively.

A significant portion of the Company's instrumentation product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of these and other Company products have historically declined during the third quarter of the Company's fiscal year due to such seasonal procurement practices, although the Company did not experience this decline in the third quarter of 1996. Sales of the Company's DST mass data storage products increased in the third quarter of 1997, compared to the third quarter of 1996. Broader acceptance of the Company's DST products in its target markets will depend significantly on the availability of certain third party application software. The Company has been working to integrate certain Ampex DST products with other manufacturers' equipment using Microsoft Corporation's Windows NTTM , and anticipates achieving such compatibility during the fourth quarter of 1997. However, the integration of these and other products with the Company's DST products is not within the Company's control, and if delayed may adversely affect DST product sales in future quarters.

         Professional Video Recording and Other Products. Sales of professional video recording products and all other products (consisting primarily of television after-market products) decreased to $4.6 million in the third quarter of 1997 from $5.6 million in the third quarter of 1996, and to $12.5 million in the first nine months of 1997 from $19.1 million in the first nine months of 1996. The Company's DCT digital products were designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. Accordingly, the Company anticipates that its professional video product sales will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them.

         Gross Profit. Gross profit as a percentage of net sales decreased to 45.3% in the third quarter of 1997 from 46.7% in the third quarter of 1996 and increased to 48.5% in the first nine months of 1997 from 45.4% in the first nine months of 1996. The gross profit margin decline in the third quarter reflects lower sales of the Company's instrumentation products, which are generally more profitable than its data storage and video recording products. The improved gross margin in the first nine months of 1997 primarily reflects the cumulative effect of the Company's cost reduction programs. As discussed above in "Mass Data Storage and Instrumentation Products," future sales of the Company's instrumentation recorders may be adversely affected by continuing pressure on government agencies to reduce spending. Any significant decline in sales of these relatively high-margin products could have a material adverse effect on gross profit margins.

         Selling and Administrative Expenses. Selling and administrative expenses decreased to $5.0 million in the third quarter of 1997 from $7.5 million in the third quarter of 1996, and decreased slightly to $19.1 million in the first nine months of 1997 compared to $19.3 million in the first nine months of 1996. The $2.5 million decrease in selling and administrative expenses in the third quarter of 1997 reflects decreased patent infringement litigation expenses and cost controls achieved in anticipation of that quarter's seasonal revenue decline. The Company incurred $3.9 million of patent infringement litigation expenses in the first nine months of 1997, of which only $0.3 million was incurred in the third quarter. In the first nine months of 1996, the Company incurred patent infringement litigation expenses of $2.9 million, of which $2.1 million was incurred in the third quarter. The Company expects these litigation expenses to continue in future periods, but at lower levels than in the first half of 1997. See "Legal Proceedings," below.

         Research, Development and Engineering Expenses. Research, development and engineering expenses decreased slightly to $3.8 million in the third quarter of 1997 from $4.0 million in the third quarter of 1996, and to $11.5 million in the first nine months of 1997 from $11.8 million in the first nine months of 1996. The percentage of R,D&E expenses attributable to the development of keepered media, primarily with magneto-resistive technology, has increased significantly in the comparison periods. The Company will be required to continue making significant expenditures and commitments for the development of keepered media in the future for as long as the development program continues. See "Keepered Media Research and Development," below. The Company is committed to investing in R,D&E programs at levels that management believes can be supported by current sales levels, and the Company currently anticipates that such expenses in 1997 will increase over 1996 levels as a percentage of net sales.

         Royalty Income. Royalty income decreased to $1.8 million in the third quarter of 1997 from $3.0 million in the third quarter of 1996, and increased to $9.1 million in the first nine months of 1997 from $7.6 million in the first nine months of 1996. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Historically, most royalty income was attributable to VHS video recorders. However, in recent periods a significant portion of royalty income has related to 8 mm video recorders and camcorders.

         Approximately $3.7 million and $2.0 million of royalty income in the first nine months of 1997 and 1996, respectively, were from non-recurring royalties resulting from negotiated settlements related to sales of products by manufacturers prior to the negotiation of licenses from the Company. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict, such as the extent of use of the Company's patented technology by third parties, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As discussed below under "Legal Proceedings," Ampex has been in litigation with Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. regarding an Ampex patent that the Company contends was used in connection with the manufacture of certain television receivers. The subject patent expired in July 1997, but Ampex has several other patents, not presently the subject of litigation, that the Company believes may be used currently by various manufacturers of television receivers. The Company has approached certain of these manufacturers with a view toward negotiating licensing agreements, but there can be no assurance that the Company will be successful in such efforts.

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

         Restructuring Charges (Credits). The Company recorded restructuring credits of $1.0 million in the quarter and nine months ended September 30, 1997, compared to $0.5 million in the comparable periods in 1996. Restructuring credits are primarily due to the Company's ability to enter into favorable sublease or other arrangements for facilities that were vacated as part of the 1993 restructuring of operations.

         Operating Income. The Company generated operating income of $2.1 million in the third quarter of 1997, as compared to $3.0 million in the third quarter of 1996, and $8.9 million in the first nine months of 1997 as compared to $9.7 million in the first nine months of 1996. Operating income during the third quarter of 1997 reflects lower gross profit resulting from lower sales, and lower royalty income, which were partially offset by increased restructuring credits and lower litigation expenses associated with the Mitsubishi patent infringement lawsuit. Operating income during the first nine months of 1997 reflects higher litigation expenses and lower gross profit, offset by increased royalty income and restructuring credits.

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

         Provision for Income Taxes. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic tax timing differences and operating losses, if any, are not deductible in computing such foreign taxes. The provisions for income taxes in the third quarters of 1997 and 1996 consist primarily of foreign income taxes and withholding taxes on royalty income.

         Net Income. The Company reported net income of $2.6 million in the third quarter of 1997 compared to $3.1 million in the third quarter of 1996, and $9.9 million in the first nine months of 1997 compared to $10.5 million in the first nine months of 1996, as a result of the factors discussed above under "Operating Income." The Company was able to maintain profitability, despite sales declines in the third quarter of 1997, primarily by continuing to focus on controlling costs.

Liquidity and Capital Resources

         Cash Flow. At September 30, 1997, the Company had cash and short-term investments of $28.3 million and working capital of $42.5 million. At December 31, 1996, the Company had cash and short-term investments of $30.7 million and working capital of $39.3 million. The Company's operating activities utilized cash of $0.8 million during the first nine months of 1997 and $6.0 million during the first nine months of 1996. The Company's previously announced strategy to increase inventories to support sales of its 19 millimeter DST and DIS products is the primary reason for the increase of $3.2 million in inventories at September 30, 1997 over year-end 1996 levels. While the Company began shipping its DST 810 library system in the fourth quarter of 1996 and its DST 812 library system in the first quarter of 1997, it presently has no material backlog of orders for these products. The increased investment in inventories, particularly with respect to its DST 810 and DST 812 products, which have a limited sales history, may expose the Company to an increased risk of inventory write-offs. Cash flows from investing activities and financing activities for 1996 reflect the Company's sale of real estate in California.

         The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable. At September 30, 1997, the Company had no material borrowings outstanding and had letters of credit issued against the facility totaling $2.3 million. This credit facility was recently extended for an additional two years, to expire in May 2000.

         Financing Transactions. In December 1997, the Company is scheduled to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock, to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities), at a redemption price of $1,000 per share. As of September 30, 1997, the Company did not have any funds legally available to redeem the Noncumulative Preferred Stock, and the Company does not expect to have any funds legally available on December 31, 1997 to redeem the Noncumulative Preferred Stock. The Company will remain obligated to redeem such shares from time to time after December 31, 1997 to the extent funds become legally available for redemption, and will generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the Noncumulative Preferred Stock has been redeemed in full. Redemption of the Noncumulative Preferred Stock for cash in the future could have a negative impact on the Company's liquidity. See Note 7 of Notes to Unaudited Consolidated Financial Statements. In certain instances the Company may, at its option, redeem the Noncumulative Preferred Stock by issuing common stock at 90% of fair market value, provided, however, that the fair market value of the common stock is then at least $4.00 per share. Although the Company has no current plans for redemption of the Noncumulative Preferred Stock until funds become legally available, it is continuing to evaluate the possibility of redeeming the Noncumulative Preferred Stock by issuing additional debt or equity securities, in light of market conditions, its liquidity and other factors. Any such redemption could result in substantial dilution of current stockholders' equity interests in the Company.

         In the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of common stock which may be offered from time to time by the Company, the proceeds of which would be used for general corporate purposes. The sale of common stock covered by the shelf registration statement could adversely affect the market price for the common stock, and would dilute current stockholders' interests by approximately 3% if all such shares were to be issued. The Company is continuing to evaluate its financing requirements and available financial alternatives, and may determine to issue additional debt or equity securities, or to take other actions, which would be in addition or as an alternative to its possible shelf offering. No determination to proceed with any financing alternatives has been made at the date of this Report.

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

         As previously disclosed, Ampex has provided samples of keepered media components optimized for inductive-based disk drives to two disk drive manufacturers and is continuing to discuss possible production programs with them. One such manufacturer has advised the Company that it intends to build a small number of inductive head-based disk drives incorporating keepered media during the fourth quarter of 1997 for evaluation purposes only. This had previously been scheduled to occur during the third quarter of 1997. Even if such disk drives are built and perform successfully, there may be economic or other reasons why this disk drive manufacturer might elect to make a transition to MR head-based designs and not to proceed with any inductive head-based program or with keepered media.

         The Company previously reported that it has demonstrated significant capacity increases for MR heads with keepered media under laboratory conditions, and that results obtained under laboratory conditions may not be representative of performance in a production disk drive. Additionally, there is a significant possibility that further testing or technical or economic factors may make the incorporation of keepered media into MR-based disk drives impractical. The Company's current strategy is to attempt to develop keepered media for use with MR head-based disk drives incorporating currently available components, because it believes that this strategy affords the best opportunity to accelerate commercial availability of the technology and that it has most of the resources required to perform this development work internally. The Company intends to pursue this strategy in connection with its previously announced joint development program with Samsung Information Systems of America, Inc. However, there can be no assurance that any of these development efforts will be successful. It is possible that in order to achieve significant gains in a production disk drive, it will be necessary to make design changes to certain components, such as MR heads or read-write channels. If such design changes are required, the Company intends to seek an industry partner for the manufacture of these components, but there can be no assurance that any such partner will be willing or able to implement the required modifications on a timely basis or on economic terms that are favorable to the Company. At present, the Company is not actively pursuing such discussions with any third parties.

         In a high technology industry such as data storage, other technology may be under development, or may be developed in the future, that could be technically or economically superior to keepered media. It is also possible that further analysis by the Company or potential customers will identify other technical or economic issues of which Ampex is presently unaware. In view of the many uncertainties associated with the development and commercialization of keepered media (as described above and in the Company's prior filings with the Securities and Exchange Commission), there can be no assurance as to when, or if, any revenues or other benefits from this technology will be realized by the Company. The development of keepered media could also divert the Company's technical resources, which could negatively affect the Company's other research and development programs, including improvements to the Company's mass data storage product lines. Since the prospects for keepered media are highly speculative, there is a risk that the market price of the Company's securities may experience increased volatility, in addition to the volatility that may result from other factors affecting the Company, such as changes in financial performance, analysts' estimates, or product or technology announcements by the Company or its competitors.

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

         On September 22, 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi") in the U.S. District Court for the District of Delaware, alleging patent infringement and breach of a license agreement in connection with the manufacture of VHS video recorders and television receivers, and seeking damages and injunctive relief. In response to the Company's lawsuit, on December 12, 1995, Mitsubishi filed a lawsuit against Ampex in the U.S. District Court for the Central District of California, alleging patent infringement of two Mitsubishi patents by certain Ampex video and data recorder products, and seeking unspecified damages and injunctive relief. In March 1997, the California court determined that Ampex has no liability to Mitsubishi, finding in favor of Ampex with respect to both Mitsubishi patents. Mitsubishi's request for a new trial and for judgment as a matter of law was denied. In July 1997, the court affirmed its decision in favor of Ampex and Mitsubishi filed a notice of appeal with the Court of Appeals for the Federal Circuit.

         In April 1997, a jury in the U.S. District Court for the District of Delaware returned a verdict in favor of Ampex in its patent infringement lawsuit against Mitsubishi and awarded damages to Ampex of approximately $8.1 million for infringing a patent used in connection with the manufacture of certain television receivers. The defendants asserted various defenses and in June 1997 the judge granted a post-trial motion by Mitsubishi to set aside the verdict and award of damages on the theory of prosecution history estoppel. In August 1997, Ampex's motion for retrial was denied and the Company filed a notice of appeal with the Court of Appeals for the Federal Circuit. The Company does not expect the Court of Appeals to issue its decision in this case, or in the case described in the foregoing paragraph, before the latter part of 1998. In view of the substantial uncertainty remaining in this litigation, no income from this verdict has been recorded in the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Results of Operations for the Three Months and Nine Months Ended September 30, 1997 and 1996 --Selling and Administrative Expenses" and "--- Royalty Income," above. The June 1997 decision relates only to infringement of one of the Company's patents which is used in picture-in-picture television sets. Ampex has asserted additional claims against Mitsubishi with respect to infringement of Ampex patents in connection with various VCR products. No date has been set for a trial of these claims.

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

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 1997, the Company had an accrued liability of $2.1 million for environmental liabilities. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors, or that the Company's liability will materially exceed the amounts already accrued.

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


Item 6(b).     Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      AMPEX CORPORATION


Date:  October 20, 1997               /s/ EDWARD J. BRAMSON
                                      ---------------------
                                      Edward J. Bramson
                                      Chairman and Chief Executive Officer



Date:  October 20, 1997               /s/ CRAIG L. McKIBBEN
                                      ---------------------
                                      Craig L. McKibben
                                      Vice President, Chief Financial
                                        Officer and Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997

                                  EXHIBIT INDEX



Exhibit
Number   Description

10.1 Agreement of Lease dated as of August 14, 1997 between TRST New York, Inc., LAFP New York Inc. and The Alaska Permanent Fund (as tenants in common), as Landlord, and Ampex Corporation, as Tenant.




11.1              Statement re Computation of Per Share Earnings.

27.1              Financial Data Schedule.