Form 10-K
period 1997-12-31
AMPEX CORP /DE/
filed 1998-03-16
CIK 887433

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
         (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997
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
       (State of incorporation)          (I.R.S. employer identification number)
                                  500 Broadway
                       Redwood City, California 94063-3199
          (Address of principal executive offices, including zip code)
                                 (650) 367-2011
              (Registrant's telephone number, including area code)
          ------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                 Class A Common Stock, par value $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 30, 1998 was $115,486,648, based on a price of $3.0625 per share, which was the closing price of the Registrant's Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of voting stock outstanding.

As of January 30, 1998 there were 45,973,517 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

679833.6

                                AMPEX CORPORATION

                                    FORM 10-K

                          Year Ended December 31, 1997
                                      INDEX

                                                                                                                       Page
PART I                                                                                                                    1
ITEM 1.           BUSINESS                                                                                                1
ITEM 2.           PROPERTIES                                                                                             15
ITEM 3.           LEGAL PROCEEDINGS                                                                                      16
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                    17
ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT                                                                   17

PART II                                                                                                                  18
ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                                                                    18

ITEM 6.           SELECTED FINANCIAL DATA                                                                                19
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                                              19
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                            25
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                                                                    25

PART III                                                                                                                 25
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                                        25
ITEM 11.          EXECUTIVE COMPENSATION                                                                                 25
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                                                             25
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                         26

PART IV                                                                                                                  26
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K                                                                                    26
                  SIGNATURES AND POWER OF ATTORNEY                                                                       33


679833.6
                                       -i-

                                     PART I

ITEM 1.           BUSINESS

Introduction

         Ampex Corporation ("Ampex" or the "Company") is a leading innovator in the design and manufacture of high performance scanning recording devices and digital image processors. Its specialized recording products are used for the acquisition of data at high speeds under difficult conditions, such as those in aircraft, and for the storage of mass computer data, especially images. The Company has significant experience in digital image processing and has approximately 1,000 patents and patent applications in this field and in recording technology, from which it has derived significant licensing income. The Company's principal licensees are the manufacturers of consumer video products worldwide.

         The Company's principal product groups are its mass data storage and instrumentation products and its professional video and other products. The mass data storage and instrumentation products group includes (i) 19- millimeter scanning recorders and library systems (DST(R) and DIS(TM) products) and related tape and after-market equipment; and (ii) data acquisition and instrumentation products (primarily DCRsi(TM) instrumentation recorders) and related tape and after-market equipment. The Company's professional video and other products group includes primarily its DCT(R) video recorders and image processing systems and related tape products and television aftermarket equipment. The Company's DST tape drives and robotic library systems for computer mass data storage offer superior data access times, rapid data transfer rates and low cost per megabyte of storage. Ampex DIS instrumentation recorders allow users to record instrumentation data on DST tape cartridges, so that the data can be used in a computer environment as well as in an instrumentation environment. Ampex DCRsi instrumentation recorders are designed for demanding aeronautical applications such as commercial and military flight testing, as well as other applications involving comparable data-gathering challenges in extreme environments. The Company's DCT video recording products have been developed for high-end digital component recording applications in entertainment and imaging markets. These products are more fully described below under "Products."

         During its 54-year history, Ampex has developed extensive technical expertise in electronic storage, processing and retrieval of digital images. The Company participates at the high end of the video market with its DCT broadcast video products which were, in 1992, re-engineered to incorporate digital image compression. The major industry market for video technology is in consumer products. Ampex has licensed its patents for consumer markets since 1968, and signed two new licenses in 1997. In the years 1993 through 1997, the Company's licensing income averaged $16.3 million per year, and in fiscal 1997 totaled $12.6 million. Royalty income has fluctuated materially from year to year and there is no assurance that Ampex will continue to generate comparable levels of licensing income in future years.

         The Company was incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to "Ampex" or the "Company" include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. The principal executive offices of the Company are located at 500 Broadway, Redwood City, California 94063, and its telephone number is (650) 367-2011. The Company's Class A Common Stock is traded on the American Stock Exchange under the symbol "AXC."

Recent Developments

         In January 1998 the Company issued and sold to a group of institutional investors its 12% Senior Notes due March 15, 2003 (the "Senior Notes") in the aggregate principal amount of $30,000,000, together with warrants to purchase up to 1,020,000 shares of the Class A Common Stock of the Company (the "Warrants"). As a result of the issuance of the Senior Notes, the Company's total indebtedness and debt service obligations have increased substantially from prior levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company expects to use the net proceeds of the Senior Notes

679833.6

(approximately $28.5 million after deduction of estimated fees and expenses) primarily for working capital purposes, expansion of its existing business lines, and possible investments in, or acquisitions of, new businesses. The Company has not entered into any negotiations, arrangements or understandings with any acquisition candidates at the date of this Report, except that the Company has been in discussions regarding the acquisition of the seismic data storage and related software and marketing business and assets of one of its resellers in the oil and gas exploration industry. The acquisition of such business and assets, if completed, would not be material to the Company. There can be no assurance that the Company will successfully complete this acquisition or any other acquisitions of businesses or that the Company will realize any financial benefit therefrom. See "Markets -- Mass Data Storage and Instrumentation Products -- 19-millimeter Products," "-- Research, Development and Engineering" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1997."

Forward-Looking Statements

         This Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: potential inaccuracy of future sales and expense forecasts; effects of increased inventories; potential inability of the Company to execute its marketing, acquisition, investment, licensing and other strategies; potential inability of the Company to integrate acquired businesses; effects of existing and emerging competition and industry conditions; decline in sales to the government; declining sales of professional video products; rapid technological changes and risks of new product and business development efforts; the development of application software for its 19-millimeter products; international operating difficulties; redemption of the Company's outstanding
Noncumulative Preferred Stock; possible future issuances of debt or equity securities; and the Company's liquidity and anticipated interest expenses. These forward-looking statements speak only as of the date of this Report. Statements herein with respect to the Company's future strategies, policies or practices are subject to change at any time without prior notice to security holders of the Company, and the Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, and/or in other sections of this Form 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS FORM 10-K.

Products

         As stated above in "Introduction," the Company's principal product groups are its mass data storage and instrumentation products (including DST, DIS and DCRsi) and its professional video and other products (including DCT). For information concerning net sales for each product group, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Mass Data Storage and Instrumentation Products

         19-millimeter Products. In 1992, Ampex entered the high-performance mass data storage market with its DST series of 19-millimeter data storage products, including tape drives and robotic library systems. Based on its

679833.6
                                       -2-
own evaluation and that of outside sources, the Company believes its DST and DIS mass data storage products offer a price-performance advantage over alternative magnetic, optical, solid state or disk-based storage systems now available, providing fast data access times, rapid data transfer rates and extremely low cost per megabyte of storage.

         Access time is one of the most important sustainable advantages of DST products compared to alternative tape-based storage systems. Older tape-based storage products achieve low-cost storage but trade off accessibility; since the data stored is not available for most online or near-online applications, such systems are generally limited to back-up and archival storage applications. DST products, in contrast, combine low storage cost per megabyte with fast access to rapidly transferable information. DST products use software logic that enables a library or even a single tape drive to organize information using partitions, much as disk drives do. Individual segments can then be accessed quickly and updated independently. This proprietary Ampex technology, introduced in 1994, gives DST products the performance of a digital tape drive and the efficiency and access speed of partitioned memory. DST systems also provide rapid data transfer rates that exceed the speed of other mass storage products such as optical disks, allowing a user to download stored information to a computer at a sustained rate of 15 megabytes per second ("MB/sec"), with an option available to increase to a rate of 20 MB/sec.

         DST and DIS tape drives use core technology developed by Ampex for its digital video recorders. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 25 to 165 gigabytes ("GB") per cartridge in single density format and from 50 to 330 GB per cartridge in double density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from
1.2 to 12.8 terabytes ("TB") of storage capacity while occupying only a fraction of the floor space required by competing storage systems. The Company recently announced the availability of expansion modules which can expand DST library storage capacity in virtually unlimited increments.

         Ampex's single-density DST product line currently includes the DST 310 tape drive, the DST 410 automated cartridge library and the DST 810 automated library system. The DST 310 is a single cartridge tape drive that provides convenient and fast backup for applications such as large databases or disk arrays. The DST 310 is capable of accepting 25 GB, 75 GB and 165 GB cartridges. The DST 410 automated cartridge library is an entry- level library with a storage capacity of up to 1.2 TB in less than eight square feet of space. The DST 810 automated library is designed to combine from one to four tape drives, and features a storage capacity of 6.4 TB. The DST 810 library system is optimized for large file size applications and, accordingly, is suited for image-based document storage, medical records, news archives, oil and gas seismic data and CAD/CAM image data, as well as potential video-on-demand applications. These products can deliver a sustained rate of 15 MB/sec across a SCSI-2 interface, search speeds of up to 1600 MB/sec, an average access time of less than 16 seconds and capacity of up to 165 GB on a single cartridge.

         In the first quarter of 1997, the Company began shipping its new "double-density" versions of its 19- millimeter data storage product line. The DST 310, DST 410 and DST 810 products are all available with double density cartridges, as the DST 312, DST 412 and DST 812 products, respectively. The new versions double the amount of data that can be stored on a single cartridge with a corresponding reduction in the cost per megabyte of the Company's mass data storage products. The DST 312 tape drive can hold 50 GB, 150 GB and 330 GB cartridges, and the DST 412 library can store up to 2.4 TB of data. The DST 812 library system can store 12.8 TB of data at a cost of approximately $.02 per megabyte. Although the new versions are intended to enhance the performance of the Company's data storage products, the Company believes that the availability of these new versions has contributed to the decline in sales of the Company's existing 19-millimeter data storage products. Ampex is currently working to double the per-cartridge capacity of its mass data storage products again which, if successful, could permit the storage of as much as 660 GB of data on a single cartridge. The Company believes that this will enable it to maintain its relative cost advantage as per-megabyte costs of competing storage technologies, such as disk drives, continue to decline. There can be no assurance that these efforts will be successful or, if they are, that future sales will not be adversely affected if the Company experiences any product development delays or transition difficulties. (Subsequent references to storage capacity of the Company's mass storage products in this Form 10-K refer to the Company's new double-density versions unless the context otherwise specifies.)

679833.6
                                       -3-

         In October 1997, the Company announced the availability for shipment in early 1998 of a new medium-sized library product, the DST 712, which has a maximum storage capacity of 5.8 TB in 7.5 square feet of space and can accommodate one or two tape drives. This automated tape library product was designed to fill the gap between the Company's DST 412 and DST 812 products. The Company also announced its intention to offer an expansion module for the DST 712 and DST 812 products, which will permit additional storage capacity for those products on a cost-efficient, incremental basis.

         Although the Company believes that its DST drives and library systems offer significant advantages over competitive systems, there are a variety of risks involved in this product line. The Company's DST products incorporate a proprietary magnetic tape format that is not compatible with current industry standard formats. The Company has not licensed its tape format to other manufacturers and as such is the sole source of these products. In addition, other factors relating to the markets for these products and to competition in these markets may affect future sales of DST products. See "Markets--Mass Data Storage and Instrumentation Products," "--Distribution and Customers," "--Competition," and "--New Product Development and Industry Conditions."

         In 1995, the Company expanded its 19-millimeter product line with the introduction of its DIS instrumentation recorders and library systems. The Company's principal instrumentation products currently are the DIS 120i and DIS 160i instrumentation/data recorders and the DIS 220i automated instrumentation/data library. The Company's DIS products are designed for mass storage of instrumentation data. These recorders use the same 19mm helical scan recording technology used in the Company's DST products. Data from DIS recorders can also be stored on DST cartridges, placed in DST libraries and accessed using DST tape drives, so that all the benefits of DST mass storage products are available, including rapid, random access to the data for subsequent processing. The DIS 120i and 160i drives have capacities of 25, 75 or 165 GB (depending on the DST cartridge used) and record/reproduce rates of 120 Mb and 160 Mb per second, respectively. The DIS 220i automated library, which is the instrumentation version of the DST 410 library, can hold up to 1.2 terabytes of data. The Company introduced double density versions of each of its DIS recorders at the time it similarly upgraded its DST product line.

         Data Acquisition/Instrumentation Products. Ampex has been well-established for a number of years as a supplier of instrumentation recorders. Ampex has supplied these recorders primarily to government agencies for use in data collection, satellite surveillance and defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Ampex instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on many foreign aircraft. The Company believes they are well-suited to these demanding aeronautical applications, and other applications involving comparable data-gathering challenges in extreme environments, because of their unmatched performance and reliability.

         The Company's principal data acquisition/instrumentation products currently are the DCRsi 240, DCRsi 107 and DCRsi 75 digital instrumentation recorders. The DCRsi recorders are rugged, highly reliable and compact recorders that permit uninterrupted data capture over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48 GB of data at a record/reproduce rate of up to 240 megabits ("Mb") per second. The DCRsi 107 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 107 Mb per second. During 1995, the Company introduced the DCRsi 75 recorder, a lower cost DCRsi model with a record-reproduce rate of 75 Mb per second. Shipments of DCRsi 75 recorders commenced in 1996.

         A significant portion of data acquisition and instrumentation recorder sales reflect purchases by the federal government, which can be subject to significant fluctuations. See "Markets--Data Acquisition/Instrumentation Recorders." In addition, other factors relating to the markets for the Company's instrumentation products and to competition in these markets may affect future sales of these products. See "Distribution and Customers," "Competition," and "New Product Development and Industry Conditions."

Professional Video Recording and Other Products

679833.6
                                       -4-

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

         In the period 1992 to 1994, the Company discontinued sales of many older (primarily analog) recorders, switchers and systems products, which contributed to the decline in sales for this product group in recent years. Sales levels have also been adversely affected by changes in the traditional markets for the Company's professional video products and by the reduction in the Company's distribution network for these products. See "Markets-- Professional Video Recording Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1997 -- Professional Video Recording and Other Products." In 1995, 1996 and 1997, sales of these products consisted almost exclusively of DCT video recorders and image processing systems. In view of the recent announcement of standards for the digital transmission of television signals, Ampex believes it is unlikely that such special purpose video products will continue to be sold in material quantities. Accordingly, the Company expects that its sales of products in this market will be limited to after-market products and services, and that such sales will continue to decline in future years. Certain of the Company's DST and DIS products have been used in professional video recording markets, and the Company believes that the potential for increased sales of its 19-millimeter products in these markets could help to offset the decline in sales of its DCT products, but there can be no assurance that this will occur.

         The Company's other products are currently almost entirely television after-market products (including spare parts) relating to television products that the Company now manufactures, or that it manufactured in prior periods and continues to support. Ampex's after-market activities have declined as a percentage of net sales in recent years as the Company has narrowed its professional television product line, and many of the products that have historically generated a significant portion of these net sales (including Betacam small-format recorder after-market products, turnkey studio facilities, mobile vans, computer core memory products and refurbished equipment accepted as trade-ins on new equipment sales) have been discontinued. Other products also include the sale of a limited number of integrated circuits. See "Markets--Components" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1997 -- Professional Video Recording and Other Products."

Markets

Mass Data Storage and Instrumentation Products

         19-mllimeter Products. The Company's DST mass data storage systems are designed to meet the rapidly changing requirements of the mass data storage market. The market for mass storage devices has undergone an evolution in recent years. Historically, mass storage devices were used to store data off-line as protection against catastrophes affecting on-line storage, to archive data for record retention purposes or as a low-cost means of storing infrequently used data. More recently there is a growing demand for mass storage devices that provide cost-effective storage combined with rapid access to data. The demand for storage devices that can store large amounts of data

679833.6
                                       -5-
in a readily accessible manner has grown due to two factors. First, faster and lower-cost computer processors are generating more data. Second, a steadily growing percentage of information is created, stored, accessed and transmitted in visual form (such as drawings, pictures, scanned documents and other images), and the storage of visual information requires much greater capacity than the storage of text. For example, while one page of text requires 2,000 bytes of storage, one second of full-color video requires 30,000,000 bytes.

         Despite the rapid increase in the need for data storage on the part of most computers users, the Company believes that its mass storage products offer such large capacities and high speeds that they currently exceed the capacity needs and retrieval rates required by the majority of computer users. Accordingly, the Company expects that its sales of these products will continue to be limited to large and technically sophisticated corporations and national and local government agencies for the foreseeable future. Ampex's customers in these industries include Mobil, Amoco, the FBI, NASA, Time Warner, Fox Television and Industrial Light and Magic. The Company also believes that if the new digital television standards are widely adopted, Ampex may be able to sell its DST and DIS products to customers who historically purchased its specialized video products. Ampex's current sales of mass data storage and instrumentation products are concentrated at present in three major vertical industry markets -- the oil and gas exploration industry; government; and the digital video industry organizations. The Company believes that, whereas in prior years organizations involved in the markets described above maintained large technical staffs which were capable of integrating equipment such as the Company's into their existing computer facilities, even the largest of these potential customers are now increasingly likely to purchase complete solutions or even to outsource certain activities and to reduce their in-house technical staffs. This trend is unfavorable to companies like Ampex, which primarily provide system components like mass data storage tape drives. The Company has been working to address this by ensuring that certain widely used software can interface with its products. For example, the Company is seeking to address hierarchical storage management and database backup applications in certain markets, and its DST 310 tape drive and DST 410 and 810 libraries are now supported by certain third party hierarchical storage management and UNIX file system back up software packages. However, the Company cannot predict the extent to which such software will result in increased sales of DST products.

         In order to capitalize further on the relatively low cost per megabyte and rapid retrieval rates of its products, the Company believes that it may be necessary to offer more specialized and industry-specific services than it currently provides. Accordingly, the Company intends to expand the integration, software and other services that it offers, either by developing these services internally or by investing or acquiring other entities capable of providing such services, together with Ampex equipment, initially in Ampex's existing markets. Ampex has not reached any understanding with respect to any such acquisitions or investments, except that it has been in discussions regarding the acquisition of the seismic data storage and related software and marketing assets of one of its larger resellers in the oil and gas exploration industry. There can be no assurance that the Company will successfully complete any such acquisitions or investments or that the Company will recognize any financial benefit from them. Although the emergence of applications that envision the transmission of video, graphics and other images over the Internet or private networks may create new markets for the Company's data storage products, the Company's management believes that these applications will require bandwidth improvements to current information delivery systems before the information storage systems offered by the Company and others will be required. Should this technical obstacle be overcome and commercial markets ultimately develop, the Company believes that it will experience aggressive competition from other companies, and there can be no assurance that the Company will be able to remain competitive against products ultimately offered by such companies.

         Data Acquisition/Instrumentation Recorders. Ampex's DCRsi recording drives and magnetic media are designed to acquire large volumes of data in stressful physical environments, and are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of airplanes. DCRsi products are used by U.S. and foreign military and intelligence agencies (including those of Germany, Japan, the United Kingdom and Russia), as well as by manufacturers of commercial airplanes, such as Boeing Corporation, and by Airbus, the consortium of European airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments.

679833.6
                                       -6-

         The storage capacity and data transfer rates of the Company's DCRsi products can be varied continuously from fractions of a megabit per second up to 240 megabits per second on its highest performance versions. These products perform reliably in conditions of extreme shock and vibration, variations in gravitational force and extremes of temperature, humidity and electronic interference, such as those found in aircraft, helicopters and space vehicles. Because these products are widely used in their target markets, recordings made on one machine can subsequently be reproduced on other machines at various customer locations. In ground-based applications, which generally are less harsh environments that do not require the ruggedness of a DCRsi recorder, the storage and analysis functions of DCRsi products can also be performed by the Company's 19-millimeter DST and DIS mass data storage products.

         The Company has supplied its data acquisition and instrumentation products to U.S. and foreign government agencies for many years, and this continues to be the primary market for the Company's DCRsi products. Sales to government agencies are subject to fluctuation as a result of changes in government spending programs (including defense programs). Sales to these markets could be adversely affected by pressure on government agencies to reduce spending, and any material decline in the current level of government purchases of the Company's products could have a material adverse effect on the Company.

         Professional Video Recording and Other Products. The Company's DCT professional recording products are designed to provide high-performance capabilities for customers in entertainment and imaging markets. Historically, Ampex sold its professional video products to television companies and broadcasters that used them to produce or edit television commercials or programs for broadcast. More recently, however, the production and editing of television commercials and programs is increasingly being performed by independent organizations rather than by broadcasters or cable television companies themselves. These services are commonly known as "post-production" services. Most of Ampex's video recording product sales are to such post-production facilities or to motion picture studios that use Ampex products for their in-house post-production needs. Post-production customers whose business reputations are based on high picture quality and whose needs include rapid editing capabilities currently represent the major market for the Company's DCT digital component video recording products. The Company does not serve the lower end of the post-production market.

         Sales of the Company's video recording products have declined in recent years as a result of changing conditions in the traditional markets for the Company's products. In response to these changes, the Company has reduced its product line, marketing expenditures and distribution network for its video products. In addition, the Company believes that the recent announcement of standards for the digital transmission of television signals will cause sales of its special purpose video products to continue to decline in future years. These factors have had and will continue to have a negative impact on sales of the Company's professional video recording and related aftermarket products.

Distribution and Customers

         The Company currently distributes all its 19-millimeter products (including DST and DIS recorders) directly through its internal sales force, as well as through independent value-added resellers. The Company's DST products are sold to customers such as oil and gas companies, imaging companies, information and entertainment delivery companies and broad-band telecommunications companies. The Company is also pursuing opportunities in the market for storage of very large databases maintained by many commercial and government entities.

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

         Ampex's  professional  video recording products are sold principally to
customers  in  entertainment  markets,  including  independent   post-production
houses, broadcast and cable networks, motion picture studios and independent

679833.6
                                       -7-
television stations. The Company distributes its video products through its internal sales force and through various independent distributors.

         The Company currently operates a total of nine sales offices, including six in the U.S., one in Germany, one in Japan and one in the United Kingdom.

         Ampex's sales to U.S. government agencies (either directly or indirectly through government contractors) represented 27.7% of net sales in fiscal 1997 compared to 18.0% in fiscal 1996 and 14.7% in fiscal 1995. Products sold for U.S. government use include primarily instrumentation recording systems. Sales to government customers are subject to fluctuations as a result of changes in government spending programs and are subject to customary contractual provisions permitting termination at the government's election. See "Markets--Mass Data Storage and Instrumentation Products."

         No single non-governmental customer accounted for more than 10% of Ampex's total net sales in 1996 or 1997.

Research, Development and Engineering

         Scanning recording systems such as those developed by Ampex involve extremely complex technology. As a result, Ampex has developed extensive expertise in a wide area of technical disciplines and has developed fundamental innovations in digital image processing, magnetic recording technology and channel electronics. In 1997, the Company spent approximately 19% of net sales for research and development programs and engineering costs, compared to 17% in 1996 and 16% in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated
Financial Statements. These continuous research and development efforts have resulted in a substantial patent portfolio covering not only existing products, but also covering technological innovations that may result or be useful in future commercial products. With respect to current products, the Company has allocated a major portion of its research and development budget in recent years to the 19-millimeter digital recording technology included in its DST, DIS and DCT products. The Company will continue to fund future generations of its mass data storage and instrumentation products, and presently is working to double the current per-cartridge capacity of these products to 660 GB of data and to increase their data transfer rates above the current 15-20 MB/sec levels. If successful, these efforts will further enhance the cost- efficiency of these products. Ampex also plans to introduce lower cost versions of its data acquisition and instrumentation products, and to improve the ability of these products to interface with other companies' products. The Company hopes to develop an expansion module that will increase the solid state memory capacity of its DCRsi products, thereby increasing the speed of their data acquisition functions. See "Products--Mass Data Storage and Instruments" above. Ampex will also continue researching other new product opportunities that capitalize on its expertise and patented technology in digital image processing, magnetic recording and channel electronics. All of the Company's research, development and engineering efforts are subject to certain risks and uncertainties described below under "New Product Development and Industry Conditions," and there can be no assurance that any of these efforts will be technologically or commercially successful.

Keepered Media Development Program

         Ampex has previously disclosed that it has been engaged since late in 1994 in a research and development program to attempt to commercialize its "keepered media" technology for use in the hard disk drives that are attached to most computers. A description of this technology and certain developments and uncertainties related to the development program are set forth in the Company's 1996 Annual Report on Form 10-K (the "1996 Form 10-K") and its 1996 and 1997 Quarterly Reports on Form 10-Q. In order to understand properly the following information, it is necessary to refer to these earlier reports.

         As previously disclosed, keepered media technology was originally intended for use in inductive head-based disk drives, which are rapidly being replaced by magneto-resistive ("MR") head-based technology. In 1996 and

679833.6
                                       -8-

1997, the Company spent a significant portion of its research, development, and engineering budget on the development of keepered media. The Company continues to believe that keepered media could have commercial potential. However, management has concluded that this technology will not generate revenue in the near future and, accordingly, the Company has reduced the level of its development expenditure for keepered media, but is continuing its research for advanced uses of the technology. In the fourth quarter of 1997, the Company incurred charges of $0.9 million in connection with the transfer of the keepered media program to a long-term development project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1997 -- Research, Development and Engineering" and "-- Restructuring Changes (Credits)."

         The Company has discontinued its previously disclosed programs relating to the development of disk drives based on inductive heads, and has terminated one of its previously announced contractual arrangements for the development of keepered media. The Company's research indicates that it is unlikely that keepered media will offer significant capacity gains with current generation MR heads unless such heads are substantially modified from current designs, and management believes it is unlikely that disk drive manufacturers will modify existing head designs. However, as new generations of heads are developed with higher capacity, the benefits of keepered media, such as improved thermal stability, could become significant. The Company is targeting its continuing research on keepered media for such higher density uses, but it is impossible to forecast when, or if, keepered media will be adopted for commercial disk drives. In addition to continuing research, the Company is giving consideration to the development of products that would incorporate keepered media in its own high performance digital tape drives. The Company is unable to forecast when or if it will receive any revenues from keepered media, and the Company's business plans do not assume that any such revenue will be received.

Patents, Licenses and Trademarks

         As a result of its on-going research and development expenditures, the Company has developed substantial proprietary technology, certain of which it has elected to patent or to seek to patent. As of December 31, 1997, Ampex held over 1,000 patents and patent applications, including approximately 350 patents in the U.S., approximately 550 corresponding patents in other countries, and approximately 150 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to the Company's recording technology. The Company continually reviews its patent portfolio and allows non-strategic patents to lapse, thereby minimizing substantial renewal fees.

         Ampex has granted numerous royalty-bearing patent licenses to, and holds patent licenses from, third parties. Certain of the Company's patented innovations have been adopted for use in mass market consumer products, and as a result, the Company receives the majority of its licensing royalties from foreign manufacturers of VCRs and 8-mm camcorders. The Company intends to negotiate license agreements with remaining unlicensed manufacturers of 8-mm camcorders, but there can be no assurance that any such licensing efforts (including any necessary litigation) will be successful. In the last two years the Company has been pursuing licensing opportunities in the market for television receivers, from which it has not previously derived any material licensing income. The Company believes it may have several patents that could be useful in television receivers and is taking various steps to enforce them, including in one instance litigation.

         Since the fourth quarter of 1995, the Company has been involved in patent infringement litigation with a major foreign manufacturer of VHS video recorders and television receivers. In response to the Company's lawsuit, this manufacturer filed a lawsuit against Ampex alleging patent infringement. This litigation relates not only to videotape recorders, a traditional source of the Company's royalty income, but also to television receivers from which the Company has not previously generated any income. There can be no assurance that the Company will be successful in this litigation, but to the extent that it prevails in this litigation, it may be able to obtain additional royalty income from the licensing of its patents that are used in the manufacture of television receivers. See "Legal Proceedings."


679833.6
                                       -9-

         The Company believes that it has other patents, not the subject of this litigation, that may also be used in the manufacture of television receivers. In addition, Ampex is evaluating the extent to which its technology may be employed or useful in video games, and will continue to evaluate additional products as potential licensing opportunities to the extent that its technical and financial resources permit. Ampex has not granted any licenses under its scanning recorder patents specifically for data storage applications, but it may do so in the future if it determines that this would support the Company's marketing strategy.

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

         U.S. patents are, at present, in force for a period of 20 years from the date of application and patents granted by foreign jurisdictions are generally in force for between 14 years to 20 years from the date of application. Ampex has obtained its present patents over the course of the past 20 years and, accordingly, has patents in force that will expire from time to time over the next 20 years. Patents are important to the current overall business of the Company, both as a source of protection of the proprietary technology used in the Company's current products, and as a source of royalty income. While results of operations would be adversely affected by the loss of patents that generate significant royalty income, management believes that none of Ampex's current product lines is materially dependent upon a single patent or license or group of related patents or licenses, and that timely introduction of products incorporating new technologies or particularly suited to meet the needs of a specific market or customer group is a more important determinant of the success of Ampex's current business. Nevertheless, there can be no assurance that the Company will continue to develop patentable technology that will be able to generate significant patent royalties in future years to replace patents as they expire. See "Research, Development and Engineering."

         Ampex regards its trademark Ampex(R) and the Ampex logo as valuable to its businesses. Ampex has registered its trademark and logo in the U.S. and a number of foreign countries. U.S. trademark registrations are generally valid for an initial term of 10 years and renewable for subsequent 10-year periods. The Company's former magnetic tape subsidiaries (the "Media" subsidiaries), which were sold by the Company in November 1995, have a non-exclusive license to use the Ampex trademark on their audio, video and instrumentation media products through July 2000. Ampex has not granted any other material rights to use its name or logo to any other third party. Other trademarks of Ampex include DCT, DST, DCRsi and DIS.

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

         In January 1996, the Company sold its Redwood City, California property, and relocated its manufacturing, administrative and RD&E operations to smaller facilities located on a portion of the property that it leased back at the time of sale. In May 1996, the Company sold a portion of its Colorado Springs, Colorado facility which was not required for current operations. See "Properties." The Company believes that its consolidated manufacturing facilities continue to have sufficient capacity to accommodate business growth for its present products in the foreseeable future, and that the relocations will not have a long-term adverse effect on the Company's manufacturing capacity or on its ability to meet the customer demands for its products in a timely manner.


679833.6
                                      -10-

         The Company maintains insurance, including business interruption insurance, that management considers to be adequate and customary under the circumstances. However, there is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance.

Sources of Supply

         Ampex uses a broad variety of raw materials and components in its manufacturing operations. While most materials are readily available from numerous sources, Ampex purchases certain components, such as customized integrated circuits and flexible magnetic media, from a single domestic or foreign manufacturer. Significant delays in deliveries of, or defects in the supply of, such components could adversely affect Ampex's manufacturing operations pending qualification of an alternative supplier. In addition, the Company produces highly engineered products in relatively small quantities. As a result, its ability to cause suppliers to continue production of certain products on which the Company may depend may be limited. The Company does not generally enter into long-term raw material supply contracts. In addition, many of the components of Ampex's products are designed, developed and manufactured by Ampex itself, and thus are not readily available from alternative sources.

Fluctuations in Operating Results; Seasonality; Backlog

         Ampex's sales and results of operations are generally subject to quarterly and annual fluctuations. Factors affecting operating results include: customer ordering patterns; availability and market acceptance of new products; timing of significant orders and new product announcements; order cancellations; receipt of royalty income; and numerous other factors. Ampex's revenues are typically dependent upon receipt of a limited number of customer orders involving relatively large dollar volumes in any given fiscal period, increasing the potential volatility of its sales revenues from quarter to quarter. In addition, sales to government customers (primarily sales of DCRsi instrumentation products) are subject to fluctuations as a result of changes in government spending programs, which can materially affect the Company's gross margin as well as its sales. Sales of most of the Company's products have historically declined during the first and third quarters of its fiscal year, due to seasonal procurement practices of its customers.

         A substantial portion of the Company's backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Ampex's backlog of firm orders at December 31, 1997 was $6.9 million, compared to $3.4 million at December 31, 1996 and $13.8 million at December 31, 1995. The backlog at December 31, 1997 was approximately 35% of average quarterly net sales, based on 1997 sales levels. Ampex does not generally include foreign orders in backlog until it has obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

         Ampex encounters significant competition in all its product markets. Although its competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages.

         Ampex competes in the mass data storage market with a number of well-established competitors, such as IBM, Storage Technology Corporation, Exabyte Corporation, Sony Corporation and Quantum Corporation, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with the Company. For example, in 1996, IBM Corporation announced the general availability of a new high-capacity, high-speed tape storage product designated "Magstar." Also, Sony Corporation in 1995 introduced its DTF tape drive, which is intended for the mass data storage industry. In the mass data storage market, the Company believes that the principal competitive factors are product performance, cost of equipment and media, product reliability and availability of service and support. The Company believes its strongest competitive

679833.6
                                      -11-
advantage is in the area of product performance. However, DST products are relatively expensive in comparison to other competitive products, and are generally cost-effective only if the customer requires the high level of performance and storage capacity of DST products. While the Company is working to reduce the cost of its DST products, the prices of other storage systems, such as disk drives, are also declining. In addition, although DST products offer faster data access times than competing tape-based library systems, magnetic disks deliver faster data access than DST products. There can be no assurance that the Company can compete successfully on a long-term basis in the mass data storage market.

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

         In the professional video recorder market, Sony and Panasonic are the leading competitors of the Company. Competition in this market is based principally on design and manufacturing expertise, new product development, service, reliability and price. In the high end of the market, management believes that Ampex is competitive in each of these areas, although the Company's sales of these products have declined due to the recently announced digital television transmission standards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1997 -- Mass Data Storage and Instrumentation Recorders." DCT products are not competitive in the lower end of the market. Sales of these products have been declining in recent years as the Company has discontinued many of its professional video products.

New Product Development and Industry Conditions

         The data storage, instrumentation and video recording industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on sales and results of operations. Although Ampex has completed development of its 19-millimeter digital video tape recorders and its second-generation mass data storage drives and robotic library systems, the Company must continue to invest in research and development programs to improve these products and develop new products. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that Ampex's new products or technology will be competitive. See "Competition." Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

         Ampex has been manufacturing its 19-millimeter digital video recorders since 1989, and has been selling its DCT recorders since 1992. However, sales of all of its video recording products have declined substantially in recent years, partly as a result of changes in the market for the Company's products, as lower-cost small format recorders have replaced traditional high-end products for many applications. The Company expects that the traditional markets for its video products will continue to decline. Accordingly, any significant increases in sales of DCT products will depend on the success of the Company's efforts at identifying and developing new markets for the products, and there can be no assurance that the Company can do so. See "Products-Professional Video Recording and Other Products" and "Markets--Professional Video Recording and Other Products."

         Sales of the Company's instrumentation products can be significantly affected by changes in government spending levels. See "Markets--Mass Data Storage and Instrumentation Products--Data Acquisition Instrumentation Recorders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


679833.6
                                      -12-

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

International Operations

         Although the Company's net sales revenues include significant revenue from sales to foreign customers, these sales (particularly sales of professional video products) have been declining in recent years. Sales to foreign customers accounted for approximately 31.2% of net sales in fiscal 1997, compared to 34.1% in fiscal 1996 and 35.6% in 1995. Foreign marketing operations are conducted primarily through local distributors and agents, with support from Ampex's internal marketing and sales organization. See "Distribution and Customers."

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

Readiness for Year 2000

         Many existing computer systems, applications and other control devices (collectively, "Systems") use only two digits to identify a year in the date field, and will therefore be unable to reflect accurately the change from the year 1999 to the years 2000 and beyond. Unless corrected, these Systems could fail or create erroneous results, rendering them unable to process data related to the year 2000. The Company relies on its Systems in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. The Company also relies on the external Systems of its suppliers and other organizations with which it does business.

         The Company has established a Year 2000 Compliance Committee that is investigating the impact of the year 2000 on the Company's business. The Committee membership includes representatives involved in all major functions of the Company. Its charter is to identify all Systems that, if not in compliance, could adversely affect the Company's business. For critical Systems that are found not to be in compliance, the Committee will develop a plan, including a budget for associated costs, to ensure compliance before the year 2000. It has already been determined that many of the Company's Systems, such as its manufacturing Systems, are in compliance. Other Systems, such as its financial Systems, currently do not comply but are expected to do so this year pursuant to vendor maintenance agreements. To date, no material issue has been identified in any of the other Systems used or relied upon by the Company. However, despite the Company's efforts thus far to address the Year 2000 impact, the Company cannot guarantee that all internal or external Systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.


679833.6
                                      -13-

Environmental Regulation and Proceedings

         The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Ampex is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that Ampex is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 1998 or 1999 will be material.

         Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in seven environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California, and surface clean-up and the closure of a former site in El Segundo, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by the Company. Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 1997, the Company spent a total of approximately $0.2 million in connection with environmental investigation, remediation and monitoring activities and expects to spend a similar amount in fiscal 1998 for such activities.

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 1997, the Company had an accrued liability of $2.1 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

         While the Company believes that it is generally in compliance with all applicable environmental laws and regulations or has plans to bring operations into compliance, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because the Company conducts its business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on Ampex's business, operating results or cash flow. There can be no assurance that the Company will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on the Company in the future.


679833.6
                                      -14-

Employees

         As of December 31, 1997, Ampex employed 509 people worldwide, compared to 527 at December 31, 1996 and 531 at December 31, 1995. Approximately 8% of Ampex's current worldwide workforce is employed in the Company's international operations, compared to 7% at December 31, 1996 and 6% at December 31, 1995. No employees are covered by any collective bargaining Agreement. The Company is dependent on the performance of certain key members of management and key technical personnel. The Company has not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as the Company's Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings Incorporated, a privately owned Delaware holding company and a Company stockholder. Mr. Bramson currently devotes most of his time to the management of the Company. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on the Company.

Pension Plan Matters

         In 1994, the Company, the Pension Benefit Guaranty Corporation (the "PBGC") and certain affiliates (the "Affiliates") who were members of a "group under common control" for purposes of the Employee Retirement Income Security Act ("ERISA") entered into certain agreements in connection with the liquidation of the Company's former parent, NH Holding Incorporated ("NHI"), relating to the pension plans of the Company and of its former Media subsidiaries, which are currently underfunded. See Note 16 of Notes to Consolidated Financial Statements. Pursuant to these agreements, the Affiliates agreed that if during the terms of the agreements Ampex fails to make a required contribution to the pension plans, the Affiliates will make or advance funds to permit Ampex to make such contribution, and Ampex agreed to repay such amounts in accordance with the terms of the agreements. Ampex has agreed to grant the Affiliates a security interest in certain assets as collateral for any advances which the Affiliates may be required to make in the future pursuant to the agreements. The agreements contain certain restrictive covenants which, among other things, restrict Ampex's ability to declare dividends, sell all or substantially all its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company's potential termination liabilities. In 1994, the Company discontinued accrual of benefits under the pension plans, but has continued to fund its plan in accordance with ERISA (and remains contingently liable to fund the Media plan if Media fails to do so). No claims have been asserted or, to the knowledge of management, are threatened under these agreements.

ITEM 2.           PROPERTIES

         As of December 31, 1997, the Company's principal properties were as follows:

                                                                                Approximate
                                                                                Square Footage
Location                                      Activities Conducted              of Facility
--------                                      --------------------              -----------
Redwood City, California                      Executive offices, RD&E
                                              and manufacturing (1)               195,840
Colorado Springs, Colorado                    Manufacturing                       229,961
Chineham, Basingstoke, England                Sales and service (2)                 7,184
Tokyo, Japan                                  Sales and service (3)                 3,886
Sulzbach, Germany                             Sales and service (3)                13,530

-------------------

(1) The majority of this property (186,440 square feet) is leased under leases entered into in connection with the January 1996 sale of this property. The remainder (9,400 square feet) is leased on a short-term basis.

(2) These facilities are leased under a ten-year lease, which is terminable at the option of the Company or the landlord in 2002.

679833.6
                                      -15-

(3) These facilities are leased under leases that expire at various times through 2000.

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

         On January 25, 1996, the Company completed the sale of its real property in Redwood City, California. All of the functions that were located at the Redwood City site have been relocated to portions of the facility that have been leased back from the purchaser under two separate leases. One lease covers approximately 132,150 square feet in buildings leased for a term of from 10 to 13 years. The second lease covers a 54,290 square foot building occupied on an interim basis under similar terms, but the lease contains a provision allowing a move to a new 60,000 square foot building upon its completion, which is expected to occur in 1998. When the move to this new building is complete, the lease for the 54,290 square foot building will terminate and the Company will enter into a new ten-year lease for the 60,000 square foot property. The lease for the 132,150 square foot property will then become co-terminous with the new lease, so that both such leases are expected to terminate in 2008; however, the Company has a one-time option to terminate the lease for the 132,150 square foot facility in 2001.

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

         On September 22, 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi") in the U.S. District Court for the District of Delaware, alleging patent infringement and breach of license agreement in connection with the manufacture of VHS video recorders and television receivers, and seeking damages and injunctive relief. In response to the Company's lawsuit, on December 12, 1995, Mitsubishi filed a lawsuit against Ampex in the U.S. District Court for the Central District of California, alleging patent infringement of two Mitsubishi patents by certain Ampex video and data recorder products, and seeking unspecified damages and injunctive relief. In March 1997, the California court determined that Ampex has no liability to Mitsubishi patents. Mitsubishi's request for a new trial and for judgment as a matter of law was denied. In July 1997, the court affirmed its decisions in favor of Ampex and Mitsubishi filed a notice of appeal with the Court of Appeals for the Federal Circuit.

         In April 1997, a jury in the U.S. District Court for the District of Delaware returned a verdict in favor of Ampex in its patent infringement lawsuit against Mitsubishi and awarded damages to Ampex of approximately $8.1 million for infringing a patent used in connection with the manufacture of certain television receivers. The defendants asserted various defenses and in June 1997 the judge granted a post-trial motion by Mitsubishi to set aside the verdict and award of damages on the theory of prosecution history estoppel. In August 1997, Ampex's motion for retrial was denied and the Company filed a notice of appeal with the Court of Appeals for the Federal Circuit. The Company does not expect the Courts of Appeals to issue their decision in this case or in the case described in the foregoing paragraph before the latter part of 1998. In view of the substantial uncertainty remaining in this litigation, no income from this verdict has been recorded in the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for the Three Years Ended December 31, 1997 -- Selling and Administrative Expenses" and "--Royalty Income,"

679833.6
                                      -16-
above. The June 1997 decision relates only to infringement of one of the Company's patents which is used in picture-in-picture television sets. Ampex has asserted additional claims against Mitsubishi with respect to infringement of Ampex patents in connection with various VCR products. No date has been set for trial of these claims.

         See also  "Environmental  Regulation  and  Proceedings"  and Note 12 of
Notes to Consolidated Financial Statements for additional information with respect to pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of February 1, 1998 are as follows:

         Name                             Age         Position
         ----                             ---         --------
         Edward J. Bramson                46          Chairman and Chief Executive Officer
         Craig L. McKibben                47          Vice President, Chief Financial Officer and Treasurer
         Robert L. Atchison               60          Vice President
         Richard J. Jacquet               58          Vice President
         Joel D. Talcott                  56          Vice President and Secretary

         Each of the executive officers of the Company serves in such capacity at the discretion of the Board.

         Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been Chief Executive Officer of the Company. He is also Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated and Sherborne Investments Corporation, is a limited partner of Newhill Partners, L.P. and the managing member of SH Securities Co., L.L.C. These entities, which are private investment holding companies, may be deemed to be affiliates of the Company. Mr. Bramson is also a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976. From 1987 until 1994, Mr. Bramson was a director and executive officer of NH Holding Incorporated ("NHI"), the Company's former parent. See "Relationship with NH Holding Incorporated," below.

         Craig L. McKibben is Vice President, Treasurer, Chief Financial Officer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand, independent public accountants. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated. Since 1989, Mr. McKibben has been a director and executive officer of NHI. See "Relationship with NH Holding Incorporated," below.

         Robert L. Atchison is Vice President of the Company. Since January 1994, he has been responsible for all operating activities of the Company, and in 1996 assumed responsibility for certain of the Company's sales and marketing activities. From April 1991 to January 1994, he was responsible for engineering and operations for the Company. Mr. Atchison also serves as President and a director of Ampex Data Systems Corporation, a wholly owned subsidiary of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

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

679833.6
                                      -17-

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

Relationship with NH Holding Incorporated

         From May 1987 until December 1994, the Company was a subsidiary of NH Holding Incorporated ("NHI"). Messrs. Bramson, McKibben and Slusser were the directors of NHI, and Messrs. Bramson and McKibben were executive officers of NHI. On December 28, 1994 (the "Consummation Date"), the United States Bankruptcy Court for the District of Delaware confirmed a plan of reorganization for NHI (the "NHI Plan"), pursuant to which all of the assets of NHI (including 16,000,000 shares of Class A Stock of the Company) were distributed to NHI's former creditors. Since the Consummation Date, Mr. McKibben has been serving as the sole officer and director of NHI and the disbursing agent under the NHI Plan.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         (a) The following table sets forth the high and low prices for the Company's Class A Common Stock for each quarter during fiscal 1996 and 1997. Since January 16, 1996, the Class A Common Stock has been traded on the American Stock Exchange under the symbol "AXC."

         The trading price of the Company's Class A Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including quarterly variations in operating results, analysts' estimates, announcements of new product introductions and other announcements by the Company or its competitors and general economic or market conditions. In addition, the stock market in general and technology companies in particular have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many technology companies for reasons that often are unrelated or disproportionate to operating performance.

         Fiscal Year                      High                       Low
         -----------                      ----                       ---

         1997
         First Quarter                   $10.50                     $5.63
         Second Quarter                    7.38                      5.44
         Third Quarter                     6.25                      3.88
         Fourth Quarter                    4.56                      2.13

         1996
         First Quarter                     7.06                      3.63
         Second Quarter                   15.75                      5.38
         Third Quarter                     9.50                      5.13
         Fourth Quarter                   11.38                      6.25

         As of January 30, 1998, there were 833 holders of record of the Company's Class A Common Stock.

         The Company has not declared any dividends on its Common Stock since its incorporation in 1992 and has no present intention of paying dividends on its Common Stock. The Company is also restricted by the terms of the Indenture for the Senior Notes and certain other agreements and of its outstanding Noncumulative Preferred Stock as to the declaration of dividends. Under current circumstances, the Company may not pay any cash dividends on

679833.6
                                      -18-
its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 10 and 13 of Notes to Consolidated Financial Statements.

         (b) The following sets forth information as to securities sold by the Company during the past three years which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         On January 28, 1998, the Company issued and sold $30 million of its Senior Notes and Warrants to purchase 1,020,000 shares of its Class A Common Stock to a group of "qualified institutional buyers" as that term is defined in Rule 144A under the Securities Act. The transaction was exempt from registration under the Securities Act by reason of Section 4(2) thereof and Regulation D thereunder as a transaction by an issuer not involving any public offering. Each Warrant is exercisable to purchase one share of the Company's Class A Common Stock at $2.25 per share, and expires on March 15, 2003.

         On October 29, 1997, November 7, 1997 and February 18, 1998, the Company issued a total of 400,000 shares of its Class A Common Stock to Edward
J. Bramson, chief executive officer of the Company. The shares were sold for an aggregate purchase price of $1,268,752, of which 20% was paid in cash and the balance by promissory notes of Mr. Bramson. All such shares have been pledged to the Company as security for the promissory notes. Mr. Bramson represented that the acquisition of such shares was made for investment and not with a view to resale or other distribution absent registration under the Securities Act or the availability of an exemption therefrom. The transaction was exempt from registration under the Securities Act by reason of Section 4(2) thereof as a transaction not involving any public offering.

         On October 23, 1996, the Company issued 400,000 shares of Class A Stock to SH Securities Co. LLC ("SH LLC"), a limited liability company controlled by Mr. Bramson, chief executive officer of the Company. The shares were sold for an aggregate price of $2,750,000, of which $550,000 was paid in cash and the balance by a promissory note issued by SH LLC. All such shares have been pledged to the Company as security for the promissory note issued by SH LLC. The purchaser represented that the acquisition of such securities was made for investment and not with a view to resale or other distribution absent registration under the Securities Act or the availability of an exemption therefrom. The transaction was exempt from registration under the Securities Act by reason of Section 4(2) thereof as a transaction by an issuer not involving any public offering.

         Information as to additional sales of unregistered securities by the Company during the past three years is contained in Item 15 of Amendment No. 2 to Registration Statement on Form S-1 of the Company (File No. 33- 91312) filed with the Securities and Exchange Commission and is incorporated herein by reference. All such sales were made to affiliates of the Company or to institutional investors who represented that the acquisition of such securities was made for investment and not with a view to resale or other distribution absent registration under the Securities Act or the availability of an exemption therefrom. The transactions were exempt from registration under the Securities Act by reason of Section 4(2) thereof as transactions by an issuer not involving any public offering.

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


679833.6
                                      -19-

Product Groups

         The Company's principal product groups are: its mass data storage and instrumentation products and its professional video and other products. The mass data storage and instrumentation products group includes: (i) 19- millimeter scanning recorders and library systems (DST and DIS products) and related tape and after-market equipment; and (ii) data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and after-market equipment. The Company's professional video and other products group includes primarily its DCT video recorders and image processing systems and related tape products and television aftermarket equipment. These product groups are described below. No other class of similar products accounted for more than 10% of net sales during the comparison periods discussed below. In recent years, the Company has focused its efforts on high-performance digital data storage and delivery systems for the emerging commercial mass data storage market, and has discontinued many older products and businesses. The Company operates in one industry segment for financial reporting purposes: the design, development, production and distribution of high-speed, high-capacity magnetic recording products and systems.

         The following table shows sales of the Company's products by product group for the past three years.


                                  Net Sales
                                (in millions)
                                      1997          1996              1995
Mass data
storage/instrumentation              $63.7          $71.6             $65.6
Professional video and
other products                        16.6           24.9              30.1
                                      ----           ----              ----
Total net sales                       80.3           96.5              95.7

Results of Operations for the Three Years Ended December 31, 1997

         Net Sales. Net sales decreased by 16.8% to $80.3 million in 1997 from $96.5 million in 1996, compared to $95.7 million in 1995. The anticipated continuing decline in sales of professional video and other products accounted for the majority of the decline in net sales during 1997 and 1996. In 1997, sales of the Company's 19-millimeter product line declined from 1996 levels and sales of instrumentation recorders increased modestly during the period. The Company doubled the capacity of its 19-millimeter product line early in 1997 and passed along this improvement to the customer at no increase in selling price. Although the Company shipped more megabytes of 19-millimeter tape-based storage, its revenues for this product category declined during the 1997 fiscal year, due also to declining sales to customers in the oil and gas industry and the government. In 1996, the increase in sales of 19-millimeter tape-based mass data storage and instrumentation products offset the decline in sales of professional video recording products and other products. The Company's backlog of firm orders increased to $6.9 million at December 31, 1997 from $3.4 million at December 31, 1996. The Company typically operates with low levels of backlog, requiring it to obtain the vast majority of each period's orders in the same period that they must be shipped to the customer. Historically, a small number of large orders has significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods. See "Business -- Fluctuations in Operating Results; Seasonality; Backlog." Management currently believes that net sales of its existing products will decline materially in the first quarter of 1998 and in fiscal 1998, relative to comparable 1997 periods.

         Mass Data Storage Products and Instrumentation Recorders. Sales of mass data storage products and instrumentation recorders and related after-market products decreased by 11.0% from 1996 to 1997, after experiencing a 9.1% increase in 1996 from 1995 levels. Early in 1997, the Company doubled the density of its 19-


679833.6
                                      -20-
millimeter tape-based storage products without increasing the selling price in order to retain the price/performance advantage over competing tape-based storage products and hard disk drives. Accordingly, while the Company shipped a larger amount of capacity measured in megabytes, revenues in this product category declined in 1997 from 1996 levels. Revenues from these products in 1997 were also affected by declining sales to customers in the oil and gas industry and the government. In addition to retaining its price/performance advantage, broader commercial acceptance of its 19-millimeter storage systems will depend significantly on the integration and vendor support of third party application software, which are often beyond the Company's control.

         The cost-efficiency of the Company's 19-millimeter storage systems has historically been dependent on data intensive applications, such as those which incorporate video, graphics and other images, requiring storage capacity materially greater than those required by traditional alphanumeric applications. The Company has concentrated its sales and marketing efforts primarily in certain specialized vertical markets, such as digital special effects creation and 3-D seismic data gathering and analysis, that can utilize the unique performance capabilities of the Company's 19-millimeter scanning recorders. Industry sources predict that by 2002, image-based storage content will account for 40% of all storage, up from 15% today. In order to capitalize on this increasing demand for storage, the Company may be required to increase its sales and marketing efforts to penetrate the commercial data processing market, and there is typically a lag from the time such efforts are initiated until additional revenues are generated.

         A significant portion of instrumentation product sales reflect purchases by the federal government. Direct and indirect sales to U.S. government agencies amounted to $22.3 million, $17.4 million and $14.0 million in 1997, 1996 and 1995, respectively, representing 27.7%, 18.0% and 14.7% of net sales in those years. While sales to government agencies have historically consisted primarily of data acquisition and instrumentation recorders, the Company has recently experienced an increase in sales of 19-millimeter-based data storage products to these customers. Sales to government agencies fluctuate as a result of changes in government spending programs (including defense programs), and may be adversely impacted by Congressional appropriations discussions. The Company is unable to forecast the extent to which sales may be adversely affected in future periods by these factors.

         Professional Video Recording and Other Products. Sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decline as anticipated and as previously disclosed. In 1997 and 1996, sales of the Company's DCT products accounted for all of the Company's professional television product sales. The Company's DCT digital products were designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. The Company anticipates that its professional video product sales will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them. The Company also anticipates a continuing reduction in the sale of television after-market products for these same reasons. Such sales declines could have a materially adverse effect on the Company. There can be no assurance as to when broadcasters will re-equip for the new transmission standards or whether the Company will be successful in any future efforts it may undertake to design and sell new products based on such standards. The Company is exploring ways to increase its market presence in the professional video industry, capitalizing on its reputation in television and video recording, which may include acquisitions of products and/or businesses that serve these markets. There can be no assurance that the Company will be successful in integrating these products and businesses into its operations.

         Gross Profit. Gross profit as a percentage of net sales was 48.8% in 1997, 45.7% in 1996 and 45.9% in 1995. The improved gross margin percentages reflect the effects of the Company's cost containment activities, which have reduced fixed manufacturing and administrative costs, as well as an improved sales mix of newer, high-margin products. If sales of the Company's relatively high-margin instrumentation recorders are adversely affected by pressure on government agencies to further reduce spending, gross margins in future periods could be adversely affected. Also, the Company may elect to use aggressive pricing as a marketing strategy to enter new markets for its storage products. While these efforts would be designed ultimately to increase revenues and profitability, they might reduce the gross margin percentage of net sales in the current period.


679833.6
                                      -21-

         Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales were 30.4% in 1997, 28.1% in 1996 and 23.7% in 1995. Spending levels included $4.2 million in 1997, $4.9 million in 1996 and $0.1 million in 1995 relating to patent infringement litigation with a foreign consumer products manufacturer. While the Company anticipates that the appeal of this litigation will be heard late in 1998, it anticipates that it will not incur material costs related to this matter in 1998. Excluding such costs, selling and administrative costs declined in 1997, reflecting savings realized in facility operating costs from levels incurred in 1996 as a result of relocating the Company's headquarters into smaller facilities. The Company anticipates that it will need to increase its sales and marketing efforts to be successful in penetrating the commercial data markets with its 19-millimeter storage products. Also, if it pursues additional opportunities in video and image processing, the Company forecasts that selling and administrative expenses may increase as a percentage of sales in future periods until such new business efforts begin to generate additional revenues.

         Research, Development and Engineering Expenses. Research, development and engineering expenses represented 19.3%, 16.5% and 16.3% of net sales in 1997, 1996 and 1995, respectively. The Company does not capitalize a material amount of RD&E expenditures. The majority of RD&E expenses in each of these years was used to enhance the price/performance levels of the Company's mass data storage products, as well as to integrate the Company's storage systems with various computer manufacturers' servers, workstations and other computer systems. Since the second half of 1994, the Company has been investing in the development of keepered media technology and has spent $3.6 million, $1.9 million and $1.0 million in 1997, 1996 and 1995, respectively, on commercializing this technology for use in hard disk drives. The keepered media development program was substantially completed during 1997. The Company has transferred this program to a long-term research and development project to assess whether the technology might be commercially employed with advanced head technologies. Continuing expenses for keepered media research are estimated to be less than $0.5 million annually. The Company is committed to investing in research, development and engineering programs at levels that can be supported by current levels of sales.

         Royalty Income. Royalty income was $12.6 million in 1997, $10.5 million in 1996 and $15.0 million in 1995. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. During this period a growing portion of royalty income related to 8-mm video recorders and camcorders. In 1996, the Company negotiated its first license for use of certain of its patents in the manufacture of 6-mm digital video recorders. The
Company intends to pursue additional digital video recorder licensees. The Company is also assessing whether its patented technology is being used by manufacturers of video games, DVD recorders and digital television receivers. There can be no assurance that the Company's technology is being utilized by the manufacturers of these products or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company can not predict or control, such as the extent of use of the Company's patented technology by third parties, the materiality of any non-recurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," above.

         Restructuring Charges (Credits). In connection with the Company's restructuring that was substantially completed in 1993, the Company had accrued for the estimated future costs of vacated leased property and the closure of certain foreign subsidiaries. In the past three years, the Company has entered into transactions that reduced its anticipated obligations under several vacated leases. In addition, certain expenses related to the closure of foreign subsidiaries were less than originally anticipated. In 1997, the amount of restructuring credit recognized in income is net of a reserve that was recorded to write-off certain fixed assets and to provide for certain other costs totaling $0.9 million in connection with the transfer of the keepered media program to a long-term research and development project. As of December 31, 1997, the Company had a remaining balance of $3.3 million of accrued

679833.6
                                      -22-
restructuring costs. The Company will continue to evaluate the amount of accrued restructuring costs on a quarterly basis, and the Company may make additional adjustments in future periods if it determines that its actual obligations will differ significantly from the amounts accrued.

         Operating Income. Operating income was $13.5 million (16.8% of net sales) in 1997, $12.0 million (12.5% of net sales) in 1996 and $23.1 million (24.2% of net sales) in 1995. Operating income was positively impacted by the receipt of negotiated license settlements in addition to regular recurring license payments, improved gross margins due to an improved sales mix of products, continuing focus on cost controls on recurring selling and administrative expenses and restructuring credits. Patent infringement litigation costs, RD&E spending on keepered media and continuing declines in sales, particularly sales of professional video and other products, adversely impacted operating income as discussed above.

         Interest Expense. Interest expense was not material in 1997, $0.8 million in 1996 and $3.8 million in 1995. In the first quarter of 1996, the holders of the then outstanding 8% zero coupon convertible notes with a principal amount at maturity of $27.4 million converted the notes into approximately 8.5 million shares of Common Stock. Also, in January 1996, the mortgage on the real property in Redwood City, California was repaid from the cash proceeds of the sale of such property. In January 1998, the Company issued $30.0 million of 12% Senior Notes due 2003 and warrants to purchase approximately 1.02 million shares of Common Stock to certain institutional investors. Accordingly, leverage and interest expense will increase in 1998 from current levels.

         Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Due to the conversion of the zero coupon notes and the repayment of the mortgage in 1996, the remaining deferred financing costs were written off during 1996. Financing costs associated with the January 1998 issuance of the 12% Senior Notes, estimated to total $1.5 million, will be charged to expense over 5 years.

         Interest Income. Interest income is earned on cash balances, and in 1997 and 1996 interest income was imputed on the notes received in connection with the sale of the Company's Redwood City, California property in 1996. The notes were fully paid in 1997. Pending application of the proceeds of the Senior Notes, they have been invested in short-term government securities.

         Other (Income) Expense, Net. Other (income) expense, net consists primarily of foreign currency transaction gains and losses resulting from the Company's foreign operations. In 1996, such amounts included a gain of $0.9 million on the sale of the smaller of its two manufacturing facilities in Colorado Springs, Colorado, offset by moving-related expenditures of $0.9 million at the Redwood City, California facility.

         Provision for Income Taxes. The Company was not required to include any material provision for U.S. Federal income tax in any of the last three fiscal years due to the utilization of net operating loss carryforwards and timing differences. At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of $100.0 million, expiring in the years 2005 through 2009. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carryforwards that can offset consolidated Federal taxable income in a given year. See Note 19 of Notes to Consolidated Financial Statements. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic interest and amortization expenses and operating loss carryforwards are not deductible in computing such foreign taxes. The provisions for income taxes in 1997, 1996 and 1995 consist primarily of foreign income taxes and withholding taxes on royalty income.

         Gain of Business Held for Disposition. In November 1995, the Company completed the disposition of the Media subsidiaries, which had been accounted for as a business held for disposition since the quarter ended June 1993. The sale did not result in the receipt of any cash proceeds by the Company, and the non-recurring gain of

679833.6
                                      -23-

$43.9 million in 1995 represented the elimination of net liabilities of Media, less taxes and other costs. See Note 2 of Notes to Consolidated Financial Statements.

         Net Income. The Company reported net income of $14.8 million in 1997, $12.7 million in 1996 and $63.3 million in 1995. Net income benefited from the non-recurring gain of $43.9 million on the sale of Media in 1995 and from the factors discussed above in "Operating Income."

Liquidity and Capital Resources.

         Cash Flow. At December 31, 1997, the Company had cash and short-term investments of $41.8 million, an increase from $30.7 million at December 31, 1996. In addition, in January 1998, the Company issued $30.0 million of Senior Notes. The net proceeds of the Senior Notes are available for general corporate purposes, including acquisitions of and investments in new business. Pending application for such purposes, the net proceeds are being invested in short-term government securities. The increase in cash and short-term investments in 1997 and in 1996 was due in part to receipt of the proceeds of repayment of certain notes received from the sale of portions of the Company's Redwood City, California facilities in 1996. The Company's operating activities generated cash of $4.6 million in 1997 and used cash of $6.1 million in 1996. The improvement in operating cash flow resulted from the factors discussed above in "Operating Income." The Company's decision to increase inventories to support sales of its 19-millimeter DST and DIS products is the primary reason for the increase of $2.3 million in inventories at December 31, 1997 from December 31, 1996. The increased investment in inventories, particularly with respect to its library systems, which have a limited sales history, may expose the Company to an increased risk of inventory write-offs.

         The Company has available a working capital and letter of credit facility that allows it to borrow up to $7.0 million through May 2000, based on eligible accounts receivable. At December 31, 1997, the Company had no material borrowings outstanding and had letters of credit issued against the facility totaling $2.7 million.

         Financing Transactions. In January 1996, the Company repaid the balance of the $7.4 million mortgage loan on the Redwood City, California property from a portion of the cash proceeds of the sale. Also, during 1996, the Company's convertible notes with an aggregate face amount at maturity of $27.4 million were converted into approximately 8.5 million shares of Common Stock, and warrants to purchase approximately 1.7 million shares were exercised. As of December 31, 1997, the Company became obligated to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock, to the extent of funds legally available therefor (generally the excess of the value of assets over liabilities), at a redemption price of $1,000 per share. As of December 31, 1997, the Company did not have any funds legally available to redeem the Noncumulative Preferred Stock, and the Company cannot predict when, and to what extent, it will generate any legally available funds to redeem the Noncumulative Preferred Stock. The Company will remain obligated to redeem such shares from time to time in future fiscal periods to the extent funds become legally available for redemption, and will generally be precluded from declaring any cash dividends on, or repurchasing shares of, its Common Stock, until the Noncumulative Preferred Stock has been redeemed in full. Redemption of the Noncumulative Preferred Stock for cash in future periods could have a negative impact on the Company's liquidity. Under certain circumstances the Company may redeem the Noncumulative Preferred Stock by issuing Common Stock. See Note 13 of Notes to Consolidated Financial Statements.

         In the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering 1,150,000 shares of Common Stock which may be offered from time to time by the Company, the proceeds of which would be used for general corporate purposes. The sale of Common Stock covered by the shelf registration statement could adversely affect the market price for the Common Stock, and would dilute current stockholders' interest by approximately 2% if all such shares were to be issued. The Company does not currently anticipate proceeding with this financing based on the current market price of the Company's Common Stock.


679833.6
                                      -24-

         In January 1998, the Company issued $30.0 million of its Senior Notes, together with Warrants to purchase 1.02 million outstanding shares of Common Stock. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. The Warrants, if exercised, would represent approximately 2% of the Company's outstanding shares of Common Stock on a diluted basis. As a result of the issuance of the Senior Notes, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company is required to use its best efforts to register the Senior Notes and Warrants with the Securities and Exchange Commission in order to permit public resales of these securities in accordance with the Securities Act of 1933, as amended. The net proceeds of the offering have been invested in short-term government securities, the yield on which investments is substantially lower than the interest charges on the Senior Notes. The Company has wide discretion as to how the proceeds may be invested, including for the acquisitions of and investments in new businesses. Any such investments or acquisitions, if made, might not pay a current return, which could require the Company to fund debt service obligations on the Senior Notes out of its liquidity and cash flow from its existing operations. The Indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries. Under such Indenture the Company may, in general, issue additional senior debt, without meeting certain fixed charges coverage tests, up to $15.0 million. The Company has no present plans to issue any such additional debt, but may do so in the future if investment or acquisition opportunities are subsequently identified that require additional capital funds.

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

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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



679833.6
                                      -25-

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed with this Report

                  1.       Financial Statements (see Item 8 above)
                           Ampex Corporation Consolidated Financial Statements as of December 31, 1997, 1996 and 1995 and for each of the three years in the period ended December 31, 1997

                  2.       Financial Statement Schedules (see Item 8 above)
                           Schedule II Valuation and Qualifying Accounts

                  3.       Exhibits

Exhibit
Number            Description

                  Purchase and Sale Agreement dated as of November 29, 1995,
     2.1 between the Company, as seller, and The Martin Group of Companies, as buyer, relating to the Company's real property in Redwood City, California, and First Amendment to Purchase and Sale Agreement dated January 19, 1996 (filed as Exhibit
                  2.01 to the Company's Form 8-K dated January 25, 1996 (the "January 1996 8-K") and incorporated herein by reference).

     2.2 Secured Purchase Money Promissory Note in the face amount of $6.5 million, and Secured Purchase Money Promissory Note (Phase 2 Land) in the face amount of $11.0 million, each dated January 24, 1996, made by Martin/Campus Associates, L.P., and payable to the Company (filed as Exhibit 2.02 to the January 1996 8-K and incorporated herein by reference).

     2.3 Stock Purchase Agreement dated as of November 10, 1995, among the Company, Quantegy Acquisition Corp., Ampex Media Holdings Incorporated, Ampex Media Corporation and Ampex Recording Media Corporation (filed as Exhibit 10.1 to the Company's Form 8-K dated November 13, 1995 and incorporated herein by reference).

     3.1 Restated Certificate of Incorporation of the Company dated June 1, 1993 (filed as Exhibit 4.01 to the Company's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference); Certificate of Amendment of Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on April 22, 1994 (filed as
                  Exhibit 3.2 to the Company's Form 8-K filed on May 2, 1994 (the "May 1994 8-K") and incorporated herein by reference); and Certificate of Amendment of Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on April 20, 1995 (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter 1995 10-Q") and incorporated herein by reference).

     3.2 Certificate of Ownership and Merger of Ampex Video Systems Corporation and Ampex Recording Systems Corporation into Ampex Systems Corporation (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 10-Q") and incorporated herein by reference).

679833.6
                                      -26-

     3.3 Certificate of Ownership and Merger of Ampex Systems Corporation into the Company (filed as Exhibit 3.1 to the May 1994 8-K and incorporated herein by reference).

     3.4 Certificate of Designations, Preferences and Rights of the Company's 8% Noncumulative Preferred Stock (filed as Exhibit
                  3.1 to the Company's Form 8-K filed on February 24, 1995 (the "February 1995 8-K") and incorporated herein by reference).

     3.5 By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 4.2 to the First Quarter 1995 10-Q and incorporated herein by reference).

     4.1 Form of Class A Common Stock Certificate (filed as Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (File No. 33-91312) (the "1996 Form S-3") and
                  incorporated herein by reference).

     4.2 Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the Form S-3 and incorporated herein by reference).

     4.3          Form of 8% Noncumulative Preferred Stock Certificate (filed as
                  Exhibit 4.6 to the Form S-3 and incorporated herein by reference).

     4.4 Exchange Agreement for 8% Noncumulative Preferred Stock and Common Stock, dated as of February 14, 1995, among the Company and the Initial Holders named therein (filed as Exhibit 4.1 to the February 1995 8-K and incorporated herein by reference).

     4.5 Exchange Agreement for 8% Step-Up Rate Cumulative Convertible Preferred Stock, Warrants and Common Stock, dated as of April 22, 1994, among the Company and the Initial Holders named therein (filed as Exhibit 4.1 to the May 1994 8-K and incorporated herein by reference).

     4.6 Exchange Agreement for Zero-Coupon Convertible Notes, Warrants and Common Stock, dated as of April 22, 1994, among the Company and the Initial Holders named therein (filed as Exhibit 4.2 to the May 1994 8-K and incorporated herein by reference).

     4.11 Registration Rights Agreement for Notes dated as of April 22, 1994 among the Company and the Initial Holders named therein (filed as Exhibit 4.6 to the May 1994 8-K and incorporated herein by reference).

     4.12 Registration Rights Agreement for Warrants and Shares dated as of April 22, 1994 among the Company and the Initial Holders named therein (filed as Exhibit 4.7 to the May 1994 8-K and incorporated herein by reference).

     4.13 Registration Rights Agreement for 8% Noncumulative Preferred Stock dated as of February 14, 1995 among the Company and the Initial Holders named therein (filed as Exhibit 4.2 to the February 1995 8-K and incorporated herein by reference).

     4.14 Registration Rights Agreement for Shares dated as of February 14, 1995 among the Company and the Initial Holders named therein (filed as Exhibit 4.3 to the February 1995 8-K and incorporated herein by reference).

     4.15 Stock Purchase Agreement, dated February 10, 1995, between the Company and Edward J. Bramson, and related promissory note issued to the Company by Sherborne Investments Corporation (each filed as an Exhibit to Amendment No. 6 to Schedule 13D, filed on February

679833.6
                                      -27-

                  23, 1995 by Edward J. Bramson and the other filing parties named therein, and incorporated herein by reference).

     4.16 Stock Subscription and Debt Exchange Agreement dated as of January 25, 1993 between the Company and Sherborne Group Incorporated, and Registration Rights Agreement dated as of January 25, 1993 between the Company and Sherborne Group Incorporated, executed in counterpart by Sherborne Holdings Incorporated (each filed as an Exhibit to Amendment No. 1 to
                  Schedule 13D, filed on February 3, 1993 by Sherborne Group Incorporated, Sherborne Holdings Incorporated and the other filing parties named therein, and incorporated herein by reference).

     4.17 Letter Agreement between the Company and Sherborne Group Incorporated, dated December 22, 1993, providing for the issuance of shares of Class A Common Stock to Sherborne Group Incorporated in exchange for cancellation of debt (filed as Exhibit 4.24 to the Company's Form 10-K for fiscal 1993 (the "1993 10-K") and incorporated herein by reference).

     4.18 Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 10-K and incorporated herein by reference).

     4.19 Warrant Agreement, dated as of January 28, 1998, between the Registrant and American Stock Transfer &Trust Company, as warrant agent, including form of Warrant Certificate (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 2, 1998 (the "February 1998 8-K") and incorporated herein by reference).

     4.20 Indenture, dated as of January 28, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Registrant's 12% Senior Notes due 2003, including forms of 12% Senior Notes (filed as Exhibit 4.1 to the February 1998 8-K and incorporated herein by reference).

     4.21 Purchase Agreement, dated January 26, 1998, between the Registrant and First Albany Corporation, relating to the Registrant's 12% Senior Notes due 2003 (filed as Exhibit 1.1 to the February 1998 8-K and incorporated herein by reference).

     4.22 Exchange and Registration Rights Agreement, dated as of January 28, 1998, between the Registrant and First Albany Corporation, relating to the Registrant's 12% Senior Notes due 2003 (filed as Exhibit 4.3 to the February 1998 8-K and incorporated herein by reference.

     4.23 Warrants and Warrants Share Registration Rights Agreement, dated as of January 28, 1998, between the Registrant and First Albany Corporation (filed as Exhibit 4.4 to the February 1998 8-K and incorporated herein by reference).

     10.1 Tax Indemnification Agreement dated as of July 24, 1992 among Sherborne Group Incorporated, NH Holding Incorporated, the Company and certain affiliates and former affiliates of the Company (filed as Exhibit 10.11 to the Company's Form 10-Q for the quarter ended September 30, 1992 (the "Third Quarter 1992 10-Q") and incorporated herein by reference).

     10.2 Ampex Corporation 1992 Stock Incentive Plan and related documents, as amended through August 22, 1996 (filed as Exhibit 4.03 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-05623) and incorporated herein by reference).

679833.6
                                      -28-

     10.3*        Ampex Systems Corporation Savings Plan (1997 Restatement).

     10.4* Ampex Systems Corporation Employees' Retirement Plan, as amended and restated as of January 1, 1997.

     10.5 Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (filed No. 33-47660) and incorporated herein by reference).

     10.6 Ampex Corporation Retiree & Disabled Retiree Medical Care Plan, as amended and restated effective April 22, 1994 (filed as Exhibit 10.8 to the 1994 10-K and incorporated herein by reference).

     10.7 Form of Indemnification Agreement entered into between the Company and directors Bramson, McKibben, Slusser and Stoltzfus (filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended June 30, 1993 (the "Second Quarter 1993 10-Q") and incorporated herein by reference).

     10.8 Office Sharing Agreement and Assignment and Assumption of Lease, each dated as of July 24, 1992 and each between the Company and Sherborne Group Incorporated (filed as Exhibit
                  10.20 to the Third Quarter 1992 10-Q and incorporated herein by reference), and related Sublease dated October 4, 1993 and Letter Agreement dated October 28, 1993 (filed as Exhibit
                  10.20 to the 1993 10-K and incorporated herein by reference).

     10.9 Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated May 5, 1994 (filed as Exhibit 10.2 to the First Quarter 1994 10-Q and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996 (filed as Exhibit 10.2 to Second Quarter 1996 10-Q and incorporated herein by reference) and third Amendment Agreement, dated December 26, 1996 (filed as Exhibit 10.13 to the 1996 Form 10-K and incorporated herein by reference).

     10.10 Form of Employment Security Letter entered into between the Company and Messrs. Atchison, McKibben, Jacquet and Talcott (executive officers of the Company), dated May 19, 1993, with addendum dated June 10, 1993 (filed as Exhibit 10.32 to the Second Quarter 1993 10-Q and incorporated herein by reference).

     10.11 Stock Purchase Agreement, dated October 22, 1996, between the Company and Edward J. Bramson (filed as Exhibit 10.15 to the Company's Form 10-K for fiscal 1996 (the "1996 10- K") and incorporated herein by reference).

     10.12 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 2.03 to the January 1996 8-K and incorporated herein by reference) as amended by amendment dated December 20, 1996 (filed as Exhibit 10.17 to the 1996 10-K and incorporated herein by reference).

     10.13 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 54,290 square feet of premises located on Bay Road in Redwood City, California (filed as
                  Exhibit 2.04 to the January 1996 8-K and incorporated herein by reference).

679833.6
                                      -29-

     10.14 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 359,218 square feet of premises located on Bay Road and Broadway in Redwood City, California (filed as Exhibit 2.05 to the January 1996 8-K and incorporated herein by reference).

     10.15 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California (filed as
                  Exhibit 2.06 to the January 1996 8-K and incorporated herein by reference).

     10.16 TrademarkLicense Agreement dated May 31, 1990, by and between Ampex Corporation (a predecessor of the Company) as licensor, and certain of the Media Subsidiaries as licensee, relating to the Ampex trademark; related Trademark License Agreement dated July 24, 1992, by and between Ampex Systems Corporation (a former subsidiary that was merged into the Company) certain of the Media Subsidiaries; Amendment No. 1 to Trademark License Agreement dated March 23, 1993; Amended and Restated Trademark License Agreement dated June 22, 1993; and First Amendment to Amended and Restated Trademark License Agreement dated November 10, 1995 (filed as Exhibit 10.2 to 1995 10-K and incorporated herein by reference).

      10.17 Joint Settlement Agreement by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated November 22, 1994 (filed as Exhibit
                  10.2 to 1995 10-K and incorporated herein by reference).

      10.18 Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (effective November 22, 1994) (filed as Exhibit 10.2 to 1995 10-K and incorporated herein by reference).

      10.19 Real Estate Purchase Agreement dated as of April 16, 1996, between U.S. Filter/Ionpure Inc. and the Company, together with amendments thereto dated as of April 29, 1996 and May 3, 1996, relating to the sale of the Company's Colorado Springs, Colorado facility (filed as Exhibit 10.1 to Second Quarter 1996 10-Q and incorporated herein by reference).

      10.20* 10.2Stock Purchase Agreement, dated as of October 29, 1997, between the Registrant and Edward J. Bramson.

      10.21* Stock Purchase Agreement, dated as of November 7, 1997, between the Registrant and Edward J. Bramson.

      10.22* Stock Purchase Agreement dated as of February 18, 1998 between the Registrant and Edward J. Bramson.

      21.1*       Subsidiaries of the Company

      23.1*       Consent of Independent Accountants

      25.1* Power of Attorney (included in the signature page of this Report)

      27.1*       Financial Data Schedule

-------------------
*  Filed herewith

679833.6
                                      -30-

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

         (c)      Exhibits. See Item 14(a)(3) above.

         (d)      Financial Statement Schedules. See Items 8 and 14(a)(2) above.



679833.6
                                      -31-

                             SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data, which have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are included elsewhere herein. There have been no cash dividends declared for the periods presented. In November 1995, the Company completed the divestiture of its Media subsidiaries, which had been accounted for as a business held for disposition since the second quarter of 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 2 of Notes to Consolidated Financial Statements and Note 1 to the table below.

Statement of Operations Data (1):


                                                                   Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                            1997            1996            1995            1994             1993
                                            ----            ----            ----            ----             ----
                                                            (in thousands, except per share data)
Net sales                                     $80,311          $96,485         $95,662        $127,212         $169,711
Gross profit                                   39,171           44,078          43,886          49,795           48,523
Selling and administrative                     24,452           27,084          22,626          24,279           66,219
Restructuring charges (credits)               (1,659)            (453)         (2,480)              --          230,523
Income (loss) from continuing
operations                                     14,803           12,741          19,407          15,542        (295,261)
Net income (loss)                              14,803           12,741          63,293          15,542        (296,404)
Diluted income (loss) per  share
from continuing operations                       0.32             0.28            0.47            0.36          (16.67)
Diluted income (loss) per share                  0.32             0.28            1.40            0.36          (16.74)



Balance Sheet Data (1)
                                                                       At December 31,
                                      ----------------------------------------------------------------------------------
                                                  1997            1996             1995             1994            1993
                                                  ----            ----             ----             ----            ----
                                                                        (in thousands)
Working capital                                $44,607         $39,277        $  10,742       $  (3,960)      $ (41,429)
Total assets                                    81,671          84,492           88,651           87,459         129,446
Long-term debt                                       2             914           31,585           30,805          90,641
Redeemable preferred stock                      69,970          69,970           69,970           83,977              --
Total stockholders' equity
(deficit)                                     (90,015)        (86,360)        (127,357)        (195,240)       (210,481)
--------------------------

(1) The statement of operations data for all periods presented have been reclassified to reflect the results of operations of Media as discontinued operations, with the sale of discontinued operations reflected in the statement of operations for 1995. The balance sheet data for 1993 and 1994 reflect the assets and liabilities of Media as a single line item, "net liabilities of business held for disposition." This line item is inapplicable for subsequent periods as the sale of Media was completed in November 1995.



679833.6
                                      -32-

                                AMPEX CORPORATION



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








Report of Independent Accountants............................................F-2




Consolidated Balance Sheets

      As of December 31, 1997 and 1996.......................................F-3




Consolidated Statements of Operations

      For Each of the Three Years in the Period Ended December 31, 1997......F-4




Consolidated Statements of Cash Flows

      For Each of the Three Years in the Period Ended December 31, 1997......F-5




Consolidated Statements of Stockholders' Deficit

      For Each of the Three Years in the Period Ended December 31, 1997......F-6




Notes to Consolidated Financial Statements...................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors and Stockholders
Ampex Corporation



         We have audited the accompanying consolidated balance sheets of Ampex Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ampex Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

San Francisco, California
February 20, 1998

679833.6
                                       F-2

                                AMPEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                           December 31,        December 31,
                                                                                               1997                1996
                                                                                          ---------------     ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $       24,076      $       13,410
    Short-term investments                                                                        17,685              17,241
    Notes receivable                                                                                   -               7,926
    Accounts receivable (net of allowances of $1,484 and $2,241)                                  13,246              16,721
    Inventories                                                                                   16,380              14,095
    Other current assets                                                                           1,347               2,709
                                                                                          ---------------     ---------------
       Total current assets                                                                       72,734              72,102

Property, plant and equipment                                                                      8,892              10,059
Other assets                                                                                          45               2,331
                                                                                          ---------------     ---------------
       Total assets                                                                       $       81,671      $       84,492
                                                                                          ===============     ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                         $          933      $        1,075
    Accounts payable                                                                               5,173               7,148
    Income taxes payable                                                                             373                 571
    Accrued restructuring costs                                                                    1,706               2,002
    Other accrued liabilities                                                                     19,942              22,029
                                                                                          ---------------     ---------------
       Total current liabilities                                                                  28,127              32,825

Long-term debt                                                                                         2                 914
Other liabilities                                                                                 70,708              60,233
Deferred income taxes                                                                              1,267               1,314
Accrued restructuring costs                                                                        1,612               5,596
                                                                                          ---------------     ---------------
       Total liabilities                                                                         101,716             100,882
                                                                                          ---------------     ---------------

Commitments and contingencies (Note 12)

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares 1997 and 1996
    Issued and outstanding - 69,970 shares 1997 and 1996                                          69,970              69,970

Stockholders' deficit:
    Preferred stock, $1.00 par value:
       Authorized: 930,030 shares 1997 and 1996
       Issued and outstanding - none 1997 and 1996                                                     -                   -
    Common stock, $.01 par value:
       Class A:
          Authorized:  125,000,000 shares 1997 and 1996
          Issued and outstanding - 45,936,707 shares 1997; 45,434,417 shares 1996                    459                 454
       Class C:
          Authorized: 50,000,000 shares 1997 and 1996
          Issued and outstanding - none 1997 and 1996                                                  -                   -
    Other additional capital                                                                     383,513             382,042
    Note receivable from stockholder                                                              (4,818)             (3,979)
    Accumulated deficit                                                                         (440,068)           (454,871)
    Cumulative translation adjustments                                                               507                 526
    Minimum pension liability adjustment                                                         (29,608)            (10,532)
                                                                                          ---------------     ---------------
       Total stockholders' deficit                                                               (90,015)            (86,360)
                                                                                          ---------------     ---------------
       Total liabilities and stockholders' deficit                                        $       81,671      $       84,492
                                                                                          ===============     ===============


The accompanying notes are an integral part of these condolidated financial statements.



                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)



                                                                                     Year Ended December 31,
                                                               ---------------------------------------------------------
                                                               1997                 1996               1995
                                                               ------------------   -----------------  -----------------

Net sales                                                       $         80,311    $         96,485    $        95,662
Cost of sales                                                             41,140              52,407             51,776
                                                               ------------------   -----------------  -----------------
   Gross profit                                                           39,171              44,078             43,886

Selling and administrative                                                24,452              27,084             22,626
Research, development and engineering                                     15,464              15,930             15,622
Royalty income                                                           (12,550)            (10,497)           (15,006)
Restructuring charges (credits)                                           (1,659)               (453)            (2,480)
                                                               ------------------   -----------------  -----------------
   Operating income                                                       13,464              12,014             23,124
Interest expense                                                              86                 756              3,775
Amortization of debt financing costs                                           -                  85                126
Interest income                                                           (2,991)             (3,257)            (1,145)
Other (income) expense, net                                                   59                  35                 40
                                                               ------------------   -----------------  -----------------
   Income from continuing operations
    before income taxes                                                   16,310              14,395             20,328
Provision for income taxes                                                 1,507               1,654                921
                                                               ------------------   -----------------  -----------------
   Income from continuing operations                                      14,803              12,741             19,407
Gain of business held for disposition (net of taxes of
   $1,137 in 1995)                                                             -                   -             43,886
                                                               ------------------   -----------------  -----------------
   Net income                                                   $         14,803    $         12,741    $        63,293
                                                               ==================   =================  =================

Basic income per share :
   Income per share from continuing operations                 $            0.32     $          0.29$              0.58
   Income per share from discontinued operations                            0.00                0.00               1.38
                                                               ------------------   -----------------  -----------------
   Income per share                                            $            0.32     $          0.29    $           1.96
                                                               ==================   =================  =================
Weighted average number of common shares outstanding                  45,616,344          43,307,645         31,964,682
                                                               ==================   =================  =================

Diluted income per share :
   Income per share from continuing operations                 $            0.32     $          0.28$              0.47
   Income per share from discontinued operations                            0.00                0.00               0.93
                                                               ------------------   -----------------  -----------------
   Income per share                                            $            0.32     $          0.28$              1.40
                                                               ==================   =================  =================
Weighted average  number of common shares outstanding                 46,461,321          44,723,031         47,145,357
                                                               ==================   =================  =================



The accompanying notes are an integral part of these condolidated financial statements.

                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)






                                                                                              Year Ended December 31,
                                                                          --------------------------------------------------------
                                                                                    1997               1996               1995
                                                                          -----------------  ------------------  -----------------
  Cash flows from operating activities:
    Net income                                                              $       14,803     $        12,741      $      63,293
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation, amortization and accretion                                    2,244               2,803              6,714
         Net gain on sale of assets                                                      -                 932                  -
         Write-off of long-lived assets                                                445                   -                  -
         Net increase in notes receivable                                             (874)             (1,519)                 -
        Deferred income taxes                                                         (47)                (65)                 -
         (Increase) decrease in accounts receivable                                  4,243              (1,848)            (2,848)
         Increase in inventories                                                    (2,285)             (1,583)            (2,666)
         Net (increase) decrease in other assets                                     3,516              (1,922)               105
         Increase (decrease) in accounts payable                                    (2,269)             (2,492)             2,832
         Net decrease in accrued liabilities and
          income taxes payable                                                      (4,170)             (1,898)            (9,515)
         Net decrease in long-term receivables                                         132                  26                393
         Net decrease in accrued restructuring costs                                (4,280)             (3,131)            (7,810)
         Net decrease in other non-current obligations                              (6,883)             (8,129)            (3,669)
         Net decrease in net liabilities associated with
          business held for disposition                                                  -                   -            (43,886)
                                                                          -----------------  ------------------  -----------------
            Net cash provided by (used in) operating activities                      4,575              (6,085)             2,943
                                                                          -----------------  ------------------  -----------------

  Cash flows from investing activities:
    Purchases of short-term investments                                            (78,629)            (72,670)           (39,303)
    Proceeds received on the maturity of short-term investments                     77,957              64,376             27,392
    Proceeds from the sale of short-term investments                                   228               3,938              6,876
    Additions to property, plant and equipment                                      (1,560)             (2,834)              (658)
    Net proceeds and additions to notes receivable                                   8,800              (6,407)                 -
    Proceeds from the sale of property, plant and equipment                              -              27,485                120
    Deferred gain on sale of assets                                                   (814)              5,930                  -
    Decrease in other assets                                                             -                   2                  -
                                                                          -----------------  ------------------  -----------------
            Net cash provided by (used in) investing activities                      5,982              19,820             (5,573)
                                                                          -----------------  ------------------  -----------------

  Cash flows from financing activities:
    Borrowings under working capital facilities                                     52,053              48,130             50,527
    Repayments under working capital facilities                                    (52,908)            (49,410)           (49,905)
    Repayment of secured note payable                                                    -              (7,333)            (3,000)
    Repayment of notes payable-affiliates                                               (2)                (80)              (706)
    Proceeds from issuance of common stock                                             637               1,624                394
    Proceeds from issuance of warrants                                                   -                  17                  -
    Debt financing costs                                                                 -                   -               (137)
                                                                          -----------------  ------------------  -----------------
            Net cash used in financing activities                                     (220)             (7,052)            (2,827)
                                                                          -----------------  ------------------  -----------------
  Effect of exchange rates on cash                                                     329                 (38)               164
                                                                          -----------------  ------------------  -----------------
            Net increase (decrease) in cash and cash equivalents                    10,666               6,645             (5,293)
  Cash and cash equivalents, beginning of period                                    13,410               6,765             12,058
                                                                          -----------------  ------------------  -----------------
  Cash and cash equivalents, end of period                                  $       24,076     $        13,410      $       6,765
                                                                          =================  ==================  =================



The accompanying notes are an integral part of these condolidated financial statements.

                                AMPEX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For Each of the Three Years in the Period Ended
                                December 31, 1997
                                 (in thousands)


                                                                                                                 Note
                                                 Common Stock                                Other             R'cvble
                                      Class A                     Class C                  Additional            from
                                Shares      Amount         Shares         Amount            Capital            Stkhlder
                              ----------- ------------  -------------  -------------- ---------------------  ------------

Balances, January 1, 1995         20,551  $       206              6            -       $     338,993                -

  Net income                           -            -              -            -                   -                -

  Translation adjustments              -            -              -            -                   -                -

  Minimum pension liability
          adjustment                   -            -              -            -                   -                -

  Proceeds from exercise
          of warrants              1,345           13              -            -                   -                -

  Proceeds from issuance
          of shares                1,500           15              -            -               2,400   $       (2,053)

  Preferred stock accretion            -            -              -            -                (783)               -

  Stock options exercised              8            -              -            -                  19                -

  Preferred stock exchange         1,225           12          9,782   $       98              14,680                -

  Expenses on exchange                 -            -              -            -                (137)               -

  Conversion of shares             7,681           77         (7,681)         (77)                  -                -
                              -----------    ---------  -------------     --------    ----------------    -------------

Balances, December 31, 1995       32,310  $       323          2,107    $      21       $     355,172   $       (2,053)

  Net income                           -            -              -            -                   -                -

  Translation adjustments              -            -              -            -                   -                -

  Minimum pension liability
          adjustment                   -            -              -            -                   -                -

  Proceeds from exercise
          of warrants              1,699           17              -            -                   -                -

  Proceeds from issuance
          of shares                  400            4              -            -               2,746           (1,926)

  Stock options exercised            395            4              -            -                 797                -

  Conversion of notes              8,523           85              -            -              23,327                -

  Conversion of shares             2,107           21         (2,107)         (21)                  -                -
                              -----------    ---------  -------------     --------    ----------------    -------------

Balances, December 31, 1996       45,434  $       454              -            -       $     382,042   $       (3,979)

  Net income                           -            -              -            -                   -                -

  Translation adjustments              -            -              -            -                   -                -

  Minimum pension liability
          adjustment                   -            -              -            -                   -                -

  Proceeds from issuance
          of shares                  325            3              -            -               1,045             (839)

  Stock options exercised            178            2              -            -                 426                -
                              -----------    ---------  -------------     --------    ----------------    -------------

Balances, December 31, 1997       45,937  $       459              -            -       $     383,513   $       (4,818)
                              ===========    =========  =============     ========    ================    =============







                                                    Cumulative         Pension          Stockholders'
                                 Accumulated       Translation        Liability             Equity
                                   Deficit          Adjustment        Adjustment          (Deficit)
                                 ------------------- ---------------  -----------------  -------------------

Balances, January 1, 1995    $    (530,905) $          592   $         (4,126)  $         (195,240)

  Net income                        63,293               -                  -               63,293

  Translation adjustments                -            (147)                 -                 (147)

  Minimum pension liability
          adjustment                     -               -             (9,527)              (9,527)

  Proceeds from exercise
          of warrants                    -               -                  -                   13

  Proceeds from issuance
          of shares                      -               -                  -                  362

  Preferred stock accretion              -               -                  -                 (783)

  Stock options exercised                -               -                  -                   19

  Preferred stock exchange               -               -                  -               14,790

  Expenses on exchange                   -               -                  -                 (137)

  Conversion of shares                   -               -                  -                    -
                               ------------    ------------    ---------------    -----------------

Balances, December 31, 1995  $    (467,612) $          445   $        (13,653)  $         (127,357)

  Net income                        12,741               -                  -               12,741

  Translation adjustments                -              81                  -                   81

  Minimum pension liability
          adjustment                     -               -              3,121                3,121

  Proceeds from exercise
          of warrants                    -               -                  -                   17

  Proceeds from issuance
          of shares                      -               -                  -                  824

  Stock options exercised                -               -                  -                  801

  Conversion of notes                    -               -                  -               23,412

  Conversion of shares                   -               -                  -                    -
                               ------------    ------------    ---------------    -----------------

Balances, December 31, 1996  $    (454,871) $          526   $        (10,532)  $          (86,360)

  Net income                        14,803               -                  -               14,803

  Translation adjustments                -             (19)                 -                  (19)

  Minimum pension liability
          adjustment                     -               -            (19,076)             (19,076)

  Proceeds from issuance
          of shares                      -               -                  -                  209

  Stock options exercised                -               -                  -                  428
                               ------------    ------------    ---------------    -----------------

Balances, December 31, 1997  $    (440,068) $          507   $        (29,608)  $          (90,015)
                               ============    ============    ===============    =================


The accompanying notes are an integral part of these condolidated financial statements.

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

Note 3  - Summary of Significant Accounting Policies

         Basis of Presentation

         The accompanying consolidated financial statements are presented on a historical cost basis. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation. These reclassifications had no effect on the prior years' stockholders' deficit or net income.

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


691340.1                                   F-7



                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 3  - Summary of Significant Accounting Policies (cont'd.)

         Short-term Investments

         Investments with a maturity period greater than three months but less than one year are classified as short-term investments. The Company's short-term investments consist of highly liquid U.S. Treasury instruments and are considered "available-for-sale" securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses, if any, are determined using the specific identification method.

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

         Foreign Currency Translation

         Assets and  liabilities  of  subsidiaries  located  outside  the United
States have been translated at rates in effect at year end. Revenues and expenses are translated at average rates during the year. Local currencies are considered to be the functional currencies for substantially all of the Company's foreign subsidiaries. Accordingly, the effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported in the cumulative translation adjustment, a separate component of stockholders' deficit. Foreign currency transaction gains and losses, which are included in other expense, were not material in the periods reported.

         Revenue Recognition

         Revenue is recognized at the time products are shipped to customers and at the time services are rendered.

         Research, Development and Engineering

         Research and development costs are expensed as incurred and amounted to $13.1 million, $14.0 million and $12.3 million in 1997, 1996 and 1995, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $2.4 million, $1.9 million and $3.3 million in 1997, 1996 and 1995, respectively.


691340.1                                   F-8

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 3  - Summary of Significant Accounting Policies (cont'd.)

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

         Fiscal Year

         The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 1997 was a 53-week year. Fiscal 1996 and 1995 were 52-week years.

         Income Per Common Share

         The Company has adopted the provisions of Statement of Financial Accounting Standards No.128 ("SFAS 128"), Earnings Per Share, effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period income per common share amounts have been restated to comply with SFAS 128.

         Stock Options

         The Company accounts for stock-based awards to employees in accordance with APB No. 25 ("APB 25"), Accounting for Stock Issued to Employees and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. See
Note 15.

         Fair Value of Financial Instruments

         For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. Management has determined that it is not practicable to estimate fair value for note payable-other, as no market for such instruments currently exists. See Note 10.


691340.1                                   F-9

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 3  - Summary of Significant Accounting Policies (cont'd.)

         Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS 130, which is effective for the Company in 1998, has not yet been determined.

         In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 ("SFAS 131"), Disclosure about Segments of an Enterprise and Related Information. SFAS 131 requires publicly-held companies to report financial and other information about revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision makers. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

Note 4 - Computation of Basic and Diluted Income per Share

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts) :

                                                                            Year Ended December 31,
                                                                   1997               1996                1995
                                                                   ----               ----                ----

Numerator - Basic
     Income from continuing operations .....................  $      14,803       $      12,741      $       19,407
     Less preferred stock accretion ........................              -                   -                (783)
                                                              -------------       -------------      ---------------
     Adjusted income from continuing operations ............  $      14,803       $      12,741      $       18,624
                                                              =============       =============      ==============

      Net income............................................  $      14,803       $      12,741      $       63,293
     Less preferred stock accretion ........................              -                   -                (783)
                                                              -------------       -------------      ---------------
     Adjusted net income ...................................  $      14,803       $      12,741      $       62,510
                                                              =============       =============      ==============


Denominator - Basic
     Weighted average common stock outstanding .............         45,616              43,308              31,965
                                                               ------------       -------------      --------------

Basic income per share from continuing  operations..........  $        0.32       $       0.29       $        0.58
                                                              =============       ============       =============
Basic income per share......................................  $        0.32       $       0.29       $        1.96
                                                              =============       ============       =============

691340.1                                   F-10

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Computation of Basic and Diluted Income per Share (cont'd.)


Numerator - Diluted
     Income from continuing operations .....................  $      14,803       $      12,741      $       19,407
     Add zero coupon interest ..............................              -                   -               2,550
                                                              -------------       -------------      --------------
     Adjusted income from continuing operations ............  $      14,803       $      12,741      $       21,957
                                                              =============       =============      ==============

      Net income............................................  $      14,803       $      12,741      $       63,293
     Add zero coupon interest...............................              -                   -               2,550
                                                              -------------       -------------      --------------
     Adjusted net income ...................................  $      14,803       $      12,741      $       65,843
                                                              =============       =============      ==============


Denominator -  Diluted
     Weighted average common stock outstanding .............         45,616              43,308              31,965
     Effect of dilutive securities:
         Stock options......................................            845               1,231                 509
         Warrants...........................................              -                 184               2,546
         Conversion of zero coupon notes....................              -                   -               8,522
         Conversion of redeemable preferred stock...........              -                   -               3,603
                                                               ------------       -------------      --------------
                                                                     46,461              44,723              47,145
                                                               ------------       -------------      --------------

Diluted income per share from continuing  operations........  $        0.32       $       0.28       $        0.47
                                                              =============       ============       =============
Diluted income per share....................................  $        0.32       $       0.28       $        1.40
                                                              =============       ============       =============


         Stock options to purchase 566,775 shares of common stock at prices ranging from $3.19 to $10.50 per share were outstanding at December 31, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

         In January 1998, warrants to purchase 1,020,000 shares of common stock were issued in connection with a private placement. The warrants, if exercised, would represent approximately 2% of the Company's common shares on a diluted basis. See Note 22.

         Stock options to purchase 273,500 shares of common stock at $10.50 per share were outstanding at December 31, 1996, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

         Stock options to purchase 2,500 shares of common stock at $6.00 per share were outstanding at December 31, 1995, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

Note 5 - Supplemental Schedule of Cash Flow Information

                                                                             Year Ended December 31,
                                                                   1997               1996                1995
                                                                   ----               ----                ----
                                                                                 (in thousands)

     Interest paid..........................................  $          86       $         265      $        1,310
     Income taxes paid .....................................  $       1,752       $       1,706      $        1,436

691340.1                                   F-11

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Short-Term Investments

         The carrying and market values of short-term investments are as follows at December 31, 1997 and 1996:

                                                     Available - For - Sale December 31, 1997
                                                                                                  Scheduled
                                      Carrying            Unrealized              Fair            Maturity
                                       Value         Gains         Losses         Value              Date
                                       -----         -----         ------         -----              ----
                                                                    (in thousands)
U.S. Government and
     Agency Obligations             $ 17,685        $       -    $       -        $ 17,685        Jan.-Mar. 1998


                                                     Available - For - Sale December 31, 1996
                                                                                                    Scheduled
                                      Carrying            Unrealized              Fair            Maturity
                                       Value         Gains         Losses         Value              Date
                                                                    (in thousands)
U.S. Government and
     Agency Obligations             $ 17,241        $       -    $       -        $ 17,241        Jan.-Mar. 1997



         Short-term investment purchases and maturities for the years ended December 31, 1997 and 1996 were as follows:

                                                                                            December 31,
                                                                                      1997                1996
                                                                                      ----                ----
                                                                                           (in thousands)
     Purchases...............................................................     $      78,629      $       72,670
     Maturities..............................................................            78,185              68,314
                                                                                  -------------      --------------
     Net change..............................................................     $         444      $        4,356
                                                                                  =============      ==============


Note 7 - Inventories

                                                                                            December 31,
                                                                                      1997                1996
                                                                                           (in thousands)

     Raw materials...........................................................     $       6,686      $        6,097
     Work in process.........................................................             5,424               5,160
     Finished goods..........................................................             4,270               2,838
                                                                                  -------------      --------------
          Total..............................................................     $      16,380      $       14,095
                                                                                  =============      ==============

         Inventories are stated net of reserves for obsolete and slow moving items of $15.6 million and $20.1 million at December 31, 1997 and 1996, respectively. Inventory disposals which had previously been fully reserved totaled $4.0 and $4.4 million, during 1997 and 1996, respectively.


691340.1                                   F-12

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Property, Plant and Equipment

                                                                                            December 31,
                                                                                      1997                1996
                                                                                      ----                ----
                                                                                           (in thousands)

     Land....................................................................     $         952       $         952
     Buildings and improvements..............................................             8,338              10,943
     Furniture, fixtures and equipment.......................................            29,740              43,381
     Construction in progress................................................               439                   -
                                                                                  -------------      --------------
                                                                                         39,469              55,276
     Less accumulated depreciation...........................................           (30,577)            (45,217)
                                                                                  --------------     ---------------
          Total..............................................................     $       8,892      $       10,059
                                                                                  ==============     ==============

         Depreciation charged to operations was $2.2 million, $2.1 million and $3.7 million in 1997, 1996 and 1995, respectively. During the year, the Company retired fixed assets with a gross value of $17.0 million and a net book value of $0.1 million.

         In January 1996, the Company completed the sale of its real property in Redwood City, California for $36.0 million. The net book value of the property at the time of the sale was $26.2 million. The sale resulted in a gain of approximately $8.3 million. Of this amount, approximately $2.4 million represents imputed interest on the secured notes (and is being recognized over the terms of the notes), and $4.1 million is being recognized over a five-year period representing the noncancelable portion of two of the Company's leases relating to the property. The remaining $1.8 million is being deferred for four years. If, at that time, the Company decides to continue the two leases for an additional six- to nine-year period, the $1.8 million will be recognized over the remaining terms of the leases; otherwise, the $1.8 million gain will be offset by lease cancellation fees of the same amount. At December 31, 1997 and 1996, the balance of the deferred gain was $4.4 and $5.2 million, respectively.

         In May 1996, the Company completed the sale of the smaller of its two manufacturing facilities in Colorado Springs, Colorado for $3.6 million, and realized a gain of $0.9 million on the sale. The net book value of the property at the time of the sale was $2.4 million.

Note 9 - Other Accrued Liabilities

                                                                                            December 31,
                                                                                      1997                1996
                                                                                      ----                ----
                                                                                           (in thousands)

     Compensation and employee benefits......................................     $       6,213      $        6,552
     Pension.................................................................             6,339               5,435
     Warranty and other product costs........................................             1,363               2,337
     Customer deposits.......................................................               163                   -
     Other...................................................................             5,864               7,705
                                                                                  -------------      --------------
         Total...............................................................     $      19,942      $       22,029
                                                                                  =============      ==============


691340.1                                   F-13

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 10 - Debt

                                                       December 31,
                                                 1997                1996
                                                 ----                ----
                                                      (in thousands)

         Notes Payable

     Working capital facilities..........    $         769      $          909
     Note payable - other................              164                 166
                                             -------------      --------------
                                             $         933      $        1,075
                                             =============      ==============

         Long-term Debt

     Working capital facilities..........    $           2      $          914
                                             -------------      --------------
                                             $           2      $          914
                                             =============      ==============

         Working Capital Facilities

         Ampex has a loan from a foreign bank and a revolving credit line with a domestic financial institution to finance working capital requirements. Average borrowings under these agreements in 1997 were $1.2 million at an average interest rate of 2.5%, and in 1996 were $2.3 million at an average interest rate of 2.5%. Maximum borrowings outstanding at any time during 1997 and 1996 were $1.8 million and $3.3 million, respectively. At December 31, 1997 and 1996, under these agreements $0.8 million and $1.8 million were outstanding, respectively. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. At December 31, 1997 under the domestic revolving credit agreement there was $1,616 outstanding and at December 31, 1996 there was $4,669 outstanding. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company.

         Note Payable - Other

         The note is a non-interest bearing demand promissory note held by NHI. The remaining balance of $0.2 million at December 31, 1997 is expected to be paid or converted to shares of Common Stock in 1998.

         Noncurrent Maturities of Long-Term Debt

         The following table summarizes the scheduled noncurrent maturities of the Company's long-term debt as of December 31, 1997, for years subsequent to 1998 :

                Year                                         (in thousands)
                ----                                         --------------

                1999.......................................   $          2


691340.1                                   F-14

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 11 - Other Liabilities

                                                            December 31,
                                                      1997                1996
                                                      ----                ----
                                                           (in thousands)

     Pension....................................  $    31,510      $    18,370
     Reserve for contingent liabilities.........       27,015           27,015
     Other postemployment benefits..............        6,478            6,894
     Other......................................        5,705            7,954
                                                  -----------      -----------
         Total..................................  $    70,708      $    60,233
                                                  ===========      ===========

         The increase in the pension liability was attributable to an increase in the minimum pension liability resulting from adoption of updated group mortality assumptions, lowering the discount rate from 7.25% in 1996 to 7.0% in 1997 due to a decline in long-term interest rates, less the gain on the fair value of the plan assets.
See Note 16.

Note 12 - Commitments and Contingencies

         Leases

         The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. As of December 31, 1997 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

                Year                                          (in thousands)

                1998.......................................   $      3,770
                1999.......................................          3,607
                2000.......................................          3,291
                2001.......................................          3,249
                2002.......................................            509
                Thereafter.................................          2,569
                                                              ------------
                                                              $     16,995

         Total rent expense for all operating leases was $4.9 million, $5.1 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.


691340.1                                   F-15

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 12 - Commitments and Contingencies  (cont'd.)

         In January 1996, the Company completed the sale of its real property in Redwood City, California and leased back a portion of the property from the purchaser. Future annual lease obligations, included in the above table, under two lease agreements with noncancellable lease terms until April 2001 approximates $1.8 million per year. An additional $1.8 million representing a potential lease termination penalty was included in the table above. The Company funded $3.8 million of leasehold improvements in 1996 which, with interest, was refunded by the property owner through rent credits and a buy-out in 1997. Rent credits of $1.0 and $0.4 million were used in 1997 and 1996, respectively. In October 1997, the property owner paid the balance of $2.7 million.

         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997:

             Year                                                 (in thousands)

             1998.......................................          $        143
             1999.......................................                    91
             2000.......................................                    23
             2001.......................................                    17
                                                                  ------------
             Net  minimum lease payments                                   274
             Less amount representing interest                             (46)
                                                                  ------------
             Present value of net minimum lease payments          $        228
                                                                  ============

         The gross book value and accumulated depreciation of capital leases at December 31, 1997 were $0.4 million and $0.1 million, respectively.

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

         Guarantees

         The Company has certain arrangements with banks primarily to facilitate the issuance of performance guarantees or letters of credit. At December 31, 1997 and 1996, the Company was contingently liable for $2.4 million and $2.0 million, respectively, of general performance guarantees and letters of credit. The Company has not recorded reserves for potential losses for these items at December 31, 1997 and 1996.


691340.1                                   F-16

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 13 - Preferred Stock

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

         The Noncumulative Redeemable Preferred Stock is subject to mandatory redemption after December 31, 1997, out of funds legally available therefor (generally the excess of assets over liabilities). Mandatory or optional redemption payments are payable in cash or, at the option of the Company, in shares of Common Stock, provided that, as a condition to redemption in shares, the average market price of the Company's Common Stock must have been at least $4 per share during the 10 trading days preceding the notice of redemption. Common Stock issued to redeem the Preferred Stock shall be valued at 90% of fair market value. As at December 31, 1997, the Company did not have funds legally available to redeem any of the Preferred Stock. As legally available funds begin to be generated, the Company will be required to redeem such shares thereafter to the extent funds become legally available therefor, and will be precluded from declaring dividends on its Common Stock until the Preferred Stock has been redeemed.

Note 14 -  Related Party Transactions

         During 1997 and 1996, the Company received 5-year notes for the purchase of Common Stock by an affiliated company in the principal amounts of $838,750 and $2,200,000, respectively. The notes bear annual interest at 6.34% and 6.72%, respectively, and are collateralized by the purchased shares. In June 1996, the Company received a partial payment on the notes outstanding of $273,700. Note 15 - Common Stock, Stock Options and Warrants

         The Company's authorized capital stock consists of Class A Common Stock ("Class A Stock"), Class C Common Stock ("Class C Stock", and collectively with Class A Stock, the "Common Stock") and Preferred Stock. Shares of Class C Stock and Preferred Stock are generally nonvoting except in circumstances specified in the Company's charter documents or as otherwise required by applicable corporate law. Accordingly, holders of Class A Stock are generally the only stockholders with voting rights. Each share of Class C Stock converts into one share of Class A Stock automatically following transfer unless otherwise elected by the transferee.

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



691340.1                                   F-17

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 15 - Common Stock, Stock Options and Warrants (cont'd.)

         On May 19, 1995, at the Company's Annual Meeting, stockholders authorized the issuance of an additional 1,500,000 shares under the 1992 Stock Incentive Plan, of which 1,100,000 shares had been authorized by the Company's Board of Directors on June 16, 1994, and 400,000 had been authorized on December 16, 1994.

         On June 7, 1996, at the Company `s Annual Meeting, stockholders authorized the issuance of an additional 2,000,000 shares under the 1992 Stock Incentive Plan. The Company is currently authorized to issue up to 4,250,000 shares of Class A Stock under the Stock Incentive Plan.

         On October 28, 1997, the Committee authorized the holders of 918,100 "out-of-the-money" stock options with exercise prices ranging from $3.625 to $10.50, to voluntarily elect to cancel those options in exchange for an equivalent number of new options. The new options were granted at an exercise price of $3.125, which was the fair value of the Class A Stock on October 28, 1997, and with new vesting and expiration schedules. Of the 918,100 options eligible for exchange, option holders elected to exchange 664,250 options that had exercise prices ranging from $4.875 to $10.50.

         At December 31, 1997 there were 2,309,865 options outstanding, including 1,404,725 vested options. The exercise prices range from $1.50 to $10.50 per share and vesting schedules vary from immediate vesting to vesting over a five-year period.

                                                                                                      Weighted
                                   Shares            Number                Price       Aggregate      Average
                                 Available              of                 Per         Exercise       Exercise
                                 for Grant           Options               Share         Price         Price
                                 ---------           -------               -----         -----         -----


Balances, December 31, 1994          455,500         1,794,500       $  1.50-6.00    $   3,354,001    $    1.87
Granted                             (517,400)          517,400          1.50-3.69        1,475,825         2.85
Canceled                             297,560          (297,560)         1.50-2.38         (637,178)        2.14
Exercised                                               (7,900)              2.38          (18,763)        2.38

                                   ---------         ---------       ------------    -------------    ---------
Balances, December 31, 1995          235,660         2,006,440       $  1.50-3.69    $   4,173,885    $    2.08
Authorized                         2,000,000
Granted                             (914,750)          914,750         3.75-10.50        6,781,750         7.41
Canceled                             129,390          (129,390)         1.50-6.44         (390,054)        3.01
Exercised                                             (394,900)         1.50-3.63         (800,350)        2.03

                                   ---------         ---------       ------------    -------------    ---------
Balances, December 31, 1996        1,450,300         2,396,900       $ 1.50-10.50    $   9,765,231    $    4.07
Granted                             (990,000)          990,000          2.38-7.94        3,789,813         3.83
Canceled                             899,745          (899,745)        1.50-10.50       (6,023,836)        6.70
Exercised                                             (177,290)         1.50-5.75         (384,298)        2.17

                                   ---------         ---------       ------------    -------------    ---------
Balances, December 31, 1997        1,360,045         2,309,865       $ 1.50-10.50    $   7,146,910    $    3.09
                                   =========         =========       ============    =============    =========

         For the years ended December 31, 1997 and 1996, the weighted average fair value of options granted was $2.76 and $5.17 per share, respectively.

         At December 31, 1997 and 1996, there were no warrants outstanding. During 1996 and 1995, there were 1,699,499 and 1,344,985 shares, respectively, of Common Stock at $0.01 per share issued on the exercise of warrants.


691340.1                                   F-18

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 15 - Common Stock, Stock Options and Warrants (cont'd.)

         The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value of the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and diluted income per share would have been reduced to the pro forma amounts indicated below :

                                                                                         December 31,
                                                                              1997           1996             1995
                                                                              ----           ----             ----
                                                                                        (in thousands)

Net income :
         As reported..............................................     $      14,803    $      12,741     $     63,293
                                                                       -------------    -------------     ------------
         Pro forma................................................     $      12,360    $      11,616     $     63,118
                                                                       -------------    -------------     ------------

Diluted income per share :
         As reported..............................................     $       0.32     $        0.28     $       1.40
                                                                       ------------     -------------     ------------
         Pro forma................................................     $       0.27     $        0.26     $       1.39
                                                                       ------------     -------------     ------------

         The above proforma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

     The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                                         December 31,
                                                                              1997           1996             1995
                                                                              ----           ----             ----

         Expected life (years)....................................          1.5 - 5.5      1.67-5.0          1.0-4.0
                                                                         -------------    ------------     -----------

         Risk-free interest rate..................................          5.6-6.54%      5.2-6.7%         5.6-7.9%
                                                                         -------------    ------------     -----------

         Expected volatility......................................          0.85-1.41      1.38-1.46        1.49-1.61
                                                                         -------------    ------------     -----------

         Expected dividend yield..................................                  -              -                -
                                                                         -------------    ------------     -----------

         The options outstanding and currently exercisable by exercise price at December 31, 1997 are as follows:

                                                                                        Options Currently
                             Options Outstanding                                           Exercisable
                             -------------------                                           -----------
                                             Weighted
                                               Average        Weighted                              Weighted
                                            Remaining          Average                               Average
     Exercise            Number             Contractual        Exercise              Number          Exercise
      Prices          Outstanding                Life            Price             Exercisable        Price
      ------          -----------                ----            -----             -----------        -----

   $1.50-$2.38          1,080,840                6.40          $  1.74              1,070,340        $   1.74
   $3.13-$6.06          1,104,025                4.22             3.70                235,033            4.33
   $6.13-$7.94             35,000                1.89             6.84                  9,352            6.88
        $10.50             90,000                1.20            10.50                 90,000           10.50
                        ---------                ----          -------              ---------         -------
                        2,309,865                5.09          $  3.09              1,404,725         $  2.77
                        =========                ====          =======              =========         =======

691340.1                                   F-19

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


 Note 16 - Pension Plans

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

         Pension expense for the domestic plan in 1997, 1996 and 1995 consisted of the following:

                                                                               Year Ended December 31,
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                   (in thousands)

     Service cost...........................................      $            -    $           -    $            -
     Interest on projected  benefit obligation..............              11,389           11,500            11,723
     Actual return on assets................................              (7,673)         (22,061)          (11,313)
     Amortization of unrecognized prior service costs.......              (4,401)          10,481                 -
                                                                  ----------------  ---------------  --------------
         Net periodic pension cost (benefit)................      $         (685)   $         (80)   $          410
                                                                  ===============   ===============  ==============

         The  domestic   plan  funded   status  and  amounts   included  in  the
consolidated balance sheets are as follows:

                                                                                            December 31,
                                                                                      1997                1996
                                                                                      ----                ----
                                                                                           (in thousands)

     Actuarial present value of benefits:
         Vested..............................................................     $     178,171      $      164,027
         Nonvested...........................................................               658                 606
                                                                                  -------------      --------------
           Total accumulated benefits........................................     $     178,829      $      164,633
                                                                                  =============      ==============
     Projected benefit obligation............................................     $    (178,829)     $     (164,633)
     Less: plan assets at fair value.........................................           144,705             144,848
                                                                                  -------------      --------------
                                                                                        (34,124)            (19,785)

     Unrecognized net loss...................................................                 -                   -
     Tax benefit of excess pension liability.................................                 -                   -
                                                                                  --------------     --------------
Accrued pension cost.........................................................     $     (34,124)     $      (19,785)
                                                                                  ==============     ===============

         In connection with the sale of Media, the Company became the sponsor of the Media pension plan, and its ultimate liability will remain the same as it was prior to the sale. Media has agreed to provide continued funding for the plan, but if it fails to do so, the Company may be required to make funding payments or to make any required termination liability payments. As of December 31, 1997, the Company's consolidated balance sheets included $1.9 million in "other liabilities" for the Media plan's underfunded status. The Media plan's projected benefit obligation and plan assets at fair value were approximately $39.7 million and $36.2 million, respectively.


691340.1                                   F-20

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 16 - Pension Plans (cont'd.)

         Actuarial assumptions as of December 31, 1997 and 1996 are as follows:
                                                                December 31,
                                                          1997              1996
                                                          ----              ----
               Assumed discount rate...................... 7.0%            7.25%
               Rate of compensation increase..............  N/A              N/A
               Expected long-term rate of return.......... 9.0%             9.0%

         Assets of the domestic pension plan are invested in directed trusts. At December 31, 1997 and 1996, assets of the directed trusts were primarily invested in U.S. government obligations, corporate stocks and bonds and units of common investment funds consisting of short-term interest bearing instruments and common stock.

         In accordance with Statement of Financial Accounting Standards No. 87, the Company has recorded an additional minimum pension liability for the underfunded plan of $29.6 million at December 31, 1997 and $10.5 million at December 31, 1996, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities is charged directly to stockholders' deficit. For 1997 and 1996, $19.1 and $(3.1) million, respectively, was charged (credited) to stockholders' deficit.

         The components of foreign pension expense were as follows:

                                                                               Year Ended December 31,
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                   (in thousands)
     Service cost...........................................      $           41    $       1,225    $           88
     Interest cost..........................................                 127              136               664
     Return on assets.......................................                   -                -            (1,695)
     Amortization and deferral..............................                  10               13               969
                                                                  --------------    -------------    --------------
         Net periodic pension cost (benefit)................      $          178    $       1,374    $           26
                                                                  ==============    =============    ==============

         The reconciliation of the funded status of the foreign plans is as follows:

                                                                               December 31,
                                                                   1997                           1996
                                                                   ----                           ----
                                                              Plans In Which                 Plans In Which
                                                          Assets       Accumulated      Assets         Accumulated
                                                          Exceed        Benefits        Exceed          Benefits
                                                        Accumulated      Exceed       Accumulated        Exceed
                                                         Benefits        Assets        Benefits          Assets
                                                         --------        ------        --------          ------
                                                                              (in thousands)
    Actuarial present value of benefits:
      Vested.......................................   $          -     $     1,630    $          -   $      1,710
      Nonvested....................................              -              20               -            125
                                                      ------------     -----------    ------------   ------------
        Total accumulated benefits.................   $          -     $     1,650    $          -   $      1,835
                                                      ============     ===========    ============   ============

    Projected benefit obligation...................   $          -     $    (1,823)   $          -   $     (2,034)
    Less:  plan assets at fair value...............              -               -               -              -
                                                      ------------     -----------    ------------   ------------
                                                                 -          (1,823)              -         (2,035)
    Remaining unrecognized transition
      net (asset) obligation.......................              -            (115)              -            (65)
                                                      ------------     ------------   ------------   -------------
    Prepaid (accrued) pension cost.................   $          -     $    (1,938)   $          -   $     (2,099)
                                                      ============     ============   ============   =============

691340.1                                   F-21

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 16 - Pension Plans (cont'd.)

         Effective July 1, 1996, the United Kingdom defined benefit pension plan was terminated and replaced by a new defined contribution retirement plan. Due to the termination, there was no accrued or prepaid pension cost remaining at December 31, 1996 and service cost included the amount which reflects all components of the prorated net pension cost.

         The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.7 million, $0.8 million and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 17 - Royalty Income

         In 1997, 1996 and 1995, the Company received and recognized non-recurring royalty payments attributable to the settlement of patent litigation and other negotiated settlements related to prior sales of products by licensees. Such non-recurring royalties amounted to $4.6 million, $2.0 million and $10.5 million in 1997, 1996 and 1995, respectively. The balance of royalties earned in these years represents royalties for product shipments in the current period.

Note 18 - Restructuring Charges  (Credits)

         In connection with the Company's decision to refocus its business toward mass data storage products and to narrow its product line in its traditional television markets, the Company began to restructure operations in 1990. These efforts were essentially completed by the end of 1994.

         Restructuring charges (credits) for the years ended December 31, 1997 and 1996 consist of the following :

                                                                               Year Ended December 31,
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                   (in thousands)

     Provisions for vacated lease obligations.................    $       (2,603)   $       (200)    $       (1,480)
     Write-down of property, plant and equipment..............               858               -                  -
     Provisions for employee separation costs.................                86               -                  -
     Costs associated with closure of foreign
         subsidiaries.........................................                 -            (253)            (1,000)
                                                                  --------------    -------------    ---------------

                                                                  $       (1,659)   $       (453)    $       (2,480)
                                                                  ===============   =============    ===============

         In 1997,  1996 and 1995 excess  accruals of $2.6, $0.5 and $2.5 million
(reflecting  lower  than  anticipated   expenses  for  the  closure  of  foreign
subsidiaries and lease obligations) were credited to operating income.

         Accruals for restructuring costs totaled $3.3 million at December 31, 1997 including $2.4 million relating to vacated or abandoned leases.


691340.1                                   F-22

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 19- Income Taxes

         Income from continuing operations before income taxes for domestic and foreign operations consisted of the following:

                                                                               Year Ended December 31,
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                   (in thousands)

     Domestic ................................................    $   15,389       $    16,016      $    20,822
     Foreign  ................................................           921            (1,621)            (494)
                                                                  -----------      -----------      -----------
                                                                  $   16,310       $    14,395      $    20,328
                                                                  ===========      ===========      ===========



         The provision for income taxes consisted of the following:

                                                                               Year Ended December 31,
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                   (in thousands)

     Current:
         Federal..............................................    $          (77)   $         178    $         (500)
         State................................................               (24)              92                50
         Foreign..............................................               358              312                 5
         Foreign withholding taxes on royalty
           income.............................................             1,250            1,072             1,366
                                                                  --------------    -------------    --------------
                                                                           1,507            1,654               921
                                                                  --------------    -------------    --------------

     Deferred:
         Federal..............................................                 -                -                 -
         Foreign..............................................                 -                -                 -
                                                                  --------------    -------------    --------------
                                                                  $        1,507    $       1,654    $          921
                                                                  ==============    =============    ==============

         The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 1997, 1996, and 1995) to income from continuing operations before income taxes and the actual provision for income taxes was as follows:

                                                                               Year Ended December 31,
                                                                       1997             1996              1995
                                                                                   (in thousands)

     Federal income tax  provision
         at statutory rate....................................             5,709           $    5,038    $        7,114
     Foreign losses not benefited.............................                 -                  879               178
     Rates in excess of U.S...................................               972                  951             1,605
     Temporary differences not previously benefited...........            (4,254)              (2,286)           (7,534)
     Net operating losses not previously benefited............              (769)              (3,205)                -
     Other, net...............................................              (151)                 277              (442)
                                                                      ----------           ----------    --------------
                                                                      $    1,507           $    1,654    $          921
                                                                      ==========           ==========    ==============


691340.1                                   F-23

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 19 - Income Taxes (cont'd.)

         An income tax liability of $1.1 million, representing the alternative minimum tax due on the disposition of Media, has been recognized against the gain of business held for disposition in 1995.

         The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 1997 and 1996:

                                                                                           December 31,
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                          (in thousands)

     Inventory basis differences...........................................     $       5,608       $     5,996

     Restructuring reserves and other liabilities not yet
         deductible for tax purposes.......................................            12,158            17,910

     Loss carryforwards....................................................            34,998            33,360

     Foreign withholding taxes on undistributed earnings
         of foreign subsidiaries...........................................            (1,267)           (1,314)

     Property, plant and equipment
         basis differences ................................................               721                73

     Credit from prior year's minimum tax..................................             1,235             1,315

     Other  ...............................................................             8,770             8,909

     Less valuation allowance..............................................           (63,490)          (67,563)
                                                                               --------------      ------------


            Deferred tax liability.........................................    $       (1,267)     $     (1,314)
                                                                               ==============      ============

         A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized.

         As at December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of $100.0 million expiring in the years 2005 through 2009. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.


691340.1                                   F-24

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 20- Foreign Operations

     The following table shows certain financial information relating to the Company's continuing operations in various geographical areas:

                                                                               Year ended December 31,
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                   (in thousands)

     Net Sales:
         United States........................................    $       73,441    $      92,711    $       91,908
         Europe, Africa and the Middle East...................            16,338           20,744            21,324
         Other foreign........................................             3,124            4,884             5,572
         Eliminations (1).....................................           (12,592)         (21,854)          (23,142)
                                                                  ---------------   --------------   ---------------
                 Total........................................    $       80,311    $      96,485    $       95,662
                                                                  ================  ===============  ==============


(1) Inter-area sales, primarily from the United States.


                                                                               Year Ended December 31,
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                   (in thousands)

     Income before income taxes:
         United States........................................    $        6,699    $       8,918    $        9,256
         Europe, Africa and the Middle East...................               498            1,352             3,704
         Other foreign........................................               905              350             1,116
         Royalties............................................            12,550           10,497            15,006
         Eliminations and corporate expenses..................            (4,342)          (6,722)           (8,754)
                                                                  ---------------   --------------   --------------
                 Total........................................    $       16,310    $      14,395    $       20,328
                                                                  ==============    ==============   ==============


                                                                                        Year Ended December 31,
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                            (in thousands)

     Identifiable assets:
         United States..........................................................    $      34,488    $       48,521
         Europe, Africa and the Middle East.....................................            5,448             6,565
         Other foreign..........................................................            1,094             1,484
         Eliminations and corporate assets......................................           40,641            27,922
                                                                                    -------------    --------------
                 Total..........................................................    $      81,671    $       84,492
                                                                                    =============    ==============

         Transfers between geographic areas are at cost plus a reasonable profit. Sales from the United States include export sales to unaffiliated customers of $5.6 million, $7.3 million and $7.1 million in 1997, 1996 and 1995, respectively. Identifiable assets are classified by the location of the Company's facilities and include cash, accounts receivable, inventory and property, plant and equipment. Corporate assets consisted principally of cash and short-term investments at December 31, 1997 and 1996.


691340.1                                   F-25

                                AMPEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 21 - Major Customers

         Direct and indirect sales to various U.S. government agencies amounted to approximately $22.3 million, $17.4 million and $14.0 million for 1997, 1996 and 1995, respectively. In 1997, 1996 and 1995 no other single customer accounted for more than 10% of total net sales.

Note 22 - Subsequent Event

         In January 1998, the Company issued $30.0 million 12% Senior Notes due March 15, 2003, together with warrants to purchase 1,020,000 Common Shares. The warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. The warrants, if exercised, would represent approximately 2% of the Company's Common Shares on a diluted basis. The indenture under which the Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries. Under such indenture the Company may, in general, issue additional senior debt, without meeting certain fixed charges coverage tests, up to $15.0 million. The Company has no present plans to issue any such additional debt, but may do so in the future if investment opportunities are subsequently identified that require additional capital funds.

Note 23 - Quarterly Financial Information (Unaudited)

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996.

                                                                (In thousands, except share data)


Fiscal 1997
Quarters ended                                    March 31            June 30         Sept. 30           Dec. 31
--------------                                  ----------        -----------       ----------       -----------
Net sales                                          $  21,081         $ 21,299         $  18,182         $ 19,749
Gross profit                                          10,519           10,618             8,232            9,802
Net income                                             4,944            2,336             2,604            4,919

Basic and diluted income per share                 $    0.11         $   0.05         $    0.06         $   0.11

Fiscal 1996
Quarters ended                                    March 31            June 30         Sept. 30           Dec. 31
--------------                                  ----------        -----------       ----------       -----------
Net sales                                          $  24,232         $ 24,420         $  23,604         $ 24,229
Gross profit                                          10,861           10,902            11,022           11,293
Net income                                             3,473            3,972             3,103            2,193

Basic and diluted income per share                 $    0.09         $   0.09         $    0.07         $   0.05


691340.1                                   F-26

                                AMPEX CORPORATION



                      INDEX TO FINANCIAL STATEMENT SCHEDULE






                                                                            Page


Report of Independent Accountants on Financial Statement Schedule.........   S-2




Schedule II       - Valuation and Qualifying Accounts.....................   S-3





                                       S-1

DOCUMENT NO. 691346.1

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




COOPERS & LYBRAND L.L.P.

San Francisco, California
February 20 , 1998



                                       S-2
DOCUMENT NO. 691349.1

                                AMPEX CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                     Balance at     Additions      Charges to                       Balance at
                                    beginning of     cost and         other                           end of
Description                            period        expenses       accounts   (1) (Deductions) (2)   period
-----------                        -------------  -------------   ------------    -------------   -------------



Allowance for doubtful
     accounts and sales returns



December 31, 1995                   $      5,404    $      (858)   $      (221)    $     (1,784)    $     2,541
-----------------

December 31, 1996                   $      2,541    $      (192)   $       (94)    $        (14)    $     2,241
-----------------

December 31, 1997                   $      2,241    $      (395)   $       (67)    $       (295)    $     1,484
-----------------


Allowance for obsolete and
     slow moving inventory



December 31, 1995                   $     29,477    $     1,930    $     1,958     $     (7,692)    $    25,673
-----------------

December 31, 1996                   $     25,673    $      (362)   $         -     $     (5,234)    $    20,077
-----------------

December 31, 1997                   $     20,077    $        25    $        (3)    $     (4,470)    $    15,629
-----------------




------------------------------------

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

                                    AMPEX CORPORATION

                                    By:     /s/ Edward J. Bramson
                                            ---------------------
                                            Edward J. Bramson
                                            Chairman and Chief Executive Officer

                                    Date:   March 13, 1998

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Edward J. Bramson, Joel D. Talcott, Vicki Gruber Callahan or any of them, with full power to act, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                                                 Date

/s/ Edward J. Bramson               Chairman, Chief Executive Officer                     March 13, 1998
---------------------
Edward J. Bramson                   and Director (Principal Executive Officer)


/s/ Craig L. McKibben               Vice President, Chief Financial Officer,              March 13, 1998
---------------------
Craig L. McKibben                   Treasurer and Director
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


/s/ Douglas T. McClure, Jr.         Director                                              March 13, 1998
---------------------------
Douglas T. McClure, Jr.


/s/ Peter Slusser                   Director                                              March 13, 1998
Peter Slusser


/s/ William A. Stoltzfus, Jr.       Director                                              March 13, 1998
-----------------------------
William A. Stoltzfus, Jr.

679833.6
                                      -33-

                                AMPEX CORPORATION

                                 1997 FORM 10-K

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------


10.3              Ampex Systems Corporation Savings Plan (1997 Restatement).

10.4 Ampex Systems Corporation Employees' Retirement Plan, as amended and restated as of January 1, 1997.

10.20 Stock Purchase Agreement, dated as of October 29, 1997, between the Registrant and Edward J. Bramson.

10.21 Stock Purchase Agreement, dated as of November 7, 1997, between the Registrant and Edward J. Bramson.

10.22 Stock Purchase Agreement dated as of February 18, 1998 between the Registrant and Edward J. Bramson.

21.1              Subsidiaries of the Company.

23.1              Consent of Independent Accountants.

25.1 Power of Attorney (included in the signature page of this Report).

27.1              Financial Data Schedule.



679833