Form 10-Q
period 1998-03-31
AMPEX CORP /DE/
filed 1998-05-12
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


     As of March 31, 1998, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 46,056,047. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                          Quarter Ended March 31, 1998

                                      INDEX

                                                                                                                   Page

     PART I -- FINANCIAL INFORMATION

     Item 1.                 Financial Statements...................................................................2

                             Consolidated Balance Sheets (unaudited) at March 31, 1998 and
                             December 31, 1997......................................................................3

                             Consolidated Statements of Operations (unaudited) for the
                             three months ended March 31, 1998 and 1997.............................................4

                             Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997...................................................5

                             Notes to Unaudited Consolidated Financial Statements...................................6

     Item 2.                 Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.................................................................10

     PART II -- OTHER INFORMATION

     Item 1.                 Legal Proceedings.....................................................................15

     Item 2.                 Changes in Securities.................................................................16

     Item 3.                 Defaults Upon Senior Securities.......................................................17

     Item 4.                 Submission of Matters to a Vote of Security Holders...................................17

     Item 5.                 Other Information.....................................................................17

     Item 6(a).              Exhibits..............................................................................17

     Item 6(b).              Reports on Form 8-K...................................................................17

     Signatures              ......................................................................................18

                                          PART I -- FINANCIAL INFORMATION

Item 1.               Financial Statements

              See pages 3-9.

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                      March 31,        December 31,
                                                                                       1998               1997
                                                                                   -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $     16,519      $     24,076
    Short-term investments                                                               51,555            17,685
    Accounts receivable (net of allowances of $1,352 and $1,484)                         12,886            13,246
    Inventories                                                                          18,426            16,380
    Other current assets                                                                  1,477             1,347
                                                                                   -------------     -------------
       Total current assets                                                             100,863            72,734

Property, plant and equipment                                                             8,860             8,892
Other assets                                                                              1,099                45
                                                                                   -------------     -------------
       Total assets                                                                $    110,822      $     81,671
                                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                  $        736      $        933
    Accounts payable                                                                      6,608             5,173
    Income taxes payable                                                                    332               373
    Accrued restructuring costs                                                           4,107             1,706
    Other accrued liabilities                                                            16,736            19,942
                                                                                   -------------     -------------
       Total current liabilities                                                         28,519            28,127
Long-term debt                                                                           29,263                 2
Other liabilities                                                                        65,359            70,708
Deferred income taxes                                                                     1,256             1,267
Accrued restructuring costs                                                               1,443             1,612
                                                                                   -------------     -------------
       Total liabilities                                                                125,840           101,716
                                                                                   -------------     -------------

Commitments and contingencies (Note 6)

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares 1998 and 1997
    Issued and outstanding - 69,970 shares 1998 and 1997                                 69,970            69,970

Stockholders' deficit:
    Preferred stock, $1.00 par value:
       Authorized: 930,030 shares 1998 and 1997
       Issued and outstanding - none 1998 and 1997                                            -                 -
    Common stock, $.01 par value:
       Class A:
          Authorized:  125,000,000 shares 1998 and 1997
          Issued and outstanding - 46,056,047 shares 1998; 45,936,707 shares 1997           461               459
       Class C:
          Authorized: 50,000,000 shares 1998 and 1997
          Issued and outstanding - none 1998 and 1997                                         -                 -
    Other additional capital                                                            384,551           383,513
    Note receivable from stockholder                                                     (4,994)           (4,818)
    Accumulated deficit                                                                (435,975)         (440,068)
    Accumulated other comprehensive income                                              (29,031)          (29,101)
                                                                                   -------------     -------------
       Total stockholders' deficit                                                      (84,988)          (90,015)
                                                                                   -------------     -------------
       Total liabilities and stockholders' deficit                                 $    110,822      $     81,671
                                                                                   =============     =============

          The accompanying notes are an integral part of these unaudited financial statements.

                                AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (in thousands, except share data)
                                  (unaudited)


                                                                                For the three months ended
                                                                               March 31,          March 31,
                                                                                 1998               1997

    Net sales                                                                $       16,826     $       21,081
    Cost of sales                                                                     8,896             10,562
                                                                             --------------     --------------
      Gross profit                                                                    7,930             10,519

    Selling and administrative                                                        5,007              7,646
    Research, development and engineering                                             3,038              3,748
    Royalty income                                                                   (1,834)            (5,782)
    Restructuring charges                                                             2,800                  -
                                                                             --------------     --------------
      Operating income (loss)                                                        (1,081)             4,907

    Interest expense                                                                    662                 31
    Amortization of debt financing costs                                                 37                  -
    Interest income                                                                    (837)              (778)
    Other (income) expense, net                                                           6                 58
                                                                             --------------     --------------
      Income (loss) before income taxes                                                (949)             5,596

    Provision for (benefit of) income taxes                                          (5,042)               652
                                                                             --------------     --------------
      Net income                                                                      4,093              4,944
                                                                             --------------     --------------

    Other comprehensive income, net of tax:
      Foreign currency translation adjustments                                           70                (56)
                                                                             --------------     --------------

      Comprehensive income                                                   $        4,163     $        4,888
                                                                             ==============     ==============



    Basic income per share :
      Income per share                                                       $         0.09     $         0.11
                                                                             ==============     ==============
    Weighted average number of common shares outstanding                         46,004,179         45,489,550
                                                                             ==============     ==============

    Diluted income per share :
      Income per share                                                       $         0.09     $         0.11
                                                                             ==============     ==============
    Weighted average  number of common shares outstanding                        46,452,301         46,669,371
                                                                             ==============     ==============


          The accompanying notes are an integral part of these unaudited financial statements.

                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                        For the three months ended
                                                                          March 31,       March 31,
                                                                          1997              1998

Cash flows from operating activities:
   Net income                                                        $       4,093     $     4,944
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation, amortization and accretion                                509             545
       Net increase in notes receivable                                          -            (210)
       Net (increase) decrease in accounts receivable                          320            (641)
       Net increase in inventories                                          (2,046)         (1,945)
       Net decrease in long-term receivable                                      8             104
       Net (increase) decrease in other assets                                (130)            199
       Net increase in accounts payable                                      1,462           1,206
       Net decrease in accrued liabilities and
         income taxes payable                                               (3,174)         (1,247)
       Net decrease in other non-current obligations                        (5,122)         (1,458)
       Net increase (decrease) in accrued restructuring costs                2,232            (530)
                                                                     -------------     ------------
          Net cash provided by (used in) operating activities               (1,848)            967
                                                                     -------------     ------------

Cash flows from investing activities:
   Purchases of short-term investments                                     (57,458)        (22,650)
   Proceeds received on the maturity of short-term investments              17,438          17,241
   Proceeds from sale of short-term investments                              6,150               -
   Additions to property, plant and equipment                                 (439)            (91)
   Deferred gain on sale of assets                                            (204)           (204)
                                                                     -------------     ------------
          Net cash used in investing activities                            (34,513)         (5,704)
                                                                     -------------     ------------

Cash flows from financing activities:
   Borrowings under working capital facilities                               8,305          13,030
   Repayments under working capital facilities                              (8,507)        (13,248)
   Repayment of notes payable-affiliates                                        (5)              -
   Issuance of senior notes and warrants                                    30,000               -
   Debt financing costs                                                     (1,099)              -
   Proceeds from issuance of common stock                                      126             261
                                                                     -------------     ------------
          Net cash provided by financing activities                         28,820              43
                                                                     -------------     ------------
Effect of exchange rates on cash                                               (16)           (209)
                                                                     -------------     ------------
          Net decrease in cash and cash equivalents                         (7,557)         (4,903)
Cash and cash equivalents, beginning of period                              24,076          13,410
                                                                     -------------     ------------
Cash and cash equivalents, end of period                             $      16,519     $     8,507
                                                                     =============     ============


         The accompanying notes are an integral part of these unaudited financial statements.

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

Note 2 -- Basis of Presentation

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1997 and the Audited Consolidated Financial Statements included therein.

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which specifies the computation, presentation and disclosure requirements for comprehensive income. The Company implemented SFAS 130 during the first quarter of 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosure about Segments of an Enterprise and Related Information. SFAS 131 requires publicly-held companies to report financial and other information about revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for the individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company's fiscal year ending December 31, 1998 and the impact of its adoption has not been determined.

Note 3 -- Income Per Common Share

         The Company has adopted the provisions of Statement of Financial Accounting Standards No.128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Income Per Common Share (cont'd.)

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                                                                         Three months ended
                                                                                    March 31,          March 31,
                                                                                      1998               1997

Numerator - Basic

     Net income..............................................................     $       4,093      $        4,944
                                                                                  =============      ==============

Denominator - Basic

     Weighted average common stock outstanding...............................            46,004              45,490
                                                                                  -------------      --------------

Basic income per share.......................................................     $        0.09       $        0.11
                                                                                  =============      ==============


Numerator - Diluted

     Net income..............................................................     $       4,093      $        4,944
                                                                                  =============      ==============

Denominator - Diluted

     Weighted average common stock outstanding...............................            46,004              45,490
     Effect of dilutive securities:
         Stock options.......................................................               346               1,179
         Warrants............................................................               102                   -
                                                                                  -------------      --------------
                                                                                         46,452              46,669
                                                                                  -------------      --------------

Diluted income per share.....................................................     $       0.09       $        0.11
                                                                                  ============       =============


         Stock options to purchase 1,101,739 shares of common stock at prices ranging from $2.94 to $10.50 per share were outstanding at March 31, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

         Stock options to purchase 307,250 shares of common stock at prices ranging from $7.94 to $10.50 per share were outstanding at March 31, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Supplemental Schedule of Cash Flow Information

         Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                                     Three months ended
                                                 March 31,          March 31,
                                                   1998               1997
                                                       (in thousands)


     Interest............................   $            12       $          31
     Income taxes paid...................               260                 773


Note 5 -- Inventories

                                                March 31,         December 31,
                                                  1998                1997
                                                        (in thousands)


     Raw materials.......................   $         7,735       $       6,686
     Work in process.....................             5,708               5,424
     Finished goods......................             4,983               4,270
                                            ---------------       -------------
         Total...........................   $        18,426       $      16,380
                                            ===============       =============

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


Note 7 -- Preferred Stock

         As of December 31, 1997, the Company became obligated to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock, to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities), at a redemption price of $1,000 per share. As of December 31, 1997 and March 31, 1998, the Company did not have any funds legally available to redeem the Noncumulative Preferred Stock, and the Company cannot predict when and to what extent it will generate any legally available funds to redeem the Noncumulative Preferred Stock. The Company will remain obligated to redeem such shares from time to time in future fiscal periods to the extent funds become legally available for redemption, and will generally be precluded from declaring any cash dividends on, or repurchasing shares of, its Common Stock, until the Noncumulative Preferred Stock has been redeemed in full. Redemption of the Noncumulative Preferred Stock for cash in future periods could have a negative impact on the Company's liquidity. Under certain circumstances, the Company may redeem the Noncumulative Preferred Stock by issuing common stock, which could result in substantial dilution of current stockholders' equity interests in the Company.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -- Income Taxes

         In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. The provisions for income taxes in the first quarter of 1997 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal taxes in the first quarters of 1998 and 1997 because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

         As of December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of $100.0 million, expiring in the years 2005 through 2009. As a result of certain financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards against future consolidated federal income tax liabilities will be restricted in their application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 9 -- Accumulated Other Comprehensive Income

         The  balances  of  each   classification   within   accumulated   other
comprehensive income are as follows:


                                                                           Minimum            Accumulated
                                                         Foreign           Pension               Other
                                                        Currency          Liability          Comprehensive
                                                          Items          Adjustment             Income
                                                                       (in thousands)

     December 31, 1997.........................      $         507       $    (29,608)       $     (29,101)
     Current-period change.....................                 70                   -                  70
                                                     -------------       -------------       -------------
     March 31, 1998............................      $         577       $    (29,608)       $     (29,031)
                                                     =============       =============       ==============

Note 10 -- Senior Notes

         In January 1998, the Company issued $30.0 million 12% Senior Notes due March 15, 2003, together with warrants to purchase 1,020,000 Common Shares. The warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. The warrants have been assigned a value of $0.8 million and charged to other additional capital and will be amortized to long-term debt over the term of the Notes. The warrants, if exercised, would represent approximately 2% of the Company's Common Stock on a diluted basis. The indenture under which the Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries. Under such indenture the Company may, in general, issue additional senior debt, without meeting certain fixed charges coverage tests, up to $15.0 million. The Company has no present plans to issue any such additional debt, but may do so in the future if investment opportunities are subsequently identified that require additional capital funds.

Note 11 -- Subsequent Event

         In April 1998, the Company signed a letter of intent to acquire MicroNet Technology, Inc. ("Micronet"), a manufacturer of disk arrays and network attached storage products for image-based markets. This acquisition is subject to various conditions, including the completion of due diligence by Ampex and the execution of a definitive acquisition agreement. If the transaction is completed, Ampex would issue approximately 700,000 shares of its Class A Common Stock to MicroNet's shareholders, and would acquire MicroNet subject to approximately $3.5 million of preferred stock, debt of $6.0 million, and other liabilities estimated at approximately $3.0 million.

         This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: potential inaccuracy of future sales and expense forecasts; effects of increased inventories; potential inability of the Company to execute its acquisition, investment, licensing and other strategies; potential inability of the Company to integrate acquired businesses, including the business of MicroNet Technology, Inc., if acquired; industry conditions;
declining sales to the government; declining sales of professional video products; the development of application software for its 19-millimeter products; international operating difficulties; effects of the Company's relocation of its DCRsi(TM) manufacturing facilities to its Colorado Springs facility; redemption of the Company's outstanding Noncumulative Preferred Stock; possible future issuances of debt or equity securities; and the Company's liquidity and anticipated interest expenses. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries (collectively, "Ampex" or the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1997 Form 10-K").

Results of Operations for the Three Months Ended March 31, 1998 and 1997

         Net Sales. Net sales declined by 20.2% to $16.8 million in the first quarter of 1998 from $21.1 million in the first quarter of 1997, primarily due to a decline in shipments of instrumentation recorders, offset by an increase in sales of 19-millimeter data storage products. See "Mass Data Storage Products and Instrumentation Recorders," below. The Company's backlog of firm orders decreased to $4.8 million at March 31, 1998 from $6.9 million at December 31, 1997. The Company typically operates with low levels of backlog, requiring it to obtain most of each period's orders in the same period that they must be shipped to customers. Historically, a small number of large orders, particularly for instrumentation products, has significantly impacted sales levels. In the first quarter of 1998, the Company responded to proposals for such products on several large programs that have not yet been awarded. Any increase in sales of instrumentation products in future periods will depend to a large extent on whether such programs actually proceed and, if so, in which periods. As previously reported, the Company intends to increase net sales by introducing new products and by acquiring new businesses and making investments in companies. In April 1998, the Company signed a letter of intent to purchase MicroNet Technology, Inc. ("MicroNet"), a manufacturer of disk arrays and network attached storage products for image-based markets, including the video and commercial pre-press markets. Pending completion of due diligence, the acquisition is expected to close at the end of the second quarter of 1998.
Because of the risks and uncertainties inherent in making acquisitions and investments, there can be no assurance that the Company will successfully complete the MicroNet acquisition or any other acquisitions or investments or that the Company will realize any financial benefit therefrom.

                   Mass Data Storage Products and Instrumentation Recorders. Sales of mass data storage products and instrumentation recorders and related after-market products totaled $13.6 million for the first quarter of 1998 and declined from the comparable period in 1997 when sales of such products totaled $16.9 million, primarily due to a decline in sales of instrumentation products. A significant portion of the Company's instrumentation product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of the Company's DST(R) and DIS(TM) products increased slightly in the first quarter of 1998, compared to the first quarter of 1997. Broader acceptance of the Company's DST products in its target markets will depend significantly on the integration and vendor support of third party application software, factors which are not within the Company's control and which, if delayed, may adversely affect DST product sales in future quarters.

                  Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decrease, to $3.3 million in the first quarter of 1998 from $4.2 million in the first quarter of 1997. The Company's DCT(R) digital products were designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. Accordingly, the Company anticipates that sales of its professional video products and related after-market products will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them.

         Gross Profit. Gross profit as a percentage of net sales decreased to 47.1% in the first quarter of 1998 from 49.9% in the first quarter of 1997, reflecting lower sales of the Company's instrumentation products, which are generally more profitable than its data storage and video recording products.

         Selling and Administrative Expenses. Selling and administrative expenses decreased to $5.0 million in the first quarter of 1998 from $7.6 million in the first quarter of 1997, reflecting reduced patent infringement litigation expenses, as well as continued implementation of cost controls. The Company incurred $0.1 million of patent infringement litigation expenses in the first quarter of 1998, compared to $1.9 million of such expenses in the first quarter of 1997. The Company expects these litigation expenses to continue in future periods at lower levels than in 1997 periods. See "Legal Proceedings," below.

         Research, Development and Engineering Expenses. Research, development and engineering expenses decreased slightly to $3.0 million in the first quarter of 1998 from $3.7 million in the first quarter of 1997, reflecting reduced expenses attributable to the Company's keepered media development program, which was substantially completed in 1997. The Company is committed to investing in research, development and engineering programs at levels that management believes can be supported by current sales levels.

         Royalty Income. Royalty income decreased to $1.8 million in the first quarter of 1998 from $5.8 million in the first quarter of 1997. Approximately $3.7 million of royalty income in the first quarter of 1997 was from nonrecurring royalties resulting from a negotiated settlement related to sales of products by a manufacturer prior to the negotiation of a license from the Company. The Company did not receive any such nonrecurring royalty payments in the first quarter of 1998. The Company is currently assessing whether its patented technology is being used by manufacturers of video games, DVD recorders and digital television receivers. There can be no assurance that the Company's technology is being utilized by the manufacturers of these products or, if used, whether the Company will be able to negotiate license agreements with the manufacturers.

         Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control, such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering licensing agreements with the Company, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," below.

         Restructuring Charges (Credits). The Company recorded a restructuring charge of $2.8 million in the first quarter of 1998, and did not record any such charges or credits in the first quarter of 1997. The $2.8 million charge was incurred in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility, and from a concurrent workforce reduction. The relocation is expected to reduce operating costs by up to $5.0 million annually. These savings may be offset in whole or in part by increases in marketing expenses or other factors. The Company expects to implement the relocation in various phases throughout the remainder of 1998.

         Operating Income (Loss). The Company experienced an operating loss of $1.1 million in the first quarter of 1998, and generated operating income of $4.9 million in the first quarter of 1997. This decrease resulted from the declines in net sales and royalty income and the restructuring charge discussed above, all of which were incurred in the first quarter of 1998, and which were only partially offset by reduced patent infringement litigation and other expenses.

         Interest Expense. Interest expense increased in the first quarter of 1998 from the first quarter of 1997. This increase is attributable to the Company's outstanding 12% Senior Notes due 2003 (the "12% Senior Notes"), which were issued in January 1998. See "Liquidity and Capital Resources -- Financing Transactions" and Note 10 of Notes to Unaudited Consolidated Financial Statements.

         Interest Income. Interest income increased slightly between the comparison periods, resulting primarily from higher cash balances (including proceeds of the 12% Senior Notes) in the first quarter of 1998, offset in part by the prepayment of notes issued to the Company in connection with the 1996 sale of the Company's Redwood City property.

         Other Expense, Net. Other expense, net, in both periods consisted primarily of foreign currency transaction gains and losses.

         Provision for Income Taxes. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for prior years, following the favorable settlement of that dispute in March 1998. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic tax timing differences and operating losses, if any, are not deductible in computing such foreign taxes. The provision for income taxes in the first quarter of 1997 consisted primarily of foreign income taxes and withholding taxes on royalty income.

         Net Income. The Company reported net income of $4.1 million in the first quarter of 1998 compared to $4.9 million in the first quarter of 1997, primarily as a result of the factors discussed above under "Operating Income" and "Provision for Income Taxes."

Liquidity and Capital Resources

         Cash Flow. At March 31, 1998, the Company had cash and short-term investments of $68.1 million and working capital of $72.3 million. At December 31, 1997, the Company had cash and short-term investments of $41.8 million and working capital of $44.6 million. The increases in the 1998 period reflect the receipt of approximately $28.9 million of net proceeds from the Company's January 1998 issuance of its 12% Senior Notes. Major items impacting net income in the 1998 period which did not generate or use cash included a $5.2 million favorable settlement of disputed state income taxes for prior years, partially offset by the recording of a $2.8 million restructuring charge incurred in connection with the relocation of a portion of the Company's manufacturing operations and a concurrent workforce reduction. The Company's operating activities utilized cash of $1.8 million during the first quarter of 1998 and generated cash of $1.0 million during the first quarter of 1997. The Company has increased its inventories by $2.0 million over year-end 1997 levels, primarily in anticipation of disruptions that may result from the phased relocation during 1998 of a portion of its DCRsi manufacturing operations to its Colorado Springs facility. The Company expects that 1998 inventory levels will remain higher than in 1997 periods until this relocation has been completed. Any increased investment in inventories may expose the Company to an increased risk of inventory write-offs in future periods.

         The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2000. At March 31, 1998, the Company had no material borrowings outstanding and had letters of credit issued against the facility totaling $2.3 million.

         Financing Transactions. As of December 31, 1997, the Company became obligated to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock, to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities), at a redemption price of $1,000 per share. As of December 31, 1997 and March 31, 1998, the Company did not have any funds legally available to redeem the Noncumulative Preferred Stock, and the Company cannot predict when and to what extent it will generate any legally available funds to redeem the Noncumulative Preferred Stock. The Company will remain obligated to redeem such shares from time to time in future fiscal periods to the extent funds become legally available for redemption, and will generally be precluded from declaring any cash dividends on, or repurchasing shares of, its common stock, until the

Noncumulative Preferred Stock has been redeemed in full. Redemption of the Noncumulative Preferred Stock for cash in future periods could have a negative impact on the Company's liquidity. See Note 7 of Notes to Unaudited Consolidated Financial Statements. Under certain circumstances, the Company may redeem the Noncumulative Preferred Stock by issuing common stock, which could result in substantial dilution of current stockholders' equity interests in the Company.

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

         In January 1998, the Company issued $30.0 million of its 12% Senior Notes, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. The Warrants, if exercised, would represent approximately 2.2% of the Company's outstanding shares of common stock. As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The net proceeds of the offering have been invested in short-term government securities, the yield on which investments is substantially lower than the interest charges on the 12% Senior Notes. The Company has wide discretion as to how the proceeds may be invested, including for acquisitions of and investments in new businesses. Any such investments or acquisitions, if made, might not pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. The Indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries. Under such Indenture the Company may, in general, issue additional senior debt, without meeting certain fixed charges coverage tests, up to $15.0 million.

         As discussed above under "Results of Operations for the Three Months Ended March 31, 1998 and 1997 -- Net Sales," the Company recently announced that it has signed a letter of intent to acquire MicroNet, a supplier of disk arrays for image-based markets. This acquisition is subject to various conditions, including the completion of due diligence by Ampex and the execution of a definitive acquisition agreement. If the transaction is completed, Ampex would issue approximately 700,000 shares of its Class A Stock to MicroNet's shareholders, and would acquire MicroNet subject to approximately $3.5 million of preferred stock, debt of $6 million, and other liabilities estimated at approximately $3 million. The issuance of such shares would dilute current stockholders' interests by approximately 1.5%.

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

         Ampex has previously reported that it has been engaged since late 1995 in patent infringement litigation with Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. regarding the manufacture of certain video and data recording products and television receivers. A description of this litigation is included under the caption "Legal Proceedings" in the 1997 Form 10-K, and there have been no material changes in the status of this litigation since the filing of that report.

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

         Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as Superfund sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in seven environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California, and surface cleanup and the closure of a former site in El Segundo, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Company's former magnetic tape subsidiaries (collectively, "Media"). Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites.

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 1998, the Company had an accrued liability of $2.0 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued for any contingent liabilities it may incur with respect to the former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

         Although the Company believes that it is generally in compliance with all applicable environmental laws and regulations or has plans to bring operations into compliance, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because the Company conducts its business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on the Company's business, operating results or cash flow. There can be no assurance that the Company will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on the Company in the future.

Item 2.  Changes in Securities

         As discussed above, on January 28, 1998 the Company issued $30.0 million of its 12% Senior Notes and Warrants to purchase 1.02 million shares of its Class A Stock for an aggregate purchase price of $30.0 million, less aggregate discounts, commissions and expenses of $1.1 million. These securities were sold to a group of "qualified institutional buyers," as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The sale of the 12% Senior Notes and Warrants was exempt from registration under the Securities Act by reason of Section 4(2) thereof and Regulation D thereunder as a transaction by an issuer not involving any public offering. By agreement with holders of its 12% Senior Notes and Warrants, the Company has registered these securities with the Securities and Exchange Commission in order to permit public resales of these securities in accordance with the Securities Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financing Transactions."

         On October 29, 1997, November 7, 1997 and February 18, 1998, the Company issued a total of 400,000 shares of its Class A Stock to Edward J.
Bramson, Chief Executive Officer of the Company. The shares were sold for an aggregate purchase price of $1,268,752 (based on the fair value per share of

Common Stock on the date the Company's Board of Directors approved each such issuance), of which 20% was paid in cash and the balance by promissory notes of Mr. Bramson. The notes bear interest, payable annually at the applicable federal rate, and are payable in full five years after the date of issuance. All of the 400,000 shares have been pledged to the Company as security for payment of the promissory notes. Of these 400,000 shares, 200,000 are subject to vesting. If Mr. Bramson voluntarily resigns or is terminated for cause before the first anniversary of each date of issuance, the Company may repurchase up to half of the shares purchased on each date of issuance at the original purchase price. If Mr. Bramson voluntarily resigns or is terminated for cause after the first, but before the second, anniversary of each date of issuance, the Company may repurchase up to one-quarter of such shares at cost. Mr. Bramson represented that the acquisition of such shares was made for investment and not with a view to resale or other distribution absent registration under the Securities Act or the availability of an exemption therefrom. The transactions were exempt from registration under the Securities Act by reason of Section 4(2) thereof as transactions not involving any public offering.

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

Item 6(b).        Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on February 2, 1998 to report, pursuant to Item 5 of Form 8-K, the issuance and sale of $30.0 million of its 12% Senior Notes and Warrants to purchase 1.02 million shares of its Common Stock.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMPEX CORPORATION


Date:  May 11, 1998                  /s/ EDWARD J. BRAMSON
                                     ---------------------
                                     Edward J. Bramson
                                     Chairman and Chief Executive Officer



Date:  May 11, 1998                  /s/ CRAIG L. McKIBBEN
                                     ---------------------
                                     Craig L. McKibben
                                     Vice President, Chief Financial Officer and
                                     Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1998

                                  EXHIBIT INDEX



                  Exhibit
                  Number            Description

                  4.1 Indenture dated as of January 28, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 12% Senior Notes due 2003, including forms of 12% Senior Notes (filed as Exhibit 4.1 to the Company's Form 8-K filed on February 2, 1998 (the "February 1998 8-K") and incorporated herein by reference.

                  4.2 Warrant Agreement, dated as of January 28, 1998, between the Company and American Stock Transfer & Trust Company, as warrant agent, including form of Warrant Certificate (filed as Exhibit 4.2 to the February 1998 8-K and incorporated herein by reference).

                  4.3 Purchase Agreement, dated January 26, 1998, between the Company and First Albany Corporation, relating to the Company's 12% Senior Notes due 2003 (filed as Exhibit 1.1 to the February 1998 8-K and incorporated herein by reference).

                  4.4 Exchange and Registration Rights Agreement, dated as of January 28, 1998, between the Company and First Albany Corporation, relating to the Registrant's 12% Senior Notes due 2003 (filed as Exhibit 4.3 to the February 1998 8-K and incorporated herein by reference).

                  4.5 Warrants and Warrants Share Registration Rights Agreement, dated as of January 28, 1998, between the Company and First Albany Corporation (filed as Exhibit 4.4 to the February 1998 8-K and incorporated herein by reference).

                  27.1*             Financial Data Schedule.


*Filed herewith.