Form 10-Q
period 1998-06-30
AMPEX CORP /DE/
filed 1998-08-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
            / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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
     Yes  X    No
         ---     ---

     As of June 30, 1998, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 49,782,547. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                           Quarter Ended June 30, 1998

                                      INDEX
                                      Page

PART I -- FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Balance Sheets (unaudited) at June 30, 1998 and
                        December 31, 1997......................................................................3

                        Consolidated Statements of Operations and Comprehensive
                        Income (unaudited) for the three and six months ended
                        June 30, 1998 and 1997.................................................................4

                        Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1998 and 1997....................................................5

                        Notes to Unaudited Consolidated Financial Statements...................................6

Item 2.                 Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.................................................................12

PART II -- OTHER INFORMATION

Item 1.                 Legal Proceedings.....................................................................18

Item 2.                 Changes in Securities and Use of Proceeds.............................................19

Item 3.                 Defaults Upon Senior Securities.......................................................19

Item 4.                 Submission of Matters to a Vote of Security Holders...................................19

Item 5.                 Other Information.....................................................................19

Item 6(a).              Exhibits..............................................................................19

Item 6(b).              Reports on Form 8-K...................................................................19

Signatures              ......................................................................................21


                                AMPEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                   June 30,       December 31,
                                                                                     1998             1997
                                                                               --------------   ---------------

ASSETS
Current assets:
    Cash and cash equivalents                                                  $       8,983    $        24,076
    Short-term investments                                                            51,063             17,685
    Accounts receivable (net of allowances of $2,238 and $1,484)                      17,544             13,246
    Inventories                                                                       22,707             16,380
    Other current assets                                                               3,056              1,347
                                                                               -------------    ---------------
       Total current assets                                                          103,353             72,734

Property, plant and equipment                                                          9,845              8,892
Intangible assets, net                                                                 3,975                  -
Other assets                                                                           1,108                 45
                                                                               -------------    ---------------
       Total assets                                                            $     118,281    $        81,671
                                                                               =============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                              $       5,954    $           933
    Accounts payable                                                                   8,994              5,173
    Income taxes payable                                                                 269                373
    Accrued restructuring costs                                                        3,318              1,706
    Other accrued liabilities                                                         19,257             19,942
                                                                               -------------    ----------------
       Total current liabilities                                                      37,792             28,127
Long-term debt                                                                        30,050                  2
Other liabilities                                                                     59,059             70,708
Deferred income taxes                                                                  1,236              1,267
Accrued restructuring costs                                                            1,285              1,612
                                                                               -------------    ---------------
       Total liabilities                                                             129,422            101,716
                                                                               -------------    ---------------

Commitments and contingencies (Note 6)

Redeemable preferred of subsidiary                                                     1,045                  -

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares 1998 and 1997
    Issued and outstanding - none 1998; 69,970 shares 1997                                 -             69,970

Redeemable preferred stock, $2,000 liquidation value:
    Authorized: 21,859 shares 1998 and none 1997
    Issued and outstanding - 21,859 shares 1998; none 1997                            43,718                  -

Convertible preferred stock, $2,000 liquidation value:
    Authorized: 10,000 shares 1998 and none 1997
    Issued and outstanding - 10,000 shares 1998; none 1997                            20,000                  -

Stockholders' deficit:
    Preferred stock, $1.00 par value:
       Authorized: 898,171 shares 1998 and 1997
       Issued and outstanding - none 1998 and 1997                                         -                  -
    Common stock, $.01 par value:
       Class A:
          Authorized:  125,000,000 shares 1998 and 1997
          Issued and outstanding - 49,782,547 shares 1998; 45,936,707 shares             498                459
          1997
       Class C:
          Authorized: 50,000,000 shares 1998 and 1997
          Issued and outstanding - none 1998 and 1997                                      -                  -
    Other additional capital                                                         391,962            383,513
    Note receivable from stockholder                                                 (4,994)            (4,818)
    Accumulated deficit                                                            (434,264)          (440,068)
    Accumulated other comprehensive income                                          (29,106)           (29,101)
                                                                               -------------    ---------------
       Total stockholders' deficit                                                  (75,904)           (90,015)
                                                                               -------------    ---------------
       Total liabilities and stockholders' deficit                             $     118,281    $        81,671
                                                                               =============    ===============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        (in thousands, except share data)
                                   (unaudited)

                                                            Three months ended                        Six months ended
                                                        --------------------------------     -------------------------------
                                                                 June 30,                                June 30,
                                                        --------------------------------     -------------------------------
                                                            1998               1997              1998              1997
                                                        --------------     -------------     -------------    --------------

Net sales                                               $       15,194     $      21,299     $      32,020     $      42,380

Cost of sales                                                    8,703            10,681            17,599            21,243
                                                        --------------     -------------     -------------     -------------
  Gross profit                                                   6,491            10,618            14,421            21,137

Selling and administrative                                       5,101             6,417            10,108            14,063

Research, development and engineering                            3,123             3,890             6,161             7,638

Royalty income                                                  (1,670)           (1,562)           (3,504)           (7,344)

Restructuring charges                                                -                 -             2,800                 -

Acquisition of in-process research and development               2,940                 -             2,940                 -
                                                        --------------     -------------     -------------     -------------
  Operating income (loss)                                       (3,003)            1,873            (4,084)            6,780


Interest expense                                                   913                23             1,575                54

Amortization of debt financing costs                                60                 -                97                 -

Interest income                                                   (899)             (735)           (1,736)            (1,513)

Other (income) expense, net                                          4                (3)               10                55
                                                        --------------     -------------     -------------     -------------
  Income (loss) before income taxes                             (3,081)            2,588            (4,030)            8,184

Provision for (benefit of) income taxes                         (4,792)              252            (9,834)              904
                                                        --------------     -------------     -------------     -------------
  Net income                                                     1,711             2,336             5,804             7,280
                                                        --------------     -------------     -------------     -------------
Other comprehensive income, net of tax:

  Foreign currency translation adjustments                         (75)               24                (5)              (32)
                                                        --------------     -------------     -------------     -------------
  Comprehensive income                                  $        1,636     $       2,360     $       5,799     $       7,248
                                                        ==============     =============     =============     =============

Basic income per share:

  Income per share                                      $         0.04     $        0.05     $        0.13     $        0.16
                                                        ==============     =============     =============     =============

Weighted average number of common shares outstanding        46,159,624        45,550,703        46,081,901        46,520,127
                                                        ==============     =============     =============     =============

Diluted income per share:

  Income per share                                      $         0.04     $        0.05     $        0.12     $        0.16
                                                        ==============     =============     =============     =============

Weighted average  number of common shares outstanding       47,226,284        46,492,495        46,847,880        46,580,934
                                                        ==============     =============     =============     =============


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        For the six months ended
                                                                        -------------------------
                                                                         June 30,       June 30,
                                                                           1998           1997
                                                                        ----------     ----------

Cash flows from operating activities:
   Net income                                                        $      5,804    $      7,280
   Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation, amortization and accretion                             1,017           1,068
       Acquisition of in-process research and development                   2,940               -
       Net increase in notes receivable                                         -            (426)
       Net increase in accounts receivable                                 (2,577)            (10)
       Net increase in inventories                                         (5,028)         (3,642)
       Net decrease in long-term receivable                                     8             132
       Net decrease in other assets                                             3             430
       Net increase in accounts payable                                     1,126             613
       Net decrease in accrued liabilities and
         income taxes payable                                              (2,151)         (3,474)
       Net decrease in other non-current obligations                      (11,242)         (3,076)
       Net increase (decrease) in accrued restructuring costs               1,285            (919)
                                                                     -------------   -------------
          Net cash used in operating activities                            (8,815)         (2,024)
                                                                     -------------   -------------

Cash flows from investing activities:
   Purchase of company, net of cash acquired                                 (331)              -
   Purchases of short-term investments                                    (61,306)        (42,953)
   Proceeds received on the maturity of short-term investments             21,239          39,890
   Proceeds from sale of short-term investments                             6,689               -
   Additions to property, plant and equipment                              (1,472)           (719)
   Deferred gain on sale of assets                                           (407)           (407)
                                                                     -------------   -------------
          Net cash used in investing activities                           (35,588)         (4,189)
                                                                     -------------   -------------

Cash flows from financing activities:
   Borrowings under working capital facilities                             18,132          27,235
   Repayments under working capital facilities                            (17,762)        (27,664)
   Issuance of senior notes and warrants                                   30,000               -
   Debt financing costs                                                    (1,169)              -
   Proceeds from issuance of common stock                                     136             359
          Net cash provided by (used in) financing activities              29,337             (70)
                                                                     -------------   -------------
Effect of exchange rates on cash                                              (27)           (210)
                                                                     -------------   -------------
          Net decrease in cash and cash equivalents                       (15,093)         (6,493)
Cash and cash equivalents, beginning of period                             24,076          13,410
                                                                     -------------   -------------
Cash and cash equivalents, end of period                             $      8,983    $      6,917
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

         On June 30, 1998 Ampex acquired MicroNet Technology, Inc. ("MicroNet"). MicroNet designs and manufactures high-performance disk arrays for the use in digital image applications, primarily digital pre-press and video. The Consolidated Balance Sheet includes the acquired value of assets and liabilities of MicroNet as more fully described in Note 11. The Consolidated Statements of Operations and Comprehensive Income include a one-time, $2.9 million charge in the second quarter of 1998 for acquired in-process research and development related to MicroNet, but since the acquisition was completed late in the second quarter, none of MicroNet's operating results for the periods ended June 30, 1998 have been included because they are not material to operations.

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

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Three months ended         Six months ended
                                                                  -----------------------     ---------------------
                                                                   June 30,      June 30,      June 30,    June 30,
                                                                     1998          1997          1998        1997
                                                                  ---------     ---------     ---------   ---------

Numerator - Basic

     Net income...............................................    $   1,711     $  2,336     $  5,804     $   7,280
                                                                  =========     ========     ========     =========

Denominator - Basic

     Weighted average common stock outstanding................       46,160       45,551       46,082        45,520
                                                                  ---------     --------     --------     ---------

Basic income per share........................................    $    0.04     $   0.05     $   0.13     $   0.16
                                                                  =========     ========     ========     ========


Numerator - Diluted

     Net income...............................................    $   1,711     $  2,336     $  5,804     $   7,280
                                                                  =========     ========     ========     =========

Denominator - Diluted

     Weighted average common stock outstanding................       46,160       45,551       46,082        45,520
     Contingent shares due to acquisition.....................           40            -           20             -
     Effect of dilutive securities:
         Stock options........................................          268          942          307         1,061
         Redeemable preferred stock...........................          576            -          288             -
         Convertible preferred stock..........................          164            -           82             -
         Warrants.............................................           18            -           69             -
                                                                  ---------     --------     --------     ---------
                                                                     47,226       46,493       46,848        46,581
                                                                  ---------     --------     --------     ---------

Diluted income per share......................................    $    0.04     $   0.05     $   0.12     $   0.16
                                                                  =========     ========     ========     ========


         In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock. Such shares are held in escrow subject to completion of an audit of the closing balance sheet but have been included in the computation of diluted weighted average common stock outstanding only from June 30, 1998. See Note 11.

         In connection with the redemption of the 8% Noncumulative Preferred Stock, the Company issued 3,000,000 shares of Common Stock and $20,000,000 face amount of Convertible Preferred Stock which may be converted into 5,000,000 shares of Common Stock at a price of $4.00 per share. The 3,000,000 common shares have been included in the computation of weighted average common stock outstanding only for three days of the fiscal quarter ended June 30, 1998. The 5,000,000 shares potentially issuable on conversion of Convertible Preferred Stock have been included in the computation of diluted weighted average common stock outstanding only for such three day period.
See Note 7.

         As more fully described in Note 7, the Company is obligated to redeem the Redeemable Preferred Stock in quarterly installments over a 10-year period beginning June 1999. The Company at its election may make redemption payments in shares of Common Stock or in cash, subject to certain statutory requirements. The computation of diluted weighted average common stock outstanding included 17,487,200 potentially diluted common shares assuming that the Redeemable Preferred Stock is fully redeemed in Common Stock for three days of the fiscal quarter ended June 30, 1998. Accordingly, their issuance did not have a material effect on diluted income per common share for the periods ended June 30, 1998. The Company intends to adopt a policy on the proportion of redemption payments to be made in cash and Common Stock effective in the third quarter of 1998.

         Stock options to purchase 1,440,050 shares of common stock at prices ranging from $2.38 to $10.50 per share were outstanding at June 30, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         Stock options to purchase 432,250 shares of common stock at prices ranging from $6.44 to $10.50 per share were outstanding at June 30, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.



Note 4 -- Supplemental Schedule of Cash Flow Information

                                                                            Six months ended
                                                                   ----------------------------------
                                                                      June 30,            June 30,
                                                                        1998                1997
                                                                   --------------      --------------
                                                                            (in thousands)

         Cash payments (net of refunds received) were as follows:

     Interest.............................................        $            25       $          54
     Income taxes paid....................................                    477                 988

         Non-cash transactions were as follows:

     Issuance of common stock to acquire MicroNet.........                  1,224                   -










Note 5 -- Inventories
                                                                  June 30,           December 31,
                                                                    1998                 1997
                                                              ---------------       -------------
                                                                          (in thousands)

     Raw materials........................................    $        10,136       $       6,686
     Work in process......................................              6,924               5,424
     Finished goods.......................................              5,647               4,270
                                                              ---------------       -------------
         Total............................................    $        22,707       $      16,380
                                                              ===============       =============

         Raw materials at June 30, 1998 include $1.3 million related to inventory in connection with the MicroNet acquisition.

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

Note 7 -- Preferred Stock

         As of December 31, 1997, the Company became required to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock with an aggregate liquidation value of $70.0 million (the "Old Preferred Stock"), to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities) at the redemption price of $1,000 per share. Effective in the second quarter of 1998, the Company completed the

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


redemption of the Old Preferred  Stock in exchange for the following  securities
(a) 3,000,000 shares of its Class A Common Stock, par value $0.01 per share (the "Class A Stock"); (b) 10,000 shares of a new series of 8% Noncumulative Convertible Preferred Stock, par value $1.00, with an aggregate liquidation value of $20.0 million (the "Convertible Preferred Stock"); and (c) 21,859 shares of a new series of 8% Noncumulative Redeemable Preferred Stock, par value $1.00 per share, with an aggregate liquidation value of $43.7 million (the "Redeemable Preferred Stock").

         Each share of Convertible Preferred Stock and Redeemable Preferred Stock (together, the "New Preferred Stock") will entitle the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, into 500 shares of Class A Stock, at a conversion price of $4.00 per share, subject to adjustment under certain circumstances. Beginning in June 2001, the Company will become obligated to redeem the Convertible Preferred Stock in quarterly installments through March 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through December 2008. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and may at its election make optional or mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The issuance of Common Stock upon conversion or redemption of the New Preferred Stock could have a significant dilutive effect on the equity interests of the Common Stockholders in future periods. See Note 3.

Note 8 -- Income Taxes

         In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second quarter of 1998, the Company reversed $4.9 million previously reserved in connection with the ongoing liquidation of its subsidiary in Italy. The provisions for income taxes in the three-month and six-month periods ended June 30,1997 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal taxes in the first six months of 1998 and 1997 because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

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

Note 9 -- Accumulated Other Comprehensive Income

         The  balances  of  each   classification   within   accumulated   other
comprehensive income are as follows:

                                                                             Minimum           Accumulated
                                                         Foreign             Pension              Other
                                                        Currency            Liability         Comprehensive
                                                          Items            Adjustment            Income
                                                     --------------      -------------       --------------
                                                                         (in thousands)

     December 31, 1997.........................      $         507       $    (29,608)       $     (29,101)
     Year-to-date change.......................                 (5)                 -                   (5)
                                                     --------------      -------------       --------------
     June 30, 1998.............................      $         502       $    (29,608)       $     (29,106)
                                                     ==============      =============       ==============

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

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - MicroNet Acquisition

         During the second quarter of 1998, the Company completed the acquisition of MicroNet, (the "MicroNet Acquisition"). The MicroNet Acquisition has been accounted for as a purchase, effective as of June 30, 1998, and the Company has been managing the affairs of MicroNet since that date. In connection with the MicroNet Acquisition, the Company has issued 720,000 shares of its Common Stock to MicroNet's shareholders, and has acquired MicroNet subject to MicroNet preferred stock valued at approximately $1.0 million, notes payable of $5.4 million and other liabilities estimated at approximately $4.1 million. Assets acquired consisted of $3.8 million of current assets, $0.4 million of plant and equipment and $2.9 million of in-process research and development and other intangibles of $4.0 million. The Company has charged operations in the second quarter of 1998 with the acquired in-process research and development and intends to amortize intangibles on a straight-line basis over 8 years. The shares of Common Stock and MicroNet preferred stock are being held in escrow pending completion of the closing date balance sheet and the resolution of other contingencies.

          Pro forma combined results of operations of the Company and MicroNet as if the acquisition had been completed at the beginning of the periods presented are as follows:

                                                                Year ended                Six months ended
                                                             December 31, 1997             June 30, 1998
                                                             -----------------           -------------------

     Net sales.........................................      $          112,537          $            43,373
     Income (loss) before income taxes.................      $            2,463          $            (5,422)
     Net income........................................      $              956          $             4,412
     Income per share
         Basic.........................................      $             0.02          $              0.10
         Diluted.......................................      $             0.02          $              0.09

         Pro forma operating results for the year ended December 31, 1997 exclude the one-time charge to operations for acquired in-process research and development which was charged against historical operating results for the six months ended June 30, 1998. Pro forma operating results for all periods include an adjustment to record goodwill amortization.

Note 12 -- Subsequent Event

         On July 17, 1998, the Company issued $14.0 million additional 12% Senior Notes due March 15, 2003 pursuant to the terms of the indenture. See Note 10.

        This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: potential inaccuracy of future sales and expense forecasts; effects of increased inventories; potential inability of the Company to execute its acquisition, investment, licensing and other strategies; potential inability of the Company to integrate acquired businesses, including the business of MicroNet Technology, Inc.; industry conditions; declining sales to the government; declining sales of professional video products; the development of application software for its 19-millimeter products; effects of the Company's relocation of its DCRsi? manufacturing facilities to its Colorado Springs facility; possible future issuances of debt or equity securities; and potential dilution of current stockholders' equity; and the Company's liquidity and anticipated interest expenses. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. IN ASSESSING FORWARD- LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries (collectively, "Ampex" or the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1997 Form 10-K"), and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Results of Operations for the Three Months and Six Months Ended
June 30, 1998 and 1997

        Net Sales. Net sales declined by 28.7% to $15.2 million in the second quarter of 1998 from $21.3 million in the second quarter of 1997, and by 24.4% to $32.0 million in the first six months of 1998 from $42.4 million in the first six months of 1997. This decrease was due to a decline in shipments of instrumentation recorders and television products, offset by increased sales of 19-millimeter data storage products. See "Mass Data Storage Products and Instrumentation Recorders," below. The Company's backlog of firm orders was $6.9 million at December 31, 1997, declined to $4.8 million at March 31, 1998 and increased to $5.8 million at June 30, 1998. The Company typically operates with low levels of backlog, requiring it to obtain most of each period's orders in the same period that they must be shipped to customers. Historically, a small number of large orders, particularly for instrumentation products, have significantly impacted sales levels. In the first six months of 1998, the Company responded to proposals for such products on several large programs that have not yet been awarded. Any increase in sales of instrumentation products in future periods will depend to a large extent on whether such programs actually proceed and, if so, in which periods. As previously reported, the Company intends to increase net sales by introducing new products and by acquiring new businesses and making investments in companies. As of June 30, 1998, the Company completed the acquisition of MicroNet Technology, Inc. ("MicroNet"), a manufacturer of disk arrays and network attached storage products for image-based markets, including the video and commercial pre-press markets. Because of the risks and uncertainties inherent in making acquisitions and investments, there can be no assurance that the Company will successfully be able to integrate MicroNet's business or complete any other acquisitions or investments or that the Company will realize any financial benefit therefrom. Management believes that sales in the second half of the year, excluding sales of MicroNet, will continue to be negatively affected by the factors discussed below. Accordingly, the Company intends to control expenses to minimize the impact on the Company's results of operations.

        Mass Data Storage Products and Instrumentation Recorders. Sales of mass data storage products and instrumentation recorders and related after-market products totaled $12.3 million for the second quarter of 1998 and $25.8 million for the first half of 1998, and declined from the comparable periods in 1997 when sales of such products totaled $17.5 million and $34.4 million, respectively. This is due to a decline in sales of instrumentation products. A significant portion of the Company's instrumentation product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of the Company's DST? and DIS? products increased slightly in the first six-month period of 1998, compared to the comparable period of 1997. Broader acceptance of the Company's DST products in its target markets will depend significantly on the integration and vendor support of third party application software, factors which are not within the Company's control and which, if delayed, may adversely affect DST product sales in future quarters.

        Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decrease to $2.9 million in the second quarter of 1998 from $3.8 million in the second quarter of 1997, and to $6.2 million in the first half of 1998 from $7.9 million in the first half of 1997. The Company's DCT? digital products were designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. Accordingly, the Company anticipates that sales of its professional video products and related after-market products will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them.

        Gross Profit. Gross profit as a percentage of net sales decreased to 42.7% in the second quarter of 1998 from 49.9% in the second quarter of 1997, and to 45.0% in the first six months of 1998 from 49.9% in the first six months of 1997. The decline in gross profit margin results from lower percentage of sales of the Company's instrumentation products, and overall decline in sales volume that resulted in lower absorption of fixed manufacturing costs.

        Selling and Administrative Expenses. Selling and administrative expenses decreased to $5.1 million in the second quarter of 1998 from $6.4 million in the second quarter of 1997, and to $10.1 million in the first half of 1998 from $14.1 million in the first half of 1997. This decline is a result of reduced patent infringement litigation expenses, as well as continued implementation of cost controls. The Company incurred $0.3 million of patent infringement litigation expenses in the first and second quarter of 1998, compared to $1.9 million and $1.7 million of such expenses in the first and second quarters of 1997.

        Research, Development and Engineering Expenses. Research, development and engineering expenses decreased to $3.1 million in the second quarter of 1998 from $3.9 million in the second quarter of 1997, and decreased to $6.2 million in the first half of 1998 from $7.6 million in the first half of 1997. Reduced expense levels are largely attributable to the Company's keepered media development program, which was substantially completed in 1997. The Company is committed to investing in research, development and engineering programs at levels that management believes can be supported by current sales levels.

        Acquisition of In-process Research and Development. In connection with the acquisition of MicroNet, the independent appraisal of the in-process research and development resulted in the recording of a one-time $2.9 million charge in the second quarter of 1998.

        Royalty Income. Royalty income was $1.7 million and $1.6 million in the second quarters of 1998 and 1997, respectively and $3.5 million and $7.3 million in the first half of 1998 and 1997, respectively. The decline in royalty income of $3.8 million resulted from Company receipts of approximately $3.7 million in the first half of 1997 from nonrecurring royalties resulting from a negotiated settlement related to sales of products by the manufacturer prior to the negotiation of a license from the Company. The Company did not receive any nonrecurring royalty payments in the first half of 1998. The Company is currently assessing whether its patented technology is being used by manufacturers of video games, DVD recorders and digital television receivers. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers.

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

        Restructuring Charges (Credits). The Company did not record any restructuring charges or credits in the second quarter of 1998 and recorded a restructuring charge of $2.8 million in the first quarter of 1998. The Company did not record any restructuring charges or credits in the first half of 1997. The charge of $2.8 million in the first six months of 1998 was incurred in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility, and from a concurrent workforce reduction. The relocation is expected to reduce operating costs by up to $5.0 million annually. These savings may be offset in whole or in part by increases in marketing expenses or other factors. The Company expects to implement the relocation in various phases throughout the remainder of 1998.

        Operating Income (Loss). The Company incurred an operating loss of $3.0 million in the second quarter of 1998, and reported operating income of $1.9 million in the second quarter of 1997. The operating loss was primarily due to a charge of $2.9 million for acquired in-process research and development pertaining to the MicroNet acquisition and to the decline in sales which was offset, in part, by expense reductions. The Company generated an operating loss of $4.1 million in the first half of 1998, and reported operating income of $6.8 million in the first half of 1997. The decline in operating income in the first six months of 1998 resulted from a reduction in nonrecurring royalty income of $3.7 million, a charge of $2.9 million for acquired in-process research and development and a provision for restructuring of $2.8 million. In addition, in the first six months of 1998, operating income was negatively affected by a decline in net sales, offset by reduced patent infringement litigation and other operating expenses from 1997 levels.

        Interest Expense. Interest expense increased between the comparison periods due to the issuance of the Company's outstanding 12% Senior Notes due 2003 (the "12% Senior Notes"), the first of which were issued in January 1998. See "Liquidity and Capital Resources -- Financing Transactions" and Note 10 of Notes to Unaudited Consolidated Financial Statements.

        Interest Income. Interest income increased slightly between the comparison periods, resulting primarily from higher cash balances due to the proceeds of the 12% Senior Notes in the first half of 1998, offset in part by the prepayment of notes issued to the Company in connection with the 1996 sale of the Company's Redwood City property.

        Other Expense, Net. Other expense, net, in both periods consisted primarily of foreign currency transaction gains and losses.

        Provision for Income Taxes. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second quarter of 1998, the Company reversed $4.9 million previously reserved in connection with the ongoing liquidation of its subsidiary in Italy. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic tax timing differences and operating losses, if any, are not deductible in computing such foreign taxes. The provision for income taxes in the first half of 1997 consisted primarily of foreign income taxes and withholding taxes on royalty income.

        Net Income. The Company reported net income of $5.8 million in the first half of 1998 compared to $7.3 million in the first half of 1997, primarily as a result of the factors discussed above under "Operating Income (Loss)" and "Provision for Income Taxes."

Liquidity and Capital Resources

        Cash Flow. At June 30, 1998, the Company had cash and short-term investments of $60.0 million and working capital of $65.6 million. At December 31, 1997, the Company had cash and short-term investments of $41.8 million and working capital of $44.6 million. The increases in the 1998 period reflect the receipt of approximately $28.8 million of net proceeds from the Company's January 1998 issuance of its 12% Senior Notes. Major items impacting net income in 1998, which did not generate or use cash included a $5.2 million favorable settlement of disputed state income taxes, $4.9 million favorable resolution of prior years' foreign contingencies and the recording of $2.9 million for acquired in-process research and development as a result of the acquisition of MicroNet. The Company's operating activities utilized cash of $8.8 million during the first half of 1998 and utilized cash of $2.0 million during the first half of 1997. The Company has increased its inventories by $5.0 million, excluding the inventory of $1.3 million acquired through the MicroNet purchase, over year-end 1997 levels, primarily in anticipation of disruptions that may result from the phased relocation during 1998 of a portion of its DCRsi manufacturing operations to its Colorado Springs facility. The Company expects that 1998 inventory levels will remain higher than in 1997 periods until this relocation has been completed. Any increased investment in inventories may expose the Company to an increased risk of inventory write-offs in future periods. In addition, the Company's accounts receivable balance, excluding the receivable balance of $1.8 million acquired through the MicroNet purchase, increased by $2.6 million during the first half of 1998, due primarily to sales to government agencies in the United Kingdom and Germany, which are not due for payment until the third and fourth quarter of 1998.

        The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2000. At June 30, 1998, the Company had borrowings outstanding of 0.8 million and had letters of credit issued against the facility totaling $2.3 million.

        Financing Transactions. As at December 31, 1997, the Company became required to redeem the 69,970 outstanding shares of its 8% Noncumulative
Preferred Stock with an aggregate liquidation value of $70.0 million (the "Old Preferred Stock"), to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities) at the redemption price of $1,000 per share. Pursuant to an agreement in the second quarter of 1998, the Company completed the redemption of the Old Preferred Stock in exchange for the following securities (a) 3,000,000 shares of its Class A Common Stock, par value $0.01 per share (the "Class A Stock"); (b) 10,000 shares of a new series of 8% Noncumulative Convertible Preferred Stock, par value $1.00, with an aggregate liquidation value of $20.0 million (the "Convertible Preferred Stock"); and (c) 21,859 shares of a new series of 8% Noncumulative Redeemable Preferred Stock, par value $1.00 per share, with an aggregate liquidation value of $43.7 million (the "Redeemable Preferred Stock").

         Each share of Convertible Preferred Stock and Redeemable Preferred Stock (together, the "New Stock") will entitle the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Class A Stock, subject to adjustment under certain circumstances. Beginning in June 2001, the Company will become obligated to redeem the Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and will have the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company has not adopted a policy with respect to the proportion of the Redeemable Preferred Stock that may be redeemed in shares or in cash. Pending adoption of such a policy, the Company has included 17.5 million shares of Common Stock in the calculation of its diluted income per common share on an "if converted" basis in accordance with SFAS 128. However, such shares were included only for a three-day period in the fiscal quarter ended June 30, 1998 and their effect on diluted income per share was not material. At present, management believes that the Company may redeem a significant portion of the Redeemable Preferred Stock for cash, and the balance for Common Stock at future market prices (but not less than $2.50 per share). The Company expects to adopt a policy with respect to such redemption in the third quarter of 1998. Diluted income per share will be calculated on the basis of this policy and the current market price of the Company's common stock, which could have a material effect on diluted income per share in future periods. See Note 3 and 7 of Notes to Unaudited Consolidated Financial Statements.

        In January 1998, the Company issued $30.0 million of its 12% Senior Notes, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. Subsequent to the end of the second quarter of 1998, the Company issued an additional $14.0 million of 12% Senior Notes. As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. A portion of the net proceeds of the offering have been invested to repay short-term debt and trade accounts payable of MicroNet, and the balance has been invested in short-term government securities. The yield on short-term investments is substantially lower than the interest charges on the 12% Senior Notes. The Company has wide discretion as to how the proceeds may be invested, including for acquisitions of and investments in new businesses. Any such investments or acquisitions, if made, are not expected to pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. The Indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

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

        Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 1998, the Company had an accrued liability of $2.0 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued for any contingent liabilities it may incur with respect to the former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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



Item 2.         Changes in Securities and Use of Proceeds

        Not applicable.

Item 3.         Defaults Upon Senior Securities

        Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

        On May 15, 1998, the Company held its Annual Meeting of Stockholders. The stockholders elected Edward J. Bramson and William A. Stoltzfus, Jr. as the Class I directors. Mr. Bramson received 39,182,780 votes in favor of his election, with 1,135,067 votes withheld and no broker nonvotes. Mr. Stoltzfus received 39,209,784 votes in favor of his election, with 1,108,063 votes withheld and no broker nonvotes. The stockholders also ratified the appointment of PricewaterhouseCoopers L.L.P. as the Company's independent public accountants for the fiscal 1998 with 39,842,409 votes in favor, 324,033 votes opposed, 151,405 votes abstaining, and no broker nonvotes.

Item 5.         Other Information

        Not applicable.

Item 6(a).      Exhibits

        The  Exhibits  to this  Quarterly  Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b).      Reports on Form 8-K

        1. The Company filed a Current Report on Form 8-K on or about July 15, 1998 to report, pursuant to Item 5 of Form 8-K, the redemption of its 8% Noncumulative Preferred Stock in exchange for securities of the Company.

        2. The Company filed a Current Report on Form 8-K on or about July 30, 1998 to report, pursuant to Items 2 and 5, respectively, of Form 8-K, the acquisition of MicroNet Technology, Inc. and the issuance of $14,000,000 principal amount of additional 12% Senior Notes due 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMPEX CORPORATION


Date:  August 14, 1998               /s/ EDWARD J. BRAMSON
                                     Edward J. Bramson
                                     Chairman and Chief Executive Officer



Date:  August 14, 1998               /s/ CRAIG L. McKIBBEN
                                     Craig L. McKibben
                                     Vice President, Chief Financial Officer and
                                     Treasurer

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                                 JUNE 30, 1998

                                 EXHIBIT INDEX


Exhibit
Number    Description
-------   -----------


1.1 Purchase Agreement, dated July 17, 1998, between the Registrant and First Albany Corporation, as Initial Purchaser, relating to the Company's 12% Senior Notes due 2003 (filed as Exhibit 1.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

3.1 Certificate of Designations, Preferences and Rights of the Registrant's 8% Noncumulative Convertible Preferred Stock and 8% Noncumulative Redeemable Preferred Stock, as filed with the Secretary of Delaware on July 2, 1998. (filed as Exhibit 3.1 to the Company's Form 8-K filed on July 15, 1998 and incorporated herein by reference).

4.1 Exchange Agreement for 8% Noncumulative Preferred Stock, dated as of June 22, 1998, among the Registrant and Holders named therein (filed as Exhibit 4.1 to the Company's Form 8-K filed on July 15, 1998 and incorporated herein by reference).

4.2 First Amendment to Indenture, dated as of July 2, 1998, between the Registrant and IBJ Schroder Bank & Trust Company, as trustee (filed as
          Exhibit 4.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.3 Exchange and Registration Rights Agreement, dated as of July 2, 1998, between the Registrant and the Initial Purchaser (filed as Exhibit 4.2 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.4 Acquisition Agreement, dated as of June 24, 1998, among the Registrant Ampex Holdings Corporation ("Holdings") and the several selling shareholders named therein ("Sellers") (filed as Exhibit 4.3 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.5 Supplement to Acquisition Agreement, dated June 30, 1998, among the Registrant, Holdings and the Sellers (filed as Exhibit 4.4 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.6 Second Supplement to Acquisition Agreement, dated July 16, 1998, among the Registrant, Holdings and the Sellers (filed as Exhibit 4.5 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

27.1*     Financial Data Schedule.

*Filed herewith.