Form 10-Q
period 1998-09-30
AMPEX CORP /DE/
filed 1998-11-13
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


As of October 15, 1998, the aggregate number of outstanding shares of the Registrants Class A Common Stock, $.01 par value, was 49,782,547. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                        Quarter Ended September 30, 1998

                                     INDEX
                                                                           Page
                                                                           ----

PART I -- FINANCIAL INFORMATION.............................................. 2

Item 1. Financial Statements................................................. 2

            Consolidated Balance Sheets (unaudited) at September 30, 1998 and
            December 31, 1997................................................ 3

            Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 1998 and 1997... 4

            Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1998 and 1997......................... 5

            Notes to Unaudited Consolidated Financial Statements............. 6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................... 12

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings................................................... 19

Item 2. Changes in Securities and Use of Proceeds........................... 20

Item 3. Defaults Upon Senior Securities..................................... 20

Item 4. Submission of Matters to a Vote of Security Holders................. 20

Item 5. Other Information................................................... 20

Item 6(a).      Exhibits.................................................... 20

Item 6(b).      Reports on Form 8-K......................................... 21

Signatures      ............................................................ 22

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                         September 30,    December 31,
                                                                              1998             1997
                                                                          -----------      -----------


ASSETS
Current assets:
    Cash and cash equivalents                                            $   7,703             24,076
    Shortterm investments                                                   53,537             17,685
    Accounts receivable (net of allowances of $2,114 and $1,484)            17,492             13,246
    Inventories                                                             20,676             16,380
    Other current assets                                                     1,394              1,347
                                                                          --------             ------
       Total current assets                                                100,802             72,734

Property, plant and equipment                                                9,882              8,892
Intangible assets, net                                                       4,599                  -
Other assets                                                                 1,842                 45
                                                                         ---------           --------
       Total assets                                                      $ 117,125           $ 81,671
                                                                         =========           ========


LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Notes payable                                                        $     365           $   933
    Accounts payable                                                         5,561             5,173
    Income taxes payable                                                       334               373
    Accrued restructuring costs                                              3,088             1,706
    Other accrued liabilities                                               17,219            19,942
                                                                         ---------           -------
       Total current liabilities                                            26,567            28,127

Long-term debt                                                              44,590                 2
Other liabilities                                                           52,826            70,708
Deferred income taxes                                                        1,236             1,267
Accrued restructuring costs                                                    980             1,612
                                                                         ---------           -------
       Total liabilities                                                   126,199           101,716
                                                                         ---------           -------

Commitments and contingencies (Note  6)

Redeemable preferred of subsidiary                                           1,045                 -

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares 1998 and 1997
    Issued and outstanding  none 1998; 69,970 shares 1997                        -            69,970

Redeemable preferred stock, $2,000 liquidation value:
    Authorized: 21,859 shares 1998 and none 1997
    Issued and outstanding  21,859 shares 1998; none 1997                   43,718                 -

Convertible preferred stock, $2,000 liquidation value:
    Authorized: 10,000 shares 1998 and none 1997
    Issued and outstanding  10,000 shares 1998; none 1997                   20,000                 -

Stockholders' deficit:
    Preferred stock, $1.00 par value:
    Authorized: 898,171 shares 1998 and 1997
    Issued and outstanding  none 1998 and 1997                                  -                  -
Common stock, $.01 par value:
       Class A:
          Authorized:  125,000,000 shares 1998 and 1997
          Issued and outstanding  49,782,547 shares 1998;
          45,936,707 shares 1997                                                498              459
      Class C:
          Authorized: 50,000,000 shares 1998 and 1997
          Issued and outstanding  none 1998 and 1997                              -                -
    Other additional capital                                                391,880          383,513
    Note receivable from stockholder                                         (4,994)          (4,818)
    Accumulated deficit                                                    (432,039)        (440,068)
    Accumulated other comprehensive income                                  (29,182)         (29,101)
                                                                       ------------      -----------
       Total stockholders' deficit                                          (73,837)         (90,015)
                                                                       ------------      -----------
       Total liabilities and stockholders' deficit                     $    117,125      $     81,671
                                                                       ============      ============


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        (in thousands, except share data)
                                   (unaudited)


                                                                  Three months ended                      Nine months ended
                                                                     September 30,                         September 30,
                                                                     1998             1997               1998            1997
                                                                 -----------     ----------         -----------       ---------

    Net sales                                                  $   16,001       $    18,182         $   48,021       $  60,562
    Cost of sales                                                  10,624             9,950             28,223          31,193
                                                               -----------      -----------         -----------      ----------
      Gross profit                                                  5,377             8,232             19,798           29,369
    Selling and administrative                                      7,011             5,043             17,119           19,106
    Research, development and engineering                           2,899             3,841              9,060           11,479
    Royalty income                                                (2,234)           (1,786)            (5,738)          (9,130)
    Restructuring charges (credits)                                 (274)             (950)              2,526            (950)
    Acquisition of in-process research and development                  -                 -              2,940                -
                                                               -----------      -----------         -----------      ----------
 Operating income (loss)                                          (2,025)            2,084              (6,109)           8,864

    Interest expense                                                1,393                19              2,968               73
    Amortization of debt financing costs                              133                 -                230                -
    Interest income                                                 (836)             (733)            (2,572)          (2,246)
    Other (income) expense, net                                         4               (2)                 14               53
                                                               -----------      -----------         -----------      ----------
      Income (loss) before income taxes                           (2,719)             2,800            (6,749)           10,984

    Provision for (benefit of) income taxes                       (4,944)               196           (14,778)            1,100
                                                               -----------      -----------         -----------      ----------
      Net income                                                    2,225             2,604              8,029            9,884
                                                               -----------      -----------         -----------      ----------

    Other comprehensive income, net of tax:
      Foreign currency translation adjustments                       (76)                24               (81)              (8)
                                                               -----------      -----------         -----------      ----------
      Comprehensive income                                     $    2,149       $     2,628         $    7,948       $    9,876
                                                               ===========      ===========         ===========      ==========

    Basic income per share :
      Income per share                                         $     0.05       $      0.06         $      0.17      $      0.22
                                                               ===========      ===========         ===========      ===========
   Weighted average number of common shares outstanding         49,062,547       45,588,498          47,075,450       45,542,917
                                                               ===========      ===========         ===========      ===========
    Diluted income per share :
      Income per share                                         $     0.04       $      0.06         $      0.16       $     0.21
                                                               ===========      ===========         ===========       ==========
    Weighted average  number of common shares outstanding       59,782,547       46,368,024          50,976,537       46,509,963
                                                               ===========      ===========         ===========       ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                           For the nine months ended
                                                                      September 30,       September 30,
                                                                          1998                 1997
                                                                      ------------         -------------
Cash flows from operating activities:
   Net income                                                            $    8,029       $    7,280
   Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation, amortization and accretion                               1,885            1,068
       Acquisition of in-process research and development                     2,940                -
       Loss on disposal of assets                                               450                -
       Net increase in notes receivable                                           -            (426)
       Net increase in accounts receivable                                  (2,587)             (10)
       Net increase in inventories                                          (3,757)          (3,642)
       Net decrease in long-term receivable                                       8              132
       Net decrease in other assets                                           1,557              430
       Net increase (decrease) in accounts payable                          (2,377)              613
       Net decrease in accrued liabilities and
         income taxes payable                                               (4,202)          (3,474)
       Net decrease in other non-current obligations                       (17,271)          (3,076)
       Net increase (decrease) in accrued restructuring costs                   751            (919)
                                                                      -------------    -------------
          Net cash used in operating activities                            (14,574)          (2,024)
                                                                      -------------    -------------
Cash flows from investing activities:
   Purchase of company, net of cash acquired                                  (331)                -
   Purchases of short-term investments                                     (70,632)         (42,953)
   Proceeds received on the maturity of short-term investments               22,791           39,890
   Proceeds from sale of short-term investments                              11,989                -
   Additions to property, plant and equipment                               (2,487)            (719)
   Deferred gain on sale of assets                                            (611)            (407)
                                                                      -------------    -------------
          Net cash used in investing activities                            (39,281)          (4,189)
                                                                      -------------    -------------
Cash flows from financing activities:
   Borrowings under working capital facilities                               28,960           27,235
   Repayments under working capital facilities                             (33,741)         (27,664)
   Issuance of senior notes and warrants                                     44,000                -
   Financing costs                                                          (1,831)                -
   Proceeds from issuance of common stock                                       136              359
                                                                      -------------    -------------
          Net cash provided by (used in) financing activities                37,524             (70)
                                                                      -------------    -------------
Effect of exchange rates on cash                                               (42)            (210)
                                                                      -------------    -------------
          Net decrease in cash and cash equivalents                        (16,373)          (6,493)
Cash and cash equivalents, beginning of period                               24,076           13,410
                                                                      -------------    -------------
Cash and cash equivalents, end of period                              $       7,703    $       6,917
                                                                      =============    =============




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

          On June 30, 1998 Ampex acquired MicroNet Technology, Inc. ("MicroNet"). MicroNet designs and manufactures high-performance disk arrays for the use in digital image applications, primarily digital pre-press and video. The Consolidated Balance Sheet includes the acquired value of assets and liabilities of MicroNet as more fully described in Note 11. The Consolidated Statements of Operations and Comprehensive Income include a one-time, $2.9 million charge for acquired in-process research and development related to MicroNet.

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

          In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

777938.1

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                                                    Three months ended         Nine months ended
                                                                    ------------------         -----------------
                                                                  Sept 30,      Sept 30,     Sept 30,    Sept 30,
                                                                     1998         1997         1998         1997
                                                                     ----         ----         ----         ----
Numerator - Basic

     Net income...............................................    $2,225        $2,604       $8,029       $9,884
                                                                  ======        ======       ======       ======
Denominator - Basic

     Weighted average common stock outstanding................    49,063         45,588       47,075      45,543
                                                                  ------         ------       ------     -------

Basic income per share........................................    $  0.05       $   0.06     $   0.17     $ 0.22
                                                                  =======       ========     ========     ======
Numerator - Diluted

     Net income...............................................    $ 2,225       $  2,604     $  8,029     $9,884
                                                                  ========       ========    ========     ======
Denominator - Diluted

     Weighted average common stock outstanding................     49,063         45,588       47,075     45,543
     Contingent shares due to acquisition.....................        720            -            253        -
     Effect of dilutive securities:
         Stock options........................................         -            780          205         967
         Redeemable preferred stock...........................      5,000            -          1,722         -
         Convertible preferred stock..........................      5,000            -          1,722         -
                                                                    ------        ------       ------     ------
                                                                    59,783        46,368       50,977     46,510
                                                                    ------        ------       ------     ------

Diluted income per share......................................    $   0.04      $   0.06     $   0.16     $ 0.21
                                                                  ========       =======     ========     ======


     In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock. Such shares are held in escrow subject to completion of an audit of the closing balance sheet and resolution of certain contingencies but have been included in the computation of diluted weighted average common stock outstanding only from June 30, 1998. See Note 11.



Note 3 -- Income per Common Share (cont'd.)

     In connection with the redemption of the 8% Noncumulative Preferred Stock, the Company issued 3,000,000 shares of Common Stock and $20,000,000 face amount of Convertible Preferred Stock which may be converted into 5,000,000 shares of CommonStock at a price of $4.00 per share. The 3,000,000 common shares have been included in the computation of weighted average common stock outstanding. The 5,000,000 shares potentially issuable on conversion of Convertible Preferred Stock have been included in the computation of diluted weighted average common stock outstanding. See Note 7.

     As more fully described in Note 7, the Company is obligated to redeem the Redeemable Preferred Stock in quarterly installments over a 10-year period beginning June 1999. The Company at its election may make redemption payments in shares of Common Stock or in cash, subject to certain statutory requirements. In the third quarter of 1998, the Company adopted a policy on the proportion of redemption payments to be made in cash and in common stock, resulting in the anticipated issuance of 5,000,000 shares over the 10-year redemption period. Accordingly, such shares have been included in the computation of diluted weighted average common stock outstanding used for financial reporting purposes. If the Company was to make all redemption payments in common

777938.1

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


stock, an additional 12,487,200 shares of common stock would be issued, based on the floor conversion price, over the number of common shares included in the diluted income per share computation, and diluted income per share for the three and nine-month periods ended September 30, 1998 would be $0.03 and $0.15, respectively.

     Stock options to purchase 2,449,327 shares of common stock at prices ranging from $1.50 to $10.50 per share were outstanding at September 30, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

     Stock options to purchase 909,841 shares of common stock at prices ranging from $5.75 to $10.50 per share were outstanding at September 30, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

     Warrants to purchase 1,020,000 shares of common stock at a price of $2.25 per share were outstanding at September 30, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. There were no outstanding warrants at September 30, 1997.


Note 4 -- Supplemental Schedule of Cash Flow Information

                                                         Nine months ended
                                                  September 30,    September 30,
                                                      1998             1997
                                                  -------------    -------------
                                                         (in thousands)

   Cash payments (net of refunds received) were as follows:


Interest............................................. $   2,595      $    73
Income taxes paid....................................       693        1,443

         Non-cash transactions were as follows:

     Issuance of common stock to acquire MicroNet         1,224
     -




Note 5 -- Inventories
                                                 September 30,      December 31,
                                                     1998              1997
                                                 -------------      ------------
                                                          (in thousands)

Raw materials.................................  $    8,307            $    6,686
Work in process...............................       6,682                 5,424
Finished goods................................       5,687                 4,270
                                                ----------            ----------
    Total.....................................  $   20,676            $   16,380
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

777938.1

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 7 -- Preferred Stock

     As of December 31, 1997, the Company became required to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock with an aggregate liquidation value of $70.0 million (the "Old Preferred Stock"), to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities) at the redemption price of $1,000 per share. Effective in the second quarter of 1998, the Company completed the redemption of the Old Preferred Stock in exchange for the following securities (a) 3,000,000 shares of its Class A Common Stock, par value $0.01 per share (the "Class A Stock"); (b) 10,000 shares of a new series of 8% Noncumulative Convertible Preferred Stock, par value $1.00, with an aggregate liquidation value of $20.0 million (the "Convertible Preferred Stock"); and (c) 21,859 shares of a new series of 8% Noncumulative Redeemable Preferred Stock, par value $1.00 per share, with an aggregate liquidation value of $43.7 million (the "Redeemable Preferred Stock").

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

Note 8 -- Income Taxes

     In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company recognized a tax benefit of $4.9 and $5.2 million by eliminating previously established tax reserves from prior years as a result of the finalization of the liquidation of its subsidiary in Italy. The provisions for income taxes in the three-month and nine-month periods ended September 30,1997 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any provision for U.S. federal taxes in the first nine months of 1998 and 1997 because of certain timing differences in the recognition of expense for tax and financial reporting purposes.

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

Note 9 -- Accumulated Other Comprehensive Income

         The balances of each classification within accumulated other comprehensive income are as follows:

                                                     Minimum       Accumulated
                                       Foreign       Pension          Other
                                      Currency      Liability     Comprehensive
                                        Items      Adjustment        Income
                                      ---------    ----------     --------------
                                                  (in thousands)

   December 31, 1997...............  $   507       $  (29,608)    $   (29,101)
   Year-to-date change                   (81)               -             (81)
                                     _______       ___________    ____________
   September 30, 1998............... $   426       $  (29,608)    $   (29,182)
                                     =======       ===========    ============

777938.1

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 10 -- Senior Notes

     The Company issued $30.0 million in January 1998 and issued $14.0M in July 1998 of 12% Senior Notes due March 15, 2003. The January issuance included warrants to purchase 1,020,000 Common Shares. The warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. The warrants have been assigned a value of $0.8 million and charged to other additional capital and will be amortized to long-term debt over the term of the Notes. The indenture under which the Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

777938.1

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - MicroNet Acquisition

     During the second quarter of 1998, the Company completed the acquisition of MicroNet, (the "MicroNet Acquisition"). The MicroNet Acquisition has been accounted for as a purchase, effective as of June 30, 1998, and the Company has been managing the affairs of MicroNet since that date. In connection with the MicroNet Acquisition, the Company has issued 720,000 shares of its Common Stock, and has acquired MicroNet subject to MicroNet preferred stock valued at approximately $1.0 million, notes payable of $5.5 million and other liabilities estimated at approximately $4.3 million. Assets acquired consisted of $4.3 million of current assets, $0.4 million of plant and equipment and $2.9 million of in-process research and development and other intangibles of $4.7 million. The Company has charged operations in the second quarter of 1998 with the acquired in-process research and development and intends to amortize intangibles, including goodwill, on a straight-line basis over 8 years. The shares of Common Stock and MicroNet preferred stock are being held in escrow pending completion of the closing date balance sheet and the resolution of other contingencies.

     Pro forma combined results of operations of the Company and MicroNet as if the acquisition had been completed at the beginning of the periods presented are as follows:

                                             Year ended       Nine months ended
                                          December 31, 1997   September 30, 1998
                                          -----------------   ------------------


  Net sales...............................    $    112,537       $      59,182
  Income (loss) before income taxes.......    $      2,463       $      (5,321)
  Net income..............................    $        956       $       9,457
  Income per share
      Basic...............................    $       0.02       $        0.20
      Diluted.............................    $       0.02       $        0.19

     Pro forma  operating  results for the year ended  December 31, 1997 exclude the one-time charge to operations for acquired in-process research and development which was charged against historical operating results for the nine-month period ended September 30, 1998. Pro forma operating results for all periods include an adjustment to record goodwill amortization.

777938.1

     This Form 10-Q contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: declining sales to the government; declining sales of professional video products; potential inaccuracy of future sales and expense forecasts; effects of increased inventories; potential inability of the Company to execute its acquisition, investment, licensing and other strategies; potential inability of the Company to integrate acquired businesses, including the business of MicroNet Technology, Inc.; industry conditions; negotiation of definitive sales contracts with government agencies; future broadcast, cable and government market sales; the development of application software for its 19-millimeter products; effects of the Companys relocation of its DCRsi( manufacturing facilities to its
Colorado Springs facility; possible future issuances of debt or equity securities; and potential dilution of current stockholders equity interests; and the Companys liquidity; anticipated interest expenses and yields and risks on its invested funds. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Companys expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Companys other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. IN ASSESSING FORWARD-LOOKING STATEMENTS
CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries (collectively, Ampex or the Company) should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Managements Discussion and Analysis of Financial Condition and Results of Operations, included in the Companys Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (file no. 0-20292) (the 1997 Form 10-K), and its Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

Results of Operationsfor the Three Months and Nine Months Ended
September 30, 1998 and 1997

     Net Sales. Net sales declined by 12.1% to $16.0 million in the third quarter of 1998 from $18.2 million in the third quarter of 1997, and by 20.8% to $48.0 million in the first nine months of 1998 from $60.6 million in the first nine months of 1997. This decrease was due to a decline in shipments of instrumentation recorders and 19-millimeter data storage products, partially offset by the inclusion of sales by MicroNet Technology, Inc. ("MicroNet"), an acquisition completed as of June 30, 1998. See

777938.1

"Mass Data Storage Products, Instrumentation Recorders and MicroNet," below. The Companys backlog of firm orders was $3.3 million at September 30, 1998. The Company typically operates with low levels of backlog, requiring it to obtain most of each periods orders in the same period that they must be shipped to customers. Historically, a small number of large orders, particularly for instrumentation products, have significantly impacted sales levels. In the first nine months of 1998, the Company responded to proposals on several large programs that have not yet been awarded. However, the Company has recently received a letter of intent and a memorandum of understanding pertaining to two government programs (see Mass Data Storage Products and Instrumentation Recorders below). As previously reported, the Company intends to increase net sales by introducing new products and by acquiring new businesses and making investments in companies. Because of the risks and uncertainties inherent in making acquisitions and investments, there can be no assurance that the Company will successfully be able to integrate or complete any other acquisitions or investments or that the Company will realize any financial benefit therefrom. Management believes that sales in the remainder of the year will continue to be negatively affected by the factors discussed below. Accordingly, the Company intends to control expenses to minimize the impact on the Companys results of operations.

     Mass Data Storage Products and Instrumentation Recorders. Sales of mass data storage products and instrumentation recorders and related after-market products totaled $9.8 million for the third quarter of 1998 and $35.7 million for the first nine months of 1998, and declined from the comparable periods in 1997 when sales of such products totaled $13.6 million and $48.0 million, respectively. A significant portion of the Companys product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of the Companys DST( and DIS( products decreased in the first nine-month period of 1998, compared to the comparable period of 1997. Broader acceptance of the Companys DST products in its target markets will depend significantly on the integration and vendor support of third party application software, factors which are not within the Companys control and which, if delayed, may adversely affect DST product sales in future quarters. Additionally, to preserve competitiveness, the Company will be required to invest in improving the capabilities of its products. For example, the maximum capacity per cartridge of the initial DST tape drive was 165 gigabytes. The Company is currently delivering products with a maximum capacity of 330 gigabytes per cartridge (double density) and is accepting orders for future delivery of products with a maximum capacity of 660 gigabytes per cartridge (quadruple density).

     In October 1998, the Company received a memorandum of understanding for the purchase, subject to the exercise of certain customer options, of up to an estimated $18.4 million of DST double density and quadruple density storage systems for a government program on which the Company had previously submitted proposals. Separately, also in October 1998, the Company received a letter of intent relating primarily to the purchase of several of the Companys recently introduced DST 712 automated tape libraries for approximately $7.2 million for another government program. In both cases, deliveries would occur during the period 1999-2001. Sales of the above products are subject to the negotiation of definitive agreements and terms and conditions with the respective customers, and there can be no assurance that satisfactory contracts will be completed or that any firm orders will result.

     The Company continues to propose on additional domestic and foreign government programs. Additionally, the Company is experiencing an increase in proposal activity to customers in the broadcast and cable markets. Typically such proposals are part of larger capital projects, which involve risks or delays beyond the Companys control. Since such orders often are relatively large, the receipt or loss of a significant order can materially affect
quarterly  sales  and  results  of  operations.   Additionally,  larger

777938.1
programs frequently schedule deliveries of the Companys products over an extended period. The Company does not currently anticipate that such new large programs will generate material revenue in the fourth quarter of 1998.

     MicroNet Products. Since the end of the second fiscal quarter, the Company has included the operations of MicroNet, a manufacturer of disk arrays and network attached storage products for image-based markets, including the video and commercial pre-press markets. Sales for the third quarter of 1998 totaled $3.2 million. Subsequent to the acquisition, the Company has focused MicroNets sales and marketing efforts on its DataDock 7000(, a data storage product based upon redundant arrays of independent drives (RAID). The DataDock 7000 permits users to configure their disk drives to store up to 128 gigabytes of data. The addition of the DataDock 7000 complements Ampexs image-based storage products expertise by offering disk, as well as tape-based, storage solutions. The Company has begun to phase out lower-priced product lines which, in prior years, accounted for the majority of MicroNets sales. The Company is developing a new generation of disk arrays that offer substantially improved capacity, performance and features, such as fiber channel connectivity. These products are scheduled for shipment in the first half of 1999.

     Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decrease to $2.9 million in the third quarter of 1998 from $4.6 million in the third quarter of 1997, and to $9.1 million in the first nine months of 1998 from $12.5 million in the first nine months of 1997. The Companys discontinued analog and current DCT( digital products are designed for existing broadcast transmission standards. The Company anticipates that sales of such products and related after-market products will continue to decline due to the establishment of new digital standards. The Company has recently made material sales of DST mass data storage products to the broadcast and cable markets and has issued proposals to several additional customers. In addition to its direct sales programs, the Company is discussing strategic marketing relationships with certain manufacturers of broadcast servers. Management believes its DST mass data storage products will in future periods comprise the majority of its sales in the broadcast and cable markets.

     Gross Profit. Gross profit as a percentage of net sales decreased to 33.6% in the third quarter of 1998 from 45.3% in the third quarter of 1997, and to 41.2% in the first nine months of 1998 from 48.5% in the first nine months of 1997. The decline in gross profit margin results from the inclusion of MicroNet product sales that have lower margins than Ampex product sales, a lower proportion of instrumentation product sales which have higher gross profit margins than other sales, and an overall decline in sales volume that resulted in lower absorption of fixed manufacturing costs.

     Selling and Administrative Expenses. Selling and administrative expenses increased to $7.0 million in the third quarter of 1998 from $5.0 million in the third quarter of 1997, and decreased to $17.1 million in the first nine months of 1998 from $19.1 million in the first nine months of 1997. Expenses increased by $2.0 million in the third quarter of 1998 due to the inclusion of selling and administrative expenses of MicroNet in the consolidated results. Also an actuarial valuation of certain supplemental pension plans resulted in a charge of $0.9 million in the third quarter of 1998. The decline in the nine months of 1998 compared to the nine months of 1997 is a result of reduced patent infringement litigation expenses, as well as continued implementation of cost controls. The Company incurred $0.3 million of patent infringement litigation expenses in the first nine months of 1998, compared to $1.9 million, $1.7 million and $0.3 million of such expenses in the first, second and third quarters of 1997.

777938.1

     Research, Development and Engineering Expenses. Research, development and engineering expenses decreased to $2.9 million in the third quarter of 1998 from $3.8 million in the third quarter of 1997, and decreased to $9.1 million in the first nine months of 1998 from $11.5 million in the first nine months of 1997. Reduced expense levels are largely attributable to the Companys keepered media development program, which was substantially completed in 1997. The Company is committed to investing in research, development and engineering programs at levels that management believes can be supported by current sales levels.

     Acquisition of In-process Research and Development. In connection with the acquisition of MicroNet, the independent appraisal of the in-process research and development resulted in the recording of a one-time $2.9 million charge in the second quarter of 1998.

     Royalty Income. Royalty income was $2.2 million and $1.8 million in the third quarters of 1998 and 1997, respectively and $5.7 million and $9.1 million in the first nine months of 1998 and 1997, respectively. The decline in royalty income of $3.4 million during the nine-month period in 1998 resulted from the Companys receipt of approximately $3.7 million of nonrecurring royalties resulting from a negotiated settlement related to sales of products by the manufacturer prior to the negotiation of a license from the Company. The Company did not receive any nonrecurring royalty payments in the first nine months of 1998. The Company is currently assessing whether its patented technology is being used by manufacturers of video games, DVD recorders and digital television receivers. There can be no assurance that the manufacturers of these products are utilizing the Companys technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers.

     Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control, such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering licensing agreements with the Company, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See Legal Proceedings, below.

     Restructuring Charges (Credits). The Company recorded a net restructuring credit in the third quarter of 1998 of $0.3 million and net restructuring expense of $2.5 million in the first nine months of 1998. The Company recorded a restructuring credit of $1.0 million in the third quarter and first nine months of 1997. The charge of $2.5 million in the first nine months of 1998 includes a charge of $3.3 million incurred in connection with the Companys relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction, offset by a credit of $0.8 million related to the termination of the lease of one of its buildings at its Redwood City, California facility. The relocation is expected to reduce operating costs by up to $5.0 million annually. These savings may be offset in whole or in part by increases in marketing expenses or other factors. The Company expects to implement the relocation in various phases through the first half of 1999 and may record additional charges in connection with these plans.

     Operating Income (Loss). The Company incurred an operating loss of $2.0 million in the third quarter of 1998 (which included an operating loss by MicroNet of $0.4 million), and reported operating income of $2.1 million in the third quarter of 1997. The operating loss in the third quarter of 1998 was

777938.1
primarily due to the decline in sales of Ampex products, and an additional provision resulting from an actuarial valuation of certain supplemental pension plans. The Company generated an operating loss of $6.1 million in the first nine months of 1998, and reported operating income of $8.9 million in the first nine months of 1997. The decline in operating income in the first nine months of 1998 resulted from a reduction in nonrecurring royalty income of $3.7 million, a charge of $2.9 million for acquired in-process research and development, a provision for restructuring of $2.5 million and an actuarial valuation reserve of $0.9 million. In addition, in the first nine months of 1998, operating income was negatively affected by a decline in net sales, offset by reduced patent infringement litigation and other operating expenses from 1997 levels.

     Interest Expense. Interest expense increased between the comparison periods due to the issuance of the Companys outstanding 12% Senior Notes due 2003 (the 12% Senior Notes) in January and July 1998. See Liquidity and Capital Resources -- Financing Transactions and Note 10 of Notes to Unaudited Consolidated Financial Statements.

     Interest Income. Interest income increased slightly between the comparison periods, resulting primarily from higher cash balances due to the proceeds of the 12% Senior Notes in the first nine months of 1998, offset in part by the prepayment of notes issued to the Company in connection with the 1996 sale of the Companys Redwood City property.

     Other Expense, Net. Other expense, net, in both periods consisted primarily of foreign currency transaction gains and losses.

     Provision for Income Taxes. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Companys domestic tax timing differences and operating losses, if any, are not deductible in computing such foreign taxes. The provision for income taxes in the first nine months of 1997 consisted primarily of foreign income taxes and withholding taxes on royalty income.

     Net Income. The Company reported net income of $8.0 million in the first nine months of 1998 compared to $9.9 million in the first nine months of 1997, primarily as a result of the factors discussed above under "Operating Income
(Loss)" and  Provision for Income  Taxes.

Liquidity  and Capital  Resources

     Cash Flow. At September 30, 1998, the Company had cash and short-term investments of $61.2 million and working capital of $74.2 million. At December 31, 1997, the Company had cash and short-term investments of $41.8 million and working capital of $44.6 million. The increase in cash and short-term investments in the 1998 period reflects the receipt of approximately $42.2 million of net proceeds from the Companys January and July 1998 issuance of its 12% Senior Notes, offset primarily by an investment of $8.4 million in working capital for MicroNet, increased accounts receivable and inventories of $2.6 million and $3.8 million, respectively, and cash payments of accrued liabilities and accrued restructuring of $7.0 million. The Companys operating activities utilized cash of $14.6 million during the nine months of 1998 and utilized cash of $2.0 million during the first nine months of 1997,

777938.1
primarily for the reasons discussed above. The increase in inventories over year-end 1997 levels arose primarily in anticipation of disruptions that may result from the phased relocation of manufacturing operations to its Colorado Springs facility. The Company expects that 1998 inventory levels will remain higher than in 1997 periods until this relocation has been completed. Any increased investment in inventories may expose the Company to an increased risk of inventory write-offs in future periods. The increase in accounts receivable during the first nine months of 1998 over year-end 1997 levels primarily was due to the sales of Ampex products to government agencies in the United Kingdom and Germany, which are not due for payment until the fourth quarter of 1998.

     Major items impacting net income in 1998, which did not generate or use cash included a $5.2 million favorable settlement of disputed state income taxes, $10.1 million favorable resolution of prior years' foreign contingencies and the recording of $2.9 million for acquired in-process research and development as a result of the acquisition of MicroNet and $0.9 million for an actuarial revaluation reserve.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2000. At September 30, 1998, the Company had borrowings outstanding of $1.3 million and had letters of credit issued against the facility totaling $1.1 million.

     Financing Transactions. As at December 31, 1997, the Company became required to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock with an aggregate liquidation value of $70.0 million (the Old Preferred Stock), to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities) at the redemption price of $1,000 per share. Pursuant to an agreement in the second quarter of 1998, the Company completed the redemption of the Old Preferred Stock in exchange for the following securities (a) 3,000,000 shares of its Class A Common Stock, par value $0.01 per share (the Class A Stock); (b) 10,000 shares of a new series of 8% Noncumulative Convertible Preferred Stock, par value $1.00, with an aggregate liquidation value of $20.0 million (the Convertible Preferred Stock); and (c) 21,859 shares of a new series of 8% Noncumulative Redeemable Preferred Stock, par value $1.00 per share, with an aggregate liquidation value of $43.7 million (the Redeemable Preferred Stock).

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock (together, the New Stock) will entitle the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Companys Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Class A Stock, subject to adjustment under certain circumstances. Beginning in June 2001, the Company will become obligated to redeem the Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and will have the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. See Note 3 and 7 of Notes to Unaudited Consolidated Financial Statements.

     In January 1998, the Company issued $30.0 million of its 12% Senior Notes, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the end of the second quarter of 1998, the Company issued an additional $14.0 million of 12% Senior Notes. As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. A portion of the net proceeds of the offering have been invested to repay short-term debt and trade accounts payable of MicroNet, and the balance has been invested in short-term government securities. The yield on short-term investments is substantially lower than the interest charges on the 12% Senior Notes. The Company has wide discretion as to how the proceeds may be invested, including for acquisitions of and investments in new businesses. Any such investments or acquisitions, if made, are not expected to pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. In order to minimize the difference between the interest the Company currently receives on its investments and the interest payable on the Senior Notes, the Company may invest a significant portion of the Senior Note proceeds in securities with higher yields, longer terms or lower credit quality, and the Company may also engage in various transactions in derivative securities. In connection with the acquisition strategy, the Company may purchase in the open market securities issued by companies that the Company is considering acquiring or in which the Company is considering making a larger investment. Investments in any securities could expose the Company to a risk of trading losses due to market or interest rate fluctuations or other factors that are not within the Company's control. The Indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

Readiness for Year 2000

     Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with " 1 9" from those beginning with "20". As a result, in just over one year the Systems used by many companies may need to be modified to comply with year 2000 requirements. The Company relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. The Company also relies on the external Systems of its suppliers and other organizations with which it does business.

     The Company is currently reviewing all of its products, as well as its internal use of Systems, in order to identify and modify those products and Systems that are not year 2000 compliant. To accomplish this the Company has established a Year 2000 Compliance Committee that is investigating the impact of the year 2000 on the Company's business. The Committee's membership includes representatives involved in all major functions of the Company. Its charter is to identify all Systems that, if not in compliance, could adversely affect the Company's business. For critical Systems that are found not to be in compliance, the Committee will develop a plan, including a budget for associated costs, to ensure compliance before the year 2000. The Committee has nearly completed its assessment and it has determined that many of the Company's Systems, such as its manufacturing Systems, are in compliance as are all of the products currently offered for sale by the Company. Other Systems, such as its financial Systems and some engineering management Systems, currently do not comply but are expected to be


777949.1
modified in early 1999 so that they are compliant. There can be no assurance, however, that the Company will not be required to reevaluate its assessments should it become evident that any Systems previously determined to be in compliance are not yet fully compliant. The Company has also sent questionnaires to major suppliers to assess the status of its year 2000 compliance, as it relates to the Company. To date, no material issue has been identified in any of the other Systems used or relied upon by the Company and the cost of bringing the non-compliant Systems into compliance by early 1999 has not been, and is not expected to be, greater than $1.0 million.

The Company believes the most reasonably likely worse-case scenario is that the required modifications will not be completed until late 1999. Under this scenario, the Company does not believe that there would be any material impact on its business. Accordingly, the Company has not developed a contingency plan in the event the required modifications are not made in 1999. The Company's current insurance programs do not specifically exclude losses attributed to year 2000 non-compliance, but these programs are subject to change as they are renewed for future periods. Despite the Company's efforts thus far to address the year 2000 impact, the Company cannot guarantee that all internal and external Systems will be compliant, or that its business will not be materially adversely affected by any such noncompliance.



                          PART 11 -- OTHER INFORMATION

Item 1.          Legal Proceedings

     The Company is a party to routine litigation incidental to its business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the company's financial condition, results of operations or cash flows.

     Ampex has previously reported that it has been engaged since late 1995 in patent infringement litigation with Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. regarding the manufacture of certain video and data recording products and television receivers. A description of this I itigation is included under the caption "Legal Proceedings" in the 1997 Form I O-K. Since the filing of that report, the Court of Appeals for the Federal Circuit has issued a decision denying Ampex's appeal of the adverse ruling of the United States District Court in Delaware. As previously disclosed, no income from the jury's earlier damage award has been recorded in the company's financial statements.

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

     Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to five contaminated sites that have

777949.1
been designated as Superfund sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in seven environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California, and one Superfund site in Monterey, California where the Company has already entered into a deminimis settlement agreement with the EPA. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four remaining Superfund sites) are associated with the operations of the Company's former magnetic tape subsidiaries (collectively, "Media"). Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites.

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 1998, the Company had an accrued liability of $2.0 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued for any contingent liabilities it may incur with respect to the former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

Item 4.                  Submission of Matters to a Vote of Security Holders

                              Not applicable.

Item 5.                  Other Information

777949.1

                              Not applicable.

Item 6(a).      Exhibits

     The  Exhibits  to this  Quarterly  Report  on Form I O-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

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

          3. The Company filed Current Reports on Form 8-K/A on or about September 25, 1998 and October 16, 1998 to file certain financial statements of MicroNet Technology, Inc. pursuant to Item 7 of Form 8-K.

777949.1

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AMPEX CORPORATION


Date: November 13, 1998                          /s/ EDWARD J. BRAMSON
                                                 ------------------------------
                                                 Edward J. Bramson
                                                 Chairman and Chief Executive
                                                   Officer


Date: November 13, 1998                         /s/ CRAIG L. McKIBBEN
                                                -------------------------------
                                                Craig L. McKibben
                                                Vice President, Chief Financial
                                                  Officer and Treasurer

777949.1

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                SEPTEMBER 30,1998

                                  EXHIBIT INDEX

Exhibit
Number            Description

1.1 Purchase Agreement, dated July 17, 1998, between the Registrant and First Albany Corporation, as Initial Purchaser, relating to the Company's 12% Senior Notes due 2003 (filed as Exhibit 1. I to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

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

4.6 Second Supplement to Acquisition Agreement, dated July 16, 1998, among the Registrant, Holdings and the Sellers (filed as Exhibit 4.5 to

777949.1
                    the Company's Form 8-K filed on July 30,
                    1998 and incorporated herein by
                    reference).

27.1 *              Financial Data Schedule.

*Filed herewith.