Form 10-Q/A
period 1998-06-30
AMPEX CORP /DE/
filed 1999-03-09
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                                AMPEX CORPORATION
                                   FORM 10-Q/A

                           Quarter Ended June 30, 1998

                                      INDEX
                                                                                                                        Page

      PART I -- FINANCIAL INFORMATION

      Item 1.                     Financial Statements

                                  Consolidated Balance Sheets (unaudited) at June 30, 1998 and
                                  December 31, 1997.........................................................................3

                                  Consolidated Statements of Operations and Comprehensive
                                  Income (unaudited) for the three and six months ended
                                  June 30, 1998 and 1997....................................................................4

                                  Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1998 and 1997.......................................................5

                                  Notes to Unaudited Consolidated Financial Statements......................................6

      Item 2.                     Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations....................................................................12

      PART II -- OTHER INFORMATION

      Item 1.                     Legal Proceedings........................................................................18

      Item 2.                     Changes in Securities and Use of Proceeds................................................19

      Item 3.                     Defaults Upon Senior Securities..........................................................19

      Item 4.                     Submission of Matters to a Vote of Security Holders......................................19

      Item 5.                     Other Information........................................................................19

      Item 6(a).                  Exhibits.................................................................................19

      Item 6(b).                  Reports on Form 8-K......................................................................19

      Signatures                  .........................................................................................21



                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                                 June 30,        December 31,
                                                                                                   1998                1997
                                                                                             --------------      --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                               $       8,978       $      24,076
     Short-term investments                                                                         51,063              17,685
     Accounts receivable (net of allowances of $2,551 and $1,484)                                   17,562              13,246
     Inventories                                                                                    21,946              16,380
     Other current assets                                                                            3,297               1,347
                                                                                             --------------      -------------
        Total current assets                                                                       102,846              72,734

Property, plant and equipment                                                                        9,844               8,892
Intangible assets, net                                                                               6,067                   -
Other assets                                                                                         1,108                  45
                                                                                             --------------      -------------
        Total assets                                                                         $     119,865       $      81,671
                                                                                             ==============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable                                                                           $       6,011       $         933
     Accounts payable                                                                                9,091               5,173
     Income taxes payable                                                                              269                 373
     Accrued restructuring costs                                                                     3,318               1,706
     Other accrued liabilities                                                                      19,721              19,942
                                                                                             --------------      -------------
        Total current liabilities                                                                   38,410              28,127
Long-term debt                                                                                      30,050                   2
Other liabilities                                                                                   59,059              70,708
Deferred income taxes                                                                                1,236               1,267
Accrued restructuring costs                                                                          1,285               1,612
                                                                                             --------------      -------------
        Total liabilities                                                                          130,040             101,716
                                                                                             --------------      -------------

Commitments and contingencies (Note 6)

Redeemable nonconvertible preferred stock, $1,000 liquidation value:
     Authorized: 69,970 shares 1998 and 1997
     Issued and outstanding - none 1998; 69,970 shares 1997                                              -              69,970

Redeemable preferred stock, $2,000 liquidation value:
     Authorized: 21,859 shares 1998 and none 1997
     Issued and outstanding - 21,859 shares 1998; none 1997                                         43,718                   -

Convertible preferred stock, $2,000 liquidation value:
     Authorized: 10,000 shares 1998 and none 1997
     Issued and outstanding - 10,000 shares 1998; none 1997                                         20,000                   -

Stockholders' deficit:
     Preferred stock, $1.00 par value:
        Authorized: 898,171 shares 1998 and 1997
        Issued and outstanding - none 1998 and 1997                                                      -                   -
     Common stock, $.01 par value:
        Class A:
           Authorized:  125,000,000 shares 1998 and 1997
           Issued and outstanding - 49,782,547 shares 1998; 45,936,707 shares 1997                     498                 459
        Class C:
           Authorized: 50,000,000 shares 1998 and 1997
           Issued and outstanding - none 1998 and 1997                                                   -                   -
     Other additional capital                                                                      391,962             383,513
     Note receivable from stockholder                                                               (4,994)             (4,818)
     Accumulated deficit                                                                          (432,253)           (440,068)
     Accumulated other comprehensive income                                                        (29,106)            (29,101)
                                                                                             --------------      --------------
        Total stockholders' deficit                                                                (73,893)            (90,015)
                                                                                             --------------      --------------
        Total liabilities and stockholders' deficit                                          $     119,865       $      81,671
                                                                                             ==============      ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements



                               AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (in thousands, except share data)
                                  (unaudited)


                                                                               Three months ended             Six months ended
                                                                       ---------------------------- ----------------------------
                                                                                   June 30,                      June 30,
                                                                       ---------------------------  --------------------------
                                                                            1998            1997        1998             1997
                                                                       --------------   ---------   -----------      ---------
     Net sales                                                         $      15,194    $  21,299   $   32,020       $  42,380

     Cost of sales                                                             8,703       10,681       17,599          21,243
                                                                       --------------   ---------  -----------      ----------
       Gross profit                                                            6,491       10,618       14,421          21,137

     Selling and administrative                                                5,101        6,417       10,108          14,063

     Research, development and engineering                                     3,123        3,890        6,161           7,638

     Royalty income                                                           (1,670)      (1,562)      (3,504)         (7,344)

     Restructuring charges                                                         -           -         2,800               -

     Acquisition of in-process research and development                          929           -           929               -
                                                                       --------------   ---------    -----------    ----------
       Operating income (loss)                                                  (992)       1,873       (2,073)          6,780

     Interest expense                                                            913           23         1,575             54

     Amortization of debt financing costs                                         60           -             97              -

     Interest income                                                            (899)        (735)       (1,736)        (1,513)

     Other (income) expense, net                                                   4           (3)           10             55
                                                                        ------------- ------------   -----------     ----------
       Income (loss) before income taxes                                      (1,070)       2,588        (2,019)         8,184

     Provision for (benefit of) income taxes                                  (4,792)         252        (9,834)           904

       Net income                                                              3,722        2,336         7,815          7,280
                                                                        --------------  ----------   -----------    ----------
     Other comprehensive income, net of tax:

       Foreign currency translation adjustments                                  (75)          24            (5)           (32)
                                                                      ---------------   ----------   ------------   ----------
       Comprehensive income                                                $   3,647     $  2,360     $   7,810     $   7,248
                                                                      ===============   ==========   ============   ==========
     Basic income per share :

       Income per share                                                         0.08    $    0.05      $   0.17   $       0.16
                                                                       ==============  ===========   ============  ===========
     Weighted average number of common shares outstanding                 46,159,624   45,550,703    46,081,901     45,520,127
                                                                       ==============  ===========   ============  ===========
     Diluted income per share :

       Income per share                                                     $    0.08  $      0.05       $      0.17   $    0.16
                                                                       ==============   ===========   ================  ========
     Weighted average  number of common shares outstanding                 47,226,284   46,492,495        46,847,880  46,580,934
                                                                        =============  ============   =============== ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.



                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands0
                                  (unaudited)

                                                                                      For the six months ended
                                                                                   -----------------------------
                                                                                     June 30,          June 30,
                                                                                   ------------       ---------
                                                                                       1998              1997
                                                                                   ------------       ---------
Cash flows from operating activities:

    Net income                                                                     $   7,815          $    7,280

    Adjustments to reconcile net income to net cash used in operating activities:

         Depreciation, amortization and accretion                                      1,017               1,068

         Acquisition of in-process research and development                              929                   -

         Net increase in notes receivable                                                  -               (426)

         Net increase in accounts receivable                                          (2,577)               (10)

         Net increase in inventories                                                  (5,028)            (3,642)

         Net decrease in long-term receivable                                              8                132

         Net decrease in other assets                                                      3                430

         Net increase in accounts payable                                              1,126                613

         Net decrease in accrued liabilities and
           income taxes payable                                                       (2,149)            (3,474)

         Net decrease in other non-current obligations                               (11,242)            (3,076)

         Net increase (decrease) in accrued restructuring costs                        1,285               (919)
                                                                                -------------         ----------
            Net cash used in operating activities                                     (8,813)            (2,024)
                                                                                -------------         ----------
Cash flows from investing activities:

    Purchase of company, net of cash acquired                                           (338)                  -

    Purchases of short-term investments                                              (61,306)           (42,953)

    Proceeds received on the maturity of short-term investments                       21,239             39,890

    Proceeds from sale of short-term investments                                       6,689                   -

    Additions to property, plant and equipment                                        (1,472)              (719)

    Deferred gain on sale of assets                                                     (407)              (407)
                                                                                -------------         ----------
            Net cash used in investing activities                                    (35,595)            (4,189)
                                                                                -------------         ----------
Cash flows from financing activities:

    Borrowings under working capital facilities                                       18,132              27,235

    Repayments under working capital facilities                                      (17,762)           (27,664)

    Issuance of senior notes and warrants                                             30,000                   -

    Debt financing costs                                                              (1,169)                  -

    Proceeds from issuance of common stock                                               136                 359
                                                                                -------------         ----------
            Net cash provided by (used in) financing activities                       29,337                (70)
                                                                                -------------         ----------
Effect of exchange rates on cash                                                         (27)              (210)
                                                                                -------------         ----------
            Net decrease in cash and cash equivalents                                (15,098)            (6,493)

Cash and cash equivalents, beginning of period                                        24,076              13,410
                                                                                ------------         -----------
Cash and cash equivalents, end of period                                        $      8,978         $     6,917
                                                                                ============         ===========


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

          On June 30, 1998 Ampex acquired MicroNet Technology, Inc. ("MicroNet"). MicroNet designs and manufactures high-performance disk arrays for the use in digital image applications, primarily digital pre-press and video. The Consolidated Balance Sheet includes the acquired value of assets and liabilities of MicroNet as more fully described in Note 11. The Consolidated Statements of Operations and Comprehensive Income include a one-time, $0.9 million charge in the second quarter of 1998 for acquired in-process research and development related to MicroNet, but since the acquisition was completed late in the second quarter, none of MicroNet's operating results for the periods ended June 30, 1998 have been included because they are not material to operations.

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


                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Three months ended              Six months ended
                                                                            June 30,    June 30,           June 30,        June 30,
                                                                             1998         1997               1998            1997
                                                                           ----------  ----------        -----------      ---------

Numerator - Basic

      Net income........................................................   $    3,722     $    2,336     $     7,815     $    7,280
                                                                           ==========     ==========     ===========     ==========
Denominator - Basic

      Weighted average common stock outstanding.........................       46,160         45,551          46,082         45,520
                                                                           ----------     ----------     -----------     ----------
Basic income per share..................................................   $     0.08      $    0.05      $     0.17      $    0.16
                                                                           ==========     ==========     ===========     ==========
Numerator - Diluted

      Net income........................................................   $    3,722     $    2,336     $     7,815     $    7,280
                                                                           ==========     ==========     ===========     ==========
Denominator - Diluted

      Weighted average common stock outstanding.........................       46,160         45,551          46,082         45,520
      Contingent shares due to acquisition..............................           40              -              20              -
      Effect of dilutive securities:
           Stock options................................................          268            942             307          1,061
           Redeemable preferred stock...................................          576              -             288              -
           Convertible preferred stock..................................          164              -              82              -
           Warrants.....................................................           18              -              69              -
                                                                           ----------     ----------     -----------     ----------
                                                                               47,226         46,493          46,848         46,581
                                                                           ----------     ----------     -----------     ----------

Diluted income per share................................................   $     0.08      $    0.05      $     0.17      $    0.16
                                                                           ==========     ===========    ===========     ==========


          In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock. Such shares are held in escrow subject to completion of an audit of the closing balance sheet but have been included in the computation of diluted weighted average common stock outstanding only from June 30, 1998. See Note 11.



Note 3 -- Income per Common Share (cont'd.)

          In connection with the redemption of the 8% Noncumulative Preferred Stock, the Company issued 3,000,000 shares of Common Stock and $20,000,000 face amount of Convertible Preferred Stock which may be converted into 5,000,000 shares of Common Stock at a price of $4.00 per share. The 3,000,000 common shares have been included in the computation of weighted average common stock outstanding only for three days of the fiscal quarter ended June 30, 1998. The 5,000,000 shares potentially issuable on conversion of Convertible Preferred Stock have been included in the computation of diluted weighted average common stock outstanding only for such three-day period. See Note 7.

          As more fully described in Note 7, the Company is obligated to redeem the Redeemable Preferred Stock in quarterly installments over a 10-year period beginning June 1999. The Company at its election may make redemption payments in shares of Common Stock or in cash, subject to certain statutory requirements. The computation of diluted weighted average common stock outstanding included 17,487,200 potentially diluted common shares assuming that the Redeemable Preferred Stock is fully redeemed in Common Stock for three days of the fiscal quarter ended June 30, 1998. Accordingly, their issuance did not have a material effect on diluted income per share for the periods ended June 30, 1998. The Company intends to adopt a policy on the proportion of redemption payments to be made in cash and Common Stock effective in the third quarter of 1998.

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


Note 4 -- Supplemental Schedule of Cash Flow Information


                                                                                Six months ended
                                                                         -------------------------
                                                                             June 30,     June 30,
                                                                              1998          1997
                                                                         -------------  ----------
                                                                                (in thousands)

           Cash payments (net of refunds received) were as follows:

      Interest.....................................................     $         25        $   54
      Income taxes paid............................................              477           988

           Non-cash transactions were as follows:

      Issuance of common stock to acquire MicroNet.................            1,224             -




Note 5 -- Inventories


                                                                              June 30,        December 31,
                                                                               1998                1997
                                                                        -------------        -------------
                                                                                    (in thousands)

      Raw materials................................................     $      10,136        $       6,686
      Work in process..............................................             6,924                5,424
      Finished goods...............................................             5,647                4,270
                                                                        -------------        -------------
           Total...................................................     $      22,707        $      16,380
                                                                        =============        =============

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

Note 9 -- Accumulated Other Comprehensive Income

          The  balances  of  each   classification   within   accumulated  other
comprehensive income are as follows:


                                                                                          Minimum
                                                                                          Pension               Accumulated
                                                                   Foreign               Liability                 Other
                                                                  Currency              Adjustment             Comprehensive
                                                                    Items                                        Income
                                                              -----------------   -----------------         -----------------
                                                                                    (in thousands

      December 31, 1997...............................        $            507       $       (29,608)       $        (29,101)
      Year-to-date change.............................                      (5)                     -                     (5)
                                                              -----------------      ----------------       -----------------
      June 30, 1998...................................        $            502       $       (29,608)       $        (29,106)
                                                              =================      ================       =================

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

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - MicroNet Acquisition

         During the second quarter of 1998, the Company completed the acquisition of MicroNet, (the "MicroNet Acquisition"). The MicroNet Acquisition has been accounted for as a purchase, effective as of June 30, 1998, and the Company has been managing the affairs of MicroNet since that date. In connection with the MicroNet Acquisition, the Company has issued 720,000 shares of its Common Stock valued at $1.2 million and has acquired MicroNet subject to $3.5 million face amount of MicroNet redeemable junior preferred stock, notes payable of 5.5 million and other liabilities estimated at approximately $4.7 million. Assets acquired consisted of $4.3 million of current assets, $0.4 million of plant and equipment and $0.9 million of in-process research and development and other intangibles of $6.1 million. The Company has charged operations in the second quarter of 1998 with the acquired in-process research and development and has amortized intangibles, including goodwill, on a straight-line basis over 5 years. The MicroNet junior preferred stock is redeemable out of a percentage of earnings of MicroNet beginning in fiscal 1999. Due to the contingent nature of the redemption provision, no value has been ascribed in the preferred stock in determination of the purchase price. The shares of Common Stock and MicroNet preferred stock are being held in escrow pending completion of the closing date balance sheet and the resolution of other contingencies.

         Pro forma combined results of operations of the Company and MicroNet as if the acquisition had been completed at the beginning of the periods presented are as follows:


                                                                           Year ended                     Six months ended
                                                                       December 31, 1997                    June 30, 1998
                                                                      -----------------            -----------------------

      Net sales..................................................      $         112,537            $             43,181
      Income (loss) before income taxes..........................      $           1,746            $             (2,960)
      Net income.................................................      $             239            $              6,874
      Income per share
           Basic.................................................      $            0.01            $               0.15
           Diluted...............................................      $            0.01            $               0.15

         Pro forma operating results for the year ended December 31, 1997 and for the six months ended June 30, 1998 exclude the one-time charge to operations for acquired in-process research and development. Pro forma operating results for all periods include an adjustment to record goodwill amortization.

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

         Mass Data Storage Products and Instrumentation Recorders. Sales of mass data storage products and instrumentation recorders and related after-market products totaled $12.3 million for the second quarter of 1998 and $25.8 million for the first half of 1998, and declined from the comparable periods in 1997 when sales of such products totaled $17.5 million and $34.4 million, respectively. This is due to a decline in sales of instrumentation products. A significant portion of the Company's instrumentation product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of the Company's DST(R) and DIS(TM) products increased slightly in the first six-month period of 1998, compared to the comparable period of 1997. Broader acceptance of the Company's DST products in its target markets will depend significantly on the integration and vendor support of third party application software, factors which are not within the Company's control and which, if delayed, may adversely affect DST product sales in future quarters.

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

         Acquisition of In-process Research and Development. In connection with the acquisition of MicroNet, the independent appraisal of the in-process research and development resulted in the recording of a one-time $0.9 million charge in the second quarter of 1998.

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

         Operating Income (Loss). The Company incurred an operating loss of $1.0 million in the second quarter of 1998, and reported operating income of $1.9 million in the second quarter of 1997. The operating loss was primarily due to a charge of $0.9 million for acquired in-process research and development pertaining to the MicroNet acquisition and to the decline in sales which was offset, in part, by expense reductions. The Company generated an operating loss of $2.1 million in the first half of 1998, and reported operating income of $6.8 million in the first half of 1997. The decline in operating income in the first six months of 1998 resulted from a reduction in nonrecurring royalty income of $3.7 million, a charge of $0.9 million for acquired in-process research and development and a provision for restructuring of $2.8 million. In addition, in the first six months of 1998, operating income was negatively affected by a decline in net sales, offset by reduced patent infringement litigation and other operating expenses from 1997 levels.

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

         Net Income. The Company reported net income of $7.8 million in the first half of 1998 compared to $7.3 million in the first half of 1997, primarily as a result of the factors discussed above under "Operating Income (Loss)" and "Provision for Income Taxes."

Liquidity and Capital Resources

         Cash Flow. At June 30, 1998, the Company had cash and short-term investments of $60.0 million and working capital of $64.4 million. At December 31, 1997, the Company had cash and short-term investments of $41.8 million and working capital of $44.6 million. The increases in the 1998 period reflect the receipt of approximately $28.8 million of net proceeds from the Company's January 1998 issuance of its 12% Senior Notes. Major items impacting net income in 1998, which did not generate or use cash included a $5.2 million favorable settlement of disputed state income taxes, $4.9 million favorable resolution of prior years' foreign contingencies and the recording of $0.9 million for acquired in-process research and development as a result of the acquisition of MicroNet. The Company's operating activities utilized cash of $8.8 million during the first half of 1998 and utilized cash of $2.0 million during the first half of 1997. The Company has increased its inventories by $5.0 million, excluding the inventory of $0.5 million acquired through the MicroNet purchase, over year-end 1997 levels, primarily in anticipation of disruptions that may result from the phased relocation during 1998 of a portion of its DCRsi manufacturing operations to its Colorado Springs facility. The Company expects that 1998 inventory levels will remain higher than in 1997 periods until this relocation has been completed. Any increased investment in inventories may expose the Company to an increased risk of inventory write-offs in future periods. In addition, the Company's accounts receivable balance, excluding the receivable balance of $1.8 million acquired through the MicroNet purchase, increased by $2.6 million during the first half of 1998, due primarily to sales to government agencies in the United Kingdom and Germany, which are not due for payment until the third and fourth quarter of 1998.

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

         Each share of Convertible Preferred Stock and Redeemable Preferred Stock (together, the "New Stock") will entitle the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Class A Stock, subject to adjustment under certain circumstances. Beginning in June 2001, the Company will become obligated to redeem the Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and will have the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company has not adopted a policy with respect to the proportion of the Redeemable Preferred Stock that may be redeemed in shares or in cash. Pending adoption of such a policy, the Company has included 17.5 million shares of Common Stock in the calculation of its dilutive income per common share on an "if converted" basis in accordance with SFAS 128. However, such shares were included only for a three-day period in the fiscal quarter ended June 30, 1998 and their effect on diluted income per share was not material. At present, management believes that the Company may redeem a significant portion of the Redeemable Preferred Stock for cash, and the balance for Common Stock at future market prices (but not less than $2.50 per share). The Company expects to adopt a policy with respect to such redemption in the third quarter of 1998. Diluted income per share will be calculated on the basis of this policy and the current market price of the Company's common stock, which could have a material effect on diluted income per share in future periods. See Note 3 and 7 of Notes to Unaudited Consolidated Financial Statements.

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

Item 5.   Other Information

          Not applicable.

Item 6(a). Exhibits

         The Exhibits to this Quarterly  Report on Form 10-Q/A are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

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

                                           AMPEX CORPORATION


Date:  March 8, 1999                       /s/ EDWARD J. BRAMSON
                                           -------------------------------------
                                           Edward J. Bramson
                                           Chairman and Chief Executive Officer



Date:  March 8, 1999                       /s/ CRAIG L. McKIBBEN
                                           -------------------------------------
                                           Craig L. McKibben
                                           Vice President, Chief Financial
                                            Officer and Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q/A FOR THE QUARTER ENDED
                                  JUNE 30, 1998

                                  EXHIBIT INDEX

Exhibit
Number               Description

4.3 Purchase Agreement, dated July 17, 1998, between the Registrant and First Albany Corporation, as Initial Purchaser, relating to the Company's 12% Senior Notes due 2003 (filed as Exhibit 1.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

3.1 Certificate of Designations, Preferences and Rights of the Registrant's 8% Noncumulative Convertible Preferred Stock and 8% Noncumulative Redeemable Preferred Stock, as filed with the Secretary of Delaware on July 2, 1998. (filed as
                     Exhibit 3.1 to the Company's Form 8-K filed on July 15, 1998 and incorporated herein by reference).

4.3 Exchange Agreement for 8% Noncumulative Preferred Stock, dated as of June 22, 1998, among the Registrant and Holders named therein (filed as Exhibit 4.1 to the Company's Form 8-K filed on July 15, 1998 and incorporated herein by reference).

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