Form 10-Q/A
period 1998-09-30
AMPEX CORP /DE/
filed 1999-03-09
CIK 887433

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

     Yes X No


     As of October 15, 1998, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 49,782,547. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.


                                AMPEX CORPORATION
                                   FORM 10-Q/A

                        Quarter Ended September 30, 1998

                                      INDEX

                                                                                              Page

      PART I -- FINANCIAL INFORMATION...........................................................2

      Item 1.     Financial Statements..........................................................2


                       Consolidated Balance Sheets (unaudited) at September 30,
                       1998 and December 31, 1997...............................................3

                       Consolidated Statements of Operations (unaudited) for the
                       three months and nine months ended September 30, 1998 and
                       1997.....................................................................4

                       Consolidated Statements of Cash Flows (unaudited) for the
                       nine months ended September 30, 1998 and
                       1997.....................................................................5

                       Notes to Unaudited Consolidated Financial
                       Statements...............................................................6

    Item 2.            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.....................................12

    PART II -- OTHER INFORMATION

    Item 1.   Legal Proceedings................................................................19

    Item 2.   Changes in Securities and Use of Proceeds........................................20

    Item 3.   Defaults Upon Senior Securities..................................................20

    Item 4.     Submission of Matters to a Vote of Security Holders............................20

    Item 5.     Other Information..............................................................20

    Item 6(a).  Exhibits.......................................................................20

    Item 6(b).  Reports on Form 8-K............................................................21

    Signatures  .............................................................................. 22


                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                                                                            September 30,          December 31,
                                                                                            ---------------     ---------------
                                                                                                  1998                 1997
                                                                                            ---------------    ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                               $    7,703            $    24,076
     Short-term investments                                                                      53,537                 17,685
     Accounts receivable (net of allowances of $2,114 and $1,484)                                17,492                 13,246
     Inventories                                                                                 20,676                 16,380
     Other current assets                                                                         1,394                  1,347
                                                                                             ----------            -----------
         Total current assets                                                                   100,802                 72,734

Property, plant and equipment                                                                     9,882                  8,892
Intangible assets, net                                                                            5,764                      -

Other assets                                                                                      1,842                     45
                                                                                             ----------            -----------
         Total assets                                                                        $  118,290            $    81,671
                                                                                             ==========            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable                                                                           $      365            $       933
     Accounts payable                                                                             5,571                  5,173
     Income taxes payable                                                                           334                    373
     Accrued restructuring costs                                                                  3,088                  1,706
     Other accrued liabilities                                                                   17,563                 19,942
                                                                                             ----------            -----------
         Total current liabilities                                                               26,921                 28,127
Long-term debt                                                                                   44,590                      2
Other liabilities                                                                                52,827                 70,708
Deferred income taxes                                                                             1,236                  1,267
Accrued restructuring costs                                                                         980                  1,612
                                                                                             ----------            -----------
         Total liabilities                                                                      126,554                101,716
Commitments and contingencies (Note  6)                                                      ----------            -----------
Redeemable nonconvertible preferred stock, $1,000 liquidation value:
     Authorized: 69,970 shares 1998 and 1997
     Issued and outstanding - none 1998; 69,970 shares 1997                                           -                 69,970
Redeemable preferred stock, $2,000 liquidation value:
     Authorized: 21,859 shares 1998 and none 1997
     Issued and outstanding - 21,859 shares 1998; none 1997                                      43,718                      -
Convertible preferred stock, $2,000 liquidation value:
     Authorized: 10,000 shares 1998 and none 1997
     Issued and outstanding - 10,000 shares 1998; none 1997                                      20,000                      -
Stockholders' deficit:
     Preferred stock, $1.00 par value:
         Authorized: 898,171 shares 1998 and 1997
         Issued and outstanding - none 1998 and 1997                                                  -                      -
     Common stock, $.01 par value:
         Class A:
             Authorized:  125,000,000 shares 1998 and 1997
             Issued and outstanding - 49,782,547 shares 1998; 45,936,707 shares 1997                498                    459
         Class C:
             Authorized: 50,000,000 shares 1998 and 1997
             Issued and outstanding - none 1998 and 1997                                              -                      -
     Other additional capital                                                                   391,880                383,513
     Note receivable from stockholder                                                            (4,994)               (4,818)
     Accumulated deficit                                                                       (430,184)             (440,068)
     Accumulated other comprehensive income                                                     (29,182)              (29,101)
                                                                                             ----------            -----------
         Total stockholders' deficit                                                            (71,982)              (90,015)
                                                                                             ----------            -----------
         Total liabilities and stockholders' deficit                                         $  118,290            $    81,671
                                                                                             ==========            ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                                      Three months ended                   Nine months ended
                                                                      ----------------------        --------------------------
                                                                            September 30,                  September 30,
                                                                      ----------------------        --------------------------
                                                                          1998       1997           1998            1997
                                                                      ------------------------      --------------------------

      Net sales                                                        $   16,001    $  18,182      $   48,021      $    0,562

      Cost of sales                                                        10,624        9,950          28,223           1,193
                                                                     -------------  ----------     ------------       ---------
        Gross profit                                                        5,377        8,232          19,798           9,369

      Selling and administrative                                            7,167        5,043          17,275           9,106

      Research, development and engineering                                 2,899        3,841           9,060           1,479

      Royalty income                                                       (2,234)      (1,786)         (5,738)         9,130)

      Restructuring charges (credits)                                        (274)        (950)          2,526           (950)

      Acquisition of in-process research and development                        -            -             929               -
                                                                     -------------  ----------     ------------       ---------
        Operating income (loss)                                            (2,181)       2,084          (4,254)          8,864

      Interest expense                                                      1,393           19           2,968              73

      Amortization of debt financing costs                                    133            -             230               -

      Interest income                                                        (836)        (733)         (2,572)          (2,246)

      Other (income) expense, net                                               4           (2)             14               53
                                                                     -------------  ----------     ------------       ---------
        Income (loss) before income taxes                                  (2,875)       2,800          (4,894)           0,984

      Provision for (benefit of) income taxes                              (4,944)         196         (14,778)           1,100
                                                                     ------------   ----------     ------------       ---------
        Net income                                                          2,069        2,604           9,884            9,884
                                                                     -------------  ----------     ------------       ---------
      Other comprehensive income, net of tax:

        Foreign currency translation adjustments                              (76)          24             (81)             (8)
                                                                     -------------  ----------     ------------       ---------
        Comprehensive income                                           $    1,993    $   2,628      $    9,803      $     9,876
                                                                    =============  ===========     ============       =========
      Basic income per share :

        Income per share                                               $     0.04    $    0.06      $     0.21      $      0.22

      Weighted average number of common shares outstanding             49,062,547   45,588,498      47,075,450       45,542,917
                                                                    =============  ===========     ============     ===========

      Diluted income per share:

        Income per share                                               $     0.03    $    0.06      $     0.19      $      0.21
                                                                    =============  ===========     ============     ===========
      Weighted average  number of common shares outstanding            59,782,547   46,368,024      50,976,537       46,509,963
                                                                    =============  ===========     ============     ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                                                                   For the nine months ended
                                                                                             ----------------   ---------------
                                                                                                September 30,     September 30,
                                                                                                   1998               1997
                                                                                             ----------------   ---------------

Cash flows from operating activities:
     Net income                                                                             $        9,884      $        7,280
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation, amortization and accretion                                                   2,040               1,068
          Acquisition of in-process research and development                                           929                   -
          Loss on disposal of assets                                                                   450                   -
          Net increase in notes receivable                                                               -                (426)
          Net increase in accounts receivable                                                       (2,587)                (10)
          Net increase in inventories                                                               (3,757)             (3,642)
          Net decrease in long-term receivable                                                           8                 132
          Net decrease in other assets                                                               1,557                 430
          Net increase (decrease) in accounts payable                                               (2,376)                613
          Net decrease in accrued liabilities and
            income taxes payable                                                                    (4,195)             (3,474)
          Net decrease in other non-current obligations                                            (17,271)             (3,076)
          Net increase (decrease) in accrued restructuring costs                                       751                (919)
                                                                                             ----------------   ---------------
              Net cash used in operating activities                                                (14,567)             (2,024)
                                                                                             ----------------   ---------------
Cash flows from investing activities:
     Purchase of company, net of cash acquired                                                        (338)                   -
     Purchases of short-term investments                                                           (70,632)            (42,953)
     Proceeds received on the maturity of short-term investments                                    22,791              39,890
     Proceeds from sale of short-term investments                                                   11,989                    -
     Additions to property, plant and equipment                                                     (2,487)               (719)
     Deferred gain on sale of assets                                                                  (611)               (407)
                                                                                             ----------------   ---------------
              Net cash used in investing activities                                                (39,288)             (4,189)
                                                                                             ----------------   ---------------
Cash flows from financing activities:
     Borrowings under working capital facilities                                                     28,960             27,235
     Repayments under working capital facilities                                                    (33,741)           (27,664)
     Issuance of senior notes and warrants                                                           44,000                  -
     Financing costs                                                                                 (1,831)                 -
     Proceeds from issuance of common stock                                                             136                359
                                                                                             ----------------   ---------------
              Net cash provided by (used in) financing activities                                    37,524                (70)
                                                                                             ----------------   ---------------
Effect of exchange rates on cash                                                                        (42)              (210)
                                                                                             ----------------   ---------------
              Net decrease in cash and cash equivalents                                             (16,373)            (6,493)
Cash and cash equivalents, beginning of period                                                       24,076             13,410
                                                                                             ----------------   ---------------
Cash and cash equivalents, end of period                                                     $        7,703      $       6,917
                                                                                            ================    ===============


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

         On June 30, 1998 Ampex acquired MicroNet Technology, Inc. ("MicroNet"). MicroNet designs and manufactures high-performance disk arrays for the use in digital image applications, primarily digital pre-press and video. The Consolidated Balance Sheet includes the acquired value of assets and liabilities of MicroNet as more fully described in Note 11. The Consolidated Statements of Operations and Comprehensive Income include a one-time, $0.9 million charge for acquired in-process research and development related to MicroNet.

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

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                                                         Three months ended              Nine months ended
                                                                  ------------------------------     ----------------------
                                                                      Sept 30,         Sept 30,        Sept 30,    Sept 30,
                                                                       1998              1997            1998        1997
                                                                   ------------      ------------      ----------  --------
Numerator - Basic

      Net income.................................................. $      2,069      $      2,604      $    9,884 $   9,884
                                                                   ============      ============      =========  =========
Denominator - Basic

      Weighted average common stock outstanding...................       49,063            45,588         47,075     45,543
                                                                   ------------      ------------      ---------  ---------
Basic income per share............................................ $       0.04      $       0.06      $    0.21   $   0.22
                                                                   ============      ============      =========  =========
Numerator - Diluted

      Net income.................................................. $      2,069      $      2,604      $   9,884  $   9,884
                                                                   ============      ============      =========  =========
Denominator - Diluted

      Weighted average common stock outstanding...................       49,063            45,588         47,075     45,543
      Contingent shares due to acquisition........................          720                 -            253          -
      Effect of dilutive securities:
            Stock options.........................................            -               780            205        967
            Redeemable preferred stock............................        5,000                 -          1,722          -
            Convertible preferred stock...........................        5,000                 -          1,722          -
                                                                   ------------      ------------      ---------   --------
                                                                         59,783            46,368         50,977     46,510
                                                                   ------------      ------------      ---------   --------

Diluted income per share.......................................... $      0.03       $      0.06       $    0.19   $   0.21
                                                                   ============       ===========      =========   ========

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


Note 4 -- Supplemental Schedule of Cash Flow Information


                                                                                                    Nine months ended
                                                                                       ----------------------------------
                                                                                          September 30,     September 30,
                                                                                              1998              1997
                                                                                       ----------------------------------
                                                                                                  (in thousands)
            Cash payments (net of refunds received) were as follows:

      Interest................................................................         $    2,595             $    73
      Income taxes paid.......................................................                693               1,443

            Non-cash transactions were as follows:

      Issuance of common stock to acquire MicroNet............................              1,224                   -



Note 5 -- Inventories

                                                                                    September 30,       December 31,
                                                                                        1998                 1997
                                                                                    ------------         -----------
                                                                                              (in thousands)

      Raw materials...........................................................      $    8,307         $       6,686
      Work in process.........................................................           6,682                 5,424
      Finished goods..........................................................           5,687                 4,270
                                                                                    ----------         -------------
            Total.............................................................      $   20,676         $      16,380
                                                                                    ==========         =============


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

Note 9 -- Accumulated Other Comprehensive Income

         The  balances  of  each   classification   within   accumulated   other
comprehensive income are as follows:


                                                                                           Minimum           Accumulated
                                                                 Foreign                  Pension                 Other
                                                                Currency                  Liability           Comprehensive
                                                                  Items                  Adjustment               Income
                                                               ------------          ---------------        ---------------
                                                                                                (in thousands)
      December 31, 1997...................................    $      507         $         (29,608)         $     (29,101)
      Year-to-date change.................................           (81)                         -                   (81)
                                                              -----------        -------------------         -------------
      September 30, 1998..................................    $      426         $         (29,608)         $     (29,182)
                                                              ===========       ====================         =============

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

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - MicroNet Acquisition

         During the second quarter of 1998, the Company completed the acquisition of MicroNet, (the "MicroNet Acquisition"). The MicroNet Acquisition has been accounted for as a purchase, effective as of June 30, 1998, and the Company has been managing the affairs of MicroNet since that date. In connection with the MicroNet Acquisition, the Company has issued 720,000 shares of its Common Stock valued at $1.2 million and has acquired MicroNet subject to $3.5 million face amount of MicroNet redeemable junior preferred stock, notes payable of $5.5 million and other liabilities estimated at approximately $4.7 million. Assets acquired consisted of $4.3 million of current assets, $0.4 million of plant and equipment and $0.9 million of in-process research and development and other intangibles of $6.1 million. The Company has charged operations in the second quarter of 1998 with the acquired in-process research and development and has amortized intangibles, including goodwill, on a straight-line basis over 5 years. The MicroNet junior preferred stock is redeemable out of a percentage of earnings of MicroNet beginning in fiscal 1999. Due to the contingent nature of the redemption provision, no value has been ascribed to the preferred stock in determination of the purchase price. The shares of Common Stock and MicroNet preferred stock are being held in escrow pending completion of the closing date balance sheet and the resolution of other contingencies.

         Pro forma combined results of operations of the Company and MicroNet as if the acquisition had been completed at the beginning of the periods presented are as follows:


                                                                   Year ended                Nine months ended
                                                                December 31, 1997           September 30, 1998
                                                                -----------------        ---------------------
      Net sales.....................................            $       112,537              $     59,182
      Income (loss) before income taxes.............            $         1,746              $     (6,139)
      Net income....................................            $           239              $      8,639
      Income per share
            Basic...................................            $          0.01              $       0.18
            Diluted.................................            $          0.01              $       0.17

Pro forma operating results for the year ended December 31, 1997 and for the nine months ended September 30, 1998 exclude the one-time charge to operations for acquired in-process research and development. Pro forma operating results for all periods include an adjustment to record goodwill amortization.

         This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: declining sales to the government; declining sales of professional video products; potential inaccuracy of future sales and expense forecasts; effects of increased inventories; potential inability of the Company to execute its acquisition, investment, licensing and other strategies; potential inability of the Company to integrate acquired businesses, including the business of MicroNet Technology, Inc.; industry conditions; negotiation of definitive sales contracts with government agencies; future broadcast, cable and government market sales; the development of application software for its 19-millimeter products; effects of the Company's relocation of its DCRsi(TM)
manufacturing facilities to its Colorado Springs facility; possible future issuances of debt or equity securities; and potential dilution of current stockholders' equity interests; and the Company's liquidity; anticipated interest expenses and yields and risks on its invested funds. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries (collectively, "Ampex" or the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1997 Form 10-K"), and its Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 (as restated).

Results of Operations for the Three Months and Nine Months Ended September 30, 1998 and 1997

         Net Sales. Net sales declined by 12.1% to $16.0 million in the third quarter of 1998 from $18.2 million in the third quarter of 1997, and by 20.8% to $48.0 million in the first nine months of 1998 from $60.6 million in the first nine months of 1997. This decrease was due to a decline in shipments of instrumentation recorders and 19-millimeter data storage products, partially offset by the inclusion of sales by MicroNet Technology, Inc. ("MicroNet"), an acquisition completed as of June 30, 1998. See

"Mass Data Storage Products, Instrumentation Recorders and MicroNet," below. The Company's backlog of firm orders was $3.3 million at September 30, 1998. The Company typically operates with low levels of backlog, requiring it to obtain most of each period's orders in the same period that they must be shipped to customers. Historically, a small number of large orders, particularly for instrumentation products, have significantly impacted sales levels. In the first nine months of 1998, the Company responded to proposals on several large programs that have not yet been awarded. However, the Company has recently received a letter of intent and a memorandum of understanding pertaining to two government programs (see "Mass Data Storage Products and Instrumentation Recorders" below). As previously reported, the Company intends to increase net sales by introducing new products and by acquiring new businesses and making investments in companies. Because of the risks and uncertainties inherent in making acquisitions and investments, there can be no assurance that the Company will successfully be able to integrate or complete any other acquisitions or investments or that the Company will realize any financial benefit therefrom. Management believes that sales in the remainder of the year will continue to be negatively affected by the factors discussed below. Accordingly, the Company intends to control expenses to minimize the impact on the Company's results of operations.

         Mass Data Storage Products and Instrumentation Recorders. Sales of mass data storage products and instrumentation recorders and related after-market products totaled $9.8 million for the third quarter of 1998 and $35.7 million for the first nine months of 1998, and declined from the comparable periods in 1997 when sales of such products totaled $13.6 million and $48.0 million, respectively. A significant portion of the Company's product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of the Company's DST(R) and DIS(TM) products decreased in the first nine-month period of 1998, compared to the comparable period of 1997. Broader acceptance of the Company's DST products in its target markets will depend significantly on the integration and vendor support of third party application software, factors which are not within the Company's control and which, if delayed, may adversely affect DST product sales in future quarters. Additionally, to preserve competitiveness, the Company will be required to invest in improving the capabilities of its products. For example, the maximum capacity per cartridge of the initial DST tape drive was 165 gigabytes. The Company is currently delivering products with a maximum capacity of 330 gigabytes per cartridge (double density) and is accepting orders for future delivery of products with a maximum capacity of 660 gigabytes per cartridge (quadruple density).

         In October 1998, the Company received a memorandum of understanding for the purchase, subject to the exercise of certain customer options, of up to an estimated $18.4 million of DST "double density" and "quadruple density" storage systems for a government program on which the Company had previously submitted proposals. Separately, also in October 1998, the Company received a letter of intent relating primarily to the purchase of several of the Company's recently introduced DST 712 automated tape libraries for approximately $7.2 million for another government program. In both cases, deliveries would occur during the period 1999-2001. Sales of the above products are subject to the negotiation of definitive agreements and terms and conditions with the respective customers, and there can be no assurance that satisfactory contracts will be completed or that any firm orders will result.

         The Company continues to propose on additional domestic and foreign government programs. Additionally, the Company is experiencing an increase in proposal activity to customers in the broadcast and cable markets. Typically such proposals are part of larger capital projects, which involve risks or delays beyond the Company's control. Since such orders often are relatively large, the receipt or loss of a significant order can materially affect quarterly sales and results of operations.

Additionally, larger programs frequently schedule deliveries of the Company's products over an extended period. The Company does not currently anticipate that such new large programs will generate material revenue in the fourth quarter of 1998.

         MicroNet Products. Since the end of the second fiscal quarter, the Company has included the operations of MicroNet, a manufacturer of disk arrays and network attached storage products for image-based markets, including the video and commercial pre-press markets. Sales for the third quarter of 1998 totaled $3.2 million. Subsequent to the acquisition, the Company has focused MicroNet's sales and marketing efforts on its DataDock 7000(TM), a data storage product based upon redundant arrays of independent drives (RAID). The DataDock 7000 permits users to configure their disk drives to store up to 128 gigabytes of data. The addition of the DataDock 7000 complements Ampex's image-based storage products expertise by offering disk, as well as tape-based, storage solutions. The Company has begun to phase out lower-priced product lines which, in prior years, accounted for the majority of MicroNet's sales. The Company is developing a new generation of disk arrays that offer substantially improved capacity, performance and features, such as fiber channel connectivity. These products are scheduled for shipment in the first half of 1999.

         Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decrease to $2.9 million in the third quarter of 1998 from $4.6 million in the third quarter of 1997, and to $9.1 million in the first nine months of 1998 from $12.5 million in the first nine months of 1997. The Company's discontinued analog and current DCT(R) digital products are designed for existing broadcast transmission standards. The Company anticipates that sales of such products and related after-market products will continue to decline due to the establishment of new digital standards. The Company has recently made material sales of DST mass data storage products to the broadcast and cable markets and has issued proposals to several additional customers. In addition to its direct sales programs, the Company is discussing strategic marketing relationships with certain manufacturers of broadcast servers. Management believes its DST mass data storage products will in future periods comprise the majority of its sales in the broadcast and cable markets.

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

         Selling and Administrative Expenses. Selling and administrative expenses increased to $7.2 million in the third quarter of 1998 from $5.0 million in the third quarter of 1997, and decreased to $17.3 million in the first nine months of 1998 from $19.1 million in the first nine months of 1997. Expenses increased by $2.2 million in the third quarter of 1998 due to the inclusion of selling and administrative expenses of MicroNet in the consolidated results. Also an actuarial valuation of certain supplemental pension plans resulted in a charge of $0.9 million in the third quarter of 1998. The decline in the nine months of 1998 compared to the nine months of 1997 is a result of reduced patent infringement litigation expenses, as well as continued implementation of cost controls. The Company incurred $0.3 million of patent infringement litigation expenses in the first nine months of 1998, compared to $1.9 million, $1.7 million and $0.3 million of such expenses in the first, second and third quarters of 1997.

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

         Royalty Income. Royalty income was $2.2 million and $1.8 million in the third quarters of 1998 and 1997, respectively and $5.7 million and $9.1 million in the first nine months of 1998 and 1997, respectively. The decline in royalty income of $3.4 million during the nine-month period in 1998 resulted from the Company's receipt of approximately $3.7 million of nonrecurring royalties resulting from a negotiated settlement related to sales of products by the manufacturer prior to the negotiation of a license from the Company. The Company did not receive any nonrecurring royalty payments in the first nine months of 1998. The Company is currently assessing whether its patented technology is being used by manufacturers of video games, DVD recorders and digital television receivers. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers.

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

         Restructuring Charges (Credits). The Company recorded a net restructuring credit in the third quarter of 1998 of $0.3 million and net restructuring expense of $2.5 million in the first nine months of 1998. The Company recorded a restructuring credit of $1.0 million in the third quarter and first nine months of 1997. The charge of $2.5 million in the first nine months of 1998 includes a charge of $3.3 million incurred in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction, offset by a credit of $0.8 million related to the termination of the lease of one of its buildings at its Redwood City, California facility. The relocation is expected to reduce operating costs by up to $5.0 million annually. These savings may be offset in whole or in part by increases in marketing expenses or other factors. The Company expects to implement the relocation in various phases through the first half of 1999 and may record additional charges in connection with these plans.

         Operating Income (Loss). The Company incurred an operating loss of $2.2 million in the third quarter of 1998 (which included an operating loss by MicroNet of $0.6 million), and reported operating income of $2.1 million in the third quarter of 1997. The operating loss in the third quarter of 1998 was primarily due to the decline in sales of Ampex products, and an additional provision resulting from an actuarial valuation of certain supplemental pension plans. The Company generated an operating loss of $4.3 million in the first nine months of 1998, and reported operating income of $8.9 million in the first nine months of 1997. The decline in operating income in the first nine months of 1998 resulted from a reduction in nonrecurring royalty income of $3.7 million, a charge of $0.9 million for acquired in-process research and development, a provision for restructuring of $2.5 million and an actuarial valuation reserve of $0.9 million. In addition, in the first nine months of 1998, operating income was negatively affected by a decline in net sales, offset by reduced patent infringement litigation and other operating expenses from 1997 levels.

         Interest Expense. Interest expense increased between the comparison periods due to the issuance of the Company's outstanding 12% Senior Notes due 2003 (the "12% Senior Notes") in January and July 1998. See "Liquidity and Capital Resources -- Financing Transactions" and Note 10 of Notes to Unaudited Consolidated Financial Statements.

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

         Net Income. The Company reported net income of $9.9 million in the first nine months of 1998 compared to $9.9 million in the first nine months of 1997, primarily as a result of the factors discussed above under "Operating Income (Loss)" and "Provision for Income Taxes."

Liquidity and Capital Resources

         Cash Flow. At September 30, 1998, the Company had cash and short-term investments of $61.2 million and working capital of $74.2 million. At December 31, 1997, the Company had cash and short-term investments of $41.8 million and working capital of $44.6 million. The increase in cash and short-term investments in the 1998 period reflects the receipt of approximately $42.2 million of net proceeds from the Company's January and July 1998 issuance of its 12% Senior Notes, offset primarily by an investment of $8.4 million in working capital for MicroNet, increased accounts receivable and inventories of $2.6 million and $3.8 million, respectively, and cash payments of accrued liabilities and accrued restructuring of $7.0 million. The Company's operating activities utilized cash of $14.6 million during the nine months of 1998 and utilized cash of $2.0 million during the first nine months of 1997, primarily for the reasons discussed above. The increase in inventories over year-end 1997 levels arose primarily in anticipation of disruptions that may result from the phased relocation of manufacturing operations to its Colorado Springs facility. The Company expects that 1998 inventory levels will remain higher than in 1997 periods until this relocation has been completed. Any increased investment in inventories may expose the Company to an increased risk of inventory write-offs in future periods. The increase in accounts receivable during the first nine months of 1998 over year-end 1997 levels primarily was due to the sale of Ampex products to government agencies in the United Kingdom and Germany, which are not due for payment until the fourth quarter of 1998.

         Major items impacting net income in 1998, which did not generate or use cash included a $5.2 million favorable settlement of disputed state income taxes, $10.1 million favorable resolution of prior years' foreign tax contingencies, the recording of $0.9 million for acquired in-process research and development as a result of the acquisition of MicroNet and $0.9 million for an actuarial revaluation reserve.

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

Readiness for Year 2000

         Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in just over one year the Systems used by many companies may need to be modified to comply with year 2000 requirements. The Company relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. The Company also relies on the external Systems of its suppliers and other organizations with which it does business.

         The Company is currently reviewing all of its products, as well as its internal use of Systems, in order to identify and modify those products and Systems that are not year 2000 compliant. To accomplish this the Company has established a Year 2000 Compliance Committee that is investigating the impact of the year 2000 on the Company's business. The Committee's membership includes representatives involved in all major functions of the Company. Its charter is to identify all Systems that, if not in compliance, could adversely affect the Company's business. For critical Systems that are found not to be in compliance, the Committee will develop a plan, including a budget for associated costs, to ensure compliance before the year 2000. The Committee has nearly completed its assessment and it has determined that many of the Company's Systems, such as its manufacturing Systems, are in compliance as are all of the products currently offered for sale by the Company. Other Systems, such as its financial Systems and some engineering management Systems, currently do not comply but are expected to be modified in early 1999 so that they are compliant. There can be no assurance, however, that the Company will not be required to reevaluate its assessments should it become evident that any Systems previously determined to be in compliance are not yet fully compliant. The Company has also sent questionnaires to major suppliers to assess the status of its year 2000 compliance, as it relates to the Company. To date, no material issue has been identified in any of the other Systems used or relied upon by the Company and the cost of bringing the non-compliant Systems into compliance by early 1999 has not been, and is not expected to be, greater than $1.0 million.

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

         Ampex has previously reported that it has been engaged since late 1995 in patent infringement litigation with Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. regarding the manufacture of certain video and data recording products and television receivers. A description of this litigation is included under the caption "Legal Proceedings" in the 1997 Form 10-K. Since the filing of that report, the Court of Appeals for the Federal Circuit has issued a decision denying Ampex's appeal of the adverse ruling of the United States District Court in Delaware. As previously disclosed, no income from the jury's earlier damage award has been recorded in the company's financial statements.

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

         Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to five contaminated sites that have been designated as Superfund sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in seven environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California, and one Superfund site in Monterey, California where the Company has already entered into a deminimis settlement agreement with the EPA. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four remaining Superfund sites) are associated with the operations of the Company's former magnetic tape subsidiaries (collectively, "Media"). Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites.

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

                                        AMPEX CORPORATION


Date:  March 8, 1999                    /s/ EDWARD J. BRAMSON
                                        ------------------------------------
                                        Edward J. Bramson
                                        Chairman and Chief Executive Officer



Date: March 8, 1999                     /s/ CRAIG L. McKIBBEN
                                        ------------------------------------
                                        Craig L. McKibben
                                        Vice President, Chief Financial
                                        Officer and Treasurer

                                AMPEX CORPORATION

                        FORM 10-Q/A FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

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