Form 10-K
period 1998-12-31
AMPEX CORP /DE/
filed 1999-03-26
CIK 887433

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to ________
                           Commission File No. 0-20292

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of January 29, 1999 was approximately $180,244,785, based on a price of $4.375 per share, which was the closing price of the Registrant's Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of common stock outstanding.

As of January 29, 1999 there were 49,796,647 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                                AMPEX CORPORATION
                                    FORM 10-K
                          Year Ended December 31, 1998
                                      INDEX

                                                                                                                               Page




   PART I                                                                                                                        1

   ITEM 1.           BUSINESS                                                                                                    1
   ITEM 2.           PROPERTIES                                                                                                 22
   ITEM 3.           LEGAL PROCEEDINGS                                                                                          23
   ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        23
   ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT                                                                       23

   PART II                                                                                                                      24

   ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS                                                                                     24
   ITEM 6.           SELECTED FINANCIAL DATA                                                                                    25
   ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                                                                     25
   ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK                                                                                       34
   ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                35
   ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE                                                                     35

   PART III                                                                                                                     35

   ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                                            35
   ITEM 11.          EXECUTIVE COMPENSATION                                                                                     35
   ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT                                                                                              35
   ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                             35

   PART IV                                                                                                                      36

   ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
                      8-K                                                                                                       36
                     SIGNATURES AND POWER OF ATTORNEY                                                                           42


                                     PART I

ITEM 1.    BUSINESS

Introduction

         Ampex Corporation ("Ampex" or the "Company") is a leader in the design and manufacture of high performance scanning recording devices and digital image processors. Its specialized recording products are used for the acquisition of data at high speeds under difficult conditions, such as those in aircraft, and for the storage of mass computer data, especially images. The Company has significant experience in digital image processing and has approximately 1,000 patents and patent applications in this field and in recording technology, from which it has derived significant licensing income. The Company's principal licensees are the manufacturers of consumer video products worldwide. Ampex is currently working to utilize its experience in digital video to expand into new lines of business related to the world wide web through internal projects, acquisitions and strategic investments.

         Ampex conducts its business operations primarily through its subsidiaries, Ampex Data Systems Corporation ("Data Systems" or "ADSC"), which manufactures its tape-based data storage, instrumentation and video products, and MicroNet Technology, Inc., which manufactures its disk arrays and related storage products for image-based markets such as the video and commercial pre-press markets. Since the end of the second fiscal quarter of 1998, Ampex's results of operations have included the operations of MicroNet, which the Company acquired effective June 30, 1998. The addition of the MicroNet product line complements Ampex's image-based storage products expertise by offering disk, as well as tape-based, data storage solutions.

         The principal product groups are Data Systems' mass data storage and instrumentation products and its professional video and other products and MicroNet's disk array computer storage products. The mass data storage and instrumentation products group includes (i) 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and after-market equipment; and (ii) data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and after-market equipment. The Company's professional video and other products group includes primarily its DCT video recorders and image processing systems and related tape products and television after-market equipment. The Company's disk storage products primarily include its DataDock and Genesis disk array systems.

         Data Systems' DST tape drives and robotic library systems for computer mass data storage offer rapid data access times, high-speed data transfer rates and low cost per megabyte of storage. Ampex DIS instrumentation recorders allow users to record instrumentation data on DST tape cartridges, so that the data can be used in a computer environment as well as in an instrumentation environment. Data Systems' DCRsi instrumentation recorders are designed for demanding aeronautical applications such as commercial and military flight testing, as well as other applications involving comparable data-gathering challenges in extreme environments. Data Systems' DCT video recording products have been developed for high-end digital component recording applications in entertainment and imaging markets. MicroNet's DataDock and Genesis disk drives are computer data storage systems based upon redundant arrays of independent drives (RAID), which permit users to configure their disk drives to store up to one terabyte of data. These products are more fully described below under "Products."

         During its 55-year history, Ampex has developed extensive technical expertise in electronic storage, processing and retrieval of digital images. The Company participates at the high end of the video market with its DCT broadcast video products, which pioneered the use of digital image compression in the professional television industry. The major market for video technology is in consumer products. Ampex has licensed its patents for the consumer market since 1968. In the years 1993 through 1998, the Company's licensing income averaged $15.4 million per year, and in fiscal 1998 totaled $10.6 million. Royalty income has fluctuated materially from year to year and there is no assurance that Ampex will continue to generate comparable levels of licensing income in future years.

         In order to facilitate its plans to participate in world wide web related markets, Ampex recently acquired ownership positions in three companies providing electronic commerce support, production and distribution of video over the Internet using streaming technology. See "Recent Developments" below. Ampex's objective is to acquire or build Internet video production and distribution capabilities in several major U.S. and foreign cities and to distribute their content over the Internet. The Company's plan for its Internet businesses to become profitable will require them to sell video advertising and eventually to sell products electronically to customers who are viewing the content. Ampex believes that its experience in digital video can be an asset in expanding into this new business area, but any such new venture carries a substantial risk of loss, and can be expected to be unprofitable for a substantial period of time. See "Risk Factors - Risks of Internet Video Strategy."

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

Recent Developments

           In September 1998, the Company acquired approximately 19.9% of Reiter Associates Inc. ("Reiter") with options to acquire a majority interest in the future. Reiter is a provider of turnkey electronic commerce support, web hosting and Internet consulting and monitoring services for enterprises that use the world wide web. Subsequent to year-end, Ampex announced its intention to exercise its option to acquire a majority interest in Reiter.

           In January 1999, the Company announced it had purchased approximately 19.9% of the capital stock of TV onthe WEB, Inc. ("TV onthe WEB"), a provider of webcasting services and producers of compressed video content for delivery over the world wide web.

           In February 1999, the Company announced it had purchased approximately 19.9% of the capital stock of Alternative Entertainment Networks, Inc. ("AENTV"), a producer and aggregator of streaming video content for delivery over the world wide web.

           The Company has options to acquire majority interests in each of TV onthe WEB and AENTV, but until such time as it elects to exercise such options the Company will account for the investments using the cost method. There can be no assurance that the Company will exercise the options to acquire majority interests in either TV onthe WEB or AENTV or, if it does, can successfully integrate the acquired businesses or realize any financial benefit therefrom. The Company currently anticipates that its Internet affiliates may incur operating losses in the future, which could have a negative impact on the Company's consolidated results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Three Years Ended December 31, 1998."

Forward-Looking Statements

         This Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under "Risk Factors", below. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.


Risk Factors

Risk of Increased Leverage

           In January and July of 1998, Ampex issued a total of $44 million principal amount of 12% Senior Notes due 2003. As a result, Ampex's total debt increased significantly from the level at December 31, 1997, which was not material. Pending utilization of the net proceeds of the Senior Notes, the Company has temporarily invested these proceeds in cash equivalents, including government securities, High Yield mutual funds and U.S. corporate securities. The interest received on these investments has been, and is expected to continue to be, substantially less than the interest payable on the Notes. In order to minimize the difference between the interest currently received on these investments and the interest payable on the Senior Notes, Ampex has invested a significant portion of the Senior Notes proceeds in securities with higher yields, longer terms and lower credit quality than U.S. government securities. The Company may also engage in various transactions in derivative securities although it has not done so to date.

           As of December 31, 1998, Ampex had outstanding approximately $44.0 million of total borrowings. The degree to which Ampex is leveraged, and the types of investments it selects, could have important consequences to investors, including the following:

           o a substantial portion of Ampex's consolidated cash flow from operations must be dedicated to the payment of the principal of and interest on outstanding indebtedness, and will not be available for other purposes;

           o Ampex's ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired, or such financing may not be available on terms favorable to Ampex;

           o Ampex may be more highly leveraged than its competitors, which may place it at a competitive disadvantage;

           o Ampex's leverage may make it more vulnerable to a downturn in its business or the economy in general;

           o investments in securities with lower credit quality or longer maturities could subject Ampex to potential losses due to nonpayment or changes in market value of those securities, and transactions in derivative securities could expose Ampex to losses caused by stock market fluctuations; and

           o the financial covenants and other restrictions contained in the Senior Note indenture and other agreements relating to Ampex's indebtedness will restrict Ampex's ability to borrow additional funds, to dispose of assets or to pay dividends on or repurchase preferred or common stock.

           Ampex expects that cash balances and cash flow from operations will be sufficient to fund anticipated operating expenses, capital expenditures and debt service requirements as they become due, at least through the current fiscal year. There can be no assurance, however, that the amounts available from these sources will be sufficient for such purposes. No assurance can be given that additional sources of funding will be available if required or, if available, will be on satisfactory terms. If Ampex cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing Ampex's indebtedness, or seeking additional equity capital. There can be no assurance that any of these strategies will be successful or that they will permitted under the Senior Note Indenture.

           Ampex derives a substantial portion of its operating income from subsidiaries. Accordingly, Ampex will be dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including the payment of principal and interest on the Senior Notes. The ability of Ampex's subsidiaries to pay such dividends will be subject to, among other things, the terms of any debt instruments of the subsidiaries then in effect and applicable law.

Risk of Continuing Sales Decline; Anticipation of Future Losses

           In recent years, Ampex's net sales have declined materially. These declines primarily reflect declines in sales to U.S. and foreign government agencies and defense contractors of Data Systems products, which are material to operating results. These government agencies and contractors have experienced continued pressure to reduce spending, which has particularly affected Data Systems' sales to government contractors of its DCRsi instrumentation recorders, which have generally been more profitable than its data storage and video recording products. Sales of professional television and after-market products are also expected to decline as a result of the announcement of new digital television transmission standards.

           In response to declining sales of these products, Ampex has been seeking to expand its products and services, including through acquisitions. Ampex has also instituted, and will continue to implement, cost reduction programs. However, there can be no assurance that any of these strategies will be successful, or that Ampex will be able to reverse recent sales declines.

           Ampex currently anticipates that it is likely to report losses in the first half of 1999 and depending on the results and timing of its acquisition and cost reduction strategies, such losses could be incurred for subsequent periods and for 1999 as a whole.

Risks Associated with Acquisition Strategy

           In order to expand Ampex's products and services, Ampex has made, and is considering making, acquisitions of, and/or investments in, other business entities, including businesses not related to its historical lines of business. See "Business-Recent Developments". Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. In order to pay for future acquisitions, Ampex may have to:

           o issue additional equity securities, which would dilute the ownership interest of existing Ampex shareholders;

           o      incur additional debt; and/or

           o amortize goodwill and other intangibles or incur other acquisition-related charges, which could materially impact earnings. Ampex's results of operations for fiscal 1998 reflect charges of $1.5 million for acquisition-related expenses and write-offs.

           Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with Ampex and/or each other's operations. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex may make investments in companies in which it has less than a 100% interest. Such investments involve additional risks, including the risk that Ampex may not be in a position to control the management or policies of such entities, and risks of potential conflicts with other investors. Ampex has invested in companies that are in the early stage of development and may be expected to incur substantial losses. Ampex's financial resources may not be sufficient to fund the operations of such companies. Accordingly, there can be no assurance that any acquisitions or investments that Ampex has made, or may make in the future, will result in any return, or as to the timing of any return, Ampex could lose all or a substantial portion of its investments.

Risks Associated with Internet Video Strategy

           Ampex's strategy to expand its Internet video businesses involves special risks in addition to the risks of acquisitions generally described above. Such risks include, but are not limited to:

           o future demand for the services of Ampex's Internet affiliates and their ability to obtain and manage resources for growth from their present size and to become profitable;

           o Ampex's ability to transfer audio or video technology to Internet-based applications;

           o future demand for Internet-based audio, video and e-commerce services;

           o uncertainties as to the future availability of high-speed Internet access;

           o the introduction of new or enhanced Internet video products or services by competitors; and

           o the ability of Ampex or its Internet affiliates to obtain the managerial, technical and other resources necessary to provide such services or to do so while generating a profit.

           If Ampex's strategy for the development of Internet-based activities is implemented, it is likely that significant expenses would be incurred which would cause the Company to report material losses in the future. Such losses could negatively affect the price of the Company's securities in future periods, and could require it to seek additional capital, which may not be available on satisfactory terms or at all.

Fluctuations in Royalty Income

           Ampex's results of operations in certain prior periods reflect the receipt of significant royalty income, including material non-recurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is not possible to predict the amount of royalty income Ampex will receive in the future. Royalty income has historically fluctuated widely due to a number of factors that Ampex cannot predict, such as the extent to which third parties use its patented technology, the extent to which it must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities.

           The costs of patent litigation can be material. The institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by Ampex of patents held by third parties or seeking to invalidate patents held by Ampex. Moreover, there is no assurance that Ampex will continue to develop patentable technology that will be able to generate significant patent royalties in future years to replace patents as they expire. Ampex's royalty income fluctuates significantly from quarter to quarter and from year to year, and there can be no assurance as to the level of royalty income that will be realized in future periods.

Fluctuations in Operating Results

           Ampex's sales and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect Ampex's operating results, some of which are outside of the Company's control, including:

           o      customer ordering patterns;

           o      availability and market acceptance of new products;

           o      timing of significant orders and new product announcements;

           o      order cancellations; and

           o      receipt of royalty income.

           Data Systems' revenues are typically dependent upon receipt of a limited number of customer orders involving relatively large dollar volumes and are difficult to forecast in any given fiscal period. Results can also be significantly affected by any acquisitions or material investments that Ampex may elect to make in a given quarter. Therefore, its results may fluctuate significantly from quarter to quarter and from year to year. Results of a given quarter or year may not necessarily be indicative of results to be expected for future periods. In addition, fluctuations in operating results may negatively affect Ampex's debt service coverage, or its ability to issue debt or equity securities should it wish to do so, in any given fiscal period. Material fluctuations in Ampex's results in future periods could have a material adverse effect on the price of the Company's Common Stock.

Seasonality and Backlog

           Sales of most of Ampex's products have historically declined during the first and third quarters of the fiscal year, due to the seasonal procurement practices of Ampex's customers. A substantial portion of Ampex's backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter.

Rapid Technological Change and Risks of New Product Development

           All the industries and markets from which Ampex derives revenues, directly or through its licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that Ampex spend substantial amounts for the research, development and engineering of new products and advances to existing products. No assurance can be given that Ampex's existing products and technologies will not become obsolete or that any new products or technologies will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products, could have a material and adverse effect on its sales and results of operations in the future. The development and introduction of new technologies and products are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard.

Competition

           Ampex encounters significant competition in all its product markets. Many of its competitors have greater resources and access to capital than the Company. In the mass data storage market, Ampex competes with a number of well-established competitors such as IBM Corporation, Storage Technology Corporation, Exabyte Corporation and Quantum Corporation, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. For example, Sony Corporation has entered this market with storage products based on its video recording technology. In addition, price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Ampex's DST products.

           In the instrumentation market, Ampex competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony, Loral Data Systems, Datatape Incorporated and Metrum Incorporated. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined.

           MicroNet's competitors include both large companies such as EMC Corporation, Data General Corporation and IBM and other small system integrators. There is no assurance that MicroNet will be able to compete successfully in these markets in the future.

           The market for Internet products and services is highly competitive and characterized by multiple competitors and low barriers to entry. Although Ampex believes that its Internet video strategy is differentiated from its competitors, Ampex holds no proprietary technology and is not in a position to achieve dominance in any market segment of the Internet. In addition, the market for Internet advertising and electronic commerce, upon which Ampex's Internet operations will be partially dependent to achieve ultimate profitability, is intensely competitive and Ampex believes that competition in this field will intensify.

Dependence on Certain Suppliers

           Ampex purchases certain components from a single domestic or foreign manufacturer. Significant delays in deliveries or defects in such components could adversely affect Ampex's manufacturing operations, pending qualification of an alternative supplier. In addition, Ampex produces highly engineered products in relatively small quantities. As a result, Ampex's ability to cause suppliers to continue production of certain products on which it may depend may be limited. Ampex does not generally enter into long-term raw materials or components supply contracts.

Risks Related to International Operations

           Although Ampex significantly curtailed its international operations in connection with the restructuring of its operations in 1993, sales to foreign customers (including U.S. export sales) continue to be significant to Ampex's results of operations. International operations are subject to a number of special risks, including limitations on repatriation of earnings, restrictive actions by local governments, and fluctuations in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulation and restrictions imposed by U.S. government agencies. Fluctuations in the value of foreign currencies can affect Ampex's results of operations. Ampex does not normally seek to mitigate its exposure to exchange rate fluctuations by hedging its foreign currency positions.

           In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. Some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized. As a result, companies operating or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro. Ampex is currently assessing the effect the introduction of the Euro will have on its internal accounting systems and the potential sales of its products. Ampex will take appropriate corrective actions based on the results of such assessment. Ampex has not yet determined the costs related to addressing this issue. This issue and its related costs could materially and adversely affect Ampex's business.

Volatility of Stock Price

           The trading price of Ampex's Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

           o      quarterly fluctuations in operating results;

           o announcements of new product introductions by Ampex or its competitors;

           o reports and predictions concerning the Company by analysts and other members of the media;

           o issuances of substantial amounts of Common Stock in order to redeem outstanding shares of its Preferred Stock; and

           o      general economic or market conditions.

           The stock market in general, and Internet companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. These broad market and industry fluctuations may adversely affect the price of Ampex's Common Stock, regardless of its operating performance.

Dependence on Key Personnel

           Ampex is highly dependent on its management. Ampex's success depends upon the availability and performance of key executive officers and directors. The loss of the services of key persons could have a material adverse effect upon Ampex. Ampex does not maintain key man life insurance on any of these individuals.

Anti-Takeover Consequences of Certain Governing Instruments

           Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which had an aggregate liquidation value of approximately $63.7 million at December 31, 1998, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. These provisions could have anti-takeover effects by making an acquisition of Ampex by a third party more difficult or expensive in certain circumstances.

Nonpayment of Dividends

           Ampex has not declared dividends on its Common Stock since its incorporation in 1992 and Ampex has no present intention of paying dividends on its Common Stock. Ampex is also restricted by the terms of certain agreements and of the outstanding Preferred Stock as to the declaration of dividends.

Dependence on Licensed Patent Applications and Proprietary Technology

           Ampex's success depends, in part, upon its ability to establish and maintain the proprietary nature of its technology through the patent process. There can be no assurance that one or more of Ampex's patents will be successfully challenged, invalidated or circumvented or that it will otherwise be able to rely on such patents for any reason. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with Ampex's ability to make, use and sell its products either in the United States or in foreign markets. If any of Ampex's patents are successfully challenged, invalidated or circumvented or its right or ability to manufacture products were to be proscribed or limited, Ampex's ability to continue to manufacture and market its products could be adversely affected, which would likely have a material adverse effect upon Ampex's business, financial condition and results of operations.

           Litigation may be necessary to enforce Ampex's patents, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by or otherwise involving Ampex may require Ampex to incur substantial legal and other fees and expenses and may require some of its employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings.

Environmental Issues

           Ampex's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. Ampex has been named from time to time as a potentially responsible party by the United States Environmental Protection Agency with respect to contaminated sites that have been designated as "Superfund" sites, and are currently engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off Company facilities. There can be no assurance Ampex will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on Ampex in the future.

Readiness for Year 2000

           Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in just under one year the Systems used by many companies may need to be modified to comply with year 2000 requirements. Ampex relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. Ampex also relies on the external Systems of its suppliers and other organizations with which it does business. Based on a review of its Systems and the nature of the corrections needed to make the Systems compliant, the Company believes there is minimal risk that the Systems will be non-compliant on January 1, 2000. However, despite the efforts thus far to address the year 2000 impact, the Company cannot guarantee that all internal and external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

Products

         As stated above in "Introduction," the Company's principal product groups are its Data Systems' mass data storage and instrumentation products (including DST, DIS, DCRsi) and professional video and other products (including
DCT), and its MicroNet products (including DataDock, Genesis, FibreFlex, Premier). For information concerning net sales for each product group, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Data Systems' Products

           19-millimeter Products. In 1992, Ampex entered the high-performance mass data storage market with its DST series of 19-millimeter data storage products, including tape drives and robotic library systems. Based on its own evaluation and that of outside sources, the Company believes its DST and DIS mass data storage product offer a price/performance advantage over alternative magnetic, optical, solid-state or disk-based storage systems now available, providing fast data access times, rapid data transfer rates and low cost per megabyte of storage.

         Access time is one of the most important sustainable advantages of DST products compared to alternative tape-based storage systems. Older tape-based storage products achieve low-cost storage but trade off accessibility; since the data stored is not available for most online or near-online applications, such systems are generally limited to back-up and archival storage applications. DST products, in contrast, combine low storage cost per megabyte with fast access to rapidly transferable information. DST products use software logic that enables a library or even a single tape drive to organize information using partitions, much as disk drives do. Individual segments can then be accessed quickly and updated independently. This proprietary Ampex technology, introduced in 1994, gives DST products the performance of a digital tape drive and the efficiency and access speed of partitioned memory. DST systems also provide rapid data transfer rates that exceed the speed of other mass storage products such as optical disks, allowing a user to download stored information to a computer at a sustained rate of 15 megabytes per second ("MB/sec "), with an option available to increase to a rate of 20MB/sec.

         DST and DIS tape drives use core technology developed by Ampex for its digital video recorders. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 25 to 165 gigabytes ("GB") per cartridge in single density format and from 50 to 330GB per cartridge in double-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from
1.2 to 12.8 terabytes ("TB") of storage capacity while occupying only a fraction of the floor space required by competing storage systems. The Company plans to announce the availability of expansion modules which can expand DST library storage capacity in virtually unlimited increments.

         Ampex's single-density DST product line currently includes the DST 310 tape drive, the DST 410 automated cartridge library and the DST 810 automated library system. The DST 310 is a single cartridge tape drive that provides convenient and fast backup for applications such as large databases or disk arrays. The DST 310 is capable of accepting 25GB, 75GB and 165GB cartridges. The DST 410 automated cartridge library is an entry-level library with a storage capacity of up to 1.2TB in less than eight square feet of floor space. The DST 810 automated library is designed to combine from one to four tape drives, and features a storage capacity of 6.4TB. The DST 810 library system is optimized for large file size applications and, accordingly, is suited for image-based document storage, medical records, news archives, oil and gas seismic data and CAD/CAM image data, as well as potential video-on-demand applications. These products can deliver a sustained rate of 15MB/sec across a SCSI-2 interface, search speeds of up to 1600MB/sec, an average access time of less than 16 seconds and capacity of up to 165GB on a single cartridge.

         The Company also offers "double-density" versions of its 19-millimeter data storage product line. The DST 310, DST 410 and DST 810 products are all available with double-density storage capacity, as the DST 312, DST 412 and DST 812 products, respectively. The DST 312 tape drive can hold 50GB, 150GB and 330GB cartridges, and the DST 412 library can store up to 2.4TB of data. The DST 812 library system can store 12.8TB of data at a cost of approximately $.02 per megabyte. Although the new versions are intended to enhance the performance of the Company's data storage products, the Company believes that the availability of these new versions has contributed to the decline in sales of the Company's existing 19-millimeter data storage products. Ampex is currently working to double the per-cartridge capacity of its mass data storage products again (quad-density) which, if successful, could permit the storage of as much as 660GB of data on a single cartridge. The Company believes that this will enable it to maintain its relative cost advantage as per-megabyte costs of competing storage technologies, such as disk drives, continue to decline. There can be no assurance that these efforts will be successful or, if they are, that future sales will not be adversely affected if the Company experiences any product development delays or transition difficulties. (Subsequent references to storage capacity of the Company's mass storage products in this Form 10-K refer to the Company's new double-density versions unless the context otherwise specifies.)

           In 1998, the Company began shipping a new medium-sized library product, the DST 712, which has a maximum storage capacity of 5.8TB in 7.5 square feet of space and can accommodate one or two tape drives. This automated tape library product was designed to fill the gap between the Company's DST 412 and DST 812 products. The Company also plans to announce its intention to offer expansion modules for the DST 712 and DST 812 products, which will permit additional storage capacity for those products on a cost-efficient, incremental basis.

         Although the Company believes that its DST drives and library systems offer significant advantages over competitive systems, there are a variety of risks involved in this product line. The Company's DST products incorporate a proprietary magnetic tape format that is not compatible with current industry standard formats. The Company has not licensed its tape format to other manufacturers and as such is the sole source of these products. In addition, other factors relating to the markets for these products and to competition in these markets may affect future sales of DST products. See "Markets - Mass Data Storage and Instrumentation Products," " - Distribution and Customers," " - Competition, " and " - New Product Development and Industry Conditions."

         The Company's principal instrumentation products currently are the DIS 120i and DIS 160i instrumentation/data recorders and the DIS 220i automated instrumentation/data library. The Company's DIS products are designed for mass storage of instrumentation data. These recorders use the same 19-mm helical scan recording technology used in the Company's DST products. Data from DIS recorders can also be stored on DST cartridges, placed in DST libraries and accessed using DST tape drives, so that all the benefits of DST mass storage products are available, including rapid, random access to the data for subsequent processing. The DIS 120i and 160i drives have capacities of 25, 75 or 165GB (depending on the DST cartridge used) and record/reproduce rates of 120 megabits ("Mb") and 160Mb per second, respectively. The DIS 220i automated library, which is the instrumentation version of the DST 410 library, can hold up to 1.2TB of data. The Company introduced double-density versions of each of its DIS recorders at the time it similarly upgraded its DST product line.

         Data Acquisition/Instrumentation Products. Ampex has been well established for a number of years as a supplier of instrumentation recorders. Ampex has supplied these recorders primarily to government agencies for use in data collection, satellite surveillance and defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Ampex instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on many foreign aircraft. The Company believes they are well suited to these demanding aeronautical application and other applications involving comparable data-gathering challenges in extreme environments, because of their unmatched performance and reliability.

         The Company's principal data acquisition/instrumentation products currently are the DCRsi 240, DCRsi 107 and DCRsi 75 digital instrumentation recorders. The DCRsi recorders are rugged, highly-reliable and compact recorders that permit uninterrupted data capture over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48GB of data at a record/reproduce rate of up to 240 megabits ("Mb") per second. The DCRsi 107 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 107Mb per second. During 1995, the Company introduced the DCRsi 75 recorder, a lower cost DCRsi model with a record-reproduce rate of 75Mb per second. Shipments of DCRsi 75 recorders commenced in 1996.

         A significant portion of data acquisition and instrumentation recorder sales reflect purchases by the federal government, which can be subject to significant fluctuations. See "Markets - Data Acquisition/Instrumentation Recorders." In addition, other factors relating to the markets for the Company's instrumentation products and to competition in these markets may affect future sales of these products. See "Distribution and Customers, Competition," and "New Product Development and Industry Conditions."



           Professional Video Recording and Other Products. Data Systems' DCT products, which employ a 19-millimeter digital component video recorder format, are designed primarily for use in high-quality post-production applications. DCT products record in a digital component format compatible with "CCIR-601," a worldwide signal standard for digital component television equipment. The DCT 1700d digital tape drive is designed for high-end performance, as its output is not subject to signal degradation even during complex layering and special effects sequences. In order to process the higher data volume involved in digital component recording, DCT recorders employ data compression techniques.

         Data Systems also offers a variety of switchers and systems products as part of the DCT product line, including digital special effects systems and production switchers, that are used in connection with the production of television programming. These products focus on the online segment of the professional television industry. Online operations typically require equipment to operate at high speeds and require the highest picture quality. In order to process video signals at the required speeds, Ampex's products employ advanced proprietary signal processing and other electronic technologies, many of which are also used in the Company's data storage digital recorder systems. Ampex's switchers and systems products also incorporate advanced filtering techniques and incorporate significant special purpose software to manipulate, generate or combine video signals.

         In the period 1992 to 1994, the Company discontinued sales of many older (primarily analog) recorders, switchers and systems products, which contributed to the decline in sales for this product group in recent years. Sales levels have also been adversely affected by changes in the traditional markets for the Company's professional video products and by the reduction in the Company's distribution network for these products. See "Markets - Professional Video Recording Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operation, - Results of Operations for the Three Years Ended December 31, 1998 - Professional Video Recording and Other Products." In 1998, 1997 and 1996, sales of these products consisted almost exclusively of DCT video recorders and image processing systems. In view of the recent announcement of standards for the digital transmission of television signals, Ampex believes it is unlikely that such special purpose video products will continue to be sold in material quantities. Accordingly, the Company expects that its sales of products in this market will be limited to after-market products and services, and that such sales will continue to decline in future years. Certain of the Company's DST and DIS products have been used in professional video recording markets, and the Company believes that the potential for increased sales of its 19-millimeter products in these markets could help to offset the decline in sales of its DCT products, but there can be no assurance that this will occur.

         Data Systems' other products are currently almost entirely television after-market products (including spare parts) relating to television products that the Company now manufactures, or that it manufactured in prior periods and continues to support. After-market activities have declined as a percentage of net sales in recent years as the Company has narrowed its professional television product line, and many of the products that have historically generated a significant portion of these net sales (including Betacam small-format recorder after-market products, turnkey studio facilities, mobile vans, computer core memory products and refurbished equipment accepted as trade-ins, on new equipment sales) have been discontinued. Other products also include the sale of a limited number of integrated circuits. See "Markets - Components" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Three Years Ended December 31, 1998 - Professional Video Recording and Other Products."

MicroNet Products

         MicroNet products are grouped by product families described below. MicroNet offers a wide variety of storage solutions targeted at image-based creative professional markets, including principally digital pre-press and digital video editing.

         DataDock. DataDock transportable storage systems provides a high level of performance, flexibility and safe removable operation available for desktop systems.

         DataDock and DataDock 525 storage systems were developed for use in the publishing and collaborative content-creation markets where sharing of large data files is integral to the workflow process. Available drive modules range from hard disk drives, CD recorders, DVD-RAM and tape backup devices to high performance disk arrays. DataDock products can be used with many computing platforms and operating systems including Windows 95/98, NT, Mac OS, Sun Solaris and SGI IRIX.

         DataDock 7000 RAID storage systems provide platform and operating systems interdependence combined with DataDock features in a self-contained RAID system with capacities up to 250GB. DataDock 7000 systems were designed for small to medium companies requiring a high performance mid-capacity RAID storage system. The DataDock 7000 is scalable and can incorporate backup devices in the unit in order to provide self-contained RAID storage and archive solution.

         Genesis. MicroNet believes that many of its customers are migrating to higher bandwidth internal networks requiring larger storage capabilities. The Genesis RAID Systems have been developed in response to this trend. These products incorporate many of the features of the DataDock 7000 product line and can operate on a fibre channel interface.

         The Genesis product line includes three scalable products defined by capacity, interface and feature set. All are platform independent, fibre channel-ready.

         Genesis includes redundant RAID controllers for added security and a web-based GUI (graphical user interface) for easier system management.

         Genesis integrates dual FibreBridge technology allowing Genesis to achieve high-speed fibre channel connectivity for integration in a Storage Area Network (SAN), offering up to one terabyte of storage.

         FibreFlex. FibreFlex is a complete, multi-platform compatible fibre channel SAN that enables workgroups to achieve fast network access and was designed as the next generation of connectivity for companies that work with large data and graphic image files.

         By integrating fibre channel switches, hubs and host adapters with Genesis RAID system and file level data management software, MicroNet FibreFlex allows multiple users to simultaneously access large data or graphics files without typical network slowdown. By centralizing data and providing file level data access, FibreFlex eliminates data copying time and provides true version control, which MicroNet feels surpasses other Fibre networks that allow only volume level access. User productivity is significantly increased in multi-project, multi-user environments.

         Premier Products. MicroNet Premier products provide users with cost-effective backup and archive options for MicroNet disk array and RAID systems. MicroNet Premier products have been designed to complement DataDock and Genesis product lines and represent complete backup and archive solutions which include the latest third party software compatible with the operating system the customer has specified. Premier products range in capacity from 24GB to 490GB and incorporate many tape storage technologies including AIT, DLT and DAT.

Markets

Data Systems' Products

         19-millimeter Products. Data Systems' DST mass data storage systems are designed to meet the rapidly changing requirements of the mass data storage market. The market for mass storage devices has undergone an evolution in recent years. Historically, mass storage devices were used to store data off-line as protection against catastrophes affecting online storage, to archive data for record retention purposes or as a low-cost means of storing infrequently used data. More recently there is a growing demand for mass storage devices that provide cost-effective storage combined with rapid access to data. The demand for storage devices that can store large amounts of data in a readily accessible manner has grown due to two factors. First, faster and lower-cost computer processors are generating more data. Second, a steadily growing percentage of information is created, stored, accessed and transmitted in visual form (such as drawings, pictures, scanned documents, and other images), and the storage of visual information requires much greater capacity than the storage of text. For example, while one page of text requires 2,000 bytes of storage, one second of full-color video requires 30,000,000 bytes.

         Despite the rapid increase in the need for data storage on the part of most computer users, the Company believes that its mass storage products offer such large capacities and high speeds that they currently exceed the capacity needs and retrieval rates required by the majority of computer users. Accordingly, the Company expects that its sales of these product will continue to be limited to large and technically sophisticated corporations and national and local government agencies for the foreseeable future. Ampex's customers in these industries include Mobil, Amoco, the FBI, NASA, Time Warner, Fox Television and Industrial Light and Magic. The Company also believes that if the new digital television standards are widely adopted, Ampex may be able to sell its DST and DIS products to customers who historically purchased its specialized video products. Ampex's current sales of mass data storage and instrumentation products are concentrated at present in three major vertical industry markets - oil and gas exploration; government; and digital video industry organizations. The Company believes that, whereas in prior years organizations involved in the markets described above maintained large technical staffs which were capable of integrating equipment such as the Company's into their existing computer facilities, even the largest of these potential customers are now increasingly likely to purchase complete solution, or even to outsource certain activities and to reduce their in-house technical staffs. This trend is unfavorable to companies like Ampex, which primarily provide system components like mass data storage tape drives. The Company has been working to address this by ensuring that certain widely used software can interface with its products. For example, the Company is seeking to address hierarchical storage management and database backup applications in certain markets, and its DST 310 tape drive and DST 410 and 810 libraries are now supported by certain third party hierarchical storage management and UNIX file system back up software packages. However, the Company cannot predict the extent to which such software will result in increased sales of DST products.

         The Company believes that the emergence of applications that envision the transmission of video, graphics and other images over the Internet or private networks may create new markets for the Company's data storage products. However, the Company's management believes that these applications will require bandwidth improvements to current information delivery systems before the information storage systems offered by the Company and others will be required. Should this technical obstacle be overcome and commercial markets ultimately develop, the Company believes that it will experience aggressive competition from other companies, and there can be no assurance that the Company will be able to remain competitive against products ultimately offered by such companies.

         Data Acquisition/Instrumentation Recorders. Data Systems' DCRsi recording drives and magnetic media are designed to acquire large volumes of data in stressful physical environments, and are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of aircraft. DCRsi products are used by U.S. and foreign military and intelligence agencies (including those of Germany, Japan, the United Kingdom and Russia), as well as by manufacturers of commercial airplanes, such as Boeing Corporation, and by Airbus, the consortium of European airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments.

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

         The Company has supplied its data acquisition and instrumentation products to U.S and foreign government agencies for many years, and this continues to be the primary market for the Company's DCRsi products. Sales to government agencies are subject to fluctuation as a result of changes in government spending programs (including defense programs). Sales to these markets could be adversely affected by pressure on government agencies to reduce spending, and any material decline in the current level of government purchases of the Company's products could have a material adverse effect on the Company.

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

         Sales of the Company's video recording products have declined in recent years as a result of changing conditions in the traditional markets for the Company's products. In response to these changes, the Company has reduced its product line, marketing expenditures and distribution network for its video products. In addition, the Company believes that the recent announcement of standards for the digital transmission of television signals will cause sales of its special purpose video products to continue to decline in future years. These factors have had and will continue to have a negative impact on sales of the Company's professional video recording and related after-market products.

         MicroNet Products. MicroNet products are sold in many segments of the high-end graphics market, which includes printers, book and magazine publishers, advertising agencies, graphic designer's video production and post production facilities, and web design and creation houses. MicroNet enjoys a significant market share in both the production and post production market segments of the digital video programming market.

Distribution and Customers

         The Company currently distributes its 19-millimeter products (including DST and DIS recorders) directly through its internal sales force, as well as through independent value-added resellers. The Company's DST products are sold to customers such as oil and gas companies, imaging companies, information and entertainment delivery companies and broad band telecommunications companies. The Company is also pursuing opportunities for storage of very large databases maintained by many commercial and government entities.

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

MicroNet products, including DataDock, Genesis and Premier lines, are sold primarily to the content-creation markets of publishing, pre-press and digital video open systems post production markets. Sales of MicroNet products are made through an internal sales force to a worldwide network of VARs, integrators and distributors.

         The Company currently operates a total of twelve sales offices, including nine in the U.S., one in Germany, one in Japan and one in the United Kingdom. Included in the Company totals, MicroNet maintains three regional sales offices strategically located in the U.S.

         Ampex's sales to U.S. government agencies (either directly or indirectly through government contractors) represented 25.8% of net sales in fiscal 1998 compared to 27.7% in fiscal 1997 and 18.0% in fiscal 1996. Products sold for U.S. government use include primarily instrumentation recording systems. Sales to government customers are subject to fluctuations as a result of changes in government spending
programs  and  are  subject  to  customary  contractual   provisions  permitting
termination at the government's election. See "Markets - Mass Data Storage and Instrumentation Products."

         No single non-government customer accounted for more than 10% of the Company's total net sales in 1998, 1997 or 1996.

Research, Development and Engineering

         Scanning recording systems such as those developed by Ampex involve extremely complex technology. As a result, Ampex has developed extensive expertise in a wide area of technical disciplines and has developed fundamental innovation in digital image processing, magnetic recording technology and channel electronics. In 1998, the Company spent approximately 18% of net sales for research and development programs and engineering costs, compared to 19% in 1997 and 17% in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated
Financial Statements. These continuous research and development efforts have resulted in a substantial patent portfolio covering not only existing products, but also covering technological innovations that may result or be useful in future commercial products. With respect to current products, the Company has allocated a major portion of its research and development budget in recent years to the 19-millimeter digital recording technology included in its DST, DIS and DCT products. The Company will continue to fund future generations of its mass data storage and instrumentation products, and presently is working to double the current per-cartridge capacity of these products to 660GB of data and to increase their data transfer rates above the current 15-20MB/sec levels. If successful, these efforts will further enhance the cost efficiency of these products. Ampex also plans to introduce lower cost versions of its data acquisition and instrumentation products, and to improve the ability of these products to interface with other companies' products. The Company hopes to develop an expansion module that will increase the solid state memory capacity of its DCRsi products, thereby increasing the speed of their data acquisition functions. See "Products - Mass Data Storage and Instrumentation" above. Ampex will also continue researching other new product opportunities that capitalize on its expertise and patented technology in digital image processing, magnetic recording and channel electronics. All of the Company's research, development and engineering efforts are subject to certain risks and uncertainties described below under "New Product Development and Industry Conditions," and there can be no assurance that any of these efforts will be technologically or commercially successful.

         MicroNet will continue to focus its development and engineering efforts on disk array products. The recently-introduced Genesis product line will build on the DataDock 7000 family of disk arrays (RAID). MicroNet engineering is developing new features for Genesis to include a native fibre channel-version of the Genesis product line that utilizes fibre channel devices throughout the system. This product line will leverage the 100MB/sec. bandwidth of fibre channel to greatly increase data transfer rates to users on a storage area network. It will be particularly attractive to users who require a very high-sustained data transfer rate, such as for video applications. Design emphasis is on performance, reliability, ease of use and management features.

Patents, Licenses and Trademarks

           As a result of its on-going research and development expenditures, the Company has developed substantial proprietary technology, certain of which it has elected to patent or to seek to patent. As of December 31, 1998, Ampex held over 1,000 patents and patent applications, including approximately 350 patents in the U.S., approximately 550 corresponding patents in other countries, and approximately 125 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to the Company's recording technology. The Company continually reviews its patent portfolio and allows non-strategic patents to lapse, thereby minimizing substantial renewal fees.

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

           The Company believes that it has patents that may be used in the manufacture of television receivers. In addition, Ampex is evaluating the extent to which its technology may be employed or useful in video games, and will continue to evaluate additional products as potential licensing opportunities to the extent that its technical and financial resources permit. Ampex has not granted any licenses under its scanning recorder patents specifically for data storage applications, but it may do so in the future if it determines that this would support the Company's marketing strategy.

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

         Ampex regards its trademark "Ampex" and the Ampex logo as valuable to its businesses. Ampex has registered its trademark and logo in the U.S. and a number of foreign countries. U.S. trademark registrations are generally valid for an initial term of 10 years and renewable for subsequent 10-year periods. The Company's former magnetic tape subsidiaries (the "Media" subsidiaries), which were sold by the Company in November 1995, have a nonexclusive license to use the Ampex trademark on their audio, video and instrumentation media products through July 2000. Ampex has not granted any other material rights to use its name or logo to any other third party.

         Trademarks of the Company used in this report include Ampex include Ampex, DCT, DST, DCRsi and DIS, all of which are trademarks of Ampex Corporation, and MicroNet, DataDock, Genesis, FibreFlex and Premier, all of which are trademarks of MicroNet Technologies, Inc. All other trademarks and service marks used in this Report are the property of Ampex or their respective owners.

Manufacturing

         The Company's products are manufactured at Ampex's facilities in Redwood City, California and Colorado Springs, Colorado and MicroNet facilities in Irvine, California. Products are designed and engineered primarily in Redwood City and Irvine, California. Because the Company's mass data storage products incorporate many of the technologies and components of the Company's 19-mm-based videotape recorders, the manufacturing process of the mass data storage products has benefited from the existing video recorder production facilities and techniques.

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

         The Company maintains insurance, including business interruption insurance, that management considers to be adequate and customary under the circumstances. However, there is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its current insurance.

Sources of Supply

         Ampex uses a broad variety of raw materials and components in its manufacturing operations. While most materials are readily available from numerous sources, Ampex purchases certain components, such as customized integrated circuits and flexible magnetic media, from a single domestic or foreign manufacturer. Significant delays in deliveries of, or defects in the supply of, such components could adversely affect Ampex's manufacturing operations pending qualification of an alternative supplier. In addition, the Company produces highly-engineered products in relatively small quantities. As a result, its ability to cause suppliers to continue production of certain products on which the Company may depend may be limited. The Company does not generally enter into long-term raw material supply contracts. In addition, many of the components of Ampex's products are designed, developed and manufactured by Ampex itself, and thus are not readily available from alternative sources.

Fluctuations in Operating Results; Seasonality and Backlog

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

         A substantial portion of the Company's backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Ampex's backlog of firm orders at December 31, 1998 was $1.6 million, compared to $6.9 million at December 31, 1997 and $3.4 million at December 31, 1996. The backlog at December 31, 1998 was approximately 11% of average quarterly net sales, based on 1998 sales levels. Ampex does not generally include foreign orders in backlog until it has obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

         Ampex encounters significant competition in all its product markets. Although its competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages.

         Ampex competes in the mass data storage market with a number of well-established competitors, such as IBM Corporation, Storage Technology Corporation, Exabyte Corporation, Sony Corporation and Quantum Corporation, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with the Company. For example, in 1996,

         IBM announced the general availability of a new high-capacity, high-speed tape storage product designated "Magstar." Also, Sony in 1995 introduced its DTF tape drive, which is intended for the mass data storage industry. In the mass data storage market, the Company believes that the principal competitive factors are product performance, cost of equipment and media, product reliability and availability of service and support. The Company believes its strongest competitive advantage is in the area of product performance. However, DST products are relatively expensive in comparison to other competitive products, and are generally cost effective only if the customer requires the high level of performance and storage capacity of DST products. While the Company is working to reduce the cost of its DST products, the prices of other storage systems, such as disk drives, are also declining. In addition, although DST products offer faster data access times than competing tape-based library systems, magnetic disks deliver faster data access than DST products. There can be no assurance that the Company can compete successfully on a long-term basis in the mass data storage market.

         In the instrumentation market, the Company competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony Corporation, Loral Data Systems, Datatape Incorporated and Metrum Incorporated. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined. The principal competitive factors in this market are cost, product reliability, product performance and the ability to satisfy applicable government procurement requirements.

         In the professional video recorder market, Sony and Panasonic are the leading competitors of the Company. Competition in this market is based principally on design and manufacturing expertise, new product development, service, reliability and price. In the high end of the market, management believes that Ampex is competitive in each of these areas, although the Company's sales of these products have declined due to the recently announced digital television transmission standards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Three Years Ended December 31, 1998 - Mass Data Storage and Instrumentation Recorders." DCT products are not competitive in the lower end of the market. Sales of these products have been declining in recent years as the Company has discontinued many of its professional video products.

         MicroNet services the professional graphics community, which is significant in range and therefore the company has competition in many different segments. Competition comes mainly from captive storage solutions provided by Compaq and Intergraph. In other segments of the professional graphics market, MicroNet sees competition from captive storage solutions provided by the various CPU manufacturers including Apple Computer, Silicon Graphics, Sun MicroSystems and Intergraph. In the digital video open systems post-production market, competitors such as DataDirect Networks and Rorke Data Systems have products offering similar performance and capabilities. Sales of MicroNet products can be affected by the performance of complementary software and hardware products and market conditions in both the professional graphics and digital video open systems post-production markets.

New Product Development and Industry Conditions

         The data storage, instrumentation and video recording industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on sales and results of operations. Although Ampex has completed development of its 19-millimeter digital videotape recorders and its second-generation mass data storage drives and robotic library systems, the Company must continue to invest in research and development programs to improve these products and develop new products. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that Ampex's new products or technology will be competitive. See "Competition." Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

         Ampex has been manufacturing its 19-millimeter digital video recorders since 1989, and has been selling its DCT recorders since 1992. However, sales of all of its video recording products have declined substantially in recent years, partly as a result of changes in the market for the Company's products, as lower-cost small format recorders have replaced traditional high-end products for many applications. The Company expects that the traditional markets for its video products will continue to decline. Accordingly, any significant increases in sales of DCT products will depend on the success of the Company's efforts at identifying and developing new markets for the products, and there can be no assurance that the Company can do so. See "Products - Professional Video Recording and Other Products" and "Markets - Professional Video Recording and Other Products."

         Sales of the Company's instrumentation products can be significantly affected by changes in government spending levels. See "Markets - Mass Data Storage and Instrumentation Products - Data Acquisition Instrumentation Recorders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

International Operations

         Although the Company's net sales revenues include significant revenue from sales to foreign customers, these sales (particularly sales of professional video products) have been declining in recent years. Sales to foreign customers accounted for approximately 34.6% of net sales in fiscal 1998, compared to 31.2 % in fiscal 1997 and 34.1% in 1996. Foreign marketing operations are conducted primarily through local distributors and agents, with support from Ampex's internal marketing and sales organization. See "Distribution and Customers."

         Foreign operations are subject to the usual risk attendant upon investments in foreign countries, including limitations on repatriation of earnings, restrictive actions by local governments, fluctuation in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulations and restrictions imposed by the U.S. Department of State and the U.S. Department of Commerce.

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

         See  Note  21  of  Notes  to  Consolidated   Financial  Statements  for
additional information concerning the Company's foreign operations.

Environmental Regulation and Proceedings

           The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Ampex is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that Ampex is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 1999 or 2000 will be material.

           Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in six environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by the Company. Although the Company sold Media in November 1995, the
Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 1998, the Company spent a total of approximately $0.2 million in connection with environmental investigation, remediation and monitoring activities and expects to spend a similar amount in fiscal 1999 for such activities.

           Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 1998, the Company had an accrued liability of $1.9 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

Employees

           As of December 31, 1998, Ampex employed 461 people worldwide, compared to 509 at December 31, 1997 and 527 at December 31, 1996. Approximately 8% of Ampex's current worldwide workforce is employed in the Company's international operations, compared to 8% at December 31, 1997 and 7 % at
December 31, 1996. No employees are covered by any collective bargaining agreement. The Company is dependent on the performance of certain key members of management and key technical personnel. The Company has not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as the Company's Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings Incorporated, a privately-owned Delaware holding company and a Company stockholder. Mr. Bramson currently devotes most of his time to the management of the Company. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on the Company.

Pension Plan Matters

         In 1994, the Company, the Pension Benefit Guaranty Corporation (the "PBGC") and certain affiliates (the "Affiliates") who were members of a "group under common control" for purposes of the Employee Retirement Income Security Act ("ERISA") entered into certain agreements in connection with the liquidation of the Company's former parent, NH Holding Incorporated ("NHI"), relating to the pension plans of the Company and of its former Media subsidiaries, which are currently underfunded. See Note 16 of Notes to Consolidated Financial Statements. Pursuant to these agreements, the Affiliates agreed that if during the terms of the agreements Ampex fails to make a required contribution to the pension plans, the Affiliates will make or advance funds to permit Ampex to make such contribution, and Ampex agreed to repay such amounts in accordance with the terms of the agreements. Ampex has agreed to grant the Affiliates a security interest in certain assets as collateral for any advances which the Affiliates may be required to make in the future pursuant to the agreements. The agreements contain certain restrictive covenants which, among other things, restrict Ampex's ability to declare dividends, sell all or substantially all its assets or commence liquidation, or engage in specified transaction,, with certain related parties, breach of which could result in acceleration of the Company's potential termination liabilities. In 1994, the Company discontinued accrual of benefits under the pension plans, but has continued to fund its plan in accordance with ERISA (and remains contingently liable to fund the Media plan if Media fails to do so). No claims have been asserted or, to the knowledge of management, are threatened under these agreements.

ITEM 2.              PROPERTIES

           As of December 31, 1998, the Company's principal properties were as follows:


                                                                                                            Approximate
                                                                                                            Square Footage
Location                                              Activities Conducted                                  of Facility
--------                                              --------------------                                ---------------
Redwood City, California                              Executive offices, RD&E, (1)
                                                      manufacturing, sales and marketing                      168,798
Colorado Springs, Colorado                            Manufacturing                                           229,961
Irvine, California                                    Engineering, manufacturing, (2)
                                                      sales and marketing                                      67,940
Chineham, Basingstoke, England                        Sales and service (3)                                     7,184
Tokyo, Japan                                          Sales and service (4)                                     3,886
Sulzbach, Germany                                     Sales and service (4)                                    13,530


(1)   9,400 square feet is leased on a short-term basis until April 1999.

(2) This facility lease terminates in April 1999. Current plans include relocation to a leased building in Irvine of approximately 33,000 square feet.

(3) These facilities are leased under a ten-year lease, which is terminable at the option of the Company or the landlord in 2002.

(4) These facilities are leased under leases that expire at various times through 2000.

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

         On January 25, 1996, the Company completed the sale of its real property in Redwood City, California. All of the functions that were located at the Redwood City site have been relocated to portions of the facility that have been leased back from the purchaser under two separate leases. One lease covers approximately 99,640 square feet in two buildings. The second lease covers a newly constructed building of 59,760 square feet, which the Company first occupied in September 1998. Concurrently with occupancy of the new building, the leases on two other buildings totaling approximately 86,800 square feet were terminated.

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

         In 1995, the Company filed a lawsuit against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi") alleging patent infringement by certain VHS video recorders and picture-in-picture television receivers. In response, Mitsubishi filed a lawsuit against Ampex, alleging patent infringement by certain Ampex video and data recorder products. In 1997, the U.S. District Court for the Central District of California determined that Ampex has no liability to Mitsubishi patents, and Mitsubishi appealed to the Court of Appeals for the Federal Circuit. The filing of motions and oral argument have been completed, and it is unknown when the Court will issue its decision.

           In 1997, the U.S. District Court for the District of Delaware ruled in Ampex's case regarding Mitsubishi picture-in-picture television receivers that a verdict and award of damages in favor of Ampex should be set aside on the theory of prosecution history estoppel. The Company appealed to the Court of Appeals for the Federal Circuit, which has affirmed the decision of the District Court. The additional claims, which were asserted by the Company against Mitsubishi with respect to infringement of Ampex patents in connection with various VCR products, have been settled with an agreement providing, inter alia, for a lump sum payment to the Company.

           See also "Environmental Regulation and Proceedings" and Note 12 of Notes to Consolidated Financial Statements for additional information with respect to pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of February 1, 1999 are as follows:

   Name                        Age       Position
   -----------------           ---       -----------------
   Edward J. Bramson           47        Chairman and Chief Executive Officer
   Craig L. McKibben           48        Vice President, Chief Financial Officer
                                         and Treasurer
   K. Michael Cooper           51        Vice President
   Robert L. Atchison          61        Vice President
   Richard J. Jacquet          59        Vice President
   Joel D. Talcott             57        Vice President and Secretary

           Each of the executive officers of the Company serves in such capacity at the discretion of the Board.

           Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been Chief Executive Officer of the Company. Mr. Bramson also serves as President and a director of Ampex Holdings Corporation, Vice President and a director of MicroNet, and an officer and director of Ampex Data Systems Corporation, and a director of Ampex Finance

Corporation, each a wholly-owned subsidiary of the Company. He is also Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated and Sherborne Investments Corporation, is a limited partner of Newhill Partners, L.P. and the managing member of SH Securities Co., L.L.C. These entities, which are private investment holding companies, may be deemed to be affiliates of the Company. Mr. Bramson is also a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976.

           Craig L. McKibben is Vice President, Treasurer, Chief Financial Officer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. Mr. McKibben also serves as Vice President and Treasurer and a director of Ampex Holdings Corporation, as Vice President and a director of MicroNet, and as Vice President of each of Ampex Data Systems Corporation, and Ampex Finance Corporation. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated. Since 1989, Mr. McKibben has been a director and executive officer of NHI, the Company's former parent. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants

           Robert L. Atchison is Vice President of the Company. Since January 1994 he has been responsible for all operating activities of the Company, and in 1996 assumed responsibility for certain of the Company's sales and marketing activities. From April 1991 to January 1994, he was responsible for engineering and operations for the Company. Mr. Atchison also serves as Vice President and a director of Ampex Data Systems Corporation and as President and a director of Ampex International Sales Corporation, wholly-owned subsidiaries of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

         K. Michael Cooper, who joined the Company in June 1998, is Vice President of the Company. He also serves as President and a director of Ampex Data Systems Corporation and MicroNet, and as such has operating responsibilities for these companies. Previously, Mr. Cooper served as President and CEO for a computer peripheral company, and in a number of senior management positions with the Hiller Group.

         Richard J. Jacquet is Vice President of the Company. Since January 1994 be has been responsible for all administrative functions of the Company. From 1989 to January 1994, he was responsible for personnel and human resources matters for the Company. Mr. Jacquet also serves as Vice President of Ampex Data Systems Corporation, Ampex Holdings Corporation and MicroNet. Mr. Jacquet has been associated with the Company since 1988, serving as Director of Human Resources prior to his appointment in 1989 as Vice President.

         Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for the Company's patent licensing activities (having served as Patent Counsel from 1991 to 1987), and has supervisory responsibility for investor relations and corporate communications functions. Mr. Talcott also serves as Vice President and Secretary and a director of Ampex Data Systems Corporation, Ampex Finance Corporation and Ampex International Sales Corporation and as Vice President and Secretary of Ampex Holdings Corporation and MicroNet, wholly-owned subsidiaries of the Company.


                                     PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           (a) The following table sets forth the high and low prices for the Company's Class A Common Stock for each quarter during fiscal 1997 and 1998. Since January 16, 1996, the Class A Common Stock has been traded on the American Stock Exchange under the symbol "AXC."

        Fiscal Year                       High                 Low
        ---------------                   ----------           ----------
        1998
        First Quarter                     $3.25                $2.00
        Second Quarter                     3.13                 1.75
        Third Quarter                      2.13                 1.00
        Fourth Quarter                     1.19                  .69

        1997
        First Quarter                     $10.50               $5.63
        Second Quarter                      7.38                5.44
        Third Quarter                       6.25                3.88
        Fourth Quarter                      4.56                2.13

           As of January 29, 1999, there were 833 holders of record of the Company's Class A Common Stock.

         The Company has not declared any dividends on its Common Stock since its incorporation in 1992 and has no present intention of paying dividends on its Common Stock. The Company is also restricted by the terms of the Indenture for the Senior Notes and certain other agreements and of its outstanding Noncumulative Preferred Stock as to the declaration of dividends. Under current circumstances, the Company may not pay any cash dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 10 and 13 of Notes to Consolidated Financial Statements.

           (b) Information as to equity securities sold by the Company during the fiscal year ended December 31, 1998 which were not registered under the Securities Act of 1933, as amended (the "Securities Act") is contained in the Company's Quarterly Reports on Form 10-Q filed by the Company for such period.

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

Product Groups

           The Company's principal product groups are Data Systems' mass data storage and instrumentation recorder products and its professional video and other products, and MicroNet's disk-based storage products. Ampex has recently made several strategic investments in Internet video production and distribution businesses. While Ampex believes that a significant percentage of its resources will be devoted to this business segment in 1999 and beyond, at year end the investments were not material to its financial position. Also, in accordance with generally accepted accounting principles for investments where ownership interest is under 20%, Ampex has not included in its consolidated financial results of operations any portion of the losses which these companies have incurred to date.

           ADSC's mass data storage and instrumentation products group includes:
(i) 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and after-market equipment; and (ii) data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and after-market equipment. The professional video and other products group includes primarily its DCT video recorders and related tape products and television aftermarket equipment. The Company's MicroNet products include disk arrays (DataDock and Genesis products) and storage area network products. These product groups are described below. No other class of similar products accounted for more than 10% of net sales during the comparison periods discussed below.

           The following table shows sales of the Company's products by product group for the past three years.


                                                                           Net Sales
                                                                          (in millions)
                                                          1998              1997      1996
                                                        ------            ------   -------

Ampex Data Systems Corporation
------------------------------
           Mass data storage and
           instrumentation products                      $46.0             $63.7     $71.6

           Professional video and
           other products                                 11.8              16.6      24.9

MicroNet Technology, Inc
-------------------------------
           Disk-based storage products                     5.5                 -         -
                                                        ------            ------   -------

           Total net sales                               $63.3             $80.3     $96.5
                                                        ------            ------   -------


Results of Operations for the Three Years Ended December 31, 1998

         Net Sales. Net sales decreased by 21.2 % to $63.3 million in 1998 from $80.3 million in 1997, compared to $96.5 million in 1996. In 1998, the sales decline was primarily due to lower sales of ADSC's instrumentation products to government customers and a decline in sales of television aftermarket products. These sales declines were offset in part by the inclusion of net sales of MicroNet from July 1, 1998. In 1997, the sales decline was primarily due to lower sales across all of ADSC's product lines. In 1996 and 1997, the majority of ADSC's commercial sales of 19-millimeter mass data storage libraries and tape drives were to the oil and gas industry for use in seismic data gathering and analysis. Activity in this market has declined in 1998 due to capital budget restrictions that have been imposed on the oil and gas exploration companies and other industry conditions. Beginning in 1998, ADSC has sold a limited number of its DST tape libraries to television broadcasters and cable networks. The Company believes this market may represent its largest commercial opportunity for the sale of its DST product line for the next several years. In each of the past three years, government agencies and defense contractors have been the largest market for ADSC's mass data storage and instrumentation recorders. This market has experienced significant pressures to reduce spending which has had an adverse affect on sales in each of the years in the reporting period. During 1998, the Company made its first Internet investment that is being carried on the books using the cost method of accounting. Under the cost method of accounting, an investor carries its investment at cost and does not record its equity interest in losses or income of the investee. Subsequent to year end, the Company has announced additional investments in Internet video producers and distributors. Ampex has options to acquire control of each of these businesses. At such time Ampex increases its equity interest in these companies over its initial 19.9% investment, Ampex will include its equity interest in losses prospectively generated by these companies. Ampex's equity in the losses of its Internet video affiliates may be material to consolidated results of operations in future years.

           The Company's backlog of firm orders decreased to $1.6 million at December 31, 1998 from $6.9 million at December 31, 1997. The Company typically operates with low levels of backlog, requiring it to obtain the vast majority of each period's orders in the same period that they must be shipped to the customer. Historically, a small number of large orders has significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods. See "Business - Fluctuations in Operating Results; Seasonality; Backlog."

         Data Systems' Mass Data Storage and Instrumentation Recorder Products. Sales of ADSC's mass data storage products and instrumentation recorders and related after-market products totaled $46.0 million in 1998 compared to $63.7 million and $71.6 million in 1997 and 1996, respectively. A significant portion of the Company's product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of the Company's DST and DIS products decreased slightly in 1998 compared to the comparable period of 1997. During 1998, the Company received a limited number of orders from television broadcasters and cable stations for its mass data storage tape drives and library systems for use in digital storage archive applications. The Company believes that this customer base may elect over several years to reformat their existing videotape libraries to digital standards such as DST in order to achieve greater operational flexibility and efficiency. The Company is actively pursuing strategic partnering arrangements with leading video server hardware and software companies in order to broaden its reach into this market beyond its in-house sales and marketing resources. Additionally, to preserve competitiveness, the Company will be required to invest in improving the capabilities of its products. For example, the maximum capacity per cartridge of the first generation DST tape drive was 165 gigabytes. The Company is currently delivering products with a maximum capacity of 330 gigabytes per cartridge (double-density) and is accepting orders for future delivery of products with a maximum capacity of 660 gigabytes per cartridge (quadruple-density).

         The cost-efficiency of ADSC's 19-millimeter storage systems has historically been dependent on data intensive applications, such as those which incorporate video, graphics and other images, requiring storage capacity materially greater than those required by traditional alphanumeric applications. The Company has concentrated its sales and marketing efforts primarily in government intelligence gathering and surveillance activities and specialized commercial vertical markets, such as digital special effects creation, 3-D seismic data gathering and analysis and digital archival storage of television program libraries. These image intensive applications can utilize the unique performance capabilities of the Company's 19-millimeter scanning recorders.

         In October 1998, the Company received a memorandum of understanding for the purchase, subject to the exercise of certain customer options, of up to an estimated $18.4 million of DST "double-density" and "quadruple-density" storage systems for a government program on which the Company had previously submitted proposals. Separately, also in October 1998, the Company received a letter of intent relating primarily to the purchase of several of the Company's recently introduced DST 712 automated tape libraries for approximately $7.2 million for another government program. In both cases, deliveries would occur during the period 1999-2001. Sales of the above products are subject to the negotiation of definitive agreements and terms and conditions with the respective customers, and there can be no assurance that satisfactory contracts will be completed or that any firm orders will result.

         The Company continues to propose on additional domestic and foreign government programs. Typically such proposals are part of larger capital projects, which involve risks or delays beyond the Company's control. Since such orders often are relatively large, the receipt or loss of a significant order can materially affect quarterly sales and results of operations. Additionally, larger programs frequently schedule deliveries of the Company's products over an extended period. The Company does not currently anticipate that such new large programs will generate material revenue in the first half of 1999, and that sales levels of ADSC's products will be at or below levels realized during recent quarters in 1998.

         A significant portion of instrumentation product sales reflect purchases by the federal government. Direct and indirect sales to U.S. government agencies amounted to $14.9 million, $22.3 million and $17.4 million in 1998, 1997 and 1996, respectively, representing 23.5%, 27.7% and 18.0% of net sales in those years. While sales to government agencies have historically consisted primarily of data acquisition and instrumentation recorders, the Company has recently experienced an increase in sales of 19-millimeter-based data storage products to these customers. Sales to government agencies fluctuate as a result of changes in government spending programs (including defense programs), and may be adversely impacted by Congressional appropriations discussions. The Company is unable to forecast the extent to which sales may be adversely affected in future periods by these factors.

         Data Systems' Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decline to $11.8 million in 1998 from $16.6 million in 1997 and $24.9 million in 1996. The Company's DCT digital products were designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. The Company anticipates that its professional video product sales will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them. The Company also anticipates a continuing reduction in the sale of television after-market products for these same reasons. Such sales declines could have a materially adverse effect on the Company. There can be no assurance as to when broadcasters will re-equip for the new transmission standards or whether the Company will be successful in any future efforts it may undertake to design and sell new products based on such standards.

           MicroNet Products. The Company has included the operations of MicroNet in its consolidated results of operations since its acquisition effective June 30, 1998. Sales of MicroNet products for this period in 1998 totaled $5.5 million. The Company believes that MicroNet sales levels during this period have been adversely impacted by the decision to withdraw from lower priced product lines and to refocus on higher performance disk-array products such as the DataDock 7000. The Company is developing a new generation of disk arrays (the Genesis product line) that offer substantially improved capacity, performance and features, such as fibre channel connectivity. These products are scheduled for shipment in the first half of 1999.

         Gross Profit. Gross profit as a percentage of net sales were 40.6% in 1998, 48.8% in 1997 and 45.7% in 1996. The decline in the gross margin percentage in 1998 compared to 1997 reflects the inclusion of MicroNet products that have lower margins than ADSC's product sales, a lower proportion of instrumentation product sales which have higher gross profit margin than other sales, and an overall decline in sales volume that resulted in lower absorption of fixed manufacturing costs. The improved gross margin percentage in 1997 compared to 1996 reflects the effects of the Company's cost containment activities, which reduced fixed manufacturing and administrative costs in the period, as well as an improved sales mix of newer, high-margin products. The Company believes that sales of relatively high-margin instrumentation recorders will continue to be adversely affected by pressure on government agencies to further reduce spending. Accordingly, gross margins in future periods will be adversely affected. Also, the Company may elect to use aggressive pricing as a marketing strategy to enter new markets for its storage products. While these efforts would be designed ultimately to increase revenues and profitability, they might reduce the gross margin percentage of net sales in the future periods.

         Selling and Administrative Expenses. Selling and administrative expenses decreased to $24.0 million (37.9% of net sales) in 1998 from $24.5 million (30.4% of net sales) in 1997 and $27.1 million (28.1% of net sales) in 1996. In 1998, selling and administrative costs include MicroNet expenditures of $3.1 million and an actuarial valuation of certain supplemental pension plans of $0.9 million. The Company incurred $0.3 million of patent infringement expenses in 1998 compared to $4.2 million in 1997 and $4.9 million in 1996, relating to patent infringement litigation with a foreign consumer products manufacturer. Excluding such costs, selling and administrative costs declined in 1997 compared to 1996 as a result of savings realized in facility operating costs after relocating the Company's headquarters into smaller facilities. The Company anticipates that it will need to increase its sales and marketing efforts to be successful in penetrating the commercial data markets with its 19-millimeter storage products, increase sales at MicroNet due to its new product offerings in early 1999, and bring together the necessary capabilities to build the Company's presence in Internet video markets.

         Research, Development and Engineering Expenses. Research, development and engineering expenses represented 18.5%, 19.3% and 16.5% of net sales in 1998, 1997 and 1996, respectively. The Company does not capitalize any RD&E expenditures. The majority of RD&E expenses in each of these years was used to enhance the price/performance levels of the Company's mass data storage products, as well as to integrate the Company's storage systems with various computer manufacturers' servers, workstations and other computer systems. In 1997 and 1996, the Company spent $3.6 million and $1.9 million, respectively, in the development of keepered media technology for use in hard disk drives. The keepered media development program was substantially completed during 1997, at which time it was transferred to a long-term research and development project to assess whether the technology might be commercially employed with advanced head technologies. Continuing expenses for keepered media research are not significant. The Company is committed to investing in research, development and engineering programs at levels that can be supported by current levels of sales.

         Acquisition of In-process Research and Development. In connection with the acquisition of MicroNet, the independent appraisal of the in-process research and development resulted in the recording of a one-time $0.9 million charge in the second quarter of 1998.

           At the acquisition date, MicroNet was in process of developing four significant enhancements to its Data Dock product line which had not reached technological feasibility and for which there was no future alternative use. These projects included:

            o the first generation Genesis product, a disk array offering a scalable, variable raid configured disk array offering up to 1 terabyte of capacity and fiber channel interface for broadband users,

            o the second generation Genesis product that will incorporate a fiber channel back plane to permit fiber channel connectivity to fiber channel disk drives,

            o    Data  Dock  products   offering  a  low  voltage   differential
                 compatible back plane to connect to Ultra SCSI II channels between the disk array and host computer,

            o Data Dock products offering Ethernet connectivity permitting local and remote monitoring via TCP/IP networks and standard web browsers for multiple user workgroup environments.

           The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. The above development projects were estimated to be completed within 18 months of the acquisition date and between 25% and 85% complete, based on engineering estimates of hours incurred to date and hours expected to be required to complete technological feasibility per project. The Company's development effort involves storage subsystem design and includes software, firmware and electronics design to tie together disk drives and third party hardware drive mechanisms. MicroNet's design philosophy is to incorporate "off-the-shelf" technology as it becomes available and proven in the marketplace, and to focus its design activities on ease of use, reliability, security, durability and similar enhancements. As a result, its development activities can be budgeted with a fair degree of precision.

         All in-process research and development (R&D) projects continue to progress, in all material respects, consistently with the assumptions that MicroNet provided to the independent appraiser for use in the valuation of the in-process R&D. The Company used an independent appraisal firm to assist it with its valuation of the fair market value of the purchased assets of MicroNet and the valuation of the consideration issued. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller, assuming the buyer continues to use the assets in their current operations. MicroNet provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The appraisal considered three traditional approaches to valuation: the cost approach, the market approach and the income approach. The incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. It is the nature of the business to be constantly developing enhanced products that offer improved storage capacity and performance. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 39%, and included as IPR&D only that portion of the discounted revenues that had been completed at the acquisition date. The valuation was based on the assumption that the estimated cost to complete all products under development, measured as of the acquisition date, would be approximately $500,000. The valuation approach also assumed that these products would generate revenues through the year 2007. The inability of MicroNet to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on MicroNet's business, financial condition and results of operations.

         Royalty Income. Royalty income was $10.6 million in 1998, $12.6 million in 1997 and $10.5 million in 1996. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. During this period a growing portion of royalty income related to 8-mm video recorders and camcorders. In 1996, the Company negotiated its first license for use of certain of its patents in the manufacture of 6-mm digital video recorders. The
Company intends to pursue additional digital video recorder licensees. The Company is also assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," above.

         Restructuring Charges (Credits). The Company recorded a net restructuring charge in 1998 of $2.5 million. The charge included $3.3 million in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction, offset by a credit of $0.8 million related to the termination of the lease of one of its buildings at its Redwood City, California facility. The $3.3 million restructuring charge includes $2.7 million for costs associated with the elimination of approximately 106 U.S. positions in engineering, manufacturing and administration, and $0.6 million for transition, shipping and other costs. At December 31, 1998, the Company had paid and charged $1.3 million against the liability accounts related to the termination benefits set up for the 1998 restructuring and terminated 93 employees. The relocation is expected to reduce operating costs by up to $5.0 million annually. These savings may be offset in whole or in part by increases in marketing expenses or other factors. The Company expects to implement the relocation in various phases through the first half of 1999 and may record additional charges in connection with these plans. In connection with the Company's 1993 restructuring, the Company had accrued for the estimated future costs of vacated leased property and the closure of certain foreign subsidiaries. In 1997 and 1996, the Company entered into transactions that reduced its anticipated obligations under several vacated leases. In addition, certain expenses related to the closure of foreign subsidiaries were less than originally anticipated. In 1997, the amount of restructuring credit recognized in income is net of a reserve that was recorded to write-off certain fixed assets and to provide for certain other costs totaling $0.9 million in connection with the transfer of the keepered media program to a long-term research and development project. Of the total $0.9 million charge for keepered media, $0.1 million related to the termination of eight U.S. engineers and administrative staff, and all termination benefits were paid and charged against the liability accounts in early 1998. The remaining $0.8 million charge for keepered media related to asset impairments and obligations on leased equipment which were paid or charged against the liability account in 1997 and 1998. As of December 31, 1998, the Company had a remaining balance for accrued restructuring costs of $2.8 million. The Company will continue to evaluate the amount of accrued restructuring costs on a quarterly basis, and the Company may make additional adjustments in future periods if it determines that its actual obligations will differ significantly from the amounts accrued.

         Operating Income (Loss). The Company incurred an operating loss of $2.8 million in 1998 (which included an operating loss by MicroNet of $3.0) and reported operating income of $13.5 million in 1997 and $12.0 million in 1996. The operating loss in 1998 was primarily due to the decline in sales of Ampex products, a charge of $0.9 million for acquired in-process research and development, a provision for restructuring of $2.5 million and an actuarial valuation reserve of $0.9 million, offset by reduced patent infringement litigation and other operating expenses from the comparable prior years. During 1999 and in future years, the Company expects to make strategic acquisitions and build in-house capabilities relative to its Internet video strategy. These activities are expected to require significant expenditures that may result in consolidated net losses while the Company is building its presence in Internet video markets.

         Interest Expense. Interest expense increased between the comparison periods due to the issuance of $44.0 million of 12% Senior Notes due 2003 and warrants to purchase approximately 1.02 million shares of Common Stock in
January  and July  1998.  Interest  expense  was not  material  in 1997 and $0.8 million in 1996. In the first quarter of 1996, the holders of the then-outstanding 8% zero coupon convertible notes with a principal amount at maturity of $27.4 million converted the notes into approximately 8.5 million shares of Common Stock. Also, in January 1996, the mortgage on the real property in Redwood City, California was repaid from the cash proceeds of the sale of such property.

         Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January 1998 issuance of the 12% Senior Notes are being charged to expense over five years. In 1996, due to the conversion of the zero coupon notes and the repayment of the mortgage, the then-remaining deferred financing costs were written off.

         Interest Income. Interest income is earned on cash balances and short and long-term investments. In 1998 the Company, pending application of the proceeds of the 12% Senior Notes, had significantly higher investment balances compared to prior years, which resulted in higher interest income. In 1997 and 1996, interest income included imputed interest on the notes received in connection with the sale of the Company's Redwood City, California property in 1996. The notes were fully paid in 1997.

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

         Provision for Income Taxes. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. See Note 19 of Notes to Consolidated Financial Statements. The Company was not required to include any material provision for U.S. Federal income tax in any of the last three fiscal years due to the utilization of net operating loss carry forwards and timing differences. At December 31, 1998, the Company had net operating loss carry forwards for income tax purposes of $118.0 million, expiring in the years 2005 through 2013. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes. The provisions for income taxes in 1997 and 1996 consist primarily of foreign income taxes and withholding taxes on royalty income.

         Net Income. The Company reported net income of $10.4 million in 1998, $14.8 million in 1997, and $12.7 million in 1996.

Liquidity and Capital Resources.

           Cash Flow. At December 31, 1998, the Company had cash and short-term investments of $62.6 million and working capital of $70.0 million. At December 31, 1997, the Company had cash and short-term investments of $41.8 million and working capital of $44.6 million. The increase in cash and short-term investments and working capital in the 1998 period reflects the receipt of approximately $42.1 million of net proceeds from the Company's January and July 1998 issuance of its 12% Senior Notes, offset primarily by an investment of $8.5 million in working capital for MicroNet, increased inventories of $2.0 million, decreased receivables of $2.5 million and cash payments of accrued liabilities and accrued restructuring of $9.5 million. The Company's operating activities utilized cash of $8.7 million during 1998, generated cash of $4.6 million during 1997 and utilized cash of $7.9 million in 1996. The increase in inventories over year-end 1997 levels arose primarily due to lower sales levels than originally forecasted and buffer quantities held in anticipation of disruptions that may result from the phased relocation of manufacturing operations to its Colorado Springs facility. The Company expects that 1999 inventory levels will decline compared to the year-end 1998 level as the relocation should be completed in the first half of 1999. Any increased investment in inventories may expose the Company to an increased risk of inventory write-offs in future periods.

           Major items impacting net income in 1998, which did not generate or use cash included a $5.2 million favorable settlement of disputed state income taxes, $10.1 million favorable resolution of prior years' foreign tax contingencies, the recording of $0.9 million for acquired in-process research and development as a result of the acquisition of MicroNet and $0.9 million for an actuarial revaluation reserve in connection with a supplemental retirement plan for prior executives.

           Subsequent to year end, the Company announced that it had purchased minority investments in TV onthe WEB, Inc. ("TV on the WEB") and Alternative Entertainment Networks, Inc ("AENTV"). The Company has options to acquire a majority interest in each of these businesses that expire at various dates through 2001. If Ampex elected to exercise its option to acquire control of all of these Internet video businesses in 1999, together with its initial investments therein, it will have invested approximately $12.7 million. In addition, the Company intends to build in-house Internet video production and distribution facilities during 1999 in Los Angeles and New York City. There can be no assurance that the Company will generate any revenues from its in-house Internet activities, and it estimates that while TV onthe WEB and AENTV have historically generated modest profitability, these businesses will incur significant production and marketing expenses to build content and presence which will result in losses being incurred by them for the foreseeable future. The Company believes that it has sufficient working capital resources to fund the exercise of control options in affiliated companies and capital additions and operating expenditures of its in-house Internet activities throughout 1999.

         The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2000. At December 31, 1998, the Company had borrowings outstanding of $2,549 and had letters of credit issued against the facility totaling $0.9 million. At December 31, 1997, the Company had no material borrowings outstanding on this line and had letters of credit issued against the facility totaling $2.3 million.

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

           Each share of Convertible Preferred Stock and Redeemable Preferred Stock (together, the "New Stock") will entitle the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Class A Stock, subject to adjustment under certain circumstances. Subsequent to December 31, 1998, holders of 5,730 shares of Convertible Preferred Stock exchanged their holdings for 2.9 million shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In 1999, the Company will be required to redeem New Stock having a liquidation preference of $4.5 million. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and will have the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. See Note 13 of Notes to Consolidated Financial Statements.

           In January 1998, the Company issued $30.0 million of its 12% Senior Notes, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the end of the second quarter of 1998, the Company issued an additional $14.0 million of 12% Senior Notes. As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. A portion of the net proceeds of the offering have been invested to repay short-term debt and trade accounts payable of MicroNet, and the balance has been invested in short-term government securities and other investments. The yield on the Company's investment portfolio is substantially lower than the interest charges on the 12% Senior Notes. The Company has wide discretion as to how the debt proceeds may be invested, including for acquisitions of and investments in new businesses. Any such investments or acquisitions, if made, are not expected to pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. In order to minimize the difference between the interest the Company currently receives on its investments and the interest payable on the Senior Notes, the Company has invested a significant portion of the Senior Note proceeds in securities with higher yields, longer terms or lower credit quality, and the Company may also engage in various transactions in derivative securities. Investments in any securities could expose the Company to a risk of trading losses due to market or interest rate fluctuations or other factors that are not within the Company's control. The Indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

Readiness for Year 2000

           Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in just under one year the Systems used by many companies may need to be modified to comply with year 2000 requirements. Ampex relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. Ampex also relies on the external Systems of its suppliers and other organizations with which it does business.

         The Company has nearly completed its review of all of its products, as well as its internal systems, both IT (information technology) systems and non-IT (non-information technology) systems, and third party vendors relied on for the manufacture of the Company's products. To accomplish this the Company, in early 1998, established a Year 2000 Compliance Committee to investigate and determine the compliance status of the Company, to identify what needs to be done to achieve compliance if non-compliance issues are identified, the cost of achieving compliance, and implementation plans to achieve compliance before January 1, 2000. The Committee is headed by an executive officer of the Company and membership includes representatives from all functional areas. The Committee has nearly completed its assessment and has determined that most systems are compliant and those that are not do not represent major efforts and are expected to be fully compliant by January 1, 1999. The status of the investigation is as follows:


System                                                         Status
-------------------                                            ------------------------
Manufacturing Control and Financial Systems                    The  financial  software  and the  hardware  that  operates  both the financial and manufacturing systems are currently non-compliant.  The needed  corrections  are  identified and now being  implemented.  The systems are expected to be fully compliant by mid-1999.

Engineering Systems                                            Three systems are non-compliant (document control system,  electrical design system and mechanical design system).  The needed  corrections are  identified.  The systems are expected to be corrected  and fully compliant by mid-1999.

Products Offered For Sale                                      Existing  products are compliant.  Former products that are no longer manufactured  are generally  compliant but these former  products are not warranted to be year 2000 compliant.

Production Equipment                                           All  production  and  test  equipment  relied  on by the  Company  to manufacture  products are either fully  compliant,  or in the case of several  manufacturing  test machines that are not compliant,  do not need to be compliant to fully function.

Third Party Vendors                                            The Company has sent  questionnaires to third party vendors upon whom it relies for various  parts,  components  and other  product-related material.  To  date  no  material  non-compliance  issues  have  been identified,  but a number of vendors  have not yet  responded  to our inquiry.  If, by June 30,1999 we have not been able to determine  the
                                                               compliance   status  of  any  critical  vendor  we  plan  to  develop
                                                               contingency plans to find other sources of supply.

         The Company estimates the cost to be Year 2000 compliant is less than $500,000.

         The Company believes that because of the nature of the corrections needed to make its systems compliant, there is minimal risk that the systems will be non-compliant on January 1, 2000. Accordingly, the Company does not believe that it is necessary to expend its financial and other resources to develop contingency plans for these systems. The Company believes that the most reasonably likely worse case scenario is that it will not be able to determine the compliance status of several critical vendors by June 30, 1999. If by mid-1999 it has not been able to make this determination, the Company will develop contingency plans to arrange for alternate sources of materials. The Company's current insurance programs do not specifically exclude losses attributed to year 2000 non-compliance, but these programs are subject to change as they are renewed for future periods. Despite the Company's efforts thus far to address the year 2000 impact, the Company cannot guarantee that all internal and external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but the Company believes there will not be a significant impact.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The  Company  is  exposed to the  impact of  interest  rate  changes,
foreign  currency  fluctuations,   and  change  in  the  market  values  of  its
investments.

           Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

           Investments in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

           Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 35% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

           The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

           The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

           Investment Risk. The Company invests in equity instruments of technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. The Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM S-K

           (a)     Documents Filed with this Report:

                   1. Financial Statements (see Item 8 above). Ampex Corporation Consolidated Financial Statements as of December 31, 1998, 1997 and 1996 and for each of the three years in the period ended December 31, 1998.

                   2. Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

                   3.   Exhibits.

Exhibit
Number           Description
--------         ---------------
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

     3.2 Certificate of Ownership and Merger of Ampex Video Systems Corporation and Ampex Recording Systems Corporation into Ampex Systems Corporation (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 1O-Q" and incorporated herein by reference).

     3.3         Certificate   of   Ownership   and  Merger  of  Ampex   Systems
                 Corporation into the Company (filed as Exhibit 3.1 to the May 1994 8-K and incorporated herein by reference).

     3.4 Certificate of Designations, Preferences and Rights of the Company's 8 % Noncumulative Convertible Preferred Stock and 8% Noncumulative Redeemable Preferred Stock as filed with the Secretary of Delaware on July 2, 1998 (filed as Exhibit 3.1 to the Company's Form 8-K filed on July 15, 1998 (the "July 1998 8-K") and incorporated herein by reference).

     3.5 By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 4.2 to the First Quarter 1995 10-Q and incorporated herein by reference).

     4.1 Form of Class A Common Stock Certificate (filed as Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S- 1 (File No. 33-93312) (the "1996 Form S-3") and
                 incorporated herein by reference).

     4.2 Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the Form S-3 and incorporated herein by reference).

     4.3 Exchange Agreement for 8% Noncumulative Preferred Stock, dated as of June 22, 1998, among the Company and the Holders named therein (filed as Exhibit 4.1 to the July 1998 8-K and incorporated herein by reference).

     4.4 Stock Purchase Agreement, dated February 10, 1995, between the Company and Edward J. Bramson, and related promissory note issued to the Company by Sherborne Investments Corporation (each filed as an Exhibit to Amendment No, 6 to Schedule 13D, filed on February 23, 1995 by Edward J. Bramson and the other filing parties named therein, and incorporated herein by reference).

     4.5 Stock Subscription and Debt Exchange Agreement dated as of January 25, 1993 between the Company and Sherborne Group Incorporated, and Registration Rights Agreement dated as of January 25, 1993 between the Company and Sherborne Group Incorporated, executed in counterpart by Sherborne Holdings Incorporated (each filed as an Exhibit to Amendment No. 1 to
                 Schedule 13D, filed on February 3, 1993 by Sherborne Group Incorporated, Sherborne Holdings Incorporated and the other filing parties named therein, and incorporated herein by reference).

     4.6 Letter Agreement between the Company and Sherborne Group Incorporated, dated December 22, 1993, providing for the issuance of shares of Class A Common Stock to Sherborne Group Incorporated in exchange for cancellation of debt (filed as Exhibit 4.24 to the Company's Form 10-K for fiscal 1993 (the "1993 10-K") and incorporated herein by reference).

     4.7 Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 10-K and incorporated herein by reference).

     4.8 Warrant Agreement, dated as of January 28, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including form of Warrant Certificate (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 2, 1998 (the "February 1998 8-K") and incorporated herein by reference).

     4.9 Indenture, dated as of January 28, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Registrant's 12% Senior Notes due 2003, including forms of 12% Senior Notes (filed as Exhibit 4.1 to the February 1998 8-K and incorporated herein by reference).

     4.10 Purchase Agreement, dated January 26, 1998, between the Registrant and First Albany Corporation, relating to the Registrant's 12 % Senior Notes due 2003 (filed as Exhibit 1.1 to the February 1998 8-K and incorporated herein by reference).

     4.11 Exchange and Registration Rights Agreement, dated as of January 28, 1998, between the Registrant and First Albany Corporation, relating to the Registrant's 12% Senior Notes due 2003 (filed as Exhibit 4.3 to the February 1998 8-K and incorporated herein by reference).

     4.12 Warrants and Warrants Share Registration Rights Agreement, dated as of January 28, 1998, between the Registrant and First Albany Corporation (filed as Exhibit 4.4 to the February 1998 8-K and incorporated herein by reference).

     4.13 Purchase Agreement, dated July 17, 1998, between the Registrant and First Albany Corporation, as Initial Purchaser, relating to the Company's 12% Senior Notes due 2003 (filed as Exhibit 1.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

     4.14 First Amendment to Indenture, dated as of July 2, 1998, between the Registrant and IBJ Schroder Bank & Trust Company, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

     4.15 Exchange and Registration Rights Agreement, dated as of July 2, 1998, between the Registrant and the Initial Purchaser (filed as Exhibit 4.2 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

     4.16 Acquisition Agreement, dated as of June 24, 1998, among the Registrant Ampex Holdings Corporation ("Holdings") and the several selling shareholders named therein ("Sellers") (filed as Exhibit 4.3 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

     4.17 Supplement to Acquisition Agreement, dated June 30, 1998, among the Registrant, Holdings and the Sellers (filed as Exhibit 4.4 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

     4.18 Second Supplement to Acquisition Agreement, dated July 16, 1998, among the Registrant, Holdings and the Sellers (filed as Exhibit 4.5 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

     10.1 Tax Indemnification Agreement dated as of July 24, 1992 among Sherborne Group Incorporated, NH Holding Incorporated, the
                 Company and certain affiliates and former affiliates of the Company (filed as Exhibit 10.1 to the Company's Form 1O-Q for the quarter ended September 30, 1992 (the "Third Quarter 1992 10-Q") and incorporated herein by reference).

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

     10.9 Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated May 5, 1994 (filed as Exhibit 10.2 to the First Quarter 1994 10-Q and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996 (filed as Exhibit 10.2 to Second Quarter. 1996 10-Q and incorporated herein by reference) and third Amendment Agreement, dated December 26, 1996 (filed as Exhibit 10.13 to the 1996 Form 10-K and incorporated herein by reference).

     10.10 Form of Employment Security Letter entered into between the Company and Messrs. Atchison, McKibben, Jacquet and Talcott (executive officers of the Company), dated May 19, 1993, with addendum dated June 10, 1993 (filed as Exhibit 10.32 to the Second Quarter 1993 10-Q and incorporated herein by reference).

     10.11 Stock Purchase Agreement, dated October 22, 1996, between the Company and Edward J. Bramson (filed as Exhibit 10 - 15 to the Company's Form 10-K for fiscal 1996 (the "1996 10-K") and incorporated herein by reference).

     10.12 Lease dated January 19, 1996 by and between Martin/Campus Associates, L.P. as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 2.03 to tile January 1996 8-K and incorporated herein by reference) as amended by amendment dated December 20, 1996 (filed as Exhibit 10.17 to the 1996 10-K and incorporated herein by reference).

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

     10.16 Trademark License Agreement dated May 31, 1990, by and between Ampex Corporation (a predecessor of the Company) as licensor, and certain of the Media Subsidiaries as licensee, relating to the Ampex trademark; related Trademark License Agreement dated July 24, 1992, by and between Ampex Systems Corporation (a former subsidiary that was merged into the Company) certain of the Media Subsidiaries; Amendment No. 1 to Trademark License Agreement dated March 23, 1993; Amended and Restated Trademark License Agreement dated June 22, 1993; and First Amendment to Amended and Restated Trademark License Agreement dated November 10, 1995 (filed as Exhibit 10.2 to 1995 10-K and incorporated herein by reference).

     10.17 Joint Settlement Agreement by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated November 22, 1994 (filed as Exhibit 10.2 to 1995 10-K and incorporated herein by reference).

     10-18 Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (effective November 22, 1994) (filed as Exhibit 10.2 to 1995 10-K and incorporated herein by reference).

     10.19 Real Estate Purchase Agreement dated as of April 16, 1996, between U.S. Filter/Ionpure Inc. and the Company, together with amendments thereto dated as of April 29, 1996 and May 3, 1996, relating to the sale of the Company's Colorado Springs, Colorado facility (filed as Exhibit 10.1 to Second Quarter 1996 10-Q and incorporated herein by reference).

     10.20 Stock Purchase Agreement, dated as of October 29, 1997, between the Registrant and Edward J. Bramson (filed as Exhibit 10.20 to Registrant's Form 10K for fiscal 1997 and incorporated herein by reference).

     10.21 Stock Purchase Agreement, dated as of November 7, 1997, between the Registrant and Edward J. Bramson (filed as Exhibit 10.21 to Registrant's Form 10K for fiscal 1997 and incorporated herein by reference).

     10.22 Stock Purchase Agreement dated as of February 18, 1998 between the Registrant and Edward J. Bramson (filed as Exhibit 10.22 to Registrant's Form 10K for fiscal 1997 and incorporated herein by reference).

     21.1*       Subsidiaries of the Company.

     23.1*       Consent of Independent Accountants.

     25.1* Power of Attorney (included in the signature page of this Report).

     27.1*       Financial Data Schedule.

           (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

           (c)   Exhibits. See Item 14(a)(3) above.

           (d)   Financial Statement Schedules.  See Items 8 and 14(a)(2) above.

--------------------

* Filed Herewith.

                             SELECTED FINANCIAL DATA

           The following table summarizes certain selected financial data, which have been derived from and should be read in conjunction with the Company's Consolidated Financial Statement-, and the Notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are included elsewhere herein. There have been no cash dividends declared for the periods presented. In November 1995, the Company completed the divestiture of its Media subsidiaries, which had been accounted for as a business held for disposition since the second quarter of 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the table below.


Statement of Operations Data (1):
                                                                               Year Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                  1998              1997                1996              1995                1994
                                                  ----              ----                ----              ----                ----
                                                                     (in thousands, except per share data)
      Net sales                                  $63,319            $80,311            $96,485             $95,662        $127,212
      Gross profit                                25,707             39,171             44,078              43,886          49,795
      Selling and administrative                  23,978             24,452             27,084              22,626          24,279
      Restructuring charges (credits)              2,526             (1,659)              (453)             (2,480)              -
      Income from continuing
       operations                                 10,438             14,803             12,741              19,407          15,542
      Net income                                  10,438             14,803             12,741              63,293          15,542
      Diluted income per share
       from continuing operations                   0.22               0.32               0.28                0.47            0.36
      Diluted income per share                      0.20               0.32               0.28                1.40            0.36



Balance Sheet Data (1):
                                                                               Year Ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                  1998              1997                1996              1995                1994
                                                  ----              ----                ----              ------                ----
                                                                                (in thousands)
      Working capital                            $69,958            $44,607            $39,277             $10,742          $(3,960)
      Total assets                               116,001             81,671             84,492              88,651           87,459
      Long-term debt                              43,380                  2                914              31,585           30,805
      Redeemable preferred stock                  43,718             69,970             69,970              69,970           83,977
      Convertible preferred stock                 20,000                  -                  -                   -                -
      Total stockholders' deficit                (71,154)           (90,015)           (86,360)           (127,357)        (195,240)

   (1) The statement of operations data for all periods presented have been reclassified to reflect the results of operations of Media as discontinued operations, with the sale of discontinued operations reflected in the statement of operations for 1995. The balance sheet data for 1994 reflect the assets and liabilities of Media as a single line item, "net liabilities of business held for disposition." This line item is inapplicable for subsequent periods as the sale of Media was completed in November 1995.

                                AMPEX CORPORATION



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Report of Independent Accountants.........................................   F-2


Consolidated Balance Sheets

       As of December 31, 1998 and 1997...................................   F-3


Consolidated Statements of Operations

       For Each of the Three Years in the Period Ended December 31, 1998.....F-4


Consolidated Statements of Cash Flows

       For Each of the Three Years in the Period Ended December 31, 1998.....F-5


Consolidated Statements of Stockholders' Deficit

       For Each of the Three Years in the Period Ended December 31, 1998.....F-6


Notes to Consolidated Financial Statements.................................. F-7

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Ampex Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows and of stockholders' deficit present fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

San Francisco, California
March 5, 1999


                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                                               December 31,       December 31,
                                                                                                   1998              1997
                                                                                               ------------       ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                   $    23,357         $   24,076
   Short-term investments                                                                           39,222             17,685
   Accounts receivable (net of allowances of $1,360 in 1998                                         11,789             13,033
     and $1,484 in 1997)
   Inventories                                                                                      19,766             16,380
   Other current assets                                                                              2,510              1,560
                                                                                               -----------         ----------
     Total current assets                                                                           96,644             72,734

Property, plant and equipment                                                                       10,546              8,892
Intangible assets, net                                                                               5,461                  -
Other assets                                                                                         3,350                 45
                                                                                               -----------         ----------
     Total assets                                                                              $   116,001         $   81,671
                                                                                               ===========         ==========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable                                                                               $       180         $      933
   Accounts payable                                                                                  6,470              5,173
   Income taxes payable                                                                                 12                373
   Accrued restructuring costs                                                                       2,135              1,706
   Other accrued liabilities                                                                        17,889             19,942
                                                                                               -----------         ----------
        Total current liabilities                                                                   26,686             28,127
Long-term debt                                                                                      43,380                  2
Other liabilities                                                                                   51,470             70,708
Deferred income taxes                                                                                1,213              1,267
Accrued restructuring costs                                                                            688              1,612
                                                                                               -----------         ----------
        Total liabilities                                                                          123,437            101,716
                                                                                               -----------         ----------
Commitments and contingencies (Note  12)

Mandatorily redeemable junior preferred stock (Note 3)                                                  -                   -

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
   Authorized: 69,970 shares in 1998 and in 1997                                                        -              69,970
   Issued and outstanding - none in 1998; 69,970 shares in 1997

Mandatorily redeemable preferred stock, $2,000 liquidation value:
   Authorized: 21,859 shares in 1998 and none in 1997
   Issued and outstanding - 21,859 shares in 1998; none in 1997                                     43,718                  -

Convertible preferred stock, $2,000 liquidation value:
   Authorized: 10,000 shares in 1998 and none in 1997
   Issued and outstanding - 10,000 shares in 1998; none in 1997                                     20,000                  -

Stockholders' deficit:
   Preferred stock, $1.00 par value:
    Authorized: 898,171 shares in 1998 and in 1997
    Issued and outstanding - none in 1998 and in 1997                                                   -                   -
Common stock, $.01 par value:
   Class A:
      Authorized:  125,000,000 shares in 1998 and in 1997
      Issued and outstanding - 49,782,547 shares in 1998; 45,936,707 shares in 1997                    498                459

Class C:
      Authorized: 50,000,000 shares in 1998 and in 1997
      Issued and outstanding - none in 1998 and in 1997                                                 -                   -
Other additional capital                                                                           391,849            383,513
Notes receivable from stockholders                                                                  (4,818)            (4,818)
Accumulated deficit                                                                               (429,630)          (440,068)
Accumulated other comprehensive income                                                             (29,053)           (29,101)
                                                                                              ------------         ----------
    Total stockholders' deficit                                                                    (71,154)           (90,015)
                                                                                              ------------         ----------
    Total liabilities and stockholders' deficit                                               $    116,001         $   81,671
                                                                                              ============         ==========

The accompanying notes are an integral part of these consolidated financial statements



                               AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (in thousands, except share and per share data)


                                                                                                Year Ended December 31,
                                                                               -----------------------------------------------------
                                                                                     1998               1997             1996
                                                                               ----------------   ---------------- -----------------

Net sales                                                                       $        63,319     $     80,311     $       96,485

Cost of sales                                                                            37,612           41,140             52,407
                                                                                ---------------     ------------     --------------
    Gross profit                                                                         25,707           39,171             44,078


Selling and administrative                                                               23,978           24,452             27,084

Research, development and engineering                                                    11,688           15,464             15,930

Royalty income                                                                          (10,591)         (12,550)           (10,497)

Restructuring charges (credits)                                                           2,526           (1,659)              (453)

Acquisition of in-process research and development                                          929                -                  -
                                                                               ----------------     -------------    --------------
    Operating income (loss)                                                              (2,823)          13,464             12,014

Interest expense                                                                          4,329               86                756

Amortization of debt financing costs                                                        316                -                 85

Interest income                                                                          (3,496)          (2,991)            (3,257)

Other (income) expense, net                                                                  (1)              59                 35
                                                                                ---------------     -------------    --------------
    Income (loss) before income taxes                                                    (3,971)           16,310            14,395

Provision for (benefit of) income taxes                                                 (14,409)            1,507             1,654
                                                                                ---------------     -------------    --------------
Net income                                                                               10,438            14,803            12,741


Other comprehensive income, net of tax:

      Foreign currency translation adjustments                                               71               (19)               81

      Mininum pension adjustment                                                            (23)          (19,076)            3,121
                                                                                ---------------    --------------    --------------
      Comprehensive income                                                      $        10,486    $       (4,292)   $       15,943
                                                                                ===============    ==============    ==============
Basic income per share:

      Income per share                                                          $          0.22    $         0.32    $         0.29
                                                                                ===============    ==============    ==============
Weighted average number of common shares outstanding                                 47,572,224        45,616,344        43,307,645
                                                                                ===============    ==============    ==============
Diluted income per share:

      Income per share                                                          $          0.20    $         0.32    $         0.28
                                                                                ===============    ==============    ==============
Weighted average number of common shares outstanding                                 53,280,956        46,461,321        44,723,031
                                                                                ===============    ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements




                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      Year Ended December 31,
                                                                                          ------------------------------------------
                                                                                              1998            1997          1996
                                                                                          ------------    ------------  ------------
Cash flows from operating activities:
  Net income                                                                              $     10,438    $   14,803    $    12,741
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation, amortization and accretion                                                   2,984         2,244          2,803
      Acquisition of in-process research and development                                           929             -              -
      Net (gain) loss on sale of assets                                                             45             -           (932)
      Foregiveness of stockholder's note receivable                                                176             -              -
      Write-off of long-lived assets                                                                 -           445              -
      Reversal of prior year's tax accrual                                                     (15,378)            -              -
      Changes in operating assets and liabilities:
        Notes receivable                                                                             -          (874)        (1,519)
        Accounts receivable                                                                      2,817         4,290         (1,814)
        Inventories                                                                             (2,847)       (2,285)        (1,583)
        Long-term receivables                                                                        8           132             26
        Other assets                                                                               748         3,469         (1,956)
        Accounts payable                                                                        (1,410)       (2,269)        (2,492)
        Other accrued liabilities and income taxes payable                                      (4,231)       (4,170)        (1,898)
        Deferred income taxes                                                                      (54)          (47)           (65)
        Accrued restructuring costs                                                               (163)       (4,280)        (3,131)
        Other liabilities                                                                       (2,773)       (6,883)        (8,129)
                                                                                            ----------    ----------    -----------
         Net cash provided by (used in) operating activities                                    (8,711)        4,575         (7,949)
                                                                                            ----------    ----------    -----------
Cash flows from investing activities:
  Purchases of short-term investments                                                          (72,352)      (78,629)       (72,670)
  Proceeds received on the maturity of short-term investments                                   23,310        77,957         64,376
  Proceeds from the sale of short-term investments                                              27,505           228          3,938
  Additions to property, plant and equipment                                                    (3,554)       (1,560)        (2,834)
  Proceeds from the sale of property, plant and equipment                                            5             -         29,349
  Net proceeds and additions to notes receivable                                                     -         8,800         (6,407)
  Deferred gain on sale of assets                                                                 (814)         (814)         5,930
  Purchases of long-term investments                                                            (1,280)            -              -
  Investment in affiliate                                                                         (400)            -              -
  Purchase of company, net of cash acquired                                                       (338)            -              -
  Decrease in other assets                                                                           -             -              2
                                                                                            ----------    ----------    -----------

         Net cash provided by (used in) investing activities                                   (27,918)        5,982         21,684
                                                                                            ----------    ----------    -----------

Cash flows from financing activities:
  Borrowings under working capital facilities                                                   37,350        52,053         48,130
  Repayments under working capital facilities                                                  (43,590)      (52,908)       (49,410)
  Repayment of secured note payable                                                                  -             -         (7,333)
  Repayment of notes payable-affiliates                                                             (5)           (2)           (80)
  Issuance of senior notes                                                                      42,680             -              -
  Debt financing costs                                                                            (583)            -              -
  Proceeds from issuance of common stock                                                           136           637          1,624
  Proceeds from issuance of warrants                                                                 -             -             17
       Net cash provided by (used in) financing activities                                  ----------    ----------    -----------
                                                                                                35,988          (220)        (7,052)
                                                                                            ----------    ----------    -----------
  Effect of exchange rates on cash                                                                 (78)          329            (38)
                                                                                            ----------    ----------    -----------
       Net increase (decrease) in cash and cash equivalents                                       (719)       10,666          6,645
  Cash and cash equivalents, beginning of period
                                                                                                24,076        13,410          6,765
                                                                                            ----------    ----------    -----------
  Cash and cash equivalents, end of period                                                  $   23,357    $   24,076    $    13,410
                                                                                            ==========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements


                                AMPEX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For Each of the Three years in the Period Ended
                                December 31, 1998




                                                Common Stock
                                 Class A                      Class C
                     -----------------------------------------------------------
                             Shares      Amount         Shares           Amount
                     -----------------------------------------------------------

Balances,                    32,310      $   323         2,107           $   21
  December 31, 1995

Net income                        -            -             -                -

Translation adjustments           -            -             -                -

Minimum pension liability
  adjustment                      -            -             -                -

Proceeds from exercise
  of warrants                 1,699           17             -                -

Proceeds from
issuance of shares              400            4             -                -

Stock options exercised         395            4             -                -

Conversion of notes           8,523           85             -                -

Conversion of shares          2,107           21        (2,107)             (21)
                          ---------      -------    ----------        ---------

Balances,
  December 31, 1996          45,434      $   454             -                -

Net income                        -            -             -                -

Translation adjustments           -            -             -                -

Minimum pension liability
Adjustment                        -            -             -                -

Proceeds from issuance
  of shares                     325            3             -                -

Stock options
exercised                       178            2             -                -
                          ---------      -------     ---------        ---------

Balances,
  December 31, 1997          45,937          459             -                -

Net income                        -            -             -                -

Translation adjustments           -            -             -                -

Minimum pension liability
  Adjustment                      -            -             -                -

Note foregiveness                 -            -             -                -

Preferred stock exchange,
  net of issuance costs       3,000           30             -                -

Acquisition of MicroNet         720            7             -                -

Fair value of warrants issued     -            -             -                -

Proceeds from issuance
  of shares                      75            1             -                -

Stock options exercised          51            1             -                -
                          ---------      -------     ---------        ---------

Balances,
   December 31, 1998         49,783     $    498             -                -
                          =========     ========     =========        =========







                                AMPEX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For Each of the Three years in the Period Ended
                                December 31, 1998





                                                                                    Accumulated
                                                                                Comprehensive Income
                                                                           -----------------------------
                                                 Notes                                            Minimum
                                     Other       R'cvble                       Cumulative         Pension               Total
                                 Additional      From         Accumulated      Translation        Liability           Stockholders'
                                  Capital       Stkhlders       Deficit        Adjustment         Adjustment            Deficit
                                  ----------   -----------    ----------      ------------       -----------      -----------------

Balances,                          355,172       $ (2,053)     $ (467,612)             445             (13,653)          (127,357)
December 31, 1995

Net income                               -              -          12,741                -                   -             12,741

Translation
  adjustments                            -              -               -               81                   -                 81

Minimum pension
 liability adjustment                    -              -               -                -               3,121              3,121

Proceeds from exercise
  of warrants                            -              -               -                -                  17                 17

Proceeds from
issuance of shares                   2,746         (1,926)              -                -                   -                824

Stock options exercised                797              -               -                -                   -                801

Conversion of notes                 23,327              -               -                -                   -             23,412

Conversion of shares                     -              -               -                -                   -                  -

                                 ---------        --------      ---------        ---------         -----------          ---------
Balances,
  December 31, 1996             $  382,042         (3,979)   $   (454,871)             526             (10,532)           (86,360)

Net income                               -              -          14,803                -                   -             14,803

Translation adjustments                  -              -               -              (19)                  -                (19)

Minimum pension
liability adjustment                     -              -               -                -             (19,076)           (19,076)

Proceeds from issuance
  of shares                          1,045           (839)              -                -                    -               209

Stock options
exercised                              426              -               -                -                    -               428
                                 ---------        --------      ---------          -------           -----------          --------
Balances,
December 31, 1997                  383,513           (4,818)    $(440,068)             507              (29,608)          (90,015)

Net income                               -                -        10,438               -                  -               10,438

Translation
  adjustments                            -                -             -             71                  -                    71

Minimum pension liability
  Adjustment                             -                -             -              -                (23)                  (23)

Note foregiveness                        -              176             -              -                  -                   176

Preferred stock exchange,
  net of issuance costs              6,043                -             -               -                 -                 6,073

Acquisition of MicroNet              1,217                -             -               -                 -                 1,224

Fair value of warrants issued          765                -             -               -                 -                   765

Proceeds from issuance
  of shares                            219             (176)            -               -                 -                    44

Stock options exercised                 92                -             -               -                 -                    93
                                 ---------        ---------     ---------       ---------         ---------             ---------

Balances, December 31, 1998        391,849           (4,818)    $(429,630)           $578         $ (29,631)            $ (71,154)
                                 =========        =========     =========       =========         =========             =========

The accompanying notes are an integral part of these consolidated financial statements


                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation

           Ampex Corporation ("Ampex" or the "Company") is one of the world's leading providers of technologies for the acquisition, storage and processing of visual information. Today, Ampex is delivering digital image storage solutions for large-scale corporate, government, network, entertainment and telecommunications applications.

           On June 30, 1998, Ampex acquired MicroNet Technology, Inc. ("MicroNet"). MicroNet designs and manufactures high-performance disk arrays for use in digital image applications, primarily digital pre-press and video. The Consolidated Balance Sheet includes the acquired fair value of assets purchased and liabilities assumed of MicroNet as more fully described in Note 3.

         In September 1998, the Company acquired 19.9% of Reiter Associates, Inc. ("Reiter") with options to acquire a majority interest in the future. Reiter is a provider of turnkey electronic commerce support, web hosting, Internet consulting and monitoring services for enterprises that use the world wide web. At December 31, 1998, the Company's investment in Reiter is being accounted for using the cost method. See Note 23.

Note 2 - Summary of Significant Accounting Policies

           Basis of Presentation

           The accompanying consolidated financial statements are presented in accordance with Generally Accepted Accounting Principles. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation. These reclassifications had no effect on the prior years' stockholders' deficit or net income.

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

           Investments

           The Company's investments are comprised primarily of debt securities and consist of highly liquid U.S. Treasury instruments, investments in High Yield mutual funds and U.S. corporate securities. All investments are classified as available for sale. Investments with remaining maturities of less than 12 months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the balance sheet date are classified as long-term assets. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses, if any, are determined using the specific identification method.

           Inventories

           Inventories are stated at the lower of cost (on a first-in, first-out basis) or market not in excess of net realizable value.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (cont'd.)

           Property, Plant and Equipment

           Property, plant and equipment are recorded at cost and stated net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of the assets ranging from 6 to 9 years for machinery and equipment and 5 to 50 years for buildings and improvements. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

           Intangible Assets

           The gross book value of goodwill associated with acquisitions was $6.1 million at December 31, 1998. Goodwill is being amortized on a straight-line basis over five years and is included in intangible assets, net. Accumulated amortization was $0.6 million at December 31, 1998. The Company writes off the carrying value of long-lived assets to the extent estimated future undiscounted operating cash flows are not sufficient to recover the carrying value of these assets over their remaining useful life.

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

           Revenue Recognition

           Revenue is recognized at the time products are shipped and at the time services are rendered to customers. Upon shipment, the Company provides for estimated product returns and estimated costs that may be incurred for product warranties.

           Research, Development and Engineering

           Research and development costs are expensed as incurred and amounted to $10.9 million, $13.1 million and $14.0 million in 1998, 1997 and 1996, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.8 million, $2.4 million and $1.9 million in 1998, 1997 and 1996, respectively.

           Royalties

           Royalty income is recorded when earned and receipt is assured.

           Income Taxes

           The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 19.

           Foreign withholding taxes have been provided on the undistributed earnings of foreign subsidiaries, giving recognition to applicable tax rates.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (cont'd.)

           Concentrations of Credit Risk

           Financial instruments that potentially subject the Company to concentrations of risk consist principally of short-term and long-term investments and trade receivables. The Company invests its temporary cash balances in short-term U.S. Treasury obligations, High Yield mutual funds and U.S. corporate securities and, by policy, limits the investment maturity and the amount of credit exposure to any one financial institution or type of investment. The Company performs ongoing credit evaluations on its customers, and collateral is generally not required for trade receivables.

           Fiscal Year

           The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 1998 was a 52-week year. Fiscal 1997 was a 53-week year and fiscal 1996 was a 52-week year.

           Income Per Common Share

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

           Fair Value of Financial Instruments

           For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company's Senior Notes have been valued at approximately par value at December 31, 1998 by the underwriter; however no securities have traded in the secondary market. Management has determined that it is not practical to estimate fair value for note payable-other, as no market for such instruments currently exists. See Note 10.

           Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but the Company believes there will not be a significant impact.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Acquisition of MicroNet Technology, Inc.

           On June 30, 1998, the Company acquired the capital stock of MicroNet. In connection with the acquisition, Ampex issued 720,000 shares of Common Stock, valued at $1.2 million and has acquired MicroNet subject to $3.5 million face amount of MicroNet Redeemable Junior Preferred Stock, notes payable of $5.5 million and other liabilities estimated at $4.7 million. The Company incurred acquisition costs of $0.6 million. The MicroNet Redeemable Junior Preferred Stock is redeemable out of a percentage of earnings of MicroNet beginning in fiscal 1999. Due to the contingent nature of the redemption provision, no value has been ascribed to the MicroNet Redeemable Junior Preferred Stock in determination of the purchase price. The shares of the Company's Common Stock and MicroNet Redeemable Junior Preferred Stock are being held in escrow, pending resolution of certain contingencies for which the Company has been indemnified by the former shareholders of MicroNet.

           The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of MicroNet and the fair value of the acquired assets have been included in the financial statements of the Company as of the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows:

                                                                                        (in thousands)
           Current assets..........................................................     $   4,328
           Plant and equipment.....................................................           400
           In-process research and development.....................................           929
           Goodwill and other intangibles..........................................         6,067
           Accounts payable........................................................        (2,809)
           Accrued liabilities.....................................................        (1,864)
           Notes payable...........................................................        (5,474)

           The amounts allocated to intangible assets, including in-process research and development, were based on results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use and were valued using the "stage of completion " methodology prescribed by the Securities and Exchange Commission, and were charged to operations at the date of the acquisition. All other intangible assets acquired, including goodwill, are being amortized over five years.

           The following table presents unaudited pro forma information as if Ampex and MicroNet had been combined as of the beginning of 1998 and 1997. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had the companies been a combined company during all of 1998 and 1997. The pro forma results include the effects of the purchase price allocation on amortization of acquired intangible assets and exclude the acquisition-related charge for the purchased in-process technology.


                                                                                                  Year Ended December 31,
                                                                                                 -----------------------------
                                                                                                    1998                 1997
                                                                                                 ---------             -------
                                                                                       (in thousands, except per share amounts)


           Net sales....................................................................     $      74,480        $    112,537
                                                                                             =============        ============

           Net income...................................................................     $       9,498        $        239
                                                                                             =============        ============

           Basic income per share:
               Income per share.........................................................     $        0.20         $      0.01
                                                                                             =============         ===========
               Weighted average number of common shares outstanding.....................            47,572              45,616
                                                                                             =============        ============
           Diluted income per share:
               Income per share.........................................................     $        0.18         $      0.01
                                                                                             =============         ===========
               Weighted average number of common shares outstanding.....................            53,631              47,181
                                                                                             =============        ============

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Computation of Basic and Diluted Income per Share

           In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                                                                                Year Ended December 31,
                                                                        ------------------------------------------------------------
                                                                              1998                   1997                   1996
                                                                        ----------------        ---------------        -------------
Numerator - Basic
      Income from continuing operations...............................  $         10,438        $        14,803        $      12,741
                                                                        ================        ===============        =============

      Net income......................................................  $         10,438        $        14,803        $      12,741
                                                                        ================        ===============        =============

Denominator - Basic
      Weighted average common stock outstanding.......................            47,572                 45,616               43,308
                                                                          --------------        ---------------        -------------

Basic income per share from continuing operations.....................  $           0.22        $          0.32         $       0.29
                                                                        ================         ==============         ============
Basic income per share................................................  $           0.22        $          0.32         $       0.29
                                                                        ================         ==============         ============

Numerator - Diluted
      Income from continuing operations...............................  $         10,438        $        14,803        $      12,741
                                                                        ================        ===============        =============

      Net income......................................................  $         10,438        $        14,803        $      12,741
                                                                        ================        ===============        =============

Denominator - Diluted
      Weighted average common stock outstanding.......................            47,572                 45,616               43,308
      Effect of dilutive securities:
           Stock options..............................................               154                    845                1,231
           Warrants...................................................                 -                      -                  184
           Contingent shares..........................................               370                      -                    -
           Conversion of redeemable preferred stock...................             5,185                      -                    -
                                                                          --------------        ---------------        -------------
                                                                                  53,281                 46,461               44,723
                                                                          --------------        ---------------        -------------

Diluted income per share from continuing operations...................  $           0.20         $         0.32         $       0.28
                                                                        ================         ==============         ============
Diluted income per share..............................................  $           0.20         $         0.32         $       0.28
                                                                        ================         ==============         ============

           In connection with the acquisition of MicroNet the Company issued 720,000 shares of Common Stock. Such shares are being held in escrow pending the resolution of certain contingencies but have been included in the computation of diluted weighted average common stock outstanding only from June 30, 1998.

           In connection with the redemption of the 8% Noncumulative Preferred Stock, the Company issued 3,000,000 shares of Common Stock, $20 million face amount  of  Convertible  Preferred  Stock  and  $43.7  million  face  amount  of
Redeemable Preferred Stock. The 3,000,000 shares of Common Stock have been included in the computation of weighted average common stock outstanding and 5,000,000 shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock have been included in the computation of diluted weighted average common stock outstanding.

           As more fully described in Note 13, the Company is obligated to redeem the Redeemable Preferred Stock in quarterly installments over a 10-year period beginning June 1999. The Company at its election may make redemption payments in shares of Common Stock or in cash, subject to certain statutory requirements. In the third quarter of 1998, the Company adopted a policy on the proportion of redemption payments to be made in cash and in Common Stock, resulting in the anticipated issuance of 5,000,000 shares of Common Stock over the 10-year

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Computation of Basic and Diluted Income per Share (cont'd.)

redemption period. Accordingly, such shares of Common Stock have been included in the computation of diluted weighted average common stock outstanding used for financial reporting purposes. If the Company was to make all redemption payments in Common Stock, an additional 12,487,200 shares of Common Stock would be issued, based on the floor conversion price of $2.50 per share, over the number of common shares included in the diluted income per share computation resulting in diluted income per share for the 12-month period ended December 31, 1998 of $0.18.

         Subsequent to year end , holders of 5,640 shares of Convertible Preferred Stock converted their holdings into 2,815,000 shares of Common Stock. See Note 23.

         Stock options to purchase 2,384,477 shares of Common Stock at prices ranging from $1.0625 to $10.50 per share were outstanding at December 31, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

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

         In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. The Warrants were anti-dilutive at December 31, 1998. See Note 10.

Note 5 - Supplemental Schedule of Cash Flow Information

                                                                                            Year Ended December 31,
                                                                        ------------------------------------------------------------
                                                                              1998                   1997                   1996
                                                                        ----------------        ---------------        -------------
                                                                                                (in thousands)

      Interest paid...................................................  $       3,408           $       86             $     265
      Income taxes paid...............................................          1,412                1,752                 1,706
      Debt financing costs............................................          1,320                    -                     -
      Warrants........................................................            765                    -                     -
      Common stock issued for MicroNet acquisition....................              7                    -                     -
      Redeemable nonconvertible preferred stock.......................        (69,970)                   -                     -
      Redeemable preferred stock......................................         43,718                    -                     -
      Convertible preferred stock.....................................         20,000                    -                     -
      Issuance of common stock........................................          6,252                    -                     -

Note 6 - Investments

           The carrying and market value of investments are as follows at December 31, 1998 and 1997:


                                                              Available - for - Sale December 31, 1998
                                          -----------------------------------------------------------------------------------
                                                                                                                  Scheduled
                                          Carrying                   Unrealized                   Fair            Maturity
                                           Value               Gains         Losses              Value            Date
                                          --------          ---------     ----------           --------           -----------
                                                                                  (in thousands)
U.S. government and
      agency obligations...............   $   39,222           $       -     $        -          $ 39,222           Jan.-Apr. 1999



                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Investments (cont'd.)

High Yield mutual funds................   $   12,057                  -              -          $  12,057

U.S. convertible debentures............        1,170                  -              -              1,170           Sept. 2002
U.S. corporate securities..............          110                  -              -                110
                                          ----------         ----------     ----------          --------
      Total............................   $   13,337         $        -     $        -          $  13,337
                                          ----------         ----------     ----------          --------

Due within 1 year......................   $   12,167
Due after 1 year.......................        1,170


         High Yield mutual funds are recognized as cash and cash equivalents. U.S. convertible debentures and corporate securities are recognized as other assets.


                                                              Available - for - Sale December 31, 1997
                                          -----------------------------------------------------------------------------------
                                                                                                                  Scheduled
                                          Carrying                   Unrealized                   Fair            Maturity
                                           Value               Gains         Losses              Value            Date
                                          --------          ---------     ----------           --------           -----------
                                                                                  (in thousands)
U.S. government and
      agency obligations...............   $ 17,685           $      -     $        -           $ 17,685           Jan.- Mar. 1998


Note 7 - Inventories

                                                                                                             December 31,
                                                                                                     ------------------------------
                                                                                                       1998                  1997
                                                                                                     ------                 -------
                                                                                                             (in thousands)

      Raw materials.......................................................................      $         7,488        $      6,686
      Work in process.....................................................................                5,824               5,424
      Finished goods......................................................................                6,454               4,270
                                                                                                ---------------        -------------
           Total..........................................................................      $        19,766        $     16,380
                                                                                                ===============        =============

           Inventories are stated net of reserves for obsolete and slow-moving items of $17.6 million and $15.6 million at December 31, 1998 and 1997, respectively. Inventory disposals, which had previously been fully reserved, totaled $2.8 and $4.0 million, during 1998 and 1997, respectively.

Note 8 - Property, Plant and Equipment


                                                                                                             December 31,
                                                                                                     -----------------------------
                                                                                                          1998                1997
                                                                                                     ----------          ---------
                                                                                                            (in thousands)

      Land ...............................................................................      $           952     $         952
      Buildings and improvements..........................................................               10,887             8,338
      Furniture, fixtures and equipment...................................................               29,718            29,740
      Construction in progress............................................................                  115               439
                                                                                                ---------------     -------------
                                                                                                         41,672            39,469
      Less accumulated depreciation.......................................................              (31,126)          (30,577)
                                                                                                ----------------    -------------
           Total..........................................................................      $        10,546     $       8,892
                                                                                                ================    =============

           Depreciation charged to operations was $1.9 million, $2.2 million and $2.1 million in 1998, 1997 and 1996, respectively. During the year, the Company retired fixed assets with a gross value of $2.0 million and a net book value of $0.4 million.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Property, Plant and Equipment (cont'd.)

         In January 1996, the Company completed the sale of its real property in Redwood City, California for $36.0 million. The net book value of the property at the time of the sale was $26.2 million. The sale resulted in a gain of approximately $8.3 million. Of this amount, approximately $2.4 million represents imputed interest on the secured notes (and was recognized over the terms of the notes), and $4.1 million is being recognized over a five-year period representing the noncancellable portion of two of the Company's leases relating to the property. The remaining $1.8 million is being deferred for four years. If, at that time, the Company decides to continue the two leases for an additional six- to nine-year period, the $1.8 million will be recognized over the remaining terms of the leases; otherwise, the $1.8 million gain will be offset by lease cancellation fees of the same amount. At December 31, 1998 and 1997, the balance of the deferred gain was $3.5 and $4.4 million, respectively.

           In May 1996, the Company completed the sale of the smaller of its two manufacturing facilities in Colorado Springs, Colorado for $3.6 million, and realized a gain of $0.9 million on the sale. The net book value of the property at the time of the sale was $2.4 million.

Note 9 - Other Accrued Liabilities


                                                                                                             December 31,
                                                                                                     -------------------------------
                                                                                                         1998                 1997
                                                                                                     ------------           --------
                                                                                                            (in thousands)

      Compensation and employee benefits..................................................           $      5,214         $    6,213
      Pension.............................................................................                  5,104              6,339
      Interest payable....................................................................                  1,581                  -
      Warranty and other product costs....................................................                  1,177              1,363
      Customer deposits...................................................................                    899                163
      Other...............................................................................                  3,914              5,864
                                                                                                      -----------          ---------
                              Total                                                                  $     17,889          $  19,942
                                                                                                      ===========          =========

Note 10 - Debt


                                                                                                             December 31,
                                                                                                     -------------------------------
                                                                                                         1998                   1997
                                                                                                     -------------     -------------
                                                                                                            (in thousands)

           Notes Payable

      Working capital facilities..........................................................          $             -       $      769
      Note payable - other................................................................                      180              164
                                                                                                    ---------------       ----------
           Total..........................................................................          $           180       $      933
                                                                                                    ===============       ==========

           Long-term Debt

      Working capital facilities..........................................................          $             3        $       2
      Senior notes........................................................................                   43,377                -
                                                                                                    ---------------        ---------
           Total..........................................................................          $        43,380        $       2
                                                                                                    ===============        =========

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Debt (cont'd.)

           Working Capital Facilities

           Ampex had a loan from a foreign bank which was fully repaid in 1998. Ampex has a revolving credit line with a domestic financial institution to finance working capital requirements. Average borrowings under these agreements in 1998 were $0.3 million at an average interest rate of 3.0%, and were $1.2 million at an average interest rate of 2.5% in 1997. Maximum borrowings outstanding at any time during 1998 and 1997 were $1.4 million and $1.8 million, respectively. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. At December 31, 1998 under the domestic revolving credit agreement there was $2,549 outstanding and at December 31, 1997, there was $1,616 outstanding. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company.

           Note Payable - Other

           The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at December 31, 1998 of $0.2 million is expected to be paid or converted into shares of Common Stock in 1999.

           Senior Notes

           In January 1998, the Company issued $30.0 million of its 12% Senior Notes (the "Notes"), together with Warrants to purchase 1.02 million shares of Common Stock. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the time of issuance, the Warrants were valued using the Black-Scholes model. The value assigned to the Warrants was $765,000, which is being amortized against interest expense over the term of the Notes. At the end of June 1998, the Company issued an additional $14.0 million Senior Notes. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1998. The Notes will mature on March 15, 2003. The Company may redeem the Notes, in whole or in part, at any time after March 15, 2000, at redemption prices expressed as percentages of the principal amount of the Notes ranging from 100% to 106% depending on the redemption date, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future subordinated indebtedness of the Company.

           Noncurrent Maturities of Long-term Debt

           The following table summarizes the scheduled noncurrent maturities of the Company's long-term debt as of December 31, 1998, for years subsequent to 1999:

           Year           (in thousands)
          -------
           2000                $    3
           2003                44,000



Note 11 - Other Liabilities


                                                                                                            December 31,
                                                                                                     ----------------------------
                                                                                                         1998               1997
                                                                                                     -------------       --------
                                                                                                            (in thousands)
      Pension.............................................................................      $        28,062        $      31,510
      Reserve for tax liabilities.........................................................               11,614               27,015
      Other postemployment benefits.......................................................                7,009                6,478
      Other...............................................................................                4,785                5,705
                                                                                                ---------------        -------------
           Total..........................................................................      $        51,470        $      70,708
                                                                                                ===============        =============

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and Contingencies

           The increase in the pension liability was attributable to an increase in the minimum pension liability resulting from the lowering of the discount rate from 7.0% in 1997 to 6.5% in 1998 due to a decline in long-term interest rates, less the gain on the fair value of the plan assets. See Note 16.


           During the year, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute, and the Company reversed $10.1 million previously accrued in connection with the liquidation of its subsidiary in Italy.


           Leases

           The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 1998 future annual lease obligations and sublease income under leases with noncancellable lease terms in excess of one year were as follows (in thousands):

                                                                         Gross             Sublease          Net
                     Year                                             Obligation            Income        Obligation
                 ------------                                         ----------           --------       ----------


                 1999..............................................        $    4,872      $      808     $    4,064
                 2000..............................................             4,050             550          3,500
                 2001..............................................             4,651             101          4,550
                 2002..............................................             1,594               -          1,594
                 2003..............................................             1,552               -          1,552
                 Thereafter........................................             6,815               -          6,815
                                                                           ----------      ----------     ----------
                                                                           $   23,534      $    1,459     $   22,075
                                                                           ==========      ==========     ==========

         Total rent expense for all operating leases was $5.3 million, $4.9 million and $5.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

           In January 1996, the Company completed the sale of its real property in Redwood City, California and leased back a portion of the property from the purchaser. Future annual lease obligations included in the above table, under two lease agreements with noncancellable lease terms until April 2001, approximates $1.8 million per year. An additional $1.8 million representing a potential lease termination penalty in 2001 has been included in the table above.

           The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998:

             Year                                            (in thousands)
             ----
             1999...........................................    $    70
             2000...........................................         23
             2001...........................................         17
                                                                -------
            Net minimum lease payments......................        110
            Less amount representing interest...............        (21)
                                                                -------
            Present value of net minimum lease payments......   $    89
                                                                =======

         The gross book value and accumulated depreciation of capital leases at December 31, 1998 was $0.3 million and $0.1 million, respectively.

           Legal Proceedings

           The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Commitments and Contingencies (cont'd.)

         Certain subsidiaries have been assessed income and value-added taxes together with penalties and interest. MicroNet was involved in litigation in the ordinary course of its business that was unresolved at the date the business was acquired by the Company. The Company has been indemnified against loss by the former shareholders of MicroNet for such matters. A portion of the purchase price paid in shares of Common Stock is being held in escrow pending the ultimate resolution of the litigation and would revert to the Company in the event the Company incurred any future loss relative to such matters.

           Environmental Matters

         The Company currently is involved in various stages of investigation and cleanup relative to environmental protection matters, some of which relate to past disposal practices. State or federal agencies are overseeing some of these matters. Management has provided reserves, which have not been discounted, related to investigation and cleanup costs and believes that the final disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

           Guarantees

         The Company has certain arrangements with banks primarily to facilitate the issuance of performance guarantees or letters of credit. At December 31, 1998 and 1997, the Company was contingently liable for $1.1 million and $2.4 million, respectively, of general performance guarantees and letters of credit. The Company has not recorded reserves for potential losses for these items at December 31, 1998 and 1997.


Note 13 - Preferred Stock

           At December 31, 1997, the Company became required to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock with an aggregate liquidation value of $70.0 million (the "Old Preferred Stock"), to the extent of funds legally available therefor (generally, the excess of the value of assets over liabilities) at the redemption price of $1,000 per share. Pursuant to an agreement in the second quarter of 1998, the Company completed the redemption of the Old Preferred Stock in exchange for the following securities (a) 3,000,000 shares of its Common Stock, par value $0.01 per share;
(b) 10,000 shares of a new series of 8% Noncumulative Convertible Preferred Stock, par value $1.00, with an aggregate liquidation value of $20.0 million (the "Convertible Preferred Stock"); and (c) 21,859 shares of a new series of 8% Noncumulative Redeemable Preferred Stock, par value $1.00 per share, with an aggregate liquidation value of $43.7 million (the "Redeemable Preferred Stock").

           Each share of Convertible Preferred Stock and Redeemable Preferred Stock (together, the "New Stock") will entitle the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. See Note 23. Beginning in June 2001, the Company will become obligated to redeem the remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and will have the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Related Party Transactions

           During 1998, 1997, 1996 and 1995, the Company received five-year notes for the purchase of Common Stock by an affiliated company in the principal amounts of $176,250, $838,750, $2,200,000 and $2,052,750, respectively. The notes bear annual interest at 5.69%, 6.34%, 6.72% and 7.96%, respectively, and are collateralized by the purchased shares.

           In June 1996, the Company received a partial payment on the notes outstanding of $273,700.

           During 1998, the Company modified the terms of the note originally issued in 1996 in the principal amount of $2.2 million. The final maturity date of the note was extended to October 15, 2008. Commencing on October 15, 1998 and continuing until the final maturity date, the principal amount of the note shall be reduced in ten equal annual installments of $176,000, whereupon the remaining unpaid balance shall be due and payable. In certain circumstances when the stock price exceeds $7.00 per share, the unpaid principal balance of the note shall thereupon be reduced to $440,000. Accrued interest on the unpaid principal amount of the note due on each October 15 during the term of the note will be forgiven on each interest payment date subject to certain stipulated employment issues.

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

           The Company's 1992 Stock Incentive Plan (the "Stock Incentive Plan") for directors, executive officers and other key employees provides for the granting of "nonqualified stock options" and "incentive stock options" to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in cash or shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date.

           On November 6, 1998, the Committee authorized the Company to allow holders of certain "out-of-the-money" stock options to voluntarily cancel these options in exchange for an equivalent number of new options. The new options were granted at an exercise price of $1.0625 which was the fair value of the Common Stock on November 6, 1998, and with new vesting and expiration schedules. Of the 1,474,850 options eligible for exchange, option holders elected to exchange 1,455,850 options that had exercise prices of $2.00 to $4.875.

           On October 28, 1997, the Committee authorized the holders of 918,100 "out-of-the-money" stock options with exercise prices ranging from $3.625 to $10.50, to voluntarily elect to cancel those options in exchange for an equivalent number of new options. The new options were granted at an exercise price of $3.125, which was the fair value of the Common Stock on October 28, 1997, and with new vesting and expiration schedules. Of the 918,100 options eligible for exchange, option holders elected to exchange 664,250 options that had exercise prices ranging from $4.875 to $10.50.

           On June 7, 1996, at the Company's Annual Meeting, stockholders authorized the issuance of an additional 2,000,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is currently authorized to issue up to 4,250,000 shares of Common Stock under the Stock Incentive Plan.

           At December 31, 1998, there were 2,384,477 options outstanding, including 838,691 vested options. The exercise prices range from $1.0625 to $10.50 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

                                AMPEX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Common Stock, Stock Options and Warrants (cont'd.)


                                                                                                                 Weighted
                                          Shares           Number              Price             Aggregate        Average
                                        Available           of                  per              Exercise        Exercise
                                        for Grant         Options              Share               Price           Price
                                     -------------      ----------       ---------------      --------------    ----------
Balances, December 31, 1995             235,660           2,006,440        $   1.50-3.69      $   4,173,885     $     2.08
Authorized                            2,000,000
Granted                                (914,750)            914,750           3.75-10.50          6,781,750           7.41
Canceled                                129,390            (129,390)           1.50-6.44           (390,054)          3.01
Exercised                                                  (394,900)           1.50-3.63           (800,350)          2.03

                                     ----------          ----------        -------------      -------------     ----------
Balances, December 31, 1996           1,450,300           2,396,900        $  1.50-10.50      $   9,765,231     $     4.07
Granted                                (990,000)            990,000            2.38-7.94          3,789,813           3.83
Canceled                                899,745            (899,745)          1.50-10.50         (6,023,836)          6.70
Exercised                                                  (177,290)           1.50-5.75           (384,298)          2.17
                                     ----------          ----------        -------------      -------------     ----------

Balances, December 31, 1997           1,360,045           2,309,865        $  1.50-10.50      $   7,146,910     $     3.09
Granted                              (1,954,600)          1,954,600            1.06-2.94          2,649,069           1.36
Canceled                              1,829,148          (1,829,148)           1.50-2.38         (6,199,531)          3.39
Exercised                                                   (50,840)          1.50-10.50            (92,010)          1.81
                                     ----------          ----------        -------------      -------------     ----------

Balances, December 31, 1998           1,234,593           2,384,477        $  1.50-10.50      $   3,504,438     $     1.47
                                     ==========          ==========        =============      =============     ==========


         For the years ended December 31, 1998, 1997 and 1996, the weighted average fair value of options granted was $0.65, $2.76 and $5.17 per share, respectively.

           At December 31, 1998, there were 1,020,000 Warrants outstanding exercisable at $2.25 per share, to provide a like number of shares of Common Stock. At December 31, 1997, there were no Warrants outstanding. During 1996, 1,699,499 shares of Common Stock were issued at $0.01 per share in connection with the exercise of Warrants.

           The options outstanding and currently exercisable by exercise price at December 31, 1998 are as follows:


                                                                                                       Options Currently
                                  Options Outstanding                                                      Exercisable
----------------------------------------------------------------------------------                  -------------------------
                                                        Weighted
                                                         Average           Weighted                                    Weighted
                                                        Remaining          Average                                      Average
      Exercise               Number                    Contractual         Exercise                 Number             Exercise
       Prices              Outstanding                     Life             Price                 Exercisable           Price
    -----------           -------------                ------------       ----------              -----------          --------
    $1.06-$3.13               2,296,719                    4.89            $   1.26                  769,039           $   1.52
    $3.62-$4.88                   6,500                    6.17                3.89                    4,724               3.81
    $5.75-$6.00                  56,258                    1.11                5.79                   39,928               5.79
         $10.50                  25,000                     .20               10.50                   25,000              10.50
                          -------------                    ----            --------               ----------           --------
                              2,384,477                    4.76            $   1.47                  838,691           $   2.01
                          =============                    ====            ========               ==========           ========

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Common Stock, Stock Options and Warrants (cont'd.)

      The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                                                                         December 31,
                                                                                   -------------------------------------------------
                                                                                         1998              1997             1996
                                                                                   ---------------     ------------     ------------

           Expected life (years)..............................................          1.5 - 3.5       1.5 - 5.5         1.7 - 5.0
                                                                                       ----------       ---------         ---------
           Risk-free interest rate............................................         4.4-6.5.65%       5.6-6.54%         5.2-6.70%
                                                                                       ----------       ---------         ---------
           Expected volatility................................................          0.75-1.22       0.85-1.41         1.38-1.46
                                                                                       ----------       ---------         ---------

           Expected dividend yield............................................                  -               -                 -
                                                                                       ----------       ---------         ---------


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




                                                                                                         December 31,
                                                                                   -------------------------------------------------
                                                                                       1998              1997               1996
                                                                                   ------------      ------------       ------------
                                                                                                     (in thousands)
Net income:
           As reported........................................................     $    10,438     $         14,803      $ 12,741
                                                                                   -----------     ----------------      --------
           Pro forma..........................................................     $     8,231     $         12,360      $ 11,616
                                                                                   -----------     ----------------      --------

Basic income per share:
           As reported........................................................     $      0.22     $           0.32      $   0.29
                                                                                   -----------     ----------------      --------
           Pro forma..........................................................     $      0.17     $           0.27      $   0.27
                                                                                   -----------     ----------------      --------

Diluted income per share:
           As reported........................................................     $         0.20      $          0.32      $   0.28
                                                                                   --------------      ---------------      --------
           Pro forma..........................................................     $         0.15      $          0.27      $   0.26
                                                                                   --------------      ---------------      --------

           The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

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

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 16 - Pension Plans (cont'd.)


           Pension expense for the domestic plan in 1998, 1997 and 1996 consisted of the following:


                                                                                               Year Ended December 31,
                                                                             -------------------------------------------------------
                                                                                   1998                 1997               1996
                                                                             -----------------    ----------------    --------------
                                                                                                   (in thousands)

      Service cost....................................................        $             -     $              -     $          -
      Interest on projected benefit obligation........................                 11,217               11,389           11,500
      Actual return on assets.........................................                (20,528)              (7,673)         (22,061)
      Amortization of unrecognized prior service costs................                  8,526               (4,401)          10,481
                                                                              ---------------     ----------------     ------------
           Net periodic pension cost (benefit)........................        $          (785)    $           (685)    $        (80)
                                                                              ===============     ================     ============


           The  domestic  plan  funded  status  and  amounts   included  in  the
consolidated balance sheets are as follows:


                                                                                                             December 31,
                                                                                               -------------------------------------
                                                                                                     1998                   1997
                                                                                               ---------------        --------------
                                                                                                            (in thousands)

      Actuarial present value of benefits:
           Vested.........................................................................      $       187,209     $     178,171
           Nonvested......................................................................                    -               658
                                                                                                ---------------     -------------
             Total accumulated benefits...................................................      $       187,209     $     178,829
                                                                                                ===============     =============
      Projected benefit obligation........................................................      $      (187,209)    $    (178,829)
      Less: plan assets at fair value.....................................................              157,578           144,705
                                                                                                ---------------     -------------
                                                                                                        (29,631)          (34,124)
      Unrecognized net loss...............................................................                    -                -
      Tax benefit of excess pension liability.............................................                    -                -
                                                                                                ---------------     ------------
      Accrued pension cost................................................................      $       (29,631)    $     (34,124)
                                                                                                ===============     ============

           As a result of the disposition of a subsidiary ("Media") in November 1995, the Company became the sponsor of the Media pension plan, and its ultimate liability will remain the same as it was prior to the sale. Media has agreed to provide continued funding for the plan, but if it fails to do so, the Company may be required to make funding payments or to make any required termination liability payments. As of December 31, 1998, the Company's consolidated balance sheets included $1.9 million in "other liabilities" for the Media plan's underfunded status. The Media plan's projected benefit obligation and plan assets at fair value were approximately $43.6 million and $39.7 million, respectively.

           Actuarial assumptions as of December 31, 1998 and 1997 are as follows:

                                                                                                               December 31,
                                                                                                     -------------------------------
                                                                                                       1998                   1997
                                                                                                     --------              ---------
                 Assumed discount rate..................................................               6.5%                   7.0%
                 Rate of compensation increase..........................................               N/A                    N/A
                 Expected long-term rate of return......................................               9.0%                   9.0%

           Assets of the domestic pension plan are invested in directed trusts. At December 31, 1998 and 1997, assets of the directed trusts were primarily invested in U.S. government obligations, corporate stocks and bonds and units of common investment funds consisting of short-term interest bearing instruments and common stock.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 16 - Pension Plans (cont'd.)

         In accordance with Statement of Financial Accounting Standards No. 87, the Company has recorded an additional minimum pension liability for the underfunded plan of $29.6 million at December 31, 1998 and December 31, 1997, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities is charged directly to stockholders' deficit. For 1998 and 1997, stockholders' deficit was charged $0.02 million and $19.1 million, respectively.

           The components of foreign pension expense were as follows:


                                                                                                     Year Ended December 31,
                                                                                   -----------------------------------------------
                                                                                      1998                 1997               1996
                                                                                   ---------            --------           -------
                                                                                                   (in thousands)
      Service cost....................................................             $       47          $    41           $     1,225
      Interest cost...................................................                    115              127                   136
      Return on assets................................................                      -                -                     -

      Amortization and deferral.......................................                     11               10                    13
                                                                                   ----------     ------------         -------------
        Net periodic pension cost (benefit)...........................             $      173          $   178          $      1,374
                                                                                   ==========     ============         =============


           The reconciliation of the funded status of the foreign plans is as follows:


                                                                                             December 31,
                                                              ----------------------------------------------------------------------
                                                                              1998                                 1997
                                                                         Plans in Which                       Plans in Which
                                                              --------------------------                      ----------------------
                                                                    Assets          Accumulated         Assets           Accumulated
                                                                    Exceed           Benefits           Exceed            Benefits
                                                                  Accumulated         Exceed          Accumulated          Exceed
                                                                   Benefits           Assets           Benefits            Assets
                                                              -----------------     ------------      ------------       -----------
                                                                                            (in thousands)
    Actuarial present value of benefits:
       Vested...............................................   $             -     $       1,835     $            -    $      1,630
       Nonvested............................................                 -                99                  -              20
                                                               ---------------     -------------     --------------    ------------
         Total accumulated benefits.........................   $             -     $       1,934     $            -    $      1,650
                                                               ===============     =============     ==============    ============

    Projected benefit obligation............................   $             -     $      (2,212)    $            -    $     (1,823)
    Less: plan assets at fair value.........................                 -                 -                  -               -
                                                               ---------------     -------------     --------------    ------------
                                                                             -            (2,212)                 -          (1,823)
    Remaining unrecognized transition
       net (asset) obligation...............................                 -                 2                  -            (115)
                                                               ---------------     -------------     --------------    ------------
    Prepaid (accrued) pension cost..........................   $             -     $      (2,210)    $            -    $     (1,938)
                                                               ===============     =============     ==============    ============


         Effective July 1, 1996, the United Kingdom defined benefit pension plan was terminated and replaced by a new defined contribution retirement plan.

           The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 17 - Royalty Income

           In  1998,  1997  and  1996,  the  Company   received  and  recognized
nonrecurring royalty payments attributable to the settlement of patent litigation and other negotiated settlements related to prior years' sales of products by licensees. Such nonrecurring royalties amounted to $2.0 million, $4.6 million and $2.0 million in 1998, 1997 and 1996, respectively. The balance of royalties earned in these years represents royalties for product shipments in the current period.


Note 18 - Restructuring Charges (Credits)

           Restructuring charges (credits) for the years ended December 31, 1998, 1997 and 1996 consist of the following:


                                                                                               Year Ended December 31,
                                                                                   ------------------------------------------------
                                                                                      1998             1997                1996
                                                                                   ----------    -----------------    -------------

                                                                                                  (in thousands)

      Provisions for vacated lease obligations..........................            $    (1,200)       $   (2,603)      $    (200)
      Write-down of property, plant and equipment.......................                    400               858               -
      Provisions for employee separation costs..........................                  2,747                86               -
      Provisions for relocation.........................................                    579                 -               -
      Costs associated with closure of foreign subsidiaries.............                      -                 -            (253)
                                                                                   ------------        ----------       ---------

                                                                                    $     2,526        $   (1,659)      $    (453)
                                                                                    ===========        ==========       =========

         The Company recorded a net restructuring charge in 1998 of $2.5 million. The charge included $3.3 million in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction, offset by a credit of $0.8 million related to the termination of the lease of one of its buildings at its Redwood City, California facility. The $3.3 million restructuring charge includes $2.7 million for costs associated with the elimination of approximately 106 U.S. positions in engineering, manufacturing and administration, and $0.6 million for transition, shipping and other costs. At December 31, 1998, the Company had paid and charged $1.3 million against the liability accounts related to the termination benefits set up for the 1998 restructuring and terminated 93 employees.

         In 1997 and 1996, the Company entered into transactions that reduced its anticipated obligations under several vacated leases. In addition, certain expenses related to the closure of foreign subsidiaries were less than originally anticipated. In 1997, the amount of restructuring credit recognized in income is net of a reserve that was recorded to write-off certain fixed assets and to provide for certain other costs totaling $0.9 million in connection with the transfer of the keepered media program to a long-term research and development project. Of the total $0.9 million charge for keepered media, $0.1 million related to the termination of 8 U.S. engineers and administrative staff, and all termination benefits were paid and charged against the liability accounts in early 1998. The remaining $0.8 million charge for keepered media related to asset impairments and obligations on leased equipment which were paid or charged against the liability account in 1997 and 1998.

        Accruals for restructuring costs totaled $2.8 million at December 31, 1998 including $1.1 million relating to vacated or abandoned leases. The lease obligations associated with the Company's restructuring have not been discounted to present value.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 19 - Income Taxes

           Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:


                                                                                                  Year Ended December 31,
                                                                              ------------------------------------------------------
                                                                                   1998                 1997                1996
                                                                              ---------------     ----------------     -------------

                                                                                                   (in thousands)

      Domestic  ........................................................        $     (3,621)       $     15,389       $   16,016
      Foreign   ........................................................                (350)                921           (1,621)
                                                                                ------------        ------------       ----------
                                                                                $     (3,971)       $     16,310       $   14,395
                                                                                ============        ============       ==========

           The provision for (benefit of) income taxes consisted of the following:


                                                                                               Year Ended December 31,
                                                                               --------------------------------------------------
                                                                                   1998               1997                1996
                                                                               -----------      ------------------     ----------

                                                                                                  (in thousands)

      Current:
           Federal......................................................      $      (44)        $        (77)    $        178
           State........................................................              10                  (24)              92
           Foreign......................................................             (76)                 358              312
           Foreign withholding taxes on royalty income..................           1,079                1,250            1,072
                                                                              ----------         ------------     ------------
                                                                                     969                1,507            1,654
                                                                              ----------         ------------     ------------
      Long-term:
           State........................................................          (5,227)                   -                -
           Foreign......................................................         (10,151)                   -                -
                                                                              ----------         ------------     ------------
                                                                                 (15,378)                   -                -
                                                                              ----------         ------------     ------------
      Deferred:
           Federal......................................................               -                    -                -
           Foreign......................................................               -                    -                -
                                                                              ----------         ------------     ------------
                                                                              $  (14,409)        $      1,507     $      1,654
                                                                              ==========         ============     ============


           The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 1998, 1997, and 1996) to income from continuing operations before income taxes and the actual provision for income taxes was as follows:


                                                                                               Year Ended December 31,
                                                                             -------------------------------------------------------
                                                                                     1998                 1997            1996
                                                                             -------------------   -----------------  --------------
                                                                                                   (in thousands)

      Federal income tax provision at statutory rate....................      $        (1,390)    $         5,709     $    5,038
      Domestic losses not benefited.....................................                1,267                   -              -
      Foreign losses not benefited......................................                   47                   -            879
      Rates in excess of U.S............................................                1,079                 972            951
      Temporary differences not previously benefited....................                    -              (4,254)        (2,286)
      Net operating losses not previously benefited.....................                    -                (769)        (3,205)
      Reversal of long-term state and
           foreign income tax reserves..................................              (15,378)                  -              -
      Other, net........................................................                   34                (151)           277
                                                                              ----------------    ---------------     ----------
                                                                              $       (14,409)    $         1,507     $    1,654
                                                                              ================    ===============     ==========

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 19 - Income Taxes (cont'd.)

         The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 1998 and 1997:

                                                                                                         December 31,
                                                                                             -------------------------------
                                                                                                  1998              1997
                                                                                             --------------    -------------
                                                                                                        (in thousands)

      Inventory basis differences.......................................................      $        6,584         $    5,608

      Restructuring reserves and other liabilities not yet
           deductible for tax purposes..................................................              10,404             12,158

      Loss carryforwards................................................................              41,285             34,998

      Foreign withholding taxes on undistributed earnings
           of foreign subsidiaries......................................................              (1,213)            (1,267)


      Property, plant and equipment
           Basis differences ...........................................................                 876                721

      Credit from prior year's minimum tax..............................................               1,191              1,235

      Other   ..........................................................................               7,739              8,770

      Less valuation allowance..........................................................             (68,079)           (63,490)
                                                                                              --------------        -----------

              Deferred tax liability....................................................      $       (1,213)       $    (1,267)
                                                                                              ==============        ===========

         A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized.

         In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarters of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. As at December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of $118.0 million expiring in the years 2005 through 2013. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 20 - Segment Reporting

         The Company has the following operating segments: high-performance mass data storage systems, instrumentation recorders and professional video recording products; high-performance magnetic disk arrays; licensing of intellectual property and Internet video production and distribution. At year end, the Company had acquired 19.9% of Reiter Associates, Inc. ("Reiter"), a provider of turnkey electronic commerce support, web hosting and Internet consulting and monitoring services for enterprises that use the world wide web. Subsequent to year end, Ampex announced its intention to purchase a majority interest in Reiter and strategic investments in TV on the WEB, Inc. and Alternative Entertainment Network, Inc. ("AENTV"), Internet video providers. Accordingly, at year end the Company's Internet video production and distribution segment does not meet the financial parameters for determining a reportable segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 20 - Segment Reporting (cont'd.)

         The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income or loss from operations before income taxes, excluding restructuring charges (credits), foreign exchange gains and losses and goodwill amortization and related acquisition charges.

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.


                                                                            Year Ended December 31, 1998
                                               -------------------------------------------------------------------------------------


                                                   Mass Data
                                               Storage Systems/                     Licensing of         Eliminations
                                               Instrumentation                      Intellectual             and
                                                  Recorders            MicroNet       Property            Corporate        Totals
                                               ---------------       ------------  -------------        --------------  -----------
Revenues from external customers...........        $    57,803       $     5,516    $    10,591         $       -       $ 73,910
Interest income............................                517                 -              -             2,979          3,496
Interest expense...........................                 47               477              -             3,805          4,329
Depreciation, amortization and accretion...              2,237                34              2               105          2,378
Segment income (loss)......................             (3,623)           (1,958)         9,337             (3667)            89
Segment assets.............................             38,089             8,631              3            69,278        116,001
Expenditures for segment assets............              1,475                 -              -             2,079          3,554



                                                                            Year Ended December 31, 1997
                                               -------------------------------------------------------------------------------------

                                                   Mass Data
                                               Storage Systems/                     Licensing of      Eliminations
                                               Instrumentation                      Intellectual      and
                                                    Recorders         MicroNet      Property          Corporate               Totals
                                               ---------------        ----------    --------------    --------------       ---------

Revenues from external customers.................  $    80,311                 -       $    12,550       $       -       $ 73,910
Interest income..................................        2,421                 -                 -             570          2,991
Interest expense.................................           86                 -                 -               -             86
Depreciation, amortization and accretion.........        2,243                 -                 1               -          2,244
Segment income (loss)............................        9,297                 -             7,098          (1,685)        14,710
Segment assets...................................       59,370                 -                 3          22,301         81,671
Expenditures for segment assets..................        1,167                 -                 -             393          1,560


                                                                            Year Ended December 31, 1996
                                               -------------------------------------------------------------------------------------
                                                   Mass Data
                                               Storage Systems/                     Licensing of        Eliminations
                                               Instrumentation                      Intellectual          and
                                                    Recorders         MicroNet      Property            Corporate          Totals
                                               ----------------       ----------    -------------      -------------     -----------
Revenues from external customers.................  $    96,485                 -       $    10,497       $         -     $  106,982
Interest income..................................          448                 -                 -             2,809          3,257
Interest expense.................................          264                 -                 -               492            756
Depreciation, amortization and accretion.........        2,737                 -                 2                64          2,803
Segment income (loss)............................        9,395                 -             4,288              (294)        13,977

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21- Foreign Operations

           The following table shows certain financial information relating to the Company's continuing operations in various geographical areas:

                                                                                              Year Ended December 31,
                                                                              ---------------------------------------------------
                                                                                   1998                 1997               1996
                                                                              --------------     -------------------    ---------
                                                                                                   (in thousands)

      Net sales:
           United States................................................      $        57,558     $         73,441     $     92,711
           Europe, Africa and the Middle East...........................               14,007               16,338           20,744
           Other foreign................................................                3,322                3,124            4,884
           Eliminations (1).............................................              (11,568)             (12,592)         (21,854)
                                                                              ---------------     ----------------     ------------
                  Total.................................................      $        63,319     $         80,311     $    96,485
                                                                              ===============     ================     ============

(1) Inter-area sales, primarily from the United States.


                                                                                               Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                      1998              1997                 1996
                                                                                   ---------          -------              ---------
                                                                                                   (in thousands)

      Income (loss) before income taxes:


           United States................................................      $    (8,010)    $          6,699        $      8,918
           Europe, Africa and the Middle East...........................              664                  498               1,352
           Other foreign................................................              172                  905                 350
           Royalties....................................................           10,591               12,550              10,497
           Eliminations and corporate expenses..........................           (7,387)              (4,342)             (6,722)
                                                                              -----------     ----------------        ------------
                  Total.................................................      $    (3,971)    $         16,310        $     14,395
                                                                              ===========     ================        ============


                                                                                                          Year Ended December 31,
                                                                                                        ---------------------------
                                                                                                           1998              1997
                                                                                                        ---------          --------
                                                                                                             (in thousands)
      Identifiable assets:
           United States.....................................................................     $      38,226     $        34,275
           Europe, Africa and the Middle East................................................             5,007               5,448
           Other foreign.....................................................................             1,595               1,094
           Eliminations and corporate assets.................................................            71,173              40,854
                                                                                                  -------------     ---------------
                  Total......................................................................     $     116,001     $        81,671
                                                                                                  =============     ===============

           Transfers between geographic areas are at cost plus a reasonable profit. Sales from the United States include export sales to unaffiliated customers of $3.3 million, $5.6 million and $7.3 million in 1998, 1997 and 1996, respectively. Identifiable assets are classified by the location of the Company's facilities and include cash, investments, accounts receivable, inventories, intangible assets, other assets and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable and intangible assets at December 31, 1998 and 1997.

                               AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 22 - Major Customers

           Direct and indirect sales to various U.S. government agencies amounted to approximately $14.9 million, $22.3 million and $17.4 million for 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996 no other single customer accounted for more than 10% of total net sales.

Note 23 - Subsequent Events (Unaudited)

         Subsequent to year end, Ampex announced its intention to acquire a majority interest in Reiter, increasing its holding from 19.9% held at December 31, 1998. In January 1999, the Company announced it had purchased approximately 20% of the capital stock of TV on the WEB, Inc., a provider of services and content for delivery of compressed video over the world wide web, for $4.0 million. In February 1999, the Company announced it had purchased approximately 20% of the capital stock of AENTV, a producer and aggregator of compressed, streaming video content for delivery over the world wide web, for $1.0 million. The Company has an option to acquire a majority interest in both TV on the WEB, Inc. and AENTV.

         In February 1999, holders of 5,640 shares of Convertible Preferred Stock converted their holdings into 2,815,000 shares of Common Stock.

Note 24 - Quarterly Financial Information (Unaudited)

           The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997.

                                                                          (In thousands, except share and per share data)
                                                                          -----------------------------------------------

Fiscal 1998
Quarters ended                                              March 31              June 30             Sept. 30             Dec. 31
--------------                                           -------------        ------------        -------------        -------------
Net sales  ..........................................     $   16,826          $   15,194        $      16,001         $     15,298
Gross profit..........................................         7,930               6,491                5,377                5,909
Net income as previously reported.....................         4,093               1,711                2,225                  554
Net income as restated................................         4,093               3,722                2,069                  554

Diluted income per share as previously reported           $     0.09          $     0.04           $     0.05         $       0.01
Diluted income per share as restated..................    $     0.09          $     0.08           $     0.03         $       0.01



Fiscal 1997
Quarters ended                                             March 31              June 30             Sept. 30             Dec. 31
--------------                                           -------------        ------------        -------------        -------------
Net sales  ..........................................     $   21,081            $    21,299         $   18,182         $    19,749
Gross profit..........................................        10,519                 10,618              8,232               9,802
Net income ...........................................         4,944                  2,336              2,604               4,919

Diluted income per share..............................     $    0.11         $        0.05          $     0.06         $      0.11


      The restatements above reflect the Company's election to reissue its Form 10-Qs for the periods ended June 30, 1998 and September 30, 1998 to reflect the remeasured in-process research and development arising from the MicroNet acquisition, using the Securities and Exchange Commission's specified "stage of completion" methodology. The restatements increased net income by $1.9 million in 1998 ($0.03 per share).

                                AMPEX CORPORATION



                      INDEX TO FINANCIAL STATEMENT SCHEDULE





Report of Independent Accountants on Financial Statement Schedule.............................................................  S-2


Schedule II - Valuation and Qualifying Accounts...............................................................................  S-3

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders
Ampex Corporation:


           Our audits of the consolidated financial statements referred to in our report dated March 5, 1999, appearing on F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


San Francisco, California
March 5, 1999

                                AMPEX CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)





                                               Balance at        Additions      Charges to                            Balance at
                                               beginning of      cost and       other                                 end of
Description                                    period            expenses       accounts (1)     Deductions (2)       period
-----------                                    -----------       --------       -----------      -------------        -----------


Allowance for doubtful
      accounts and sales returns

           December 31, 1996                   $    2,541          $    (192)      $     (94)       $     (14)          $  2,241
           December 31, 1997                   $    2,241          $    (395)      $     (67)       $    (295)          $  1,484
           December 31, 1998                   $    1,484          $    (432)      $   1,174        $    (866)          $  1,360


Allowance for obsolete and
      slow moving inventory

           December 31, 1996                   $   25,673          $    (362)      $       -        $  (5,234)          $  20,077
           December 31, 1997                   $   20,077          $      25       $      (3)       $  (4,470)          $  15,629
           December 31, 1998                   $   15,629          $     978       $   5,961        $  (4,926)          $  17,642


Accrued restructuring costs


           December 31, 1996                   $   10,728         $     (453)      $       -        $  (2,677)          $   7,598
           December 31, 1997                   $    7,598         $   (2,104)      $       -        $  (2,176)          $   3,318
           December 31, 1998                   $    3,318         $    2,526       $       -        $  (3,021)          $   2,823






(1)  Includes transfers and reclassifications to other accounts.

(2)  Includes  write-offs  of  accounts  receivable,   inventories  and
     accrued restructuring.

                        SIGNATURES AND POWER OF ATTORNEY

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMPEX CORPORATION

                                               By:      /s/ Edward J. Bramson
                                                        ------------------------
                                                        Edward J. Bramson
                                                        Chairman and Chief
                                                        Executive Officer

                                               Date:    March 24, 1999

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Edward J. Bramson, Joel D. Talcott, David Griffin or any of them, with full power to act, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has seen signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                    Title                                                             Date
----------------                             ------------------                                                --------------------
/s/ Edward J. Bramson                        Chairman, Chief Executive Officer                                 March 24, 1999
Edward J. Bramson                            and Director (Principal Executive Officer)

/s/ Craig L. McKibben                        Vice President, Chief Financial Officer,                          March 24, 1999
Craig L. McKibben                            Treasurer and Director
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

/s/ Douglas T. McClure. Jr.                  Director                                                          March 24, 1999
Douglas T. McClure, Jr.

/s/ Peter Slusser                            Director                                                          March 24, 1999
Peter Slusser

/s/ William A. Stoltzfus. Jr.                Director                                                          March 24, 1999
William A. Stoltzfus, Jr.


                                AMPEX CORPORATION


                                 1998 FORM 10-K


                                  EXHIBIT INDEX



Description


Subsidiaries of the Company.

Consent of Independent Accountants.

Power of Attorney (included in the signature page of this Report).

Financial Data Schedule.