Form 10-Q
period 1999-03-31
AMPEX CORP /DE/
filed 1999-05-13
CIK 887433

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

      [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


  As of March 31, 1999, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 52,619,147. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                          Quarter Ended March 31, 1999

                                     INDEX

                                                                                                  Page
                                                                                                  ----

  PART I -- FINANCIAL INFORMATION


  Item 1.                         Financial Statements...........................................   2

                                  Consolidated Balance Sheets (unaudited) at March 31, 1999 and
                                  December 31, 1998..............................................   3

                                  Consolidated Statements of Operations (unaudited) for the
                                  three months ended March 31, 1999 and 1998.....................   4

                                  Consolidated Statements of Cash Flows (unaudited) for the three
                                  months ended March 31, 1999 and 1998...........................   5

                                  Notes to Unaudited Consolidated Financial Statements...........   6

  Item 2.                         Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations..........................................  12

  Item 3.                         Quantitative and Qualitative Disclosure about Market Risk......  25

  PART II -- OTHER INFORMATION

  Item 1.                         Legal Proceedings..............................................  25

  Item 2.                         Changes in Securities and Use of Proceeds......................  26

  Item 3.                         Defaults Upon Senior Securities................................  26

  Item 4.                         Submission of Matters to a Vote of Security Holders............  26

  Item 5.                         Other Information..............................................  26

  Item 6(a).                      Exhibits.......................................................  26

  Item 6(b).                      Reports on Form 8-K............................................  26

  Signatures                      ...............................................................  27


                                                         AMPEX CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share and per share data)
                                                            (unaudited)

                                                                                                    March 31,       December 31,
                                                                                                       1999             1998
                                                                                                --------------     --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $      19,863      $      23,357
    Short term investments                                                                             31,608             39,222
    Accounts receivable (net of allowances of $1,213 in 1999 and $1,360 in 1998)                       12,712             11,789
    Inventories                                                                                        20,634             19,766
    Other current assets                                                                                1,702              2,510
                                                                                                --------------     --------------
       Total current assets                                                                            86,519             96,644
Property, plant and equipment, net                                                                     10,131             10,546
Intangible assets, net                                                                                  5,157              5,461
Investment in unconsolidated companies                                                                  5,000                  -
Other assets                                                                                            3,299              3,350
                                                                                                --------------     --------------
       Total assets                                                                             $     110,106      $     116,001
                                                                                                ==============     ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                               $         174      $         180
    Accounts payable                                                                                    6,953              6,470
    Income taxes payable                                                                                    2                 12
    Accrued restructuring costs                                                                         1,533              2,135
    Other accrued liabilities                                                                          15,466             17,889
                                                                                                --------------     --------------
       Total current liabilities                                                                       24,128             26,686
Long term debt                                                                                         43,430             43,380
Other liabilities                                                                                      49,862             51,470
Deferred income taxes                                                                                   1,213              1,213
Accrued restructuring costs                                                                               581                688
                                                                                                --------------     --------------
       Total liabilities                                                                              119,214            123,437
                                                                                                --------------     --------------
Commitments and contingencies (Note  6)
Mandatorily redeemable junior preferred stock (Note 7)                                                      -                 -
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares in 1999 and in 1998
    Issued and outstanding - none in 1999 and in 1998                                                       -                  -
Mandatorily redeemable preferred stock, $2,000 liquidation value:
    Authorized: 21,859 shares in 1999 and in 1998
    Issued and outstanding - 21,859 shares 1999 and in 1998                                            43,718             43,718
Convertible preferred stock, $2,000 liquidation value:
    Authorized: 10,000 shares in 1999 and in 1998
    Issued and outstanding - 4,370 shares in 1999; 10,000 shares in 1998                                8,740             20,000
Stockholders' deficit:
    Preferred stock, $1.00 par value:
       Authorized: 898,171 shares in 1999 and in 1998
       Issued and outstanding - none in 1999 and in 1998                                                    -                  -
    Common stock, $.01 par value:
       Class A:
          Authorized:  125,000,000 shares in 1999 and in 1998
          Issued and outstanding - 52,619,147 shares in 1999; 49,782,547 shares in 1998                   526                498
       Class C:
          Authorized: 50,000,000 shares in 1999 and in 1998
          Issued and outstanding - none in 1999 and in 1998                                                 -                  -
    Other additional capital                                                                          403,112            391,849
    Notes receivable from stockholder                                                                  (4,818)            (4,818)
    Accumulated deficit                                                                              (431,577)          (429,630)
    Accumulated other comprehensive income                                                            (28,809)           (29,053)
                                                                                                --------------     --------------
       Total stockholders' deficit                                                                    (61,566)           (71,154)
                                                                                                --------------     --------------
       Total liabilities and stockholders' deficit                                              $     110,106      $     116,001
                                                                                                ==============     ==============

    The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                         AMPEX CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                          (In thousands, except share and per share data)
                                                            (unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                   ----------------------------------
                                                                            1999               1998
                                                                   ---------------    ---------------

    Net sales                                                      $       15,020     $       16,826
    Cost of sales                                                           9,988              8,896
                                                                   ---------------    ---------------
      Gross profit                                                          5,032              7,930

    Selling and administrative                                              6,468              5,007
    Research, development and engineering                                   2,278              3,038
    Royalty income                                                         (2,662)            (1,834)
    Restructuring charges                                                       -              2,800
                                                                   ---------------    ---------------
      Operating loss                                                       (1,052)            (1,081)

    Interest expense                                                        1,370                662
    Amortization of debt financing costs                                       86                 37
    Interest income                                                          (829)              (837)
    Other expense, net                                                          8                  6
                                                                   ---------------    ---------------
      Loss before income taxes                                             (1,687)              (949)

    Provision for (benefit of) income taxes                                   260             (5,042)
                                                                   ---------------    ---------------
      Net income (loss)                                                    (1,947)             4,093

    Other comprehensive income (loss), net of tax:
      Unrealized gain on marketable securities                                199                  -
      Foreign currency translation adjustments                                 45                 70
                                                                   ---------------    ---------------
      Comprehensive income (loss)                                  $       (1,703)    $        4,163
                                                                   ===============    ===============


    Basic income (loss) per share:
      Income (loss) per share                                      $        (0.04)    $         0.09
                                                                   ===============    ===============
    Weighted average number of common shares outstanding               50,618,092         46,004,179
                                                                   ===============    ===============

    Diluted income (loss) per share:
      Income (loss) per share                                      $        (0.04)    $         0.09
                                                                   ===============    ===============
    Weighted average  number of common shares outstanding              50,618,092         46,452,301
                                                                   ===============    ===============


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

                                                         AMPEX CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)
                                                            (unaudited)

                                                                                                  For the three months ended
                                                                                                -----------------------------
                                                                                                   March 31,       March 31,
                                                                                                      1999           1998
                                                                                                -------------   -------------

         Cash flows from operating activities:
           Net income (loss)                                                                 $     (1,947)    $      4,093
           Adjustments to reconcile net income (loss) to net cash
             used in operating activities:
               Depreciation, amortization and accretion                                               943             509
               Reversal of prior year's tax accrual                                                     -          (5,227)
               Changes in operating assets and liabilities:
                 Accounts receivable                                                                 (982)            320
                 Inventories                                                                         (868)         (2,046)
                 Long term receivables                                                                  -               8
                 Other assets                                                                         735            (130)
                 Accounts payable                                                                     520           1,462
                 Other accrued liabilities and income taxes payable                                (2,322)         (3,174)
                 Accrued restructuring costs                                                       (1,319)          2,232
                 Other liabilities                                                                   (794)            105
                                                                                                -------------   -------------
                  Net cash used in operating activities                                            (6,034)         (1,848)
                                                                                                -------------   -------------
         Cash flows from investing activities:
           Purchases of short term investments                                                    (29,265)        (57,458)
           Proceeds received on the maturity of short-term investments                             32,854          17,438
           Proceeds from the sale of short-term investments                                         4,224           6,150
           Additions to property, plant and equipment                                                 (66)           (439)
           Deferred gain on sale of assets                                                           (204)           (204)
           Investments in unconsolidated companies                                                 (5,000)              -
                                                                                                -------------   -------------
                  Net cash provided by (used in) investing activities                               2,543         (34,513)
                                                                                                -------------   -------------

         Cash flows from financing activities:
           Borrowings under working capital facilities                                              7,905           8,305
           Repayments under working capital facilities                                             (7,893)         (8,507)
           Repayment of notes payable-affiliates                                                       (6)             (5)
           Issuance of senior notes                                                                     -          30,000
           Debt financing costs                                                                        (5)         (1,099)
           Proceeds from issuance of common stock                                                      32             126
                                                                                                -------------   -------------
                  Net cash provided by financing activities                                            33          28,820
                                                                                                -------------   -------------
         Effect of exchange rates on cash                                                             (36)            (16)
                  Net decrease in cash and cash equivalents                                        (3,494)         (7,557)
         Cash and cash equivalents, beginning of period                                            23,357          24,076
                                                                                             -------------   -------------
         Cash and cash equivalents, end of period                                            $     19,863          16,519
                                                                                             =============   =============

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

     During the first quarter of 1999, the Company purchased 19.9% of the capital stock of TV onthe WEB, Inc. ("TV on the WEB"), a provider of services and content for delivery of compressed video over the world wide web and 19.9% of the capital stock of Alternative Entertainment Network ,Inc. ("AENTV"), a producer and aggregator of compressed, streaming video content for delivery over the world wide web, for $5.0 million. The Company has options to acquire a majority interest in both TV onthe WEB and AENTV.

     At March 31, 1999, the Company's investment in Reiter, TV on the WEB and AENTV are being accounted for using the cost method.

Note 2 -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1998 and the Audited Consolidated Financial Statements included therein.

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Income (Loss) Per Common Share

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):


                                                        Three months ended
                                                       ---------------------
                                                        March 31,  March 31,
                                                          1999       1998
                                                       ----------  ---------

Numerator  Basic

  Net income (loss)..................................    $(1,947)    $ 4,093
                                                         =======     =======

Denominator - Basic

  Weighted average common stock outstanding..........     50,618      46,004
                                                         -------     -------

Basic income (loss) per share........................    $ (0.04)    $  0.09
                                                         =======     =======


Numerator - Diluted

  Net income (loss)..................................    $(1,947)    $ 4,093
                                                         =======     =======

Denominator - Diluted

  Weighted average common stock outstanding..........     50,618      46,004
  Effect of dilutive securities:
     Stock options...................................          -         346
     Warrants........................................          -         102
                                                         -------     -------
                                                          50,618      46,452
                                                         -------     -------

Diluted income (loss) per share......................    $ (0.04)    $  0.09
                                                         =======     =======

     In connection with the acquisition of MicroNet the Company issued 720,000 shares of Common Stock. Such shares are being held in escrow pending the resolution of certain contingencies and have not been included in the computation of diluted weighted average common stock outstanding since they are anti-dilutive.

     In connection with the redemption in June 1998 of the 8% Noncumulative Preferred Stock, the Company issued 3,000,000 shares of Common Stock, $20.0 million face amount of Convertible Preferred Stock and $43.7 million face amount of Redeemable Preferred Stock. The 3,000,000 shares of Common Stock have been included in the computation of weighted average common stock outstanding for the three months ended March 31, 1999. In February 1999, holders of 5,640 shares of Convertible Preferred Stock converted their holdings into 2,815,000 shares of Common Stock which are included in the weighted average common stock outstanding since the date of conversion. The remaining 2,185,000 shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the period since they are anti-dilutive.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Income (Loss) Per Common Share (cont'd.)

     The Company is obligated to redeem the Redeemable Preferred Stock in quarterly installments over a 10-year period beginning June 1999. The Company at its election may make redemption payments in shares of Common Stock or in cash, subject to certain statutory requirements. In the third quarter of 1998, the Company adopted a policy on the proportion of redemption payments to be made in cash and in Common Stock. The number of shares that will be issued to satisfy future redemption payments is based on the market price of the Common Stock, subject to a floor price of $2.50 per share. Shares of Common Stock potentially issuable to satisfy the portion of redemption payments to be made in stock have not been included in the computation of diluted weighted average common stock outstanding for the three months ended March 31, 1999 since they are anti-dilutive.

     Stock options to purchase 1,101,739 shares of common stock at prices ranging from $2.94 to $10.50 per share were outstanding at March 31, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

     In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. The Warrants were included in the computation of diluted weighted average common stock outstanding for the three months ended March 31, 1998 but excluded from the computation for the three months ended March 31, 1999 as they and are anti-dilutive. See Note 10.

Note 4 -- Supplemental Schedule of Cash Flow Information

     Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                                                        Three months ended
                                                              ------------------------------------
                                                                 March 31,             March 31,
                                                                   1999                  1998
                                                              --------------        --------------
                                                                         (in thousands)
 Interest....................................................     $ 2,652             $    12
 Income taxes paid...........................................         285                 260

 Non-cash transactions were as follows:

 Issuance of common stock on conversion of preferred stock...          28                   -


Note 5 -- Inventories


                                                                 March 31,             March 31,
                                                                   1999                  1998
                                                              --------------        --------------
                                                                         (in thousands)
 Raw materials..............................                      $ 7,865             $ 7,488
 Work in process............................                        5,762               5,824
 Finished goods.............................                        7,007               6,454
                                                                  -------             -------
  Total.....................................                      $20,634             $19,766
                                                                  =======             =======

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In February 1999, the holders of 5,630 shares of Convertible Preferred Stock converted their holdings into 2,815,000 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem the remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. The Company's redemption obligation for the twelve months ended March 31, 2000 represents $5.6 million face amount of the security. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through March 31, 2000.


     The MicroNet Redeemable Junior Preferred Stock is redeemable out of a percentage of earnings of MicroNet beginning in fiscal 1999. Due to the contingent nature of the redemption provision, no value has been ascribed to the MicroNet Redeemable Junior Preferred Stock in determination of the purchase price. The shares of the MicroNet Redeemable Junior Preferred Stock are being held in escrow, pending resolution of certain contingencies for which the Company has been indemnified by the former shareholders of MicroNet.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -- Income Taxes

     In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. The provisions for income taxes in the first quarter of 1999 consist primarily of withholding taxes on royalty income.

     As of December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of $118.0 million, expiring in the years 2005 through 2013. As a result of certain financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards against future consolidated federal income tax liabilities will be restricted in their application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 9 -- Accumulated Other Comprehensive Income

     The balances of each classification within accumulated other comprehensive income are as follows:


                                     Unrealized    Minimum     Accumulated
                           Foreign    Gain on      Pension        Other
                           Currency  Marketable   Liability   Comprehensive
                            Items    Securities  Adjustment       Income
                           --------  ----------  -----------  --------------
                                            (in thousands)

  December 31, 1998......      $578     $  -       $(29,631)      $(29,053)
  Current-period change..        45      199              -            244
                               ----     ----       --------       --------
  March 31, 1999.........      $623     $199       $(29,631)      $(28,809)
                               ====     ====       ========       ========

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

Note 11 -- Segment Reporting

     The Company has the following operating segments: high-performance mass data storage systems, instrumentation recorders and professional video recording products; high-performance magnetic disk arrays; licensing of intellectual property and Internet video production and distribution. At March 31, 1999, the Company had acquired 19.9% of Reiter, TV onthe WEB, and AENTV. Accordingly, the Company's Internet video production and distribution segment does not meet the financial parameters for determining a reportable segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income or loss from operations before income taxes, excluding restructuring charges (credits), foreign exchange gains and losses and goodwill amortization and related acquisition charges.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -- Segment Reporting (cont'd.)

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

                                                            Three months ended March 31, 1999
                                            -------------------------------------------------------------------
                                                Mass Data
                                            Storage Systems/              Licensing of  Eliminations
                                             Instrumentation              Intellectual       and
                                                Recorders      MicroNet     Property      Corporate     Totals
                                            -----------------  ---------  ------------  -------------  ---------
Revenues from external customers..........           $12,254    $ 2,825         $2,662       $   (59)  $ 17,682
Interest income...........................                90          -              -           739        829
Interest expense..........................               178        279              -           913      1,370
Depreciation, amortization and accretion..               502         23              1           115        641
Segment income (loss).....................              (955)    (1,377)         2,347        (1,575)    (1,386)
Segment assets............................            32,654      8,761              1        68,689    110,106
Expenditures for segment assets...........                 6          -              -            60         66


                                                            Three months ended March 31, 1999
                                            -------------------------------------------------------------------
                                               Mass Data
                                            Storage Systems/            Licensing of  Eliminations
                                            Instrumentation             Intellectual       and
                                               Recorders      MicroNet    Property      Corporate     Totals
                                            ----------------  --------  ------------  -------------  --------

Revenues from external customers..........           $16,826    $    -        $1,834       $     -   $ 18,660
Interest income...........................               238         -             -           599        837
Interest expense..........................                12         -             -           650        662
Depreciation, amortization and accretion..               460         -             1            48        509
Segment income (loss).....................               950         -         1,556          (655)     1,851
Segment assets............................            45,034         -             4        65,784    110,822
Expenditures for segment assets...........                63         -             -           376        439


Forward-Looking Statements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1998 Form 10-K").

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     Net Sales. Net sales decreased by 10.7% to $15.0 million in the three months ended March 31, 1999 from $16.8 million for the three months ended March 31, 1998. The sales decline was primarily due to lower sales of Ampex Data Systems' ("Data Systems") instrumentation products to government customers and a decline in sales of television aftermarket products. These sales declines were offset in part by the inclusion of net sales of MicroNet Technology, Inc. ("MicroNet").

     In the first quarter of 1999, the Company made two investments in Internet video producers and distributors. These investments are being accounted for using the cost method of accounting. Under the cost method of accounting, an investor carries its investment at cost and does not record its equity interest in losses or income of the investee. Ampex has options to acquire control of each of these businesses. At such time Ampex increases its equity interest in these companies over its initial 19.9% investment, Ampex will include its equity interest in losses prospectively generated by these companies. Ampex's equity in the losses of its Internet video affiliates may be material to consolidated results of operations in future years.

     The Company's backlog of firm orders increased to $2.1 million at March 31, 1999 from $1.6 million at December 31, 1998. The Company typically operates with low levels of backlog, requiring it to obtain the vast majority of each period's orders in the same period that they must be shipped to the customer. Historically, a small number of large orders has significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

    Data Systems' Mass Data Storage and Instrumentation Recorder Products.
Sales of Data Systems' mass data storage products and instrumentation recorders and related after-market products totaled $9.8 million in the three months ended March 31, 1999 compared to $13.5 million in the three months ended March 31, 1998. A significant portion of the Company's product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Sales of the Company's DST and DIS products increased slightly in the three months ended March 31, 1999 compared to the comparable period of 1998. During 1998, the Company received a limited number of orders from television broadcasters and cable stations for its mass data storage tape drives and library systems for use in digital storage archive applications. The Company believes that this customer base may elect over several years to reformat their existing videotape libraries to digital standards such as DST in order to achieve greater operational flexibility and efficiency. The Company has entered into strategic partnering arrangements with leading video server hardware and software companies in order to broaden its reach into this market beyond its in-house sales and marketing resources. Additionally, to preserve competitiveness, the Company will be required to invest in improving the capabilities of its products. For example, the maximum capacity per cartridge of the first generation DST tape drive was 165 gigabytes. The Company is currently delivering products with a maximum capacity of 330 gigabytes per cartridge (double-density) and is accepting orders for future delivery of products with a maximum capacity of 660 gigabytes per cartridge (quadruple-density).

    In October 1998, the Company received a memorandum of understanding for the purchase, subject to the exercise of certain customer options, of up to an estimated $18.4 million of DST "double-density" and "quadruple-density" storage systems for a government program on which the Company had previously submitted proposals. Separately, also in October 1998, the Company received a letter of intent relating primarily to the purchase of several of the Company's recently introduced DST 712 automated tape libraries for approximately $7.2 million for another government program. In both cases, deliveries would occur during the period 1999-2001. Sales of the above products are subject to the negotiation of definitive agreements and terms and conditions with the respective customers, and there can be no assurance that satisfactory contracts will be completed or that any firm orders will result. Accordingly such amounts have been excluded from backlog.

    The Company continues to propose on additional domestic and foreign government programs. Typically such proposals are part of larger capital projects, which involve risks or delays beyond the Company's control. Since such orders often are relatively large, the receipt or loss of a significant order can materially affect quarterly sales and results of operations. Additionally, larger programs frequently schedule deliveries of the Company's products over an extended period. The Company does not expect that sales to government customers will return to historical levels throughout the second quarter of 1999 and perhaps the year as a whole.

    Data Systems' Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decline to $2.5 million in the three months ended March 31, 1999 from $3.3 million in the three months ended March 31, 1998. The Company's DCT digital products were designed for existing broadcast transmission standards, which are expected to become obsolete upon the adoption of new digital transmission standards that were recently announced. The Company anticipates that its professional video product sales will continue to decline pending the establishment of new standards and until new products can be introduced that are designed for them. The Company also anticipates a continuing reduction in the sale of television after-market products for these same reasons. Such sales declines could have a materially adverse effect on the Company. There can be no assurance as to when broadcasters will re-equip for the new transmission standards or whether the Company will be successful in any future efforts it may undertake to design and sell new products based on such standards.

     MicroNet Products. The Company has included the operations of MicroNet in its consolidated results of operations since its acquisition effective June 30, 1998. Sales of MicroNet products for the three months ended March 31, 1999 totaled $2.8 million. MicroNet sales levels have been adversely impacted by the decision to withdraw from lower priced product lines and to refocus on higher performance disk-array products such as the DataDock 7000. The Company has developed a new generation of disk arrays (the Genesis product line) that offer substantially improved capacity, performance and features, such as fibre channel connectivity. These products have shipped in limited quantities in the three-month period ended March 31, 1999. As a result, revenues for the quarter ended March 31, 1999 increased over levels recorded for the quarter ended December 31, 1998. The Company expects continued revenue growth during the remainder of 1999.

    Gross Profit. Gross profit as a percentage of net sales was 33.5% in the three months ended March 31, 1999 compared to 47.1% in the three month period ended March 31, 1998. The decline in the gross margin percentage in 1999 compared to 1998 reflects the inclusion of MicroNet products that have lower margins than Data Systems' product sales, a lower proportion of instrumentation product sales which have higher gross profit margin than other sales, and an overall decline in sales volume that resulted in lower absorption of fixed manufacturing costs. The Company believes that sales of relatively high-margin instrumentation recorders will continue to be adversely affected by pressure on government agencies to further reduce spending. Accordingly, gross margins in future periods will be adversely affected. Also, the Company may elect to use aggressive pricing as a marketing strategy to enter new markets for its storage products. While these efforts would be designed ultimately to increase revenues and profitability, they might reduce the gross margin percentage of net sales in the future periods.

    Selling and Administrative Expenses. Selling and administrative expenses increased to $6.5 million (43.1% of net sales) in the first quarter of 1999 from $5.0 million (29.8% of net sales) in the first quarter of 1998. In 1999, selling and administrative costs include MicroNet expenditures of $1.5 million. The Company's Internet video activities, exclusive of its investments carried on the cost method, incurred costs totaling $0.9 million and are included in the Selling and Administrative expenses for the three months ended March 31, 1999. The Company anticipates that it will need to increase its sales and marketing efforts to be successful in penetrating the commercial data markets with its 19-millimeter storage products, increase sales at MicroNet due to its new product offerings in early 1999, and bring together the necessary capabilities to build the Company's presence in Internet video markets.

    Research, Development and Engineering Expenses. Research, development and engineering expenses represented 15.2% and 18.1% of net sales in the three months ended March 31, 1999 and March 31, 1998, respectively. The Company does not capitalize any RD&E expenditures. The majority of RD&E expenses in each of these periods was used to enhance the price/performance levels of Data Systems' mass data storage products, as well as to integrate its storage systems with various computer manufacturers' servers, workstations and other computer systems. The Company is committed to investing in research, development and engineering programs at levels that can be supported by current levels of sales.

    Royalty Income. Royalty income was $2.7 million in the three months ended March 31, 1999 compared to $1.8 million in the three months ended March 31,1998. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. During this period a growing portion of royalty income related to 8-mm video recorders and camcorders. In 1996, the Company negotiated its first license for use of certain of its patents in the manufacture of 6-mm digital video recorders. The Company intends to pursue additional digital video recorder licensees. The Company is also assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company.

    Restructuring Charges. The Company recorded a restructuring charge in the three months ended March 31, 1998 of $2.8 million. The charge included $3.3 million in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction, offset by a credit of $0.8 million related to the termination of the lease of one of its buildings at its Redwood City, California facility. The Company expects to implement the relocation in various phases through the first half of 1999 and may record additional charges in connection with these plans. There were no restructuring charges in the first quarter of 1999.

    As of March 31, 1999, the Company had a remaining balance for accrued restructuring costs of $2.1 million. The Company will continue to evaluate the amount of accrued restructuring costs on a quarterly basis, and the Company may make adjustments in future periods if it determines that its actual obligations will differ significantly from the amounts accrued.

    Operating Loss. The Company incurred an operating loss of $1.1 million in the three months ended March 31, 1999 and March 31, 1998. The first quarter results for 1999 included an operating loss by MicroNet of $1.4 million and by its recently established Internet video operations of $0.9 million which were offset in part by an increase in royalty income. The operating loss in the first quarter of 1998 was primarily due to the provision for restructuring of $2.8 million. The Company expects to make strategic acquisitions and build in-house capabilities relative to its Internet video strategy and expects these activities to require significant expenditures in 1999 and future periods that may result in consolidated net losses while the Company is building its presence in Internet video markets.

    Interest Expense. Interest expense primarily due to the issuance of 12% Senior Notes due 2003 and warrants to purchase approximately 1.02 million shares of Common Stock in January and July 1998, was $1.4 million and $0.7 million for the three months ended March 31, 1999 and March 31, 1998, respectively.

    Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

    Interest Income. Interest income is earned on cash balances and short and long-term investments. For the three months ended March 31, 1999 and March 31, 1998 interest income was at similar levels of $0.8 million.

    Other Expense, Net. Other (income) expense, net consists primarily of foreign currency transaction gains and losses resulting from the Company's foreign operations.

    Provision for (Benefit of) Income Taxes. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. The Company was not required to include any material provision for U.S. Federal income tax in the comparable three month periods due to the utilization of net operating loss carry forwards and timing differences. The Company's international operations, which are conducted principally by its foreign subsidiaries, may have pretax foreign income and the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

    Net Income. The Company reported net loss of $1.9 million in 1999 and net income of $4.1 million in 1998.

Liquidity and Capital Resources.

     Cash Flow. At March 31, 1999, the Company had cash and short-term investments of $51.5 million and working capital of $62.4 million. At December 31, 1998, the Company had cash and short-term investments of $62.6 million and working capital of $70.0 million. The decrease in cash and short-term investments and working capital in the 1999 period reflects the payment for the strategic investments in TV on the WEB, Inc. ("TV on the WEB") and Alternative Entertainment Network, Inc. ("AENTV") for $5.0 million and additional investments in working capital for MicroNet and Data Systems of $1.6 million and $3.6 million, respectively. Overall, the Company's operating activities utilized cash of $6.0 million during the first three months of 1999 and utilized cash of $1.8 million during the first three months of 1998.

     The Company has previously announced that it is building a national and global Internet video network. In January 1999, the Company purchased minority investments in TV on the WEB and AENTV . The Company has options to acquire a majority interest in each of these businesses that expire at various dates through 2001. If Ampex elected to exercise its option to acquire control of all of these Internet video businesses in 1999, together with its initial investments therein, it will have invested approximately $12.7 million. In addition, the Company is building in-house Internet video production and distribution facilities in Los Angeles and New York City which is expected to become operational by the fourth quarter of 1999. There can be no assurance that the Company will generate any revenues from its internal Internet activities, and it estimates that while TV onthe WEB and AENTV have historically generated modest profitability, these businesses will incur significant content production, distribution and marketing expenses to build content and presence which will result in losses being incurred by them for the foreseeable future. The Company believes that it has sufficient working capital resources to fund the exercise of control options in affiliated companies and capital additions and operating expenditures of its in-house Internet activities throughout 1999.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At March 31, 1999, the Company had borrowings outstanding of $13,934 and had letters of credit issued against the facility totaling $0.9 million. At March 31, 1998, the Company had borrowings outstanding of $403 and had letters of credit issued against the facility totaling $2.3 million.

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

    Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Class A Stock, subject to adjustment under certain circumstances. In February 1999, the holders of 5,630 shares of Convertible Preferred Stock converted their holdings into 2,815,000 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem the remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company will become obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. The Company's redemption obligation for the twelve months ended March 31, 2000 represents $5.6 million face amount of the security. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make the mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through March 31, 2000. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

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

     The Company has nearly completed its review of all of its products, as well as its internal systems, both IT (information technology) systems and non-IT (non-information technology) systems, and third party vendors relied on for the manufacture of the Company's products. To accomplish this the Company, in early 1998, established a Year 2000 Compliance Committee to investigate and determine the compliance status of the Company, to identify what needs to be done to achieve compliance if non-compliance issues are identified, the cost of achieving compliance, and implementation plans to achieve compliance before January 1, 2000. The Committee is headed by an executive officer of the Company and membership includes representatives from all functional areas. The Committee has nearly completed its assessment and has determined that most systems are compliant and those that are not do not represent major efforts and are expected to be fully compliant by January 1, 2000. The status of the investigation is as follows:


     System                                               Status
     ------                                               ------
Manufacturing Control and Financial Systems       New compliant financial software
                                                  has been installed and is currently being tested.
                                                  Testing is scheduled to be complete by mid-1999.
                                                  The hardware that operates both the financial and
                                                  manufacturing systems along with the operating
                                                  system has been successfully implemented and is
                                                  now compliant.

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


Third-Party Vendors                               The Company has sent questionnaires to third party
                                                  vendors upon whom it relies for various parts,
                                                  components and other product-related material.  To
                                                  date no material non-compliance issues have been
                                                  identified, but a number of vendors have not yet
                                                  responded to our inquiry.  If, by June 30,1999 we
                                                  have not been able to determine the compliance
                                                  status of any critical vendor we plan to develop
                                                  contingency plans to find other sources of supply.

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

Risk Factors

Risk of Increased Leverage

     In January and July of 1998, Ampex issued a total of $44 million principal amount of 12% Senior Notes due 2003 which is material to the Company's total capitalization. Pending utilization of the net proceeds of the Senior Notes, the Company has temporarily invested these proceeds in cash equivalents, including government securities, High Yield mutual funds and U.S. corporate securities. The interest received on these investments has been, and is expected to continue to be, substantially less than the interest payable on the Notes. In order to minimize the difference between the interest currently received on these investments and the interest payable on the Senior Notes, Ampex has invested a significant portion of the Senior Notes proceeds in securities with higher yields, longer terms and lower credit quality than U.S. government securities. The Company may also engage in various transactions in derivative securities although it has not done so to date.

     As of March 31, 1999, Ampex had outstanding approximately $44.0 million of total borrowings. The degree to which Ampex is leveraged, and the types of investments it selects, could have important consequences to investors, including the following:

     . a substantial portion of Ampex's consolidated cash flow from operations must be dedicated to the payment of the principal of and interest on outstanding indebtedness, and will not be available for other purposes;

     . Ampex's ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired, or such financing may not be available on terms favorable to Ampex;

     . Ampex may be more highly leveraged than its competitors, which may place it at a competitive disadvantage;

     . Ampex's leverage may make it more vulnerable to a downturn in its business or the economy in general;

     . investments in securities with lower credit quality or longer maturities could subject Ampex to potential losses due to nonpayment or changes in market value of those securities, and transactions in derivative securities could expose Ampex to losses caused by stock market fluctuations; and

     .    the financial covenants and other restrictions contained in the Senior
          Note indenture and other agreements relating to Ampex's indebtedness will restrict Ampex's ability to borrow additional funds, to dispose of assets or to pay dividends on or repurchase preferred or common stock.

     Ampex expects that cash balances and cash flow from operations will be sufficient to fund anticipated operating expenses, capital expenditures and debt service requirements as they become due, at least through the current fiscal year. There can be no assurance, however, that the amounts available from these sources will be sufficient for such purposes. No assurance can be given that additional sources of funding will be available if required or, if available, will be on satisfactory terms. If Ampex cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing Ampex's indebtedness, or seeking additional equity capital. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Senior Note Indenture.

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

Risk of Continuing Sales Decline; Anticipation of Future Losses

     In recent years, Ampex's net sales have declined materially. These declines primarily reflect declines in sales to U.S. and foreign government agencies and defense contractors of Data Systems' products, which are material to operating results. These government agencies and contractors have experienced continued pressure to reduce spending, which has particularly affected Data Systems' sales to government contractors of its DCRsi instrumentation recorders, which have generally been more profitable than its data storage and video recording products. Sales of professional television and after-market products are also expected to decline as a result of the announcement of new digital television transmission standards.

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

Risks Associated with Acquisition Strategy

     In order to expand Ampex's products and services, Ampex has made, and is considering making, acquisitions of, and/or investments in, other business entities, including businesses not related to its historical lines of business. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. In order to pay for future acquisitions, Ampex may have to:

     . issue additional equity securities, which would dilute the ownership interest of existing Ampex shareholders;

     .    incur additional debt; and/or

     . amortize goodwill and other intangibles or incur other acquisition-related charges, which could materially impact earnings.

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

Risks Associated with Internet Video Strategy

     Ampex's strategy to expand its Internet video businesses involves special risks in addition to the risks of acquisitions generally described above. Such risks include, but are not limited to:

     . future demand for the services of Ampex's Internet affiliates and their ability to obtain and manage resources for growth from their present size and to become profitable;

     . Ampex's ability to transfer audio or video technology to Internet-based applications;

     .    future demand for Internet-based audio, video and e-commerce services;

     . uncertainties as to the future availability of high-speed Internet access;

     . the introduction of new or enhanced Internet video products or services by competitors; and

     . the ability of Ampex or its Internet affiliates to obtain the managerial, technical and other resources necessary to provide such services or to do so while generating a profit.

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

Fluctuations in Operating Results

     Ampex's sales and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect Ampex's operating results, some of which are outside of the Company's control, including:

     .    customer ordering patterns;

     .    availability and market acceptance of new products;

     .    timing of significant orders and new product announcements;

     .    order cancellations; and

     .    receipt of royalty income.

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

Volatility of Stock Price

     The trading price of Ampex's Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

     .    quarterly fluctuations in operating results;

     . announcements of new product introductions by Ampex or its competitors;

     . reports and predictions concerning the Company by analysts and other members of the media;

     . issuances of substantial amounts of Common Stock in order to redeem outstanding shares of its Preferred Stock; and

     .    general economic or market conditions.

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

Anti-Takeover Consequences of Certain Governing Instruments

     Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which had an aggregate liquidation value of approximately $52.5 million at March 31, 1999, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. These provisions could have anti-takeover effects by making an acquisition of Ampex by a third party more difficult or expensive in certain circumstances.

Nonpayment of Dividends

     Ampex has not declared dividends on its Common Stock since its incorporation in 1992 and Ampex has no present intention of paying dividends on its Common Stock. Ampex is also restricted by the terms of certain agreements and of the outstanding Preferred Stock as to the declaration of dividends.

Dependence on Licensed Patent Applications and Proprietary Technology

     Ampex's success depends, in part, upon its ability to establish and maintain the proprietary nature of its technology through the patent process. There can be no assurance that one or more of Ampex's patents will not be successfully challenged, invalidated or circumvented or that it will otherwise be able to rely on such patents for any reason. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with Ampex's ability to make, use and sell its products either in the United States or in foreign markets. If any of Ampex's patents are successfully challenged, invalidated or circumvented or its right or ability to manufacture products were to be proscribed or limited, Ampex's ability to continue to manufacture and market its products could be adversely affected, which would likely have a material adverse effect upon Ampex's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no change to the disclosure made in the 1998 Form10-K.

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

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 1999, the Company had an accrued liability of $1.9 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended March 31, 1999, the holders of 5,630 shares of the Company's outstanding 8% Noncumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted such shares into a total of 2,815,000 shares of the Company's Class A Common Stock pursuant to the conversion right contained in the Convertible Preferred Stock. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such conversion. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6(a).  EXHIBITS

     The Exhibits to this Quarterly Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

ITEM 6(b).  REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMPEX CORPORATION


Date:  May 13, 1999                 /s/ EDWARD J. BRAMSON
                                    ------------------------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer



Date: May 13, 1999                  /s/ CRAIG L. McKIBBEN
                                    ------------------------------------
                                    Craig L. McKibben
                                    Vice President, Chief Financial Officer
                                    and Treasurer

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                                MARCH 31, 1999

                                 EXHIBIT INDEX
Exhibit
Number      Description
------      -----------

  27.1*     Financial Data Schedule.

* Filed Herewith.