Form 10-Q
period 1999-06-30
AMPEX CORP /DE/
filed 1999-08-13
CIK 887433

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No___
                                              ---

As of June 30, 1999, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 54,518,954. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                          Quarter Ended June 30, 1999

                                     INDEX

                                                                                             Page
                                                                                             ----
PART I -- FINANCIAL INFORMATION

  Item 1.      Financial Statements.......................................................    3

               Consolidated Balance Sheets (unaudited) at June 30, 1999 and
               December 31, 1998...........................................................   3

               Consolidated Statements of Operations (unaudited) for the
               three and six months ended June 30, 1999 and 1998...........................   4

               Consolidated Statements of Cash Flows (unaudited) for the six
               months ended June 30, 1999 and 1998.........................................   5

               Notes to Unaudited Consolidated Financial Statements........................   6

  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................  14

  Item 3.      Quantitative and Qualitative Disclosure about Market Risk...................  28

  PART II -- OTHER INFORMATION

  Item 1.      Legal Proceedings...........................................................  28

  Item 2.      Changes in Securities and Use of Proceeds...................................  29

  Item 3.      Defaults Upon Senior Securities.............................................  29

  Item 4.      Submission of Matters to a Vote of Security Holders.........................  29

  Item 5.      Other Information...........................................................  30

  Item 6(a).   Exhibits....................................................................  30

  Item 6(b).   Reports on Form 8-K.........................................................  30

  Signatures   ............................................................................  31

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                                        June 30,        December 31,
                                                                                                         1999              1998
                                                                                                   -------------    ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $     28,194      $      23,357
     Short-term investments                                                                              23,776             39,222
     Accounts receivable (net of allowances of $1,393 in 1999 and $1,360 in 1998)                        13,553             11,789
     Inventories                                                                                         19,759             19,766
     Other current assets                                                                                 5,137              2,510
                                                                                                   -------------    ---------------
        Total current assets                                                                             90,419             96,644

Property, plant and equipment, net                                                                       10,962             10,546
Intangible assets, net                                                                                   11,259              5,461
Investment in unconsolidated companies                                                                    1,228                  -
Other assets                                                                                              3,752              3,350
                                                                                                   -------------    ---------------
        Total assets                                                                               $    117,620      $     116,001
                                                                                                   =============    ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable                                                                                 $      1,281      $         180
     Accounts payable                                                                                     6,192              6,470
     Income taxes payable                                                                                     0                 12
     Accrued restructuring costs                                                                          6,033              2,135
     Other accrued liabilities                                                                           18,806             17,889
                                                                                                   -------------    ---------------
        Total current liabilities                                                                        32,312             26,686
Long-term debt                                                                                           44,772             43,380
Other liabilities                                                                                        48,368             51,470
Deferred income taxes                                                                                     1,213              1,213
Accrued restructuring costs                                                                                 308                688
                                                                                                   -------------    ---------------
        Total liabilities                                                                               126,973            123,437
                                                                                                   -------------    ---------------
Commitments and contingencies (Note 6)

Mandatorily redeemable junior preferred stock (Note 7)                                                        -                  -

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
     Authorized: 69,970 shares in 1999 and in 1998
     Issued and outstanding - none in 1999 and in 1998                                                        -                  -

Mandatorily redeemable preferred stock, $2,000 liquidation value:
     Authorized: 21,859 shares in 1999 and in 1998
     Issued and outstanding - 20,821 shares in 1999; 21,859 shares in 1998                               41,642             43,718

Convertible preferred stock, $2,000 liquidation value:
     Authorized: 10,000 shares in 1999 and in 1998
     Issued and outstanding - 1,931 shares in 1999; 10,000 shares in 1998                                 3,862             20,000

Stockholders' deficit:
     Preferred stock, $1.00 par value:
        Authorized: 898,171 shares in 1999 and in 1998
        Issued and outstanding - none in 1999 and in 1998                                                     -                  -
     Common stock, $.01 par value:
        Class A:
           Authorized:  125,000,000 shares in 1999 and in 1998
           Issued and outstanding - 54,518,954 shares in 1999; 49,782,547 shares in 1998                    545                498
        Class C:
           Authorized: 50,000,000 shares in 1999 and in 1998
           Issued and outstanding - none in 1999 and in 1998                                                  -                  -
     Other additional capital                                                                           410,693            391,849
     Notes receivable from stockholder                                                                   (4,818)            (4,818)
     Accumulated deficit                                                                               (432,558)          (429,630)
     Accumulated other comprehensive income                                                             (28,719)           (29,053)
                                                                                                   -------------    ---------------
        Total stockholders' deficit                                                                     (54,857)           (71,154)
                                                                                                   -------------    ---------------
        Total liabilities and stockholders' deficit                                                $    117,620      $     116,001
                                                                                                   =============    ===============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except share and per share data)
                                  (unaudited)


                                                                        Three months ended                 Six months ended
                                                                 --------------------------------   -------------------------------
                                                                             June 30,                          June 30,
                                                                 --------------------------------   -------------------------------
                                                                      1999              1998             1999             1998
                                                                 ---------------   --------------   --------------   --------------
    Net sales                                                     $      16,520     $     15,194     $     31,540     $     32,020
    Cost of sales                                                        10,490            8,703           20,478           17,599
                                                                 ---------------   --------------   --------------   --------------
      Gross profit                                                        6,030            6,491           11,062           14,421

    Selling and administrative                                            7,242            5,101           13,407           10,108
    Research, development and engineering                                 2,561            3,123            4,839            6,161
    Royalty income                                                      (10,460)          (1,670)         (13,122)          (3,504)
    Amortization of goodwill                                                473                -              776                -
    Restructuring charges                                                 4,583                -            4,583            2,800
    Acquisition of in-process research and development                        -              929                -              929
                                                                 ---------------   --------------   --------------   --------------
      Operating income (loss)                                             1,631             (992)             579           (2,073)

    Interest expense                                                      1,407              913            2,777            1,575
    Amortization of debt financing costs                                     88               60              174               97
    Interest income                                                        (585)            (899)          (1,414)          (1,736)
    Other (income) expense, net                                             637                4              645               10
                                                                 ---------------   --------------   --------------   --------------
      Income (loss) before income taxes                                      84           (1,070)          (1,603)          (2,019)

    Provision for (benefit of) income taxes                               1,065           (4,792)           1,325           (9,834)
                                                                 ---------------   --------------   --------------   --------------
      Net income (loss)                                                    (981)           3,722           (2,928)           7,815

    Benefit from extinguishment of mandatorily
        redeemable preferred stock                                          374                -              374                -
                                                                 ---------------   --------------   --------------   --------------
      Net income (loss) available for common stockholders                  (607)           3,722           (2,554)           7,815


    Other comprehensive income (loss), net of tax:
      Unrealized gain on marketable securities                               68                -              267                -
      Foreign currency translation adjustments                               22              (75)              67               (5)
                                                                 ---------------   --------------   --------------   --------------
      Comprehensive income (loss)                                 $        (517)    $      3,647     $     (2,220)    $      7,810
                                                                 ===============   ==============   ==============   ==============

    Basic income (loss) per share :
      Income (loss) per share                                     $       (0.01)    $       0.08     $      (0.05)    $       0.17
                                                                 ===============   ==============   ==============   ==============
    Weighted average number of common shares outstanding             53,113,090       46,159,624       51,865,591       46,081,901
                                                                 ===============   ==============   ==============   ==============

    Diluted income (loss) per share :
      Income (loss) per share                                     $       (0.01)    $       0.08     $      (0.05)    $       0.17
                                                                 ===============   ==============   ==============   ==============
    Weighted average  number of common shares outstanding            53,113,090       47,226,284       51,865,591       46,847,880
                                                                 ===============   ==============   ==============   ==============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        For the six months ended
                                                                      ----------------------------
                                                                        June 30,        June 30,
                                                                          1999            1998
                                                                      ------------     -----------
Cash flows from operating activities:
    Net income (loss)                                                   $   (2,928)      $   7,815
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation, amortization and accretion                             2,082           1,017
        Loss on sale of assets                                                  48               -
        Reversal of prior year's tax accrual                                     -         (10,171)
        Equity in loss of subsidiary prior to control                          627               -
        Acquisition of in-process research and development                       -             929
        Changes in operating assets and liabilities:
         Accounts receivable                                                (1,611)         (2,577)
         Inventories                                                             7          (5,028)
         Long-term receivable                                                    -               8
         Other assets                                                       (3,182)              3
         Accounts payable                                                     (675)          1,126
         Other accrued liabilities and income tax payable                     (113)         (2,149)
         Accrued restructuring costs                                         3,518           1,285
         Other liabilities                                                  (2,694)         (1,071)
                                                                      ------------     ------------
           Net cash used in operating activities                            (4,921)         (8,813)
                                                                      ------------     -----------
Cash flows from investing activities:
    Purchase of company, net of cash acquired                               (3,866)           (338)
    Purchases of short-term investments                                    (44,846)        (61,306)
    Proceeds received on the maturity of short-term investments             55,956          21,239
    Proceeds from sale of short-term investments                             4,603           6,689
    Additions to property, plant and equipment                                (826)         (1,472)
    Deferred gain on sale of assets                                           (408)           (407)
    Investments in unconsolidated companies                                 (1,228)              -
                                                                      ------------     -----------
           Net cash provided by (used in) investing activities               9,385         (35,595)
                                                                      ------------     -----------
Cash flows from financing activities:
    Borrowings under working capital facilities                             16,296          18,132
    Repayments under working capital facilities                            (16,470)        (17,757)
    Repayments of notes-affiliates                                              (6)             (5)
    Issuance of senior notes                                                     -          30,000
    Debt financing costs                                                       (20)         (1,169)
    Proceeds from issuance of common stock                                     677             136
                                                                      ------------     -----------
           Net cash provided by financing activities                           477          29,337
                                                                      ------------     -----------
Effect of exchange rates on cash                                              (104)            (27)
                                                                      ------------     -----------
           Net increase (decrease) in cash and cash equivalents              4,837         (15,098)
Cash and cash equivalents, beginning of period                              23,357          24,076
                                                                      ------------     -----------
Cash and cash equivalents, end of period                                $   28,194       $   8,978
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

     During the first quarter of 1999, the Company purchased 19.9% of the capital stock of TV onthe WEB, Inc. ("TV onthe WEB"), a provider of services and content for delivery of compressed video over the world wide web, for $4.0 million. On May 20, 1999, the Company acquired an additional 30.2% of TV onthe WEB for $4.5 million resulting in a 50.1% majority holding. The Consolidated Balance Sheet as of June 30, 1999 includes the value of assets and liabilities of TV onthe WEB. The Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 1999 includes a proportionate share of the net loss for the period the Company held a minority interest in TV onthe WEB and 100% of the net loss for the period it held a majority interest. See Note 12.

     During the first quarter of 1999, the Company purchased 19.9% of the capital stock of Alternative Entertainment Network, Inc. ("AENTV"), a producer and aggregator of compressed, streaming video content for delivery over the world wide web, for $1.0 million. The Company holds an option to acquire a majority interest in AENTV. At June 30, 1999, the Company's investment in AENTV is being accounted for using the cost method. See Note 14.

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

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2001 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but the Company believes there will not be a significant impact.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Income (Loss) Per Common Share

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income
(loss) per common share is provided as follows (in thousands, except per share amounts):

                                                         Three months ended    Six months ended
                                                         -------------------  -------------------
                                                         June 30,   June 30,  June 30,   June 30,
                                                           1999       1998      1999       1998
                                                         ---------  --------  ---------  --------
Numerator - Basic

  Net income (loss) available for common stockholders..   $  (607)   $ 3,722   $(2,554)   $ 7,815
                                                          =======    =======   =======    =======
Denominator - Basic

  Weighted average common stock outstanding............    53,113     46,160    51,866     46,082
                                                          -------    -------   -------    -------

Basic income (loss) per share..........................   $ (0.01)   $  0.08   $ (0.05)   $  0.17
                                                          =======    =======   =======    =======

Numerator - Diluted

  Net income (loss) available for common stockholders..   $  (607)   $ 3,722   $(2,554)   $ 7,815
                                                          =======    =======   =======    =======

Denominator - Diluted

  Weighted average common stock outstanding............    53,113     46,160    51,866     46,082
  Contingent shares due to acquisition.................         -         40         -         20
  Effect of dilutive securities:
     Stock options.....................................         -        268         -        307
     Redeemable preferred stock........................         -        576         -        288
     Convertible preferred stock.......................         -        164         -         82
     Warrants..........................................         -         18         -         69
                                                          -------    -------   -------    -------
                                                           53,113     47,226    51,866     46,848
                                                          -------    -------   -------    -------

Diluted income (loss) per share........................   $ (0.01)   $  0.08   $ (0.05)   $  0.17
                                                          =======    =======   =======    =======

     In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock. Such shares are being held in escrow pending the resolution of certain contingencies. These shares have been included in the computation of diluted weighted average common stock outstanding for the three and six months ended June 30, 1998 but have not been included in the computation of diluted weighted average common stock outstanding for the three and six months ended June 30, 1999 since they are anti-dilutive.

     In connection with the redemption in June 1998 of the 8% Noncumulative Preferred Stock, the Company issued 3,000,000 shares of Common Stock, $20.0 million face amount of Convertible Preferred Stock and $43.7 million face amount of Redeemable Preferred Stock. The 3,000,000 shares of Common Stock have been included in the computation of weighted average common stock outstanding for the three and six months ended June 30, 1999. In the six months ended June 30, 1999, holders of 8,069 shares of Convertible Preferred Stock converted their holdings into 4,034,500 shares of Common Stock which are included in the weighted average common stock outstanding since the date of conversion. The remaining shares of Common Stock potentially issuable on conversion

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Income (Loss) Per Common Share (cont'd.)

of Convertible Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the three and six months ended June 30, 1999 since they are anti-dilutive.

     In June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments over a 10-year period. The Company at its election may make redemption payments in shares of Common Stock or in cash, subject to certain statutory requirements. The Company has adopted a policy on the proportion of redemption payments to be made in cash and in Common Stock. The number of shares to be issued to satisfy redemption payments is based on the market price of the Common Stock, subject to a floor price of $2.50 per share. In the second quarter of 1999, the Company redeemed 1,038 shares of Redeemable Preferred Stock by issuing 356,611 shares of Common Stock. Such shares are included in the weighted average common stock outstanding since the date of exchange. Shares of Common Stock potentially issuable to satisfy future redemption payments to be made in stock have not been included in the computation of diluted weighted average common stock outstanding for the three and six months ended June 30, 1999 since they are anti-dilutive.

     Stock options to purchase 2,939,091 shares of common stock at prices ranging from $1.06 to $6.00 per share were outstanding at June 30, 1999, but were not included in the computation of diluted income per share because they are anti-dilutive.

     Stock options to purchase 1,440,050 shares of common stock at prices ranging from $2.38 to $10.50 per share were outstanding at June 30, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

     In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 10. The Warrants were included in the computation of diluted weighted average common stock outstanding for the three and six months ended June 30, 1998. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of exchange. The remaining outstanding warrants are excluded from the computation for the three and six months ended June 30, 1999 as they are anti-dilutive.

Note 4 -- Supplemental Schedule of Cash Flow Information

     Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                                                         Six months ended
                                                                  -------------------------------
                                                                   June 30,              June 30,
                                                                    1999                  1998
                                                                  ---------           -----------
                                                                          (in thousands)

     Interest......................................              $   2,652             $    25
     Income taxes paid.............................                      1                 477

      Non-cash transactions were as follows:

     Issuance of common stock to acquire MicroNet..                      -               1,224
     Issuance of common stock on conversion of preferred stock      16,138                   -
     Issuance of common stock on redemption of preferred stock       2,076                   -

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -- Inventories

                                                          June 30,       December 31,
                                                           1999            1998
                                                        ------------    -------------
                                                                (in thousands)
     Raw materials.................................      $ 7,890           $ 7,488
     Work in process...............................        5,288             5,824
     Finished goods................................        6,581             6,454
                                                         -------           -------
      Total........................................      $19,759           $19,766
                                                         =======           =======

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

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the six months ended June 30, 1999, the holders of 8,069 shares of Convertible Preferred Stock converted their holdings into 4,034,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its

                                AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 7 -- Preferred Stock (cont'd.)

Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. On June 30, 1999, the Company issued 316,611 shares of its Common Stock to satisfy the $1.5 million quarterly redemption requirement. The Company is obligated to redeem approximately $6.0 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through June 30, 2000.

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

Note 8 -- Income Taxes

     In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second quarter of 1998, the Company reversed $4.9 million previously reserved in connection with the liquidation of its subsidiary in Italy. The provisions for income taxes in the three and six months ended June 30, 1999 consist primarily of withholding taxes on royalty income.

     As of December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of $118.0 million, expiring in the years 2005 through 2013. As a result of certain financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards against future consolidated federal income tax liabilities will be restricted in their application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 9 -- Accumulated Other Comprehensive Income (Loss)

     The balances of each classification within accumulated other comprehensive income (loss) are as follows:


                                                 Unrealized    Minimum     Accumulated
                                       Foreign    Gain on      Pension        Other
                                       Currency  Marketable   Liability   Comprehensive
                                        Items    Securities  Adjustment   Income (Loss)
                                       --------  ----------  -----------  --------------
                                                        (in thousands)
  December 31, 1998...............      $578        $  -       $(29,631)     $(29,053)
  Year-to-date change.............        67         267              -           334
                                        ----     -------      ---------      --------
  June 30, 1999...................      $645        $267       $(29,631)     $(28,719)
                                        ====     =======      =========      ========

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -- Senior Notes

     In January 1998, the Company issued $30.0 million of its 12% Senior Notes (the "Notes"), together with Warrants to purchase 1.02 million shares of Common Stock. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the time of issuance, the Warrants were valued using the Black-Scholes model. The value assigned to the Warrants was $765,000, which is being amortized against interest expense over the term of the Notes. On May 10, 1999, Warrants were exchanged to purchase 204,000 shares of Common Stock. At the end of June 1998, the Company issued an additional $14.0 million Senior Notes. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1998. The Notes will mature on March 15, 2003. The Company may redeem the Notes, in whole or in part, at any time after March 15, 2000, at redemption prices expressed as percentages of the principal amount of the Notes ranging from 100% to 106% depending on the redemption date, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future subordinated indebtedness of the Company.

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

                                                                  Six months ended June 30, 1999
                                             ------------------------------------------------------------------------

                                               Mass Data
                                            Storage Systems/              Licensing of               Eliminations
                                            Instrumentation               Intellectual    Internet        and
                                               Recorders       MicroNet     Property       Video       Corporate     Totals
                                            ----------------   --------   ------------    --------   ------------   --------
Revenues from external customers..........       $25,592        $ 5,612        $13,122   $   395        $   (59)  $ 44,662
Interest income...........................           140              -              -        16          1,258      1,414
Interest expense..........................           344            618              -        37          1,778      2,777
Depreciation, amortization and accretion..           744             38              1        24            486      1,293
Segment income (loss).....................        (1,510)        (2,175)        12,689    (3,853)        (1,398)     3,753
Segment assets............................        33,483          8,633             26    12,234         63,244    117,620
Expenditures for segment assets...........           255            146              -       331             94        826

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 11 -- Segment Reporting (cont'd.)

                                                                Six months ended June 30, 1998
                                            ----------------------------------------------------------------------

                                               Mass Data
                                            Storage Systems/            Licensing of                Eliminations
                                            Instrumentation             Intellectual    Internet        and
                                               Recorders      MicroNet    Property        Video       Corporate       Totals
                                            ----------------  --------  ------------    --------     ------------    --------
Revenues from external customers..........       $32,020       $     -     $3,504       $  -           $     -       $ 35,524
Interest income...........................           378             -          -          -             1,358          1,736
Interest expense..........................            25             -          -          -             1,550          1,575
Depreciation, amortization and accretion..           823             -          1          -               193          1,017
Segment income (loss).....................           866             -      2,722          -            (1,878)         1,710
Segment assets............................        43,349        10,800          3          -            65,713        119,865
Expenditures for segment assets...........           123             -          -          -             1,349          1,472

Note 12-- TV onthe WEB Acquisition


     On May 20, 1999, the Company increased its interest in TV onthe WEB from 19.9% to 50.1%. The Company invested a total of $8.6 million for its interest and has recorded its proportionate share of the net loss for the period the Company held a minority interest in TV onthe Web totaling $0.6 million which is included in other (income) expense for the quarter ended June 30, 1999. When the Company acquired control, TV onthe WEB had assets and liabilities consisting of $5.3 million of current assets, $0.6 million of plant and equipment, $3.1 million of current liabilities and $1.5 million of long-term debt. The Company recognized goodwill of $6.6 million, which is being amortized on a straight-line basis over 3 years. For the approximate one-month period the Company held a majority interest, 100% of the results of operations of TV onthe WEB has been consolidated into the Company operations for the three and six months ended June 30, 1999. The Company has not recognized a minority interest on its financial statements due to a shareholders deficit position of TV onthe WEB prior to the Company's investment.

     Pro forma combined results of operations of the Company and TV onthe WEB as if the acquisition had been completed at the beginning of the periods presented are as follows (in thousands, except per share data):

                                                            Year ended       Six months ended
                                                         December 31, 1998     June 30, 1999
                                                         ------------------  ----------------
  Net sales...............................                     $66,540            $17,594
  Income (loss) before income taxes.......                     $(6,586)           $(6,773)
  Net income (loss).......................                     $ 7,871            $(7,724)
  Income (loss) per share
     Basic................................                     $  0.17            $ (0.15)
     Diluted..............................                     $  0.15            $ (0.15)

     Pro forma operating results for all periods include an adjustment to record goodwill amortization of $2.2 million for the twelve months ended December 31, 1998 and $1.1 million for the six months ended June 30, 1999.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -- Restructuring Charges

     Restructuring charges for the six months ended June 30, 1999 and 1998 consist of the following:

                                                                           Six months ended
                                                                      ---------------------------
                                                                        June 30,        June 30,
                                                                         1999             1998
                                                                      ----------       ----------
  Provisions for employee separation costs....................            $3,287           $2,301
  Provision for (recovery on) vacated lease obligations.......              (166)               -
  Provisions for relocation...................................                 -              499
  Costs associated with closure of foreign subsidiaries.......             1,462                -
                                                                          ------           ------
                                                                          $4,583           $2,800
                                                                          ======           ======

    The Company recorded a net restructuring charge for the quarter ended June 30, 1999 of $4.6 million. The charge included $3.3 million in connection with the Company's relocation of the remaining portion of its DCRsi manufacturing operations and other functions from its Redwood City, California facility to its Colorado Springs, Colorado facility and $1.5 million for the wind down of its German subsidiary, offset by a credit of $0.2 million related to the finalization of a termination clause on one of its subleased properties previously reserved. The $3.3 million restructuring charge was associated with the elimination of approximately 86 U.S. positions in engineering, manufacturing and administration. At June 30, 1999, the Company had not paid and charged any amounts against the liability accounts related to the termination benefits set up for the restructuring.

    The Company recorded a net restructuring charge in the quarter ended March 30, 1998 of $2.8 million. The charge related to the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction. The charge includes $2.3 million for costs associated with the elimination of approximately 72 U.S. positions in engineering, manufacturing and administration, and $0.5 million for transition, shipping and other costs. At June 30, 1999, the Company had paid and charged substantially all of these costs against the liability accounts and terminated 70 employees.

   Accruals for restructuring costs totaled $6.3 million at June 30, 1999 including $0.7 million relating to vacated or abandoned leases. The lease obligations associated with the Company's restructuring have not been discounted to present value.

Note 14 -- Subsequent Event

     On July 6, 1999, the Company exercised its option to acquire a majority interest in AENTV. The Company will incorporate the results of AENTV in its consolidated financial statements beginning in the third quarter of 1999. In addition in July 1999, the Company acquired a minority interest in Executive Branch Webcasting Corporation of Washington, D.C. and has agreed in principle to acquire a minority interest in TV1 Internet Television of Munich, Germany..

Forward-Looking Statements

     This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under "Risk Factors," below. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

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

Results of Operations for the Three and Six Months Ended June 30, 1999 and 1998

     Net Sales. Net sales increased by 8.7% to $16.5 million in the three months ended June 30, 1999 from $15.2 million for the three months ended June 30, 1998, and declined by 1.5% to $31.5 million in the first six months of 1999 from $32.0 million in the first six months of 1998. The sales increase for the comparable three month period is due to the inclusion of net sales of MicroNet Technology, Inc. ("MicroNet") and the Company's first revenue from its Internet video operations, the increase of Ampex Data Systems' ("Data Systems") mass data storage products sales which was offset in part by its lower sales of instrumentation products to government customers and lower sales of television after-market products. The slight decline in sales in the comparable six month period is due to lower instrumentation and after-market sales offset in part by the inclusion of MicroNet sales and improved mass data storage sales.

     The Company's backlog of firm orders increased to $7.9 million at June 30, 1999 from $1.6 million at December 31, 1998. In addition, the Company has received memoranda of understanding from customers for substantial potential orders of product sales for delivery over several years. The Company typically operates with low levels of backlog, requiring it to obtain the majority of each period's orders in the same period that they must be shipped to the customer. Historically, a small number of large orders has significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods. Also sales levels of the Company's Data Systems and MicroNet subsidiaries are typically lower in the third quarter due to seasonal procurement practices of their customers.

     The Company's Internet programming business, consolidated under its subsidiary iNEXTV Corporation ("iNEXTV"), recorded its first revenue of $0.4 million in the quarter ended June 30, 1999. The Company expects that iNEXTV and its subsidiaries will report increased revenue in future periods. However, many of iNEXTV programming initiatives are not expected to generate any revenue until after the third quarter of 1999.

     Data Systems' Mass Data Storage and Instrumentation Recorder Products. Sales of Data Systems' mass data storage products and instrumentation recorders and related after-market products totaled $11.2 million in the second quarter of 1999 and $21.0 million for the first half of 1999, and declined from the comparable periods in 1998 when sales of such products totaled $12.3 million and $25.8 million, respectively. A significant portion of the Company's product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies.

     The Company believes that television broadcasters and cable stations may elect over several years to reformat their existing videotape libraries to digital standards such as DST Systems in order to achieve greater operational flexibility and efficiency. The Company has entered into strategic partnering arrangements with leading video server providers in order to supplement its in-house sales and marketing organizations. Additionally, to preserve competitiveness, the Company will be required to invest in improving the capabilities of its products. For example, the maximum capacity per cartridge of the first generation DST tape drive was 165 gigabytes. The Company is currently delivering products with a maximum capacity of 330 gigabytes per cartridge (double-density) and is accepting orders for future delivery of products with a maximum capacity of 660 gigabytes per cartridge (quadruple-density).

     The Company continues to propose on additional domestic and foreign government programs. Typically such proposals are part of larger capital projects, which involve risks or delays beyond the Company's control. Since such orders often are relatively large, the receipt or loss of a significant order can materially affect quarterly sales and results of operations. Additionally, larger programs frequently schedule deliveries of the Company's products over an extended period. The Company expects that sales to government customers will increase modestly over the next twelve months but may not reach historical levels realized in recent years.

     Data Systems' Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decline to $2.1 million in the second quarter of 1999 from $4.6 million in the second quarter of 1998, and to $3.3 million in the first half of 1999 from $6.2 million in the first half of 1998. The Company anticipates a continuing reduction in the sale of television after-market products. The Company is presently seeking to position its mass data storage tape drives and library systems for use in digital storage archive applications of television broadcasters and cable stations.

     MicroNet Products. The Company has included the operations of MicroNet in its consolidated results of operations since its acquisition effective June 30, 1998. Sales of MicroNet products for the three and six months ended June 30, 1999 totaled $2.8 and $5.7 million, respectively. MicroNet sales levels have been reduced by the decision to withdraw from lower performance product lines which historically accounted for the majority of sales and to refocus on higher performance disk-array products such as the DataDock 7000. The Company has developed a new generation of disk array (the Genesis product line) that offers substantially improved capacity, performance and features, such as fibre channel connectivity. These products have shipped in limited quantities in the six-month period ended June 30, 1999. As a result, revenues for the three ended June 30, 1999 increased over levels recorded for the quarters ended March 31, 1999 and December 31, 1998. The Company currently expects continued revenue growth for MicroNet during the remainder of 1999. However, sales in the quarter ended September 30, 1999 may be adversely affected due to shortages of newly-designed components for its Genesis product line.

     Gross Profit. Gross profit as a percentage of net sales decreased to 36.5% in the second quarter of 1999 from 42.7% in the second quarter of 1998, and to 35.1% in the first six months of 1999 from 45.0% in the first six months of 1998. The decline in the gross margin percentage in 1999 compared to 1998 reflects the inclusion of MicroNet products that have lower margins than Data Systems' products, a lower proportion of instrumentation product sales which have higher gross profit margin than other sales, and an overall decline in sales volume that resulted in lower absorption of fixed manufacturing costs. The Company believes that sales of relatively high-margin instrumentation recorders will continue to be adversely affected by pressure on government agencies to further reduce spending. Accordingly, gross margins in future periods will continue to be adversely affected. Also, the Company may elect to use aggressive pricing as a marketing strategy to enter new markets for its storage products. While these efforts would be designed ultimately to increase revenues and profitability, they might reduce the gross margin percentage of net sales in the future periods.

     Selling and Administrative Expenses. Selling and administrative expenses increased to $7.2 million in the second quarter of 1999 from $5.1 million in the second quarter of 1998, and to $13.4 million in the first half of 1999 from $10.1 million in the first half of 1998. For the three and six months ended June 30, 1999, selling and administrative costs include MicroNet expenditures of $0.9 million and $2.1 million, respectively. The Company's Internet video activities, exclusive of its investments carried on the cost method, incurred costs which are included in selling and administrative expenses totaling $3.2 million and $4.7 million for the three and six months ended June 30, 1999, respectively. The Company anticipates that it will need to increase its sales and marketing efforts to increase sales at MicroNet due to its new product offerings in early 1999, and to bring together the necessary capabilities to build the Company's Internet video programming network.

     Research, Development and Engineering Expenses. Research, development and engineering expenses decreased to $2.6 million in the second quarter of 1999 from $3.1 million in the second quarter of 1998, and decreased to $4.8 million in the first half of 1999 from $6.2 million in the first half of 1998. The Company does not capitalize any RD&E expenditures. The majority of RD&E expenses in each of these periods was used to enhance the price/performance levels of Data Systems' mass data storage products, as well as to integrate its storage systems with various computer manufacturers' servers, workstations and other computer systems. The Company is committed to investing in research, development and engineering programs at levels that can be supported by current levels of sales.

     Royalty Income. Royalty income was $10.5 million and $1.7 million in the second quarters of 1999 and 1998, respectively and $13.2 million and $3.5 million in the first half of 1999 and 1998, respectively. The increase in royalty income in 1999 was positively impacted by royalty income of approximately $7.5 million representing the portion of royalties earned through the second quarter of 1999 from a previously disclosed long-term license agreement extending through the year 2001. The Company did not receive any long-term nonrecurring royalty payments in the first half of 1998. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional videotape recorders. The Company intends to pursue additional digital video recorder licensees. The Company is also assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. The Company recently notified certain manufactures of video game software that its force-feedback patents may be incorporated in their products. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company.

     Acquisition of In-process Research and Development. In connection with the acquisition of MicroNet, the independent appraisal of the in-process research and development resulted in the recording of a one-time $0.9 million charge in the second quarter of 1998.

     Amortization of Goodwill. In connection with the acquisition of MicroNet and TV on the WEB, Inc. ("TV on the WEB"), the purchase price exceeded the fair value of the assets acquired and liabilities assumed, resulting in the recording of goodwill. Goodwill is being amortized on a straight-line basis over a three-to-five year period from the date of acquisition. Additional goodwill will be recognized when the Company exercises options to acquire controlling equity interest in its other Internet video affiliates. The rapid amortization policy results in material charges against operations and increased losses being recognized. The Company estimates that goodwill amortization related to its investments in Internet companies will approximate $1.0 million per quarter beginning in the quarter ended September 30, 1999.

     Restructuring Charges. The charge of $2.8 million in the first six months of 1998 was incurred in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and from a concurrent workforce reduction. The Company recorded a restructuring charge of $4.6 million in the second quarter of 1999. The charge was in connection with the Company's relocation of virtually all of its remaining manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent U.S. workforce reduction ($3.3 million), the wind down of its German subsidiary ($1.5 million) and was offset in part by a recovery on the cancellation of certain termination rights on a sublet property ($0.2 million). The Company believes these relocation and restructuring activities will result in material savings in manufacturing costs, selling and administrative costs and engineering costs.

     As of June 30, 1999, the Company had a remaining balance for accrued restructuring costs of $6.3 million. The Company will continue to evaluate the amount of accrued restructuring costs on a quarterly basis, and the Company may make adjustments in future periods if it determines that its actual obligations will differ significantly from the amounts accrued.

     Operating Income (Loss). The Company had an operating income of $1.6 million in the second quarter of 1999 and $0.6 million in the first half of 1999. The operating income was primarily due to royalty income of approximately $7.5 million representing the portion of royalties earned through June 30, 1999 from a previously disclosed license agreement, partially offset by the restructuring charges of $4.6 million and the loss due to the inclusion of the Company's Internet video activities. The Company had an operating loss of $1.0 million in the second quarter of 1998 and $2.1 million in the first half of 1998. The 1998 operating loss was primarily due to a charge of $0.9 million for acquired in-process research and development pertaining to the MicroNet acquisition and the provision for restructuring of $2.8 million. The Company expects to make strategic acquisitions and build in-house capabilities relative to its Internet video strategy and expects these activities to require significant expenditures in 1999 and future periods that will result in material charges to goodwill amortization and that may result in consolidated net losses while the Company is building its Internet video programming network.

     Interest Expense. Interest expense primarily due to the issuance of 12% Senior Notes due 2003 and warrants to purchase approximately 1.02 million shares of Common Stock in January and July 1998, was $1.4 million and $2.8 million for the three and six months ended June 30, 1999, respectively and $0.9 million and $1.6 million for the three and six months ended June 30, 1998, respectively.

     Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

     Interest Income. Interest income is earned on cash balances and short and long-term investments. For the three and six months ended June 30, 1999 interest income was $0.6 and $1.4 million, respectively and for the three and six months ended June 30, 1998 interest income was $0.9million and $1.7 million, respectively. The decline is due to a modest reduction in the cash and investment balances as well as the decline in interest rates for the comparable periods.

     Other (Income) Expense, Net. For the three and six months ended June 30, 1999, the other (income) expense includes a proportionate share of the net loss for the period the Company held a minority interest in TV on the WEB. For the three and six months ended June 30, 1998, the other (income) expense, net consists primarily of the foreign currency transaction gains and losses resulting from the Company's foreign operations.

     Provision for (Benefit of) Income Taxes. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second quarter of 1998, the Company reversed $4.9 million previously reserved in connection with the liquidation of its subsidiary in Italy. The Company was not required to include any material provision for U.S. Federal income tax in the comparable three and six month periods due to the utilization of net operating loss carry forwards and timing differences. The Company's international operations, which are conducted principally by its foreign subsidiaries, may have pretax foreign income and the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

     Net Income. The Company reported a net loss of $2.9 million in the first half of 1999 compared to a net income of $7.8 million in the first half of 1998, primarily as a result of the factors discussed above under "Operating Income
(Loss)" and "Provision for (Benefit of) Income Taxes."

     Benefit from Extinguishment of Manditorily Redeemable Preferred Stock. On April 28, 1999, the Company agreed to exchange 40,000 shares of its Common Stock for 287 of its outstanding Redeemable Preferred Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Liquidity and Capital Resources

     Cash Flow. At June 30, 1999, the Company had cash and short-term investments of $52.0 million and working capital of $58.1 million. At December 31, 1998, the Company had cash and short-term investments of $62.6 million and working capital of $70.0 million. The change in cash and short-term investments in the 1999 period reflects the purchase of strategic investments in Internet video businesses and cash utilized in their operations of $9.8 million, cash used in the operations of MicroNet and Data Systems of $3.1 million and $5.1 million, respectively, offset by royalty income received of $10.0 million. Overall, the Company's operating activities utilized cash of $4.9 million during the first six months of 1999 and utilized cash of $8.8 million during the first six months of 1998.

     The Company has announced that it is building a national and global Internet video network, iNEXTV. In January 1999, the Company purchased minority investments in TV on the WEB and Alternative Entertainment Network ("AENTV"). In May 1999, the Company purchased a majority interest in TV on the WEB. In July 1999, the Company purchased a majority interest in AENTV. In addition, in July 1999, the Company acquired a minority interest in Executive Branch Webcasting Corporation of Washington, D.C. and has announced that it has reached an agreement in principle to acquire a minority interest in TV1 Internet Television of Munich, Germany. The Company is currently building in-house Internet video production and distribution facilities in Los Angeles and New York City which are expected to become operational by the fourth quarter of 1999 and anticipates constructing facilities in Berlin, Germany in 2000. There can be no assurance that the Company will generate material revenues from its Internet activities. The Company believes its Internet businesses will incur significant production, distribution and marketing expenses to build content and presence, which will utilize cash resources. The Company believes that it has sufficient working capital resources to fund the capital additions and operating expenditures of its subsidiaries and its in-house Internet activities throughout 1999.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At June 30, 1999, the Company had immaterial borrowings outstanding and had letters of credit issued against the facility totaling $1.1 million. At June 30, 1998, the Company had borrowings outstanding of $0.8 million and had letters of credit issued against the facility totaling $2.3 million. In addition, the Company's subsidiaries have bank term loans and notes payable to minority shareholders totaling $2.4 million at June 30, 1999.

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

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the six months ended June 30, 1999, the holders of 8,069 shares of Convertible Preferred Stock converted their holdings into 4,034,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. On June 30, 1999, the Company issued 316,611 shares of its Common Stock to satisfy the $1.5 million quarterly redemption requirement. The Company is obligated to redeem approximately $6.0 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through June 30, 2000. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

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

Readiness for Year 2000

     Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two-digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in just under six months the Systems used by many companies may need to be modified to comply with year 2000 requirements. Ampex relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. Ampex also relies on the external Systems of its suppliers and other organizations with which it does business.

     The Company has completed its review of all of its products, as well as its internal systems, both IT (information technology) systems and non-IT (noninformation technology) systems, and third-party vendors relied on for the manufacture of the Company's products. To accomplish this the Company, in early 1998, established a

Year 2000 Compliance Committee to investigate and determine the compliance status of the Company, to identify what needs to be done to achieve compliance if noncompliance issues are identified, the cost of achieving compliance, and implementation plans to achieve compliance before January 1, 2000. The Committee is headed by an executive officer of the Company and membership includes representatives from all functional areas. The Committee has completed its assessment and has determined that most systems are compliant and those that are not do not represent major efforts and are expected to be fully compliant by January 1, 2000. The status of the investigation is as follows:

     System                                       Status
     ------                                       ------

Manufacturing Control and          The manufacturing control and financial
Financial Systems                  control and reporting systems have been
                                   upgraded, tested and are compliant. The
                                   hardware that operates both the financial and manufacturing systems along with the operating system has been successfully implemented and is now compliant.

Engineering Systems                The electrical design and the mechanical
                                   design systems are compliant. The document control system is noncompliant but the Company is in the process of purchasing software from an outside software vendor that is compliant. The software will be installed, tested and operating by December 31, 1999.
                                   Although the Company is confident that the software package being purchased will resolve the noncompliance issue for this system, the Company has identified another compliant software package that could be installed, if necessary, on short notice. In either case, the Company anticipates that the system will be fully compliant by December 31, 1999.

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

Third-Party Vendors                The Company has sent questionnaires to third-
                                   party vendors upon whom it relies for various parts, components and other product-related material. To date no material noncompliance issues have been identified, and we have determined that all critical vendors are compliant, and thus we do not anticipate any negative impact on the Company's business.

     The cost for the Company to become Year 2000 compliant is approximately $400,000, with an estimated $80,000 yet to be expended in the second half of 1999.

     Because of the current state of the Company's Y2K preparedness, the Company believes that there is minimal risk that the Company will experience any material Y2K compliance problems beginning January 1, 2000. The Company's current insurance programs do not specifically exclude losses attributed to Year 2000 non-compliance, but these programs are subject to change as they are renewed for future periods. Despite the Company's efforts so far to address the Year 2000 impact, the Company cannot guarantee that all internal and external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2001 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but the Company believes there will not be a significant impact.

Risk Factors

Risk of Increased Leverage

     As of June 30, 1999, Ampex had outstanding approximately $46.4 million of total borrowings, which includes $44.0 million principal amount of 12% Senior Notes due 2003 and $2.4 million of subsidiary indebtedness. The Company has invested a portion of the proceeds from the Senior Notes in its MicroNet and iNEXTV subsidiaries and for general corporate purposes. The Company has invested a portion of the balance of these proceeds in government securities and, in order to realize yields approaching the interest rate on the Senior Notes, from time-to-time has invested in high-yield mutual funds and corporate securities, some of which have longer terms and lower credit quality than U.S. government securities. The Company may also engage in various transactions in derivative securities although it has not done so to date.

     The Company may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions in the indenture governing the Senior Notes. The degree to which the Company is leveraged, and the types of investments it selects, could have important consequences to investors, including the following:

     . a substantial portion of the Company's consolidated cash flow from operations must be dedicated to the payment of the principal of and interest on outstanding indebtedness, and will not be available for other purposes;

     . Ampex's ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired, or such financing may not be available on terms favorable to Ampex;

     . The Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage;

     . Ampex's leverage may make it more vulnerable to a downturn in its business or the economy in general;

     . investments in securities with lower credit quality or longer maturities could subject the Company to potential losses due to nonpayment or changes in market value of those securities, and transactions in derivative securities could expose Ampex to losses caused by stock market fluctuations; and

     .    the financial covenants and other restrictions contained in the Senior
          Note indenture and other agreements relating to Ampex's indebtedness will restrict Ampex's ability to borrow additional funds, to dispose of assets or to pay dividends on or repurchase preferred or common stock.

     Ampex expects that cash balances and cash flow from operations will be sufficient to fund anticipated operating expenses, capital expenditures and debt service requirements as they become due, at least through the current fiscal year. There can be no assurance, however, that the amounts available from these sources will be sufficient for such purposes in future periods. No assurance can be given that additional sources of funding will be available if required or, if available, will be on satisfactory terms. If Ampex cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing Ampex's indebtedness, or seeking additional equity capital. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Senior Note Indenture.

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

Risk of Continuing Sales Decline; Anticipation of Future Losses

     In recent years, Ampex's net sales have declined materially. These declines primarily reflect declines in sales of Data Systems' products to U.S. and foreign government agencies and defense contractors, which are material to operating results. These government agencies and contractors have experienced continued pressure to reduce spending, which has particularly affected Data Systems' sales to government contractors of its DCRsi instrumentation recorders, which have generally been more profitable than its data storage and video recording products. Sales of professional television and after-market products are also expected to decline as a result of the announcement of new digital television transmission standards.

     In response to declining sales of these products, Ampex has been seeking to expand its products and services, including through acquisitions. Ampex has also instituted, and will continue to implement, cost reduction programs. However, there can be no assurance that any of these strategies will be successful, or that Ampex will be able to reverse recent sales declines.

     Ampex has incurred losses in the first half of 1999 and due to its Internet video programming activities, promotion expenditures and amortization of goodwill of acquired businesses, the Company expects such losses to increase in the second half of 1999.

Risks Associated with Acquisition Strategy

     In order to expand Ampex's products and services, Ampex has made, and may continue to make, acquisitions of, and/or investments in, other business entities, including businesses involved in both producing and distributing Internet video programming. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. In order to pay for future acquisitions or investments, Ampex may have to:

     . issue additional equity securities of the Company or a subsidiary, which would dilute the ownership interest of existing Ampex shareholders;

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

Risks Associated with iNEXTV and Internet Video Strategy

     The Company's Internet subsidiary, iNEXTV, was formed recently, and has not yet generated any material advertising or sales revenues. In evaluating the business and prospects of iNEXTV, and the Company's Internet video strategy in general, you should take into account the risks and uncertainties typical of companies in the early stages of development, particularly in new and rapidly evolving markets such as those for Internet content, advertising and electronic commerce (e-commerce). The development of iNEXTV and the implementation of the Company's strategy to expand its Internet video businesses involve special risks and uncertainties, including but not limited to the following:

     . the ability of iNEXTV and its affiliates to identify, acquire and deliver compelling, quality video programming over the Internet;

     . the ability of iNEXTV and its affiliates to obtain and manage resources for growth from their present size and to become profitable;

     . market acceptance of streaming media technology, which is currently of lower quality than television or radio broadcasts, is subject to congestion and interruptions on the Internet, and requires specialized software, technical expertise and increased bandwith;

     . dependence upon the continued acceptance and growth of the Internet as a medium for advertising and e-commerce, and upon iNEXTV's ability to generate advertising revenues and, in future periods, to sell goods and services over the Internet;

     . vulnerability of Internet content delivery to system failures and interruptions for a variety of reasons (including telecommunications problems and natural disasters), computer viruses and other breaches of security;

     . dependence upon Internet service providers, web browsers, providers of streaming media products and others to provide Internet access to iNEXTV's websites and programming;

     . the ability of iNEXTV and its affiliates to transfer audio or video technology to Internet-based applications;

     . competition among Internet broadcasters and providers of products and services for users, advertisers, content and new products and services;

     . uncertainty about the adoption and application of new laws and government regulations relating to Internet businesses, which could slow Internet growth, expose iNEXTV to potential liabilities or otherwise adversely affect its Internet businesses;

     . the ability to expand successfully in the European market, which is likely to be subject to cultural and language barriers, different regulatory environments, currency exchange rate fluctuations and other difficulties relating to managing foreign operations; and

     . likelihood of continued and significant expenses resulting in material losses in future periods, which could negatively affect the price of the Company's securities and require it to seek additional capital which may not be available on satisfactory terms or at all.

Fluctuations in Royalty Income

     Ampex's results of operations in certain prior periods reflect the receipt of significant royalty income, including material nonrecurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is not possible to predict the amount of royalty income Ampex will receive in the future. Royalty income has historically fluctuated widely due to a number of factors that Ampex cannot predict, such as the extent to which third parties use its patented technology, the extent to which it must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities.

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

     .  order cancellations;

     .  receipt of royalty income;

     . the amount and timing of capital expenditures and other costs relating to the expansion of operations; and

     . general economic and industry conditions, including those related to the Internet, e-commerce and new media.

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

Seasonality and Backlog

     Sales of most of Ampex's products have historically declined during the first and third quarters of the fiscal year, due to the seasonal procurement practices of Ampex's customers. Depending on the ability of iNEXTV to generate Internet advertising and sales revenue, the Company could experience different seasonal trends in the recognition of revenues. A substantial portion of Ampex's backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter.

Rapid Technological Change and Risks of New Product Development

     All the industries and markets from which Ampex derives revenues, directly or through its licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that Ampex spend substantial amounts for the research, development and engineering of new products and advances to existing products and, with respect to the Company's Internet operations, new content and services. No assurance can be given that Ampex's existing products and technologies will not become obsolete or that any new products or technologies will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products, could have a material and adverse effect on its sales and results of operations in the future. The development and introduction of new technologies and products are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard.

Competition

     Data Systems encounters significant competition in all its product markets. Many of its competitors have greater resources and access to capital than the Company. In the mass data storage market, Data Systems competes with a number of well-established competitors such as IBM Corporation, Storage Technology Corporation, Exabyte Corporation and Quantum Corporation, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. For example, Sony Corporation has entered this market with storage products based on its video recording technology. In addition, price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Data Systems' DST products.

     In the instrumentation market, Data Systems competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony, Loral Data Systems, Datatape Incorporated and Metrum Incorporated. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined.

     MicroNet's competitors include both large companies such as EMC Corporation, Data General Corporation and IBM and other small system integrators. There is no assurance that MicroNet will be able to compete successfully in these markets in the future.

     The market for Internet products and services is highly competitive and characterized by multiple competitors and low barriers to entry. Although iNEXTV is attempting to develop improvements in video quality in order to differentiate itself from its competitors, iNEXTV holds no proprietary technology and is not in a position to achieve dominance in any market segment of the Internet. In addition, the market for Internet advertising and electronic commerce, upon which Ampex's Internet operations will be partially dependent to achieve ultimate profitability, is intensely competitive and Ampex believes that competition in this field will intensify.

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

Risks Related to International Operations

     Although Data Systems significantly curtailed its international operations in connection with the restructuring of its operations in 1993, sales to foreign customers (including U.S. export sales) continue to be significant to Ampex's results of operations. The expansion of iNEXTV's European operations may generate advertising and sales revenues in future periods, although the Company has not recognized any material revenue to date. The European operations of iNEXTV are expected to be subject to certain risks and uncertainties, as set forth under the caption "Risks Associated with iNEXTV and Internet Video Strategy." International operations are subject to a number of special risks, including limitations on repatriation of earnings, restrictive actions by local governments, and fluctuations in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulation and restrictions imposed by U.S. government agencies. Fluctuations in the value of foreign currencies can affect Ampex's results of operations. Ampex does not normally seek to mitigate its exposure to exchange rate fluctuations by hedging its foreign currency positions.

     In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. Some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized. As a result, companies operating or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro. Ampex is currently assessing the effect the introduction of the Euro will have on its internal accounting systems and the potential sales of its products. Ampex will take appropriate corrective actions based on the results of such assessment. Ampex has not yet determined the costs related to addressing this issue. This issue is not expected to have a material adverse affect on Ampex's business.

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

     The stock market in general, and Internet and technology companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. These broad market and industry fluctuations may adversely affect the price of Ampex's Common Stock, regardless of its operating performance.

Dependence on Key Personnel

     Ampex is highly dependent on its management. Ampex's success depends upon the availability and performance of key executive officers and directors. Except for certain of its Internet affiliates, the Company has not entered into employment agreements with its key employees, and the loss of the services of key persons could have a material adverse effect upon Ampex. The Company does not maintain key man life insurance on any of these individuals.

Anti-Takeover Consequences of Certain Governing Instruments

     Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which had an aggregate liquidation value of approximately $45.5 million at June 30, 1999, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex.

     The Company also holds certain promissory notes issued by the Chief Executive Officer, Edward J. Bramson, and his designees. As of June 30, 1999, the unpaid principal amount of these notes totaled $3.0 million. In September 1998, the Company entered into two agreements which provided that, in the event of a change in control (as defined in these agreements), Mr. Bramson will have the right to surrender the 800,000 shares of Common Stock currently securing the notes in exchange for the full release and cancellation of any claims by the Company for repayment of the notes, and the return of the notes and cash payments previously paid by him for those shares, without interest.

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

Readiness for Year 2000

     Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in just under six months the Systems used by many companies may need to be modified to comply with year 2000 requirements. Ampex relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. Ampex also relies on the external Systems of its suppliers and other organizations with which it does business. Based on a review of its Systems and the nature of the corrections needed to make the Systems compliant, the Company believes there is minimal risk that the Systems will be non-compliant on January 1, 2000. However, despite the efforts thus far to address the year 2000 impact, the Company cannot guarantee that all internal and external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change to the disclosure made in the 1998 Form10-
K.

                         PART II -- OTHER INFORMATION
                          ----------------------------

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

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 1999, the Company had an accrued liability of $1.8 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the six months ended June 30, 1999, the holders of 8,069 shares of the Company's outstanding 8% Noncumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted such shares into a total of 4,034,500 shares of the Company's Class A Common Stock pursuant to the conversion right contained in the Convertible Preferred Stock. In the second quarter of 1999, holders of 1,038 shares of Redeemable Preferred Stock exchanged their holdings into 356,611 shares of Common Stock. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such conversion or exchange. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 28, 1999 and June 18, 1999, the Company held its Annual Meeting of Stockholders. The stockholders elected Douglas T. McClure, Jr. as the Class II director. Mr. McClure received 44,533,550 votes in favor of his election, with 5,047,106 votes withheld and no broker nonvotes. The stockholders voted to increase the total number of authorized shares of capital stock of the Company from 176,000,000 to 226,000,000 shares and increase the number of authorized shares of the Company's Class A Common Stock, par value $0.01 per share, from 125,000,000 to 175,000,000 shares, with 47,355,222 votes in favor, 1,636,323 votes opposed, 589,110 votes abstaining, and no broker nonvotes. The stockholders voted to amend the Company's 1992 Stock Incentive Plan to increase the number of shares of Class A Stock available for issuance thereunder by 4,000,000 shares (from 4,250,000 to 8,250,000 shares) with 21,519,414 votes in favor, 6,802,671 votes opposed, 220,634 votes abstaining, and no broker nonvotes. The stockholders also ratified the appointment of PricewaterhouseCoopers L.L.P. as the

Company's independent public accountants for the fiscal 1999 with 49,133,516 votes in favor, 249,035 votes opposed, 198,105 votes abstaining, and no broker nonvotes.

ITEM 5.     OTHER INFORMATION

    Not applicable.

ITEM 6(a).  EXHIBITS

    The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

ITEM 6(b).  REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMPEX CORPORATION


Date: August 13, 1999               /s/ EDWARD J. BRAMSON
                                    ---------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer



Date: August 13, 1999              /s/ CRAIG L. McKIBBEN
                                   ---------------------
                                   Craig L. McKibben
                                   Vice President, Chief Financial Officer and
                                   Treasurer

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                                 June 30, 1999

                                 EXHIBIT INDEX
Exhibit
Number     Description
------     -----------

  27.1*    Financial Data Schedule.

* Filed Herewith.