Form 10-Q
period 1999-09-30
AMPEX CORP /DE/
filed 1999-11-15
CIK 887433

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No ___
      ---

As of June 30, 1999, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 54,518,954. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                       Quarter Ended September 30, 1999

                                     INDEX

                                                                                Page
                                                                                ----
PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements.............................................   3

               Consolidated Balance Sheets (unaudited) at September 30, 1999 and
               December 31, 1998................................................   3

               Consolidated Statements of Operations (unaudited) for the
               three and nine months ended September 30, 1999 and 1998..........   4

               Consolidated Statements of Cash Flows (unaudited) for the nine
               months ended September 30, 1999 and 1998.........................   5

               Notes to Unaudited Consolidated Financial Statements.............   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................  15

Item 3.        Quantitative and Qualitative Disclosure about Market Risk........  30

PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings................................................  30

Item 2.        Changes in Securities and Use of Proceeds........................  31

Item 3.        Defaults Upon Senior Securities..................................  31

Item 4.        Submission of Matters to a Vote of Security Holders..............  31

Item 5.        Other Information................................................  31

Item 6(a).     Exhibits                                                           31

Item 6(b).     Reports on Form 8-K..............................................  31

Signatures     .................................................................  32

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)


                                                                                              September 30,      December 31,
                                                                                                   1999              1998
                                                                                              -------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $       15,253     $      23,357
    Short-term investments                                                                            33,440            39,222
    Accounts receivable (net of allowances of $1,172 in 1999 and $1,360 in 1998)                       9,615            11,789
    Inventories                                                                                       19,385            19,766
    Other current assets                                                                               5,319             2,510
                                                                                              --------------     -------------
      Total current assets                                                                            83,012            96,644

Property, plant and equipment, net                                                                    12,032            10,546
Intangible assets, net                                                                                10,587             5,461
Investment in unconsolidated companies                                                                 1,985                 -
Other assets                                                                                           2,536             3,350
                                                                                              --------------     -------------
      Total assets                                                                            $      110,152     $     116,001
                                                                                              ==============     =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                             $        1,294     $         180
    Accounts payable                                                                                   7,167             6,470
    Income taxes payable                                                                                  73                12
    Accrued restructuring costs                                                                        5,218             2,135
    Other accrued liabilities                                                                         18,137            17,889
                                                                                              --------------     -------------
      Total current liabilities                                                                       31,889            26,686
Long-term debt                                                                                        45,697            43,380
Other liabilities                                                                                     46,365            51,470
Deferred income taxes                                                                                  1,213             1,213
Accrued restructuring costs                                                                              200               688
                                                                                              --------------     -------------
      Total liabilities                                                                              125,364           123,437
                                                                                              --------------     -------------
Commitments and contingencies (Note 6)

Mandatorily redeemable junior preferred stock (Note 7)                                                     -                 -

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares in 1999 and in 1998
    Issued and outstanding - none in 1999 and in 1998                                                      -                 -

Mandatorily redeemable preferred stock, $2,000 liquidation value:
    Authorized: 21,859 shares in 1999 and in 1998
    Issued and outstanding - 20,071 shares in 1999; 21,859 in 1998                                    40,142            43,718

Convertible preferred stock, $2,000 liquidation value:
    Authorized: 10,000 shares in 1999 and in 1998
    Issued and outstanding - 1,885 shares in 1999; 10,000 shares in 1998                               3,770            20,000

Stockholders' deficit:
    Preferred stock, $1.00 par value:
      Authorized: 898,171 shares in 1999 and in 1998
      Issued and outstanding - none in 1999 and in 1998                                                    -                 -
    Common stock, $.01 par value:
      Class A:
        Authorized:  125,000,000 shares in 1999 and in 1998
        Issued and outstanding - 55,347,631 shares in 1999; 49,782,547 shares in 1998                    553               498
      Class C:
        Authorized: 50,000,000 shares in 1999 and in 1998
        Issued and outstanding - none in 1999 and in 1998                                                  -                 -
    Other additional capital                                                                         413,861           391,849
    Notes receivable from stockholder                                                                 (4,818)           (4,818)
    Accumulated deficit                                                                             (440,008)         (429,630)
    Accumulated other comprehensive income                                                           (28,712)          (29,053)
                                                                                              --------------     -------------
      Total stockholders' deficit                                                                    (59,124)          (71,154)
                                                                                              --------------     -------------
      Total liabilities and stockholders' deficit                                             $      110,152     $     116,001
                                                                                              ==============     =============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                   Three months ended                   Nine months ended
                                                           ----------------------------------   ---------------------------------
                                                                       September 30,                      September 30,
                                                           ----------------------------------   ---------------------------------
                                                                 1999               1998             1999              1998
                                                           ----------------    --------------   --------------    ---------------
    Net sales                                              $         17,298    $       16,001   $       48,838    $        48,021
    Cost of sales                                                    11,592            10,624           31,972             28,223
                                                           ----------------    --------------   --------------    ---------------
     Gross profit                                                     5,706             5,377           16,866             19,798

    Selling and administrative                                        8,567             6,864           21,312             16,972
    Internet video programming and site development                   3,117                 -            3,877                  -
    Research, development and engineering                             2,358             2,899            7,197              9,060
    Royalty income                                                   (2,982)           (2,234)         (16,104)            (5,738)
    Amortization of goodwill                                            870               303            1,646                303
    Restructuring charges                                                 -              (274)           4,583              2,526
    Acquisition of in-process research and development                    -                 -                -                929
                                                           ----------------    --------------   --------------    ---------------
     Operating loss                                                  (6,224)           (2,181)          (5,645)            (4,254)

    Interest expense                                                  1,421             1,393            4,198              2,968
    Amortization of debt financing costs                                112               133              286                230
    Interest income                                                    (659)             (836)          (2,073)            (2,572)
    Other (income) expense, net                                          48                 4              693                 14
                                                           ----------------    --------------   --------------    ---------------
     Loss before income taxes                                        (7,146)           (2,875)          (8,749)            (4,894)

    Provision for (benefit of) income taxes                             304            (4,944)           1,629            (14,778)
                                                           ----------------    --------------   --------------    ---------------
     Net income (loss)                                               (7,450)            2,069          (10,378)             9,884

    Benefit from extinguishment of mandatorily
       redeemable preferred stock                                         -                 -              374                  -
                                                           ----------------    --------------   --------------    ---------------
     Net income (loss) available for common stockholders             (7,450)            2,069          (10,004)             9,884


    Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on marketable securities                   (143)                -              124                  -
     Foreign currency translation adjustments                           150               (76)             217                (81)
                                                           ----------------    --------------   --------------    ---------------
     Comprehensive income (loss)                           $         (7,443)   $        1,993   $       (9,663)   $         9,803
                                                           ================    ==============   ==============    ===============

    Basic income (loss) per share :
     Income (loss) per share                               $          (0.14)   $         0.04   $        (0.19)   $          0.21
                                                           ================    ==============   ==============    ===============
    Weighted average number of common shares outstanding         54,152,115        49,062,547       52,627,766         47,075,450
                                                           ================    ==============   ==============    ===============
    Diluted income (loss) per share :
     Income (loss) per share                               $          (0.14)   $         0.03   $        (0.19)   $          0.19
                                                           ================    ==============   ==============    ===============
    Weighted average  number of common shares outstanding        54,152,115        59,782,547       52,627,766         50,976,537
                                                           ================    ==============   ==============    ===============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                         For the nine months ended
                                                                                    ------------------------------------
                                                                                      September 30,       September 30,
                                                                                          1999               1998
                                                                                    ----------------    ----------------
Cash flows from operating activities:
    Net income (loss)                                                               $        (10,378)   $          9,884
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation, amortization and accretion                                               3,738               2,040
        Loss on sale of assets                                                                    48                 450
        Reversal of prior years' tax accrual                                                       -             (15,378)
        Issuance of stock for services rendered                                                  721                   -
        Equity in loss of subsidiary prior to control                                            686                   -
        Acquisition of in-process research and development                                         -                 929
        Changes in operating assets and liabilities:
         Accounts receivable                                                                   2,741              (2,587)
         Inventories                                                                             381              (3,757)
         Long-term receivable                                                                      -                   8
         Other assets                                                                         (2,144)              1,557
         Accounts payable                                                                        155              (2,376)
         Other accrued liabilities and income tax payable                                       (865)             (4,195)
         Accrued restructuring costs                                                           2,595                 751
         Other liabilities                                                                    (4,494)             (1,893)
                                                                                    ----------------    ----------------
           Net cash used in operating activities                                              (6,816)            (14,567)
                                                                                    ----------------    ----------------
Cash flows from investing activities:
    Purchase of company, net of cash acquired                                                 (5,039)               (338)
    Purchases of short-term investments                                                      (81,880)            (70,632)
    Proceeds received on the maturity of short-term investments                               77,418              22,791
    Proceeds from sale of short-term investments                                              10,369              11,989
    Additions to property, plant and equipment                                                (1,780)             (2,487)
    Deferred gain on sale of assets                                                             (611)               (611)
    Investments in unconsolidated companies                                                   (1,254)                  -
                                                                                    ----------------    ----------------
           Net cash used in investing activities                                              (2,777)            (39,288)
                                                                                    ----------------    ----------------
Cash flows from financing activities:
    Borrowings under working capital facilities                                               24,895              28,960
    Repayments under working capital facilities                                              (24,169)            (33,736)
    Repayments of notes-affiliates                                                                (6)                 (5)
    Issuance of senior notes                                                                       -              44,000
    Debt financing costs                                                                         (20)             (1,831)
    Proceeds from issuance of common stock                                                       809                 136
                                                                                    ----------------    ----------------
           Net cash provided by financing activities                                           1,509              37,524
                                                                                    ----------------    ----------------
Effect of exchange rates on cash                                                                 (20)                (42)
                                                                                    ----------------    ----------------
           Net decrease in cash and cash equivalents                                          (8,104)            (16,373)
Cash and cash equivalents, beginning of period                                                23,357              24,076
                                                                                    ----------------    ----------------
Cash and cash equivalents, end of period                                            $         15,253    $          7,703
                                                                                    ================    ================

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


     During the first quarter of 1999, the Company purchased 19.9% of the capital stock of TV onthe WEB, Inc. ("TV onthe WEB"), a provider of services and content for delivery of compressed video over the world wide web, for $4.0 million and 19.9% of the capital stock of Alternative Entertainment Network, Inc. (AENTV"), a producer and aggregator of compressed, streaming video content for delivery over the world wide web, for $1.0 million. On May 20, 1999, the Company acquired an additional 30.2% of TV onthe WEB for $4.5 million resulting in a 50.1% majority holding and on July 6, 1999, the Company acquired an additional 31.1% of AENTV for $2.3 million resulting in a 51.0% majority holding. The Consolidated Balance Sheet as of September 30, 1999 includes the value of assets and liabilities of TV onthe WEB and AENTV. The Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 1999 includes the Company's minority share of the net loss of TV onthe WEB and AENTV for periods the Company held less than 50% of these entities and 100% of their net loss for periods it held a majority interest. See Note 12.

     During the third quarter of 1999, the Company purchased or committed to purchase a minority interest in TV1 Internet Television ("TV1"), a leading provider of video services to European businesses, and Executive Branch Webcasting Corporation ("EXBTV"), a provider of Internet video programming based on information from the Executive Branch and various Federal agencies, for a total of $1.8 million and $1.5 million, respectively. The Company holds an option to acquire a majority interest in EXBTV and an option to acquire an increased minority interest in TV1. At September 30, 1999, the Company's investment in TV1 and EXBTV are being accounted for using the cost method. On October 4, 1999, the Company invested $1.3 million to complete its subscription to acquire 17.5% of TV1.

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

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized

                              AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 2 -- Basis of Presentation (cont'd.)

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

Note 3 -- Income (Loss) Per Common Share

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income
(loss) per common share is provided as follows (in thousands, except per share amounts):

                                                          Three months ended      Nine months ended
                                                         ---------------------  ---------------------
                                                         Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
                                                            1999       1998        1999       1998
                                                         ----------  ---------  ----------  ---------
Numerator - Basic

  Net income (loss) available for common stockholders..    $(7,450)    $ 2,069   $(10,004)    $ 9,884
                                                           =======     =======   ========     =======

Denominator - Basic

  Weighted average common stock outstanding............     54,152      49,063     52,628      47,075
                                                           -------     -------   --------     -------

Basic income (loss) per share..........................    $ (0.14)    $  0.04   $  (0.19)    $  0.21
                                                           =======     =======   ========     =======


Numerator - Diluted

  Net income (loss) available for common stockholders..    $(7,450)    $ 2,069   $(10,004)    $ 9,884
                                                           =======     =======   ========     =======

Denominator - Diluted

  Weighted average common stock outstanding............     54,152      49,063     52,628      47,075
  Contingent shares due to acquisition.................          -         720          -         253
  Effect of dilutive securities:
     Stock options.....................................          -           -          -         205
     Redeemable preferred stock........................          -       5,000          -       1,722
     Convertible preferred stock.......................          -       5,000          -       1,722
                                                           -------     -------   --------     -------
                                                            54,152      59,783     52,628      50,977
                                                           -------     -------   --------     -------

Diluted income (loss) per share........................    $ (0.14)    $  0.03   $  (0.19)    $  0.19
                                                           =======     =======   ========     =======

                              AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Income (Loss) Per Common Share (cont'd.)

     In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock. Such shares are being held in escrow pending the resolution of certain contingencies. These shares have been included in the computation of diluted weighted average common stock outstanding for the three and nine months ended September 30, 1998 but have not been included in the computation of diluted weighted average common stock outstanding for the three and nine months ended September 30, 1999 since they are anti-dilutive.

     In connection with the redemption in June 1998 of the 8% Noncumulative Preferred Stock, the Company issued 3,000,000 shares of Common Stock, $20.0 million face amount of Convertible Preferred Stock and $43.7 million face amount of Redeemable Preferred Stock. The 3,000,000 shares of Common Stock have been included in the computation of weighted average common stock outstanding for the three and nine months ended September 30, 1999. In the nine months ended September 30, 1999, holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock which are included in the weighted average common stock outstanding since the date of conversion. The remaining shares of Common Stock potentially issuable on conversion of the Convertible Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the three and nine months ended September 30, 1999 since they are anti-dilutive.

     In June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments over a 10-year period. The Company at its election may make redemption payments in shares of Common Stock or in cash, subject to certain statutory requirements. The Company has adopted a policy on the proportion of redemption payments to be made in cash and in Common Stock. The number of shares to be issued to satisfy redemption payments is based on the market price of the Common Stock, subject to a floor price of $2.50 per share. In the second and third quarter of 1999, the Company redeemed 1,788 shares of Redeemable Preferred Stock by issuing 755,228 shares of Common Stock. Such shares are included in the weighted average common stock outstanding since the date of exchange. Shares of Common Stock potentially issuable to satisfy future redemption payments to be made in stock have not been included in the computation of diluted weighted average common stock outstanding for the three and nine months ended September 30, 1999 since they are anti-dilutive.

     Stock options to purchase 3,092,533 shares of common stock at prices ranging from $1.06 to $6.00 per share were outstanding at September 30, 1999, but were not included in the computation of diluted income per share because they are anti-dilutive.

     Stock options to purchase 2,449,327 shares of common stock at prices ranging from $1.50 to $10.50 per share were outstanding at September 30, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

     In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 10. The Warrants were not included in the computation of diluted weighted average common stock outstanding for the three and nine months ended September 30, 1998 because the exercise price was greater than the average market value of the common shares. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of exchange. The remaining outstanding warrants are excluded from the computation for the three and nine months ended September 30, 1999 as they are anti-dilutive.

                              AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Supplemental Schedule of Cash Flow Information

     Cash payments for interest and income taxes (net of refunds received) from continuing operations were as follows:

                                                                  Nine months ended
                                                           ------------------------------
                                                            Sept. 30,          Sept. 30,
                                                              1999               1998
                                                           ----------          ----------
                                                                   (in thousands)
 Interest.......................................           $    5,315         $    2,595
 Income taxes paid..............................                1,715                693

 Non-cash transactions were as follows:
 Issuance of common stock to acquire MicroNet...                    -              1,224
 Issuance of common stock to acquire EXBTV......                  731                  -
 Issuance of common stock on conversion of preferred stock     16,230                  -
 Issuance of common stock on redemption of preferred stock      3,576                  -

Note 5 -- Inventories

                                                                  Nine months ended
                                                           ------------------------------
                                                            Sept. 30,           Dec. 30,
                                                              1999                1998
                                                           ----------          ----------
                                                                   (in thousands)
 Raw materials..................................           $    7,340          $   7,488
 Work in process................................                4,884              5,824
 Finished goods.................................                7,161              6,454
                                                           ----------          ----------
  Total.........................................           $   19,385          $  19,766
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

                              AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 7 -- Preferred Stock

     At December 31, 1997, the Company became required to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock with an aggregate liquidation value of $70.0 million (the "Old Preferred Stock"), to the extent of funds legally available therefore (generally, the excess of the value of assets over liabilities) at the redemption price of $1,000 per share. Pursuant to an agreement in the second quarter of 1998, the Company completed the redemption of the Old Preferred Stock in exchange for the following securities (a) 3,000,000 shares of its Common Stock, par value $0.01 per share; (b) 10,000 shares of a new series of 8% Noncumulative Convertible Preferred Stock, par value $1.00, with an aggregate liquidation value of $20.0 million (the "Convertible Preferred Stock"); and (c) 21,859 shares of a new series of 8% Noncumulative Redeemable Preferred Stock, par value $1.00 per share, with an aggregate liquidation value of $43.7 million (the "Redeemable Preferred Stock").

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the nine months ended September 30, 1999, the holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. On June 30, 1999 and September 30, 1999, the Company issued 316,611 shares and 398,617 shares, respectively, of its Common Stock to satisfy the $1.5 million quarterly redemption requirement. The Company is obligated to redeem approximately $4.7 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through September 30, 2000.

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

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -- Income Taxes

     In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company reversed $4.9 million and $5.2 million previously reserved in connection with the liquidation of its subsidiary in Italy. The provisions for income taxes in the three and nine months ended September 30, 1999 consist primarily of withholding taxes on royalty income.

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

Note 9 -- Accumulated Other Comprehensive Income (Loss)

     The balances of each classification within accumulated other comprehensive income (loss) are as follows:

                                     Unrealized    Minimum     Accumulated
                           Foreign    Gain on      Pension        Other
                           Currency  Marketable   Liability   Comprehensive
                            Items    Securities  Adjustment   Income (Loss)
                           --------  ----------  ----------   -------------
                                            (in thousands)
  December 31, 1998......  $    578           -    $(29,631)       $(29,053)
  Year- to- date change..       217        $124           -             341
                           --------  ----------  ----------        --------
  September 30, 1999.....  $    795        $124    $(29,631)       $(28,712)
                           ========  ==========  ==========        ========

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

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 11 -- Segment Reporting

     The Company has the following operating segments: high-performance mass data storage systems, instrumentation recorders and professional video recording products; high-performance magnetic disk arrays; licensing of intellectual property and Internet video programming and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

                                                                 Nine months ended September 30, 1999
                                            ------------------------------------------------------------------------------

                                                Mass Data
                                            Storage Systems/             Licensing of             Eliminations
                                             Instrumentation     Disk    Intellectual  Internet        and
                                                Recorders       Arrays     Property      Video      Corporate     Totals
                                                ---------      --------    --------      -----      ---------    --------
Revenues from external customers..........       $39,291        $ 8,503      $16,104    $  1,184     $  (140)    $ 64,942
Interest income...........................           179              -            -          67       1,827        2,073
Interest expense..........................           497            982            -          89       2,630        4,198
Depreciation, amortization and accretion..         1,084             92            1         144         755        2,076
Segment income (loss).....................        (2,459)        (3,062)      15,418     (10,232)     (2,187)      (2,522)
Segment assets............................        32,495          9,017        3,780      12,963      51,897      110,152
Expenditures for segment assets...........           403            304            -         875         197        1,779

                                                                 Nine months ended September 30, 1999
                                            ------------------------------------------------------------------------------

                                                Mass Data
                                            Storage Systems/             Licensing of             Eliminations
                                             Instrumentation     Disk    Intellectual  Internet        and
                                                Recorders       Arrays     Property      Video      Corporate     Totals
                                                ---------      --------    --------      -----      ---------    --------
Revenues from external customers..........       $44,785         $3,236       $5,738           -           -     $ 53,759
Interest income...........................           440              -            -           -     $ 2,132        2,572
Interest expense..........................            38            217            -           -       2,713        2,968
Depreciation, amortization and accretion..         1,242             17            1           -         478        1,737
Segment income (loss).....................        (2,023)          (541)       4,662           -      (3,237)      (1,139)
Segment assets............................        42,135          7,561            3           -      68,591      118,290
Expenditures for segment assets...........           574              -            -           -       1,913        2,487

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -- Acquisition of Internet Businesses

     On May 20, 1999, the Company increased its interest in TV WEB from 19.9% to 50.1%. The Company invested a total of $8.6 million for its interest and has recorded its proportionate share of the net loss for the period which the Company held a minority interest in TV Web totaling $0.6 million, which is included in other (income) expense for the quarter ended June 30, 1999. When the Company acquired control, TV WEB had assets and liabilities consisting of $5.3 million of current assets, $0.6 million of plant and equipment, $3.1 million of current liabilities and $1.5 million of long-term debt. The Company recognized goodwill of $6.7 million, which is being amortized on a straight-line basis over 3 years. For the approximate four-month period the Company held a majority interest, 100% of the results of operations of TV onthe WEB have been included in the Company's consolidated results of operations because a shareholders deficit existed at the date the Company acquired control of TV WEB.

     On July 6, 1999, the Company increased its interest in AENTV from 19.9% to 51.0%. The Company invested a total of $3.7 million for its interest and has recorded its proportionate share of the net loss for the period which the Company held a minority interest in AENTV totaling $0.1 million, which is included in other (income) expense for the quarter ended September 30, 1999. When the Company acquired control, AENTV had assets and liabilities consisting of $2.8 million of current assets, $0.8 million of plant and equipment and $0.1 million of current liabilities. The Company recognized goodwill of $0.1 million, which is being amortized on a straight-line basis over 3 years. For the approximate three-month period the Company held a majority interest, 100% of the results of operations of AENTV have been included in the Company's consolidated results of operations because a shareholders deficit existed at the date the Company acquired control of AENTV.

     Pro forma combined results of operations of the Company as if the acquisition of TV WEB and AENTV had been completed at the beginning of the periods presented are as follows (in thousands, except per share data):

                                           Year ended    Nine months ended
                                         Dec. 31, 1998     Sept. 30, 1999
                                         -------------   -----------------

  Net sales...........................   $      66,854   $          50,336
  Loss before income taxes............          (6,740)            (16,248)
  Net income (loss)...................           7,717             (17,503)
  Income (loss) per share
     Basic............................            0.16               (0.33)
     Diluted..........................            0.14               (0.33)

     Pro forma operating results for all periods include an adjustment to record additional goodwill amortization of $2.3 million for the twelve months ended December 31, 1998 and $0.9 million for the nine months ended September 30, 1999.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -- Restructuring Charges

     Restructuring charges for the nine months ended September 30, 1999 and 1998 consist of the following:


                                                                Nine months ended
                                                           ----------------------------
                                                             Sept. 30,       Sept. 30,
                                                               1999            1998
                                                           -----------       ----------
  Provisions for employee separation costs...............  $    3,287        $    2,301
  Recovery on vacated lease obligations..................        (166)             (274)
  Provisions for relocation..............................           -               499
  Costs associated with closure of foreign subsidiaries..       1,462                 -
                                                           ----------        ----------
                                                           $    4,583        $    2,526
                                                           ==========        ==========

     The Company recorded a net restructuring charge for the nine months ended September 30, 1999 of $4.6 million. The charge included $3.3 million in connection with the Company's relocation of the remaining portion of its DCRsi manufacturing operations and other functions from its Redwood City, California facility to its Colorado Springs, Colorado facility and $1.5 million for the wind down of its German subsidiary, offset by a credit of $0.2 million related to the finalization of a termination clause on one of its subleased properties previously reserved. The $3.3 million restructuring charge was associated with the elimination of approximately 86 U.S. positions in engineering, manufacturing and administration. At September 30, 1999, the Company had paid and charged $0.7 million against the liability accounts related to the termination benefits set up for the restructuring.

     The Company recorded a net restructuring charge in the quarter ended March 30, 1998 of $2.8 million. The charge related to the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction. The charge includes $2.3 million for costs associated with the elimination of approximately 72 U.S. positions in engineering, manufacturing and administration, and $0.5 million for transition, shipping and other costs. At September 30, 1999, the Company had paid and charged substantially all of these costs against the liability accounts and terminated 71 employees. The Company recorded a net restructuring credit in the quarter ended September 30, 1998 of $0.3 million related to the recovery on certain subleased properties previously reserved.

     Accruals for restructuring costs totaled $5.4 million at September 30, 1999 including $0.6 million relating to vacated or abandoned leases. The lease obligations associated with the Company's restructuring have not been discounted to present value.

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

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

     Net Sales. Net sales increased by 8.1% to $17.3 million in the three months ended September 30, 1999 from $16.0 million for the three months ended September 30, 1998, and increased by 1.7% to $48.8 million in the first nine months of 1999 from $48.0 million in the first nine months of 1998. The sales increase for the comparable three-month period is primarily due to the Company's revenue from its Internet video operations. The increase of Ampex Data Systems' ("Data Systems") mass data storage products and instrumentation sales in the quarter ended September 30, 1999 over 1998 was offset in part by its lower sales of television after-market products. The slight increase in sales in the comparable nine month period was due to the inclusion of net sales of MicroNet Technology, Inc. ("MicroNet") which was acquired in June 1998, offset in part by lower instrumentation and television after-market sales.

     The Company's backlog of firm orders increased to $4.5 million at September 30, 1999 from $1.6 million at December 31, 1998. As previously disclosed, the Company has also received memoranda of understanding from customers for substantial potential orders of product sales for delivery over several years. The Company typically operates with low levels of backlog, requiring it to obtain the majority of each period's orders in the same period that they must be shipped to the customer. Historically, a small number of large orders has significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

     iNEXTV's Internet Video Programming and Services. The Company's Internet video programming and services business began in early 1999, and in June 1999 were consolidated under its subsidiary iNEXTV Corporation ("iNEXTV"). iNEXTV recorded revenue of $0.8 million in the quarter ended September 30, 1999 and $1.2 million for the nine months ended September 30, 1999, principally from Internet video services. Such revenues do not include revenues of TV1.de ("TV1") which provides Internet video services to European businesses, as TV1 is a less than majority-owned affiliate. iNEXTV currently anticipates that Internet video revenues will grow in the fourth quarter of 1999, but that revenues from advertising and e-commerce are not expected to become significant until the first quarter of 2000. The Company's two new websites, exbtv.com ("exbtv") and iStyleTV.com ("iStyleTV") which are expected to rely significantly on advertising and e-commerce revenues are not being launched until the fourth quarter of 1999. Additionally, AENTV's new programming, on which it will be primarily dependent for revenue, is not being introduced until the fourth quarter of 1999. Any significant delay in the launch of these web sites or new programming could materially affect the Company's Internet video operations (see Risk Factors).

    Data Systems' Mass Data Storage and Instrumentation Recorder Products. Sales of Data Systems' mass data storage products and instrumentation recorders and related after-market products increased to $11.5 million in the third quarter of 1999 compared to $9.8 million in the third quarter of 1998. For the first nine months of 1999 sales totaled $32.5 million, a decline from the comparable period in 1998 when sales of such products totaled $35.7 million. A significant portion of the Company's product sales reflects purchases by government agencies and defense contractors pursuant to federal government procurement programs. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies.

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

    Data Systems' Professional Video Recording and Other Products. As anticipated, sales of professional video recording products and all other products (consisting primarily of television after-market products) continued to decline to $2.2 million in the third quarter of 1999 from $2.9 million in the third quarter of 1998, and to $6.8 million in the first nine months of 1999 from $9.1 million in the first nine months of 1998. The Company anticipates a continuing reduction in the sale of television after-market products. The Company is presently seeking to position its mass data storage tape drives and library systems for use in digital storage archive applications of television broadcasters and cable stations.

    MicroNet Products. The Company has included the operations of MicroNet in its consolidated results of operations since its acquisition effective June 30, 1998. Sales of MicroNet products for the three months ended September 30, 1999 totaled $2.9 compared to $3.2 million for the three-month period ended September 30, 1998. For the nine months ended September 30, 1999 sales were $8.5 million. MicroNet sales levels have been affected by the decision to withdraw from lower performance product lines which historically accounted for the majority of sales and to refocus on higher performance disk-array products such as the DataDock 7000. The Company has developed a new generation of disk array (the Genesis product line) that offers substantially improved capacity, performance and features, such as fibre channel connectivity. These products have shipped in limited quantities in the nine-month period ended September 30, 1999. As a result, revenues for the three months ended September 30, 1999 increased over levels recorded for the quarters ended June 30, 1999, March 31, 1999 and December 31, 1998. The Company currently expects continued revenue growth for MicroNet in future periods.

    Gross Profit. Gross profit as a percentage of net sales decreased to 33.0% in the third quarter of 1999 from 33.6% in the third quarter of 1998, and to 34.5% in the first nine months of 1999 from 41.2% in the first nine months of 1998. The decline in the gross margin percentage in 1999 compared to 1998 reflects the inclusion of

MicroNet products that have lower margins than Data Systems' products, a lower proportion of instrumentation product sales which have higher gross profit margin than other sales, and an overall decline in sales volume that resulted in lower absorption of fixed manufacturing costs. The Company believes that sales of relatively high-margin instrumentation recorders will continue to be adversely affected by pressure on government agencies to further reduce spending. Accordingly, gross margins in future periods will continue to be adversely affected. Also, the Company may elect to use aggressive pricing as a marketing strategy to enter new markets for its storage products. While these efforts would be designed ultimately to increase revenues and profitability, they might reduce the gross margin percentage of net sales in future periods.

    Selling and Administrative Expenses. Selling and administrative expenses increased to $8.6 million in the third quarter of 1999 from $6.9 million in the third quarter of 1998, and to $21.3 million in the first nine months of 1999 from $17.0 million in the first nine months of 1998. For the three and nine months ended September 30, 1999, selling and administrative costs include MicroNet expenditures of $1.0 million and $3.1 million, respectively. In addition to costs incurred for the Internet video programming and site development discussed below, the Company's Internet video businesses incurred sales, marketing and administrative expenses totaling $4.0 million and $6.8 million for the three and nine months ended September 30, 1999, respectively. The Company anticipates that it will need to increase its sales and marketing efforts to increase sales at MicroNet due to its new product offerings in early 1999, and to bring together the necessary capabilities to build the Company's Internet video programming network.

    Internet Video Programming and Site Development. Internet video programming and site development costs represent costs incurred for services rendered to customers as well as costs incurred for the development of made for the Internet video programming and website hardware and software purchases in preparation for the launch of exbtv and iStyleTV. Such costs also include costs incurred by Ampex's Internet Technology Group to develop improved Internet video technology that will be used by iNEXTV and its affiliates. The Company anticipates that site development startup costs will decline in the first quarter of 2000, but that expenditures for program production, marketing and advertising will increase materially as the network expands.

    Research, Development and Engineering Expenses. Research, development and engineering expenses decreased to $2.4 million in the third quarter of 1999 from $2.9 million in the third quarter of 1998, and decreased to $7.2 million in the first nine months of 1999 from $9.1 million in the first nine months of 1998. The Company does not capitalize any RD&E expenditures. The majority of RD&E expenses in each of these periods was used to enhance the price/performance levels of Data Systems' mass data storage products, as well as to integrate its storage systems with various computer manufacturers' servers, workstations and other computer systems. The Company is also committed to investing in research, development and engineering programs which support iNEXTV's Internet video strategy.

    Royalty Income. Royalty income was $3.0 million and $2.2 million in the third quarters of 1999 and 1998, respectively and $16.1 million and $5.7 million in the first nine months of 1999 and 1998, respectively. The increase in royalty income in 1999 reflects royalty income of approximately $7.5 million representing the portion of royalties earned through the third quarter of 1999 from a previously disclosed long-term license agreement extending through the year 2001. The Company did not receive any long-term nonrecurring royalty payments in the first nine months of 1998. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional videotape recorders. The Company intends to pursue additional digital video recorder licensees. The Company is also assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. The Company recently notified certain manufactures of video game software that its force-feedback patents may be incorporated in their products. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company.

    Acquisition of In-process Research and Development. In connection with the acquisition of MicroNet, the independent appraisal of the in-process research and development resulted in the recording of a one-time $0.9 million charge in the second quarter of 1998.

    Amortization of Goodwill. In connection with the acquisition of MicroNet, TV onthe WEB and AENTV, the purchase price exceeded the fair value of the assets acquired and liabilities assumed, resulting in the recording of goodwill. Goodwill is being amortized on a straight-line basis over a three-to-five year period from the date of acquisition. Additional goodwill will be recognized if the Company exercises options to acquire controlling equity interest in its other Internet video affiliates. The rapid amortization policy results in material charges against operations and increased losses being recognized.

    Restructuring Charges. The charge of $2.5 million in the first nine months of 1998 was incurred in connection with the Company's relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and from a concurrent workforce reduction offset in part by a recovery on the cancellation of certain termination rights on sublet property ($0.3 million). The Company recorded a restructuring charge of $4.6 million in the second quarter of 1999. The charge was in connection with the Company's relocation of virtually all of its remaining manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent U.S. workforce reduction ($3.3 million), the wind down of its German subsidiary ($1.5 million) and was offset in part by a recovery on the cancellation of certain termination rights on a sublet property ($0.2 million). The Company believes these relocation and restructuring activities will result in material savings in manufacturing costs, selling and administrative costs and engineering costs.

    As of September 30, 1999, the Company had a remaining balance for accrued restructuring costs of $5.4 million. The Company will continue to evaluate the amount of accrued restructuring costs on a quarterly basis, and the Company may make adjustments in future periods if it determines that its actual obligations will differ significantly from the amounts accrued.

    Operating Loss. The Company incurred an operating loss of $6.2 million in the third quarter of 1999 and $5.6 million in the first nine months of 1999.
The operating loss was primarily due to the inclusion of the Company's Internet video activities and the restructuring charges of $4.6 million, offset in part by royalty income of approximately $7.5 million representing the portion of royalties earned through September 30, 1999 from a previously disclosed license agreement. The Company had an operating loss of $2.2 million in the third quarter of 1998 and $4.3 million in the first nine months of 1998. The 1998 operating loss was primarily due to a charge of $0.9 million for acquired in-process research and development pertaining to the MicroNet acquisition and the provision for restructuring of $2.5 million. The Company expects to make strategic acquisitions and build in-house capabilities relative to its Internet video strategy and expects these activities to require significant expenditures in 1999 and future periods that will result in material charges to goodwill amortization and that may result in consolidated net losses while the Company is building its Internet video programming network.

    Interest Expense. Interest expense, primarily due to the issuance of 12% Senior Notes due 2003 and warrants to purchase approximately 1.02 million shares of Common Stock in January and July 1998, was $1.4 million and $4.2 million for the three and nine months ended September 30, 1999, respectively and $1.4 million and $3.0 million for the three and nine months ended September 30, 1998, respectively.

    Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

    Interest Income. Interest income is earned on cash balances and short and long-term investments. For the three and nine months ended September 30, 1999 interest income was $0.7 and $2.1 million, respectively and for the three and nine months ended September 30, 1998 interest income was $0.8 million and $2.6 million, respectively.

The decline is due to a modest reduction in the cash and investment balances as well as the decline in interest rates for the comparable periods.

    Other (Income) Expense, Net. For the nine months ended September 30, 1999, other (income) expense includes a proportionate share of the net loss for the period the Company held a minority interest in TV onthe WEB and AENTV. For the three and nine months ended September 30, 1998, other (income) expense, net consists primarily of the foreign currency transaction gains and losses resulting from the Company's foreign operations.

    Provision for (Benefit of) Income Taxes. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company reversed $4.9 million and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. The Company was not required to include any material provision for U.S. Federal income tax in the comparable three and nine-month periods due to the utilization of net operating loss carryforwards and timing differences. The Company's international operations, which are conducted principally by its foreign subsidiaries, may have pretax foreign income and the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carryforwards are not deductible in computing such foreign taxes.

    Net Income(Loss). The Company reported a net loss of $10.3 million in the first nine months of 1999 compared to a net income of $9.9 million in the first nine months of 1998, primarily as a result of the factors discussed above under "Operating Income (Loss)" and "Provision for (Benefit of) Income Taxes."

    Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. On April 28, 1999, the Company agreed to exchange 40,000 shares of its Common Stock for 287 of its outstanding Redeemable Preferred Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Liquidity and Capital Resources

    Cash Flow. At September 30, 1999, the Company had cash and short-term investments of $48.7 million and working capital of $51.1 million. At December 31, 1998, the Company had cash and short-term investments of $62.6 million and working capital of $70.0 million. The change in cash and short-term investments in the 1999 period reflects the purchase of strategic investments in Internet video businesses and cash utilized in their operations of $17.9 million, cash used in the operations of MicroNet and Data Systems of $4.0 million and $1.7 million, respectively, offset by royalty income received of $12.1 million. Overall, the Company's operating activities utilized cash of $6.8 million during the first nine months of 1999 and utilized cash of $14.6 million during the first nine months of 1998.

    The Company has announced that it is building an international Internet video network, iNEXTV. In the first quarter of 1999, the Company purchased minority investments in TV onthe WEB and AENTV. In May and July 1999, respectively, the Company purchased a majority interest in TV onthe WEB and AENTV. In July 1999, the Company acquired a minority interest in Executive Branch Webcasting Corporation and in September 1999, the Company acquired a minority interest in TV1 Internet Television of Munich, Germany. The Company has built in-house Internet video production and distribution facilities in Los Angeles and is constructing new facilities into which its present New York City operations will relocate in early 2000. The Company also anticipates constructing Internet video facilities in Berlin, Germany in 2000. There can be no assurance that the Company will generate material revenues from its Internet businesses. The Company believes that its Internet businesses will incur significant production, distribution and marketing expenses to build content and presence, which will utilize cash resources. The Company may seek to raise additional equity capital in the private or public markets to finance the expansion of its Internet video business. The Company may also consider selling certain of its assets or operations to raise additional capital for its Internet businesses and to reduce indebtedness. Such financing efforts, if any, would be supplemental to its existing working capital resources which the Company believes are sufficient to fund capital additions, operating expenditures and debt service obligations of the Company and its subsidiaries through at least 2000.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At September 30, 1999, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. At September 30, 1998, the Company had borrowings outstanding of $1.3 million and had letters of credit issued against the facility totaling $1.1 million. In addition, the Company's subsidiaries have bank term loans and notes payable to minority shareholders totaling $2.3 million at September 30, 1999.

     Financing Transactions. At December 31, 1997, the Company became required to redeem the 69,970 outstanding shares of its 8% Noncumulative Preferred Stock with an aggregate liquidation value of $70.0 million (the "Old Preferred Stock"), to the extent of funds legally available therefore (generally, the excess of the value of assets over liabilities) at the redemption price of $1,000 per share. Pursuant to an agreement in the second quarter of 1998, the Company completed the redemption of the Old Preferred Stock in exchange for the following securities (a) 3,000,000 shares of its Common Stock, par value $0.01 per share; (b) 10,000 shares of a new series of 8% Noncumulative Convertible Preferred Stock, par value $1.00, with an aggregate liquidation value of $20.0 million (the "Convertible Preferred Stock"); and (c) 21,859 shares of a new series of 8% Noncumulative Redeemable Preferred Stock, par value $1.00 per share, with an aggregate liquidation value of $43.7 million (the "Redeemable Preferred Stock").

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the nine months ended September 30, 1999, the holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the nine months ended September 30, 1999, the Company issued 715,228 shares of its Common Stock to satisfy the $1.5 million quarterly redemption requirement. The Company is obligated to redeem approximately $4.7 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through September 30, 2000. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

     In January 1998, the Company issued $30.0 million of its 12% Senior Notes, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the end of the second quarter of 1998, the Company issued an additional $14.0 million of 12% Senior Notes. As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations increased significantly from prior levels. The Company has wide discretion as to how the debt proceeds may be invested, including for acquisitions of and investments in new businesses. Any such investments or acquisitions, if made, are not expected to pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. In order to minimize the difference between the interest the Company currently receives on its investments and the interest payable on the Senior Notes, the Company has invested $3.0 million at September 30, 1999, in securities with higher yields, longer terms or lower credit quality. The Company may also engage in various transactions in derivative securities. Investments in any securities could expose the Company to a risk of trading losses due to market or interest rate fluctuations or other factors that are not within the Company's control. The Indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

Readiness for Year 2000

     Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two-digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in just under three months the Systems used by many companies may need to be modified to comply with year 2000 requirements. Ampex relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. Ampex also relies on the external Systems of its suppliers and other organizations with which it does business.

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

     System                                            Status
     ------                                            ------

Manufacturing Control and Financial Systems  The manufacturing control and financial control and reporting
                                             systems have been upgraded, tested
                                             and are compliant. The hardware
                                             that operates both the financial
                                             and manufacturing systems along
                                             with the operating system has been
                                             successfully implemented and is now
                                             compliant.

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

Third-Party Vendors                          The Company has sent questionnaires
                                             to third-party vendors upon whom it
                                             relies for various parts,
                                             components and other product-
                                             related material. To date no
                                             material noncompliance issues have
                                             been identified, and we have
                                             determined that all critical
                                             vendors are compliant, and thus we
                                             do not anticipate any negative
                                             impact on the Company's business.

     The cost for the Company to become Year 2000 compliant is approximately $400,000, with an estimated $40,000 yet to be expended in the fourth quarter of 1999.

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

Risk Factors

Risk of Increased Leverage

     As of September 30, 1999, Ampex had outstanding approximately $46.3 million of total borrowings, which includes $44.0 million principal amount of 12% Senior Notes due 2003 and $2.3 million of subsidiary indebtedness. The Company has invested a portion of the proceeds from the Senior Notes in its MicroNet and iNEXTV subsidiaries and for general corporate purposes. The Company has invested a portion of the balance of these proceeds in government securities and, in order to realize yields approaching the interest rate on the Senior Notes, from time-to-time has invested in high-yield mutual funds and corporate securities, some of which have longer terms and lower credit quality than U.S. government securities. The Company may also engage in various transactions in derivative securities although it has not done so to date.

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

     Ampex expects that cash balances and cash flow from operations will be sufficient to fund anticipated operating expenses, capital expenditures and debt service requirements as they become due, at least through 2000. There can be no assurance, however, that the amounts available from these sources will be sufficient for such purposes in future periods. The Company may also seek to raise additional equity capital in the private or public markets to finance the expansion of its Internet video businesses. No assurance can be given that additional sources of funding will be available if required or, if available, will be on satisfactory terms. If Ampex cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing Ampex's indebtedness. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Senior
Note Indenture.

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

     In response to declining sales of these products, Ampex has been seeking to expand its products and services, including acquisitions. Ampex has also instituted, and will continue to implement, cost reduction programs. However, there can be no assurance that any of these strategies will be successful, or that Ampex will be able to reverse recent sales declines.

     Ampex has incurred losses in the first nine months of 1999 and due to its Internet video programming activities, promotion expenditures and amortization of goodwill of acquired businesses, the Company expects such losses to increase in the fourth quarter of 1999.

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

     Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with Ampex and/or each other's operations. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex may make investments in companies in which it has less than a 100% interest. Such investments involve additional risks, including the risk that Ampex may not be in a position to control the management or policies of such entities, and risks of potential conflicts with other investors. Ampex has invested in companies that are in the early stage of development and may be expected to incur substantial losses. Ampex's financial resources may not be sufficient to fund the operations of such companies. Accordingly, there can be no assurance that any acquisitions or investments that Ampex has made, or may make in the future, will result in any return, or as to the timing of any return and Ampex could lose all or a substantial portion of its investments.

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

     . market acceptance of streaming media technology, which is currently of lower quality than television or radio broadcasts, is subject to congestion and interruptions on the Internet, and requires specialized software, technical expertise and increased bandwidth;

     . dependence upon the continued acceptance and growth of the Internet as a medium for advertising and e-commerce, and upon iNEXTV's ability to generate advertising revenues and, in future periods, to sell goods and services over the Internet;

     . dependence upon timely delivery and integration of web site software and hardware purchased from third parties in order to achieve planned launch dates for its exbtv.com and iStyleTV.com websites.

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

     . the ability of Ampex to transfer to iNEXTV and its affiliates audio or video technology for Internet-based applications;

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

Competition

     Data Systems encounters significant competition in all its product markets. Many of its competitors have greater resources and access to capital than the Company. In the mass data storage market, Data Systems competes with a number of well-established competitors such as IBM, Storage Technology, Exabyte and Quantum, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. For example, Sony has entered this market with storage products based on its video recording technology. In addition, price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Data Systems' DST products.

     In the instrumentation market, Data Systems competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony, Loral Data Systems, Datatape and Metrum. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined.

     MicroNet's competitors include both large companies such as EMC, Data General and IBM and other small system integrators. There is no assurance that MicroNet will be able to compete successfully in these markets in the future.

     The market for Internet products and services is highly competitive and characterized by multiple competitors and low barriers to entry. Ampex is attempting to develop improvements in video quality in order to differentiate itself from its competitors. However, other companies may develop competing technology and Ampex may be unable to obtain patent or other protection for its Internet video technology. In addition, the market for Internet advertising and electronic commerce, upon which iNEXTV's Internet operations will be partially dependent to achieve ultimate profitability, is intensely competitive and the Company believes that competition in this field will intensify.

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

Anti-Takeover Consequences of Certain Governing Instruments

     Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which had an aggregate liquidation value of approximately $43.9 million at September 30, 1999, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex.

     The Company also holds certain promissory notes issued by the Chief Executive Officer, Edward J. Bramson, and his designees. As of September 30, 1999, the unpaid principal amount of these notes totaled $3.0 million. In September 1998, the Company entered into two agreements which provided that, in the event of a change in control (as defined in these agreements), Mr. Bramson will have the right to surrender the 800,000 shares of Common Stock currently securing the notes in exchange for the full release and cancellation of any claims by the Company for repayment of the notes, and the return of the notes and cash payments previously paid by him for those shares, without interest.

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

Readiness for Year 2000

     Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in just under three months the Systems used by many companies may need to be modified to comply with year 2000 requirements. Ampex relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. Ampex also relies on the external Systems of its suppliers and other organizations with which it does business. Based on a review of its Systems and the nature of the corrections needed to make the Systems compliant, the Company believes there is minimal risk that the Systems will be non-compliant on January 1, 2000. However, despite the efforts thus far to address the year 2000 impact, the Company cannot guarantee that all internal and external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change to the disclosure made in the 1998 Form 10-K.

                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the company's financial condition, results of operations or cash flows.

     In response to a lawsuit filed by the Company against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi") and which has been finally resolved as previously reported, Mitsubishi filed a lawsuit against Ampex, alleging patent infringement by certain Ampex video and data recorder products. In 1997, the U.S. District Court for the Central District of California determined that Ampex has no liability to Mitsubishi patents, and Mitsubishi appealed to the Court of Appeals for the Federal Circuit. On August 30, 1999, the Court of Appeals affirmed the judgment in favor of Ampex. Mitsubishi requested reconsideration, which has been denied by the Court.

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

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 1999, the Company had an accrued liability of $1.8 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the nine months ended September 30, 1999, the holders of 8,115 shares of the Company's outstanding 8% Noncumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted such shares into a total of 4,057,500 shares of the Company's Class A Common Stock pursuant to the conversion right contained in the Convertible Preferred Stock. For the nine months ended September 30, 1999, holders of 1,788 shares of Redeemable Preferred Stock exchanged their holdings into 755,228 shares of Common Stock. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such conversion or exchange. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in
Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.     OTHER INFORMATION

     Not applicable.

ITEM 6(a).  EXHIBITS

     The Exhibits to this Quarterly Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

ITEM 6(b).  REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMPEX CORPORATION


Date:  November 15, 1999            /s/ EDWARD J. BRAMSON
                                    ---------------------------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer



Date:  November 15, 1999            /s/ CRAIG L. McKIBBEN
                                    ---------------------------------------
                                    Craig L. McKibben
                                    Vice President, Chief Financial Officer and
                                    Treasurer

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                              September 30, 1999

                                 EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

  27.1*   Financial Data Schedule.

* Filed Herewith.