Form 10-K
period 1999-12-31
AMPEX CORP /DE/
filed 2000-03-30
CIK 887433

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to _________
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of January 28, 2000 was approximately $166,667,235, based on a price of $3.50 per share, which was the closing price of the Registrant's Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of common stock outstanding.

As of January 28, 2000 there were 56,324,384 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                                AMPEX CORPORATION

                                    FORM 10-K

                          Year Ended December 31, 1999

                                      INDEX

                                                                           Page
                                                                           ----

PART I                                                                         1

ITEM 1.   BUSINESS                                                             1
ITEM 2.   PROPERTIES                                                          18
ITEM 3.   LEGAL PROCEEDINGS                                                   19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19
ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT                                20

PART II                                                                       21

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                              21
ITEM 6.   SELECTED FINANCIAL DATA                                             21
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                              21
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                                28
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         29
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                              29

PART III                                                                      29

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                     29
ITEM 11.  EXECUTIVE COMPENSATION                                              29
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                       29
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      30

PART IV                                                                       30

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K                                              30
          SIGNATURES AND POWER OF ATTORNEY                                    36

                                     PART I

ITEM 1. BUSINESS

Introduction

      Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. The Company has traditionally specialized in the development and manufacture of high performance recording products used for the acquisition and processing of data and for the storage of mass computer data, especially images. Recently, in order to capitalize on its expertise and technology in digital video, Ampex has been focusing on the development and expansion of its Internet video businesses, through internal projects, acquisitions and strategic investments, which in 1999 it consolidated in its subsidiary, iNEXTV Corporation ("iNEXTV"). Ampex is seeking to leverage its significant experience in digital video processing to become a major provider of Internet video programming services and technology.

      During its 56-year history, Ampex has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images, certain of which it has elected to patent or seek to patent. Ampex currently holds approximately 1,000 patents and patent applications covering digital image-processing and recording technology, and has licensed its patents, primarily for use in videocassette recorders and other consumer products. In the years 1994 through 1999, the Company's licensing income averaged $15 million per year. However, royalty income has fluctuated materially from year to year, and there can be no assurance that the Company will continue to generate comparable levels of royalty income in future periods.

      The Company's Internet video businesses are conducted primarily through its iNEXTV subsidiary, which manages the Company's Internet operations, and its Internet Technology Group ("ITG"), which was organized to conduct the research, development and engineering of products and services for the Internet. The iNEXTV network currently includes: Alternative Entertainment Network, Inc. (" AENTV" or "AENTV.com"), a provider of on-demand streaming video sites about the entertainment industry; EXBTV.com, a producer and netcaster of original Internet programming, covering the executive branch of the U.S. government; TV onthe WEB, Inc. ("TV on the WEB" or "TVontheWEB.com"), a leading provider of webcasting and other Internet video services; and TV1 Internet Television ("TV1" or "TV1.de"), one of the leading European webcasters. Ampex's Internet operations are at an early stage of development, and have not yet produced significant revenues. Accordingly, these operations involve a material risk of loss, and can be expected to be unprofitable for a substantial period of time. See "Risk Factors
- Risks Associated with iNEXTV and Internet Video Strategy" and "Risk of Continuing Losses."

      Ampex also owns MicroNet Technology, Inc. ("MicroNet"), which manufactures disk arrays and related storage products for image-based markets, such as the video and commercial pre-press markets. MicroNet's principal disk storage products include its DataDock and Genesis disk array systems.

      In February 2000, in order to focus more sharply on its Internet business, Ampex announced plans to sell Ampex Data Systems Corporation ("Data Systems" or "ADSC"), a subsidiary engaged in the manufacture and sale of high performance mass data storage and instrumentation recorders and systems. Data Systems products are sold primarily for use in the television broadcast and government markets. The Company has not yet entered into a contract to sell Data Systems, and there can be no assurance that a contract will be entered into or as to the terms or timing of any sale. Pending consummation of a sale, and in accordance with generally accepted accounting principles, the Company has accounted for ADSC's operations as a discontinued business as of December 31, 1999 and for each of the years then ended. See "Business Held for Disposition" and "Risk of Proposed Sale of Data Systems, " below. Following the planned sale of Data Systems, Ampex's principal products will be the MicroNet products, and its principal business operations will be conducted by iNEXTV, ITG and MicroNet.

      The Company was incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to "Ampex" or the "Company" include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. The principal executive offices of the Company are located at 500 Broadway, Redwood City, California 94063, and its telephone number is (650) 367-2011. The Company's Class A Common Stock is traded on the American Stock Exchange under the symbol "AXC".

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

Risk Factors

Risk of Continuing Losses

      Ampex has incurred significant operating and net losses in its 1999 fiscal year, primarily due to its Internet video programming activities, promotional expenses and amortization of goodwill of acquired businesses. The Company also incurred certain interest expenses and additional losses from its discontinued operations. Total revenues were not sufficient to offset these items. Although the Company expects that its Internet video revenues will grow in future periods, there can be no assurance that such revenues will be sufficient to offset similar expenses and/or losses that may be incurred in such periods, or that such items will not increase. The Company may be required to incur additional indebtedness in connection with future acquisitions or its Internet expansion plans, which could increase future interest expenses, and may be unable to consummate the sale of Data Systems, which has experienced and is expected to continue to experience declining product sales. In addition, the Company cannot predict the amount of licensing royalties that it may recognize in future periods. Accordingly, the Company expects operating and net losses to continue at least for the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, " below, and the other Risk Factors included in this section.

Risks Associated with iNEXTV and Internet Video Strategy

      The Company's Internet subsidiary, iNEXTV, was formed in mid-1999, and has not yet generated any material advertising or sales revenues. The business and prospects of iNEXTV, and the Company's Internet video strategy in general, are subject to the risks and uncertainties typical of companies in the early stages of development, particularly in new and rapidly evolving markets such as those for Internet content, advertising and electronic commerce (e-commerce). The development of iNEXTV and the implementation of the Company's strategy to expand its Internet video businesses involve special risks and uncertainties, including but not limited to the following:

      . the ability of iNEXTV and its affiliates to identify, produce or acquire and deliver compelling, quality video programming over the Internet that appeals to its target audiences;

      . the ability of iNEXTV and its affiliates to obtain and manage key employees and other resources for growth from their present size and to become profitable;

      . market acceptance of streaming media technology, which is currently of lower quality than television or radio broadcasts, is subject to congestion and interruptions on the Internet, and requires specialized software, technical expertise and increased bandwidth;

      . dependence upon the continued acceptance and growth of the Internet as a significant medium for advertising and e-commerce, and upon iNEXTV's ability to generate advertising revenues and, in future periods, to sell goods and services over the Internet;

      . the ability of iNEXTV and its affiliates to attract and retain sponsors and advertisers, content developers and other key partners necessary to make its websites viable;

      . dependence upon timely delivery and integration of website software and hardware purchased from third parties used in its EXBTV.com and iSTYLETV.com websites;

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

      . the ability of Ampex to innovate, upgrade and transfer to iNEXTV and its affiliates audio or video technology for Internet-based applications;

      . competition among Internet broadcasters and providers of products and services for users, advertisers, content and new products and services;

      . uncertainty about the adoption and application of new laws, proposed taxation and government regulations relating to Internet businesses, which could slow Internet growth, adversely affect the viability of e-commerce, expose iNEXTV to potential liabilities or negative criticism for mishandling customer security or user privacy concerns or otherwise adversely affect its Internet businesses;

      . the ability to obtain licenses of intellectual property developed by others that affect Internet usage. Intellectual property claims against the Company could be costly and could result in the loss of significant rights;

      . the ability to expand successfully in the European or other foreign markets, which is likely to be subject to cultural and language barriers, different regulatory environments, currency exchange rate fluctuations and other difficulties relating to managing foreign operations; and

      . likelihood of continued and significant expenses resulting in material losses in future periods, which could negatively affect the price of the Company's securities and require it to seek additional capital which may not be available on satisfactory terms, or at all.

Risks Associated with Acquisition Strategy

      In order to expand Ampex's products and services, Ampex has made, and may continue to make, acquisitions of, and/or investments in, other business entities, including businesses involved in both producing and distributing Internet video programming. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. In order to pay for future acquisitions or investments, Ampex may have to:

      . issue additional equity securities of the Company or a subsidiary, which would dilute the ownership interest of existing Ampex stockholders;

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

Risk of Proposed Sale of Data Systems

      The Company recently announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications, and the Company has accounted for this subsidiary's operations as a discontinued business effective with its fiscal 1999 financial statements. Although the Company has engaged a financial advisory firm and has had preliminary discussions related to the proposed sale, at the date of this Report the Company had not entered into any definitive agreement of sale, and there can be no assurance that the Company will be able to consummate a sale, or as to the terms or timing of any sale, if consummated. Ampex intends to use the proceeds of the proposed sale to expand its Internet video operations through its iNEXTV subsidiary and other Internet activities, and to retire debt. However, there can be no assurance that any such proceeds will be sufficient to do so, or to offset any potential losses that may be attributable to iNEXTV or other Company operations. See "Risks Associated with iNEXTV and Internet Video Strategy," above. In addition, if the proposed sale is consummated, Ampex may retain certain liabilities associated with Data Systems' prior operations, including pension benefit obligations, environmental liabilities and indemnification obligations customarily contained in sale agreements.

Risk of Leverage

      As of December 31, 1999, Ampex had outstanding approximately $45.3 million of total borrowings, which included $44.0 million principal amount of 12% Senior Notes due 2003 and $1.3 million of subsidiary indebtedness. The Company has invested a portion of the proceeds from the Senior Notes in its MicroNet and iNEXTV subsidiaries and for general corporate purposes. The Company has invested a portion of the balance of these proceeds in government securities and, in order to realize yields approaching the interest rate on the Senior Notes, from time to time has invested in high-yield mutual funds and corporate securities, some of which have longer terms and lower credit quality than U.S. government securities. The Company may also engage in various transactions in derivative securities although it has not done so to date. As discussed above, the Company hopes to use a portion of the proceeds from the planned sale of Data Systems to reduce its indebtedness. However, there can be no assurance that the Company will be able to consummate the sale or, if consummated, that the Company will realize proceeds that it determines are available for such repayment.

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

      Ampex expects that cash balances and cash flow from operations will be sufficient to fund anticipated operating expenses, capital expenditures and debt service requirements as they become due, at least through 2000. There can be no assurance, however, that the amounts available from these sources will be sufficient for such purposes in future periods. The Company may also seek to raise additional equity capital in the private or public markets to finance the expansion of its Internet video businesses. No assurance can be given that additional sources of funding will be available if required or, if available, will be on satisfactory terms. If Ampex cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling additional assets, restructuring or refinancing Ampex's indebtedness. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Senior
Note Indenture, if applicable.

Fluctuations in Royalty Income

      Ampex's results of operations in certain prior periods reflect the receipt of significant royalty income, including material nonrecurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is not possible to predict the amount of royalty income Ampex will receive in the future. Royalty income has historically fluctuated widely due to a number of factors that Ampex cannot predict, such as the extent to which third parties use its patented technology, the extent to which it must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As the Company expands its Internet video businesses, the significance of its royalty income, relative to operating income, is expected to increase until those businesses become profitable.

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

Rapid Technological Change and Risks of New Product and Services Development

      All the industries and markets from which Ampex derives revenues, directly or through its licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades, services and patentable technology. This has required, and will continue to require, that Ampex spend substantial amounts for the research, development and engineering of new products and advances to existing products and, with respect to the Company's Internet operations, new content and services. No assurance can be given that Ampex's existing products, services and technologies will not become obsolete or that any new products, services or technologies will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material and adverse effect on the Company's sales and results of operations in the future. The development and introduction of new technologies, services and products are subject to inherent technical and market risks, and there can be no assurance that Ampex will be successful in this regard.

      In 1999, MicroNet changed the mix of its products to focus on its high-end products, some of which it recently introduced or expects to introduce later this year. Although the Company believes that these products will be well received, there is no guarantee that they will be introduced on a timely basis or will achieve significant market share or generate significant sales revenues. To the extent that MicroNet fails to improve its profitability, the Company will be required to devote resources (including management's time and attention) to MicroNet that would otherwise be available for the expansion of the Company's Internet video businesses.

Competition

      The market for Internet products and services is highly competitive and characterized by multiple competitors and low barriers to entry. Ampex is attempting to develop improvements in video quality in order to differentiate itself from its competitors. However, other companies may develop competing technologies and Ampex may be unable to obtain patent or other protection for its Internet video technology. In addition, the market for Internet advertising and electronic commerce, upon which iNEXTV's Internet operations will be partially dependent to achieve ultimate profitability, is intensely competitive and the Company believes that competition in this field will intensify.

      MicroNet's competitors include large companies such as EMC, Data General and IBM and other small system integrators, many of which are more established and have greater resources than MicroNet. There is no assurance that MicroNet will be able to compete successfully in these markets in the future.

Dependence on Certain Suppliers

      Ampex purchases certain components from a single domestic or foreign manufacturer for use in its disk arrays and other manufactured products. Significant delays in deliveries or defects in such components have adversely affect Ampex's manufacturing operations, pending qualification of an alternative supplier. In addition, Ampex produces highly engineered products in relatively small quantities. As a result, Ampex's ability to cause suppliers to continue production of certain products on which it may depend may be limited. Ampex does not generally enter into long-term raw materials or components supply contracts.

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

      The expansion of iNEXTV's European operations, which are conducted primarily through TV1, may generate advertising and sales revenues in future periods, although the Company has not recognized any material revenue to date. The European operations of iNEXTV are expected to be subject to certain risks and uncertainties, as set forth under the caption "Risks Associated with iNEXTV and Internet Video Strategy. "

      In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. Some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized. As a result, companies operating or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro. Ampex is currently assessing the effect the introduction of the Euro will have on its internal accounting systems and the potential sales of its products. Ampex will take appropriate corrective actions based on the results of such assessment. Ampex has not yet determined the costs related to addressing this issue. This issue is not expected to have a material adverse affect on Ampex's business.

Volatility of Stock Price

      The trading price of Ampex's Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

      .     quarterly fluctuations in operating results;

      . announcements of acquisitions, Internet developments or new product introductions by Ampex or its competitors;

      . reports and predictions concerning the Company by analysts and other members of the media;

      . issuances of substantial amounts of Common Stock in order to redeem outstanding shares of its Preferred Stock, or otherwise; and

      . fluctuations in trading volume of the Company's Common Stock, and general economic or market conditions.

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

Dependence on Key Personnel

      Ampex is highly dependent on its management. Ampex's success depends upon the availability and performance of key executive officers and directors. Except for certain employees of its Internet affiliates, the Company has not entered into employment agreements with its key employees, and the loss of the services of key persons could have a material adverse effect upon Ampex. The Company does not maintain key man life insurance on any of these individuals.

Anti-Takeover Consequences of Certain Governing Instruments

      Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $38.6 million at December 31, 1999, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex.

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

Year 2000 Risks

      Year 2000 problems could interfere with Ampex's business. Many software programs may not recognize calendar dates beginning in Year 2000. This problem could cause computers or machines that utilize date dependent software either to shut down or provide incorrect information. As of the date of this annual report, Ampex has not experienced any material Year 2000 problems. However, if Ampex or any other company that it conducts business with fails to mitigate internal or external Year 2000 risks, Ampex may temporarily be unable to engage in business activities, which could materially harm its business and impair the value of Ampex Common Stock.

Description of Continuing Business Operations

      The Company's current operations consist principally of its iNEXTV Internet operations, including its Internet Technology Group; its technology licensing activities; and its MicroNet disk storage business. The operations of Data Systems, which is being held for sale and is accounted for as a discontinued business effective with the Company's December 31, 1999 financial statements, consist of Data System's mass data storage and instrumentation businesses. If the Company completes the planned sale of Data Systems, it can be anticipated that the Company's historical mix will change significantly, with an increasing emphasis on its video-based Internet businesses. There can be no assurance that the Company's Internet business strategy will be successful. Ampex's Internet operations are at an early stage of development, and have not yet produced significant revenues. Accordingly, these operations involve a material risk of loss, and can be expected to be unprofitable for a substantial period of time. See "Risk Factors - Risks Associated with iNEXTV and Internet Video Strategy."

      The information with respect to total revenues, income (loss) from continuing operations before income taxes, gain (loss) on business held for disposition and identifiable assets of the Registrant's industry segments and operations outside the United States is contained in the Notes to Consolidated Financial Statements captioned "Segment Reporting" and "Foreign Operations" on pages F-26 to F-28 of the Company's 1999 Consolidated Financial Statements.

Internet Operations

      The Company's Internet operations are conducted primarily through its wholly-owned subsidiary, iNEXTV, which the Company organized in 1999. The mission of iNEXTV is to be a leading provider of streaming video content designed for the Internet, to deliver webcasting and other services on behalf of other business and corporate websites and to continue to innovate new technologies that enhance the viewing experience of video on the Internet.

      The iNEXTV network of content and service oriented websites currently includes: AENTV.com, a provider of on-demand streaming video about the entertainment industry; EXBTV.com, a producer and netcaster of original Internet programming, covering the executive branch of the U.S. government; iSTYLE.com, which provides video programming for affluent Internet users; TVontheWEB.com, a leading provider of Internet video services; and TV1.de, one of Europe's leading webcasters. The Company's Internet operations are at an early stage of development and have not yet produced significant revenues.

      In order to expand its Internet network, Ampex may make additional acquisitions of and/or investments in other Internet businesses or websites. The Company's strategy has typically been to make an initial investment in a potential acquisition candidate, with options to increase its investment or to acquire control at a future time, affording the Company the opportunity to evaluate the risks and merits of a further investment. See Note 3 of Notes to Consolidated Financial Statements. Nevertheless, such acquisitions and investments involve numerous risks and uncertainties, including difficulties in integrating acquired entities into the Ampex Internet operation, potential conflicts with other shareholders, and where Ampex acquires a minority interest, risks of the inability to control the management and policies of such entities. See "Risk Factors - Risks Associated with Acquisition Strategy."

      Ampex is not currently engaged in negotiating any material Internet or other acquisitions. However, it may elect to increase its investments in one or more of its existing acquired businesses, and intends to actively review investment opportunities that may be presented. There can be no assurance that any acquisitions or investments that Ampex has made, or in the future may make, will be successful or will not incur a partial or complete loss.

Internet Video Programming

      The Company believes that there will be a growing demand for targeted video programming to be delivered over the Internet. Accordingly, a substantial portion of the Company's Internet activities are involved in developing such content. The increase in demand for Internet video programming results from Internet infrastructure enhancements, and from the deployment of DSL and cable modems that greatly increase the speed by which information can be delivered over the Internet and into the home or business. The Company believes that programming that was initially developed for broadcast or cable television and that has been repackaged for delivery over the Internet will not effectively satisfy the demand for Internet video programming. The picture quality of streaming video over the Internet will not, in the near term, equal that of television or movies. Traditional media programming does not address the user's need for highly tailored and individualized information nor the user's desire to interact and socialize with the medium. Instead, the Company believes that a significant portion of the demand for Internet video content will be satisfied by companies that develop programming that is specifically designed for the Internet.

      Currently, Internet video is subject to inferior picture quality and size compared to television as well as frequent service interruptions. However, the Company believes that the user will still seek the richness of an audio/video experience over the Internet if the content is properly designed. The Company's Internet video programming blends text, graphics, audio and interactivity together with video. Video is used selectively first to capture an audience, and then to inform, to persuade and to sell them in the way that sight, sound and motion do best. The video component of made-for-the-Internet programming constitutes a smaller portion of the overall experience than the video component in made-for-television programming. Small screen size, delivery interruptions and a nearly infinite number of program choices require that video for the Internet be short in length, frequently updated, timely, easily navigated, interactive and targeted. The Company also believes that the increasing deployment of broadband will improve the video experience of a growing number of web users.

      In addition to investing in multiple strategic partnerships and wholly-owned operations that produce streaming video content as discussed above, the Company hopes to gain greater scale economies by working with independent content developers and other content partners. The Company has built or is building production facilities in New York City, Reston, Virginia, Washington, DC, Los Angeles and Berlin, Germany that it intends to make available to its content partners in order to facilitate the acquisition of Internet video content on a cost-effective basis. The Company believes that independent content developers often best understand a unique audience segment and can develop programming that targets this audience most effectively and uniquely. The Company also believes that its content partners will be well-recognized media businesses that, as partners with the Company, seek to extend their brands and editorial capabilities to this new distribution medium. The Company's strategy is to obtain access to such programming on a revenue- or equity-sharing basis.

      Internet Services. The Company believes that business and other corporate websites will increasingly look to webcasting as a tool to rapidly and effectively communicate new developments to employees, customers and other stakeholders. The Company's affiliates, TV onthe Web and TV1, are well recognized in their respective markets for the delivery of professionally produced webcasts. They have established strategic partnerships with several Internet Service Providers and are the webcaster of choice in their markets. These affiliates differentiate their service offerings by providing creative program and design services in addition to video production, encoding, hosting and webcasting services. iNEXTV utilizes a combination of in-house production, design and engineering personnel as well as independent contractors to deliver these services.

      Internet Technology Group. Ampex has developed technologies for making electronic sound and pictures for the television broadcast market over several decades. The Company has a thorough understanding of digital time-base correction, digital filtering and image compression that are key enabling technologies that support Internet streaming media. The Company's Internet Technology Group is responsible for developing products and services to enhance the Internet video viewing experience.

      In the fourth quarter of 1999, the Company introduced the first generation of its improved streaming video technology in certain programming shown on EXBTV.com. These enhancements enable the Company's programming to be clearer and flow more smoothly than competitors' video programming. The Company believes that these improvements also permit the Company to increase the area of its video window by 80% compared to standard player software.

      The Company's Internet strategy is dependent, in part, upon the ITG's ability to continue to develop improved technologies for streaming video applications. The Company regards its internally developed Internet technology as proprietary and attempts to protect it primarily with patents, copyrights, and contractual obligations of confidentiality, regarding its trade secrets. The Company does not currently hold any patents on its Internet technologies. However, the Company has filed a patent application in the U.S. Patent & Trademark office and may seek to file in the United States and foreign countries additional patent applications with respect to technologies, such as enhancements of picture clarity of Internet video content, that it may develop in the future. There can be no assurance that the Company would be granted any patents for such technology if developed or, if granted, that it would result in any substantial competitive advantage over competing technologies. In addition, the Company's Internet technologies could be claimed to conflict with or infringe the proprietary rights of others, which could result in litigation and the Company's being required to seek a license to use those proprietary assets. The Company is not currently involved in any material conflict with any third party concerning patented or proprietary Internet technology rights.

      Internet Video Markets. Today, the proportion of websites that include video content is relatively small. Those that incorporate video are primarily websites affiliated with television and cable networks that repurpose clips of their news and other video feeds. There also exists a limited number of companies that are developing Internet video programming that is tailored to appeal to specific demographic groups, believed not to be served by broadcast or cable programming. In the near future, the Company believes that video content will be included in an increasing number of websites of corporations, not-for-profit agencies and other organizations that seek to enhance communications beyond that currently provided by traditional text and graphics-based content. Also, the Company believes that most Internet portals will provide access to more video programming in order to continue to attract a large number of viewers to its sites, especially those that have broadband access. Lastly, the Company believes that there will be an increasing numbers of websites that are dedicated to the delivery of video programming along specific targeted demographics, where the business model is dependent upon advertising and sponsorship revenues and fees from e-commerce activity.

      The Company intends to syndicate to Internet portals and to certain other destination websites, certain of its video programming. For example, AENTV.com is producing timely news programming about the entertainment industry in conjunction with the "Hollywood Reporter" and "Billboard Magazine", which it intends to syndicate.

      EXBTV.com produces daily "live" and on demand webcasts of press conferences and Committee hearings from the White House and several Federal agencies. This programming is targeted toward businesses and enterprises that are regulated or otherwise strongly affected by government policy. iSTYLETV.com is developing "life style" programming about high end personal interests of affluent individuals, including Classic Cars, Travel, Fashion and others.

      The Company's TV onthe WEB operation in Reston, Virginia provides national webcasting, web-serving and Internet video program production for a variety of corporations, not-for-profit organizations and other business entities.

      The Company's strategy with EXBTV.com and iSTYLETV.com is to grow revenues from Internet video advertising, sponsorships and e-commerce partnerships. Advertising on the Internet is in its early development. Industry sources estimate that Internet advertising in 1999 totaled approximately $3 billion, out of total U.S. advertising in excess of $200 billion. However, by 2004, these sources estimate that Internet advertising will exceed $20 billion and represent nearly 7% of total U.S. advertising.

      Advertising on the Internet is currently conducted primarily through banner ads and sponsorships. Together, they accounted for over 90% of all on-line advertising in 1998. The advertising community recognizes that banner ads lack the impact of traditional sophisticated media. As bandwidth into the home increases, advertisers will be able to become more creative and advertisements may begin to look more like television advertising, though more tailored for the audience being targeted. The Company believes the advent and development of enhanced streaming video content will logically be supported by the growth in sophisticated advertising.

      The Company's EXBTV.com and iSTYLE.com websites have only recently become operational. The Company intends to incur substantial marketing and promotional expenditures to attract users to its video websites. The Company believes that will begin to attract a growing advertiser clientele and begin to generate e-commerce activity through these sites when they demonstrate significant viewership. However, material advertising and e-commerce revenues are not expected to be obtained for the next several fiscal quarters. Accordingly, the Company anticipates that its Internet operations will generate material losses for the foreseeable future.

      Depending on the Company's financial resources and access to additional capital, the Company may seek to take equity positions in companies that have unique Internet video content, technology or other attributes. By providing infrastructure support in production, sales and marketing and technology, the Company believes that it can accelerate access to the public capital markets for these companies. The Company may seek to make public or private offerings of the securities of one or more of its affiliates, depending on market conditions and other factors. There can be no assurance that any of these efforts will materialize or be successful.

Licensing Operations

      As a result of its ongoing research and development expenditures, the Company has developed substantial proprietary technology, certain of which it has elected to patent or to seek to patent. As of December 31, 1999, Ampex held over 1,000 patents and patent applications, including approximately 350 patents in the U.S., approximately 550 corresponding patents in other countries, and approximately 125 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to the Company's recording technology. The Company continually reviews its patent portfolio and allows non-strategic patents to lapse, thereby minimizing substantial renewal fees.

      Ampex has granted numerous royalty-bearing patent licenses to, and holds patent licenses from, third parties. Certain of the Company's patented innovations have been adopted for use in mass market consumer products and, as a result, the Company receives the majority of its licensing royalties from foreign manufacturers of VCRs and 8-mm camcorders. The Company intends to negotiate license agreements with unlicensed manufacturers of digital format consumer video recorders, but there can be no assurance that any such licensing efforts (including any necessary litigation) will be successful.

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

      Trademarks of the Company used in this Report include Ampex include Ampex, DCT, DST, DCRsi and DIS, all of which are trademarks of Ampex Corporation, and MicroNet, DataDock, Genesis, FibreFlex and Premier, all of which are trademarks of MicroNet. All other trademarks and service marks used in this Report are the property of Ampex or their respective owners.

MicroNet Operations

      MicroNet Products. MicroNet offers a wide variety of storage solutions targeted at image-based creative professional markets, including principally digital pre-press and digital video editing. It's principal products are described below.

      DataDock. DataDock transportable storage systems provide a high level of performance, flexibility and safe removable operation available for desktop systems. DataDock and DataDock 525 storage systems were developed for use in the publishing and collaborative content-creation markets, where sharing of large data files is integral to the workflow process. Available drive modules range from hard disk drives, CD recorders, DVD-RAM and tape backup devices to high performance disk arrays. DataDock products can be used with many computing platforms and operating systems including Windows 95/98, NT, Mac OS, Sun Solaris and SGI IRIX. DataDock 7000 redundant array of independent disks ("RAID") storage systems provide platform and operating systems interdependence combined with DataDock features in a self-contained RAID system with capacities up to 250 gigabytes ("GB"). DataDock 7000 systems were designed for small to medium companies requiring a high performance mid-capacity RAID storage system. The DataDock 7000 is scalable and can incorporate backup devices in the unit in order to provide self-contained RAID storage and archive solution. Data Dock products accounted for 22.7% and 22.4% of total revenues in 1999 and 1998, respectively.

      Genesis. MicroNet believes that many of its customers are migrating to higher bandwidth internal networks requiring larger storage capabilities. The Genesis RAID Systems have been developed in response to this trend. These products incorporate many of the features of the DataDock 7000 product line and can operate on a fibre channel interface. The Genesis product line includes three scalable products defined by capacity, interface and feature set. All are platform independent, fibre channel-ready. Genesis products include redundant RAID controllers for added security and a web-based GUI (graphical user interface) for easier system management. Genesis products integrate dual FibreBridge technology allowing them to achieve high-speed fibre channel connectivity for integration in a Storage Area Network ("SAN"), offering up to
1.4 terabytes of storage.

      FibreFlex. FibreFlex is a complete, multi-platform compatible fibre channel SAN that enables workgroups to achieve fast network access and was designed as the next generation of connectivity for companies that work with large data and graphic image files. By integrating fibre channel switches, hubs and host adapters with Genesis RAID system and file level data management software, FibreFlex allows multiple users simultaneously to access large data or graphics files without typical network slowdown. FibreFlex also eliminates data copying time and provides true version control by centralizing data and providing file level data access, which MicroNet believes surpasses other fibre networks that allow only volume level access. User productivity is significantly increased in multi-project, multi-user environments.

      SANCube. At MacWorld in January 2000, MicroNet introduced SANCube, an external storage product for Apple Macintosh workgroups, providing as much as 220GB of storage which can be shared by up to four users utilizing SAN software. SANCube products afford superior data transfer rates by connecting to Macintosh workstations through Firewire ports.

      MicroNet's Markets. MicroNet products are sold in many segments of the high-end graphics market, which includes printers, book and magazine publishers, advertising agencies, graphic designers', video production and post production facilities, and web design and creation houses. MicroNet enjoys an excellent reputation in both the production and post production market segments of the digital video programming market.

      MicroNet Distribution and Customers. MicroNet products, including DataDock, Genesis and Premier lines, are sold primarily to content-creation customers in the publishing, pre-press and digital video open systems post production markets. Sales of MicroNet products are made through an internal sales force to a worldwide network of Value Added Resellers ("VARs"), integrators and distributors. MicroNet currently maintains three regional sales offices strategically located in the U.S. No single customer accounted for more than 10% of the MicroNet's total net sales in 1999, 1998 or 1997. MicroNet's backlog is not generally material to its operations.

      MicroNet Research, Development and Engineering. MicroNet will continue to focus its development and engineering efforts on disk array products. The Genesis product line builds on the DataDock 7000 family of disk arrays (RAID). MicroNet engineering is developing new features for Genesis to include a native fibre channel-version of the Genesis product line that utilizes fibre channel devices throughout the system. This product line will leverage the 100 megabyte ("MB") per second bandwidth of fibre channel to greatly increase data transfer rates to users on a SAN. It will be particularly attractive to users who require a very high-sustained data transfer rate, such as for video applications. SANCube introduces the concept of SAN at a very reasonable cost to small workgroups with a need for shared storage. Design emphasis is on performance, reliability, ease of use and management features.

      Manufacturing. MicroNet's products are primarily manufactured, designed and engineered at MicroNet facilities in Irvine, California. The Company also outsources manufacturing for some of its products to contract manufacturers, and plans to increase the use of such contractors. The Company believes that its manufacturing facilities and outsourcing to contract manufacturers, it will have sufficient capacity to accommodate business growth for its present products in the foreseeable future.

      The Company maintains insurance, including business interruption insurance, that management considers to be adequate and customary under the circumstances. However, there is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its current insurance.

      Sources of Supply. MicroNet uses a broad variety of raw materials and components in its manufacturing operations. While most materials are readily available from numerous sources, MicroNet purchases certain components, such as customized integrated circuits and flexible magnetic media, from a single domestic or foreign manufacturer. Significant delays in deliveries of, or defects in the supply of, such components could adversely affect MicroNet's manufacturing operations pending qualification of an alternative supplier. In addition, MicroNet produces highly-engineered products in relatively small quantities. As a result, its ability to cause suppliers to continue production of certain products on which MicroNet may depend may be limited. MicroNet does not generally enter into long-term raw material supply contracts. In addition, many of the components of MicroNet's products are designed, developed and manufactured by MicroNet itself, and thus are not readily available from alternative sources.

      Competition. MicroNet services the professional graphics community, which is significant in range; therefore, the Company has competition in many different segments. Competition comes mainly from captive storage solutions provided by Compaq and Intergraph. In other segments of the professional graphics market, MicroNet sees competition from captive storage solutions provided by various CPU manufacturers, including Apple Computer, Silicon Graphics, Sun MicroSystems and Intergraph. In the digital video open systems post-production market, competitors such as DataDirect Networks and Rorke Data Systems have products offering similar performance and capabilities. Sales of MicroNet products can be affected by the performance of complementary software and hardware products and market conditions in both the professional graphics and digital video open systems post-production markets.

Description of Business Held for Disposition

      As noted above, in February 2000, in order to focus more sharply on its Internet business, Ampex announced plans to sell its Data Systems subsidiary, which produces high performance mass data storage and instrumentation recorders and systems. Data Systems products are sold primarily for use in the television broadcast and government markets. At the date of this Report, the Company had not yet entered into a contract to sell Data Systems, and there can be no assurance that a contract will be entered into or as to the terms or timing of any sale. Pending consummation of a sale, the Company will account for Data Systems' operations as a discontinued business effective for the fiscal year ended December 31, 1999. See "Risk Factors - Risk of Proposed Sale of Data Systems," above. A brief summary of Data Systems' business and operations is set forth below. For additional information, reference is made to the Company's 1998 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission during 1999.

      Data Systems' principal products are: (i) 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and after-market equipment; (ii) data acquisition and instrumentation products

(primarily DCRsi instrumentation recorders) and related tape and after-market equipment; and (iii) professional video and other products (primarily its DCT video recorders and image processing systems) and related tape products and television after-market equipment.

      Data Systems distributes its 19-millimeter products directly through its internal sales force and independent value-added resellers. Data Systems' DST products are sold to customers such as oil and gas companies, imaging companies, information and entertainment delivery companies and broadband telecommunications companies. Data Systems is also pursuing opportunities for storage of very large databases maintained by many commercial and government entities. Data Systems' instrumentation recorders (including its DIS recorders) are sold primarily to government agencies involved in data collection, satellite surveillance and defense-related activities, as well as to defense contractors and other industrial users for testing and measurement purposes. Sales of instrumentation recorders are made through Data Systems' internal domestic and international sales forces, as well as through independent sales organizations in foreign markets. Data Systems' sales to U.S. government agencies (either directly or indirectly through government contractors) represented 19.2 % of their net sales in fiscal 1999 compared to 25.8 % in fiscal 1998 and 27.7% in fiscal 1997. No single non-government customer accounted for more than 10% of Data System's total net sales in 1999, 1998 or 1997. Data Systems' products are manufactured at facilities in Redwood City, California and Colorado Springs, Colorado. The Company believes that Data Systems' manufacturing facilities, which were consolidated in 1998, continue to have sufficient capacity to meet current and future demand. Data Systems competes in all markets with a number of well-established corporations, such as IBM Corporation, Sony Corporation, Quantum Corporation and others. In the instrumentation market, its major competitors include Sony Corporation, Loral Data Systems, Data Tape Incorporated and Metrum Incorporated. Data Systems' product lines are characterized by continual technological developments, and require a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on the Data Systems operation.

      As of December 31, 1999, Data Systems employed 293 people, as compared to 386 people as of December 31, 1998.

Employees

      As of December 31, 1999, Ampex employed 172 people (including employees of consolidated subsidiaries) in its continuing operations, as compared to 75 persons employed as of December 31, 1998, primarily reflecting expansion of the Company's Internet operations during 1999. Also, the Company from time-to-time utilizes the services of independent contractors, primarily in its Internet operations. No employees are covered by any collective bargaining agreement. The Company is dependent on the performance of certain key members of management and key technical personnel. The Company has not entered into employment agreements with any such individuals, except for certain employees of its Internet affiliates. Edward J. Bramson, who has served as the Company's Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings Incorporated, a privately-owned Delaware holding company and a Company stockholder. Mr. Bramson currently devotes most of his time to the management of the Company. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on the Company.

Environmental Regulation and Proceedings

      The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Ampex is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that Ampex is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2000 or 2001 will be material.

      Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities.

The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in six environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by the Company. Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 1999, the Company spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expects to spend a similar amount in fiscal 2000 for such activities.

      Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 1999, the Company had an accrued liability of $1.6 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

Pension Plan Matters

      In 1994, the Company, the Pension Benefit Guaranty Corporation ("PBGC") and certain affiliates ("Affiliates") who were members of a "group under common control" for purposes of the Employee Retirement Income Security Act ("ERISA") entered into certain agreements in connection with the liquidation of the Company's former parent, NH Holding Incorporated ("NHI "), relating to the pension plans of the Company and of its former Media subsidiaries. See Note 18 of Notes to Consolidated Financial Statements. Pursuant to these agreements, the Affiliates agreed that if during the terms of the agreements Ampex fails to make a required contribution to the pension plans, the Affiliates will make or advance funds to permit Ampex to make such contribution, and Ampex agreed to repay such amounts in accordance with the terms of the agreements. Ampex has agreed to grant the Affiliates a security interest in certain assets as collateral for any advances which the Affiliates may be required to make in the future pursuant to the agreements. The agreements contain certain restrictive covenants which, among other things, restrict Ampex's ability to declare dividends, sell all or substantially all its assets or commence liquidation, or engage in specified transactions, with certain related parties, breach of which could result in acceleration of any of the Company's potential termination liabilities. Sale of Data Systems may be subject to approval of the PBGC with respect to pension plan matters. In 1994, the Company discontinued accrual of benefits under the pension plans, but has continued to fund its plan in accordance with ERISA (and remains contingently liable to fund the Media plan if Media fails to do so). No claims have been asserted or, to the knowledge of management, are threatened under these agreements.

ITEM 2. PROPERTIES

      As of December 31, 1999, the Company's principal properties were as follows:

                                                                                               Approximate
                                                                                             Square Footage
 Location                                       Activities Conducted                          of Facility
 --------                                       --------------------                          -----------
 Redwood City, California                Executive offices, RD&E,
                                         manufacturing, sales and marketing (1)(9)                91,760
 Colorado Springs, Colorado              Manufacturing (9)                                       229,961
 New York City, New York                 Executive offices, Internet
                                         marketing, sales, operations and studio (2)              19,000
 Irvine, California                      Engineering, manufacturing,
                                         sales and marketing (3)                                  33,089
 Chineham, Basingstoke, England          Sales and service (4)(9)                                  7,184
 Tokyo, Japan                            Sales and service (5)(9)                                  3,886
 Sulzbach, Germany                       Sales and service (6)                                    13,530
 Reston, Virginia                        Internet and post production marketing,
                                         sales, operations and studios (7)                        21,250
 Woodland Hills, California              Internet marketing, sales, operations
                                         and studios (8)                                          10,568
 Washington, DC                          Internet and post production marketing,                   1,575
                                         sales, operations (10)

(1) These facilities are leased until September 2008, with 31,987 square feet sublet until July 31, 2004 and an option to extend the sublease to September 2008.

(2)   These facilities are leased under a ten-year lease that expires in April
      2008.

(3)   These facilities are leased under a five-year lease that expires in May
      2005.

(4) These facilities are leased under a ten-year lease, which is terminable at the option of the Company or landlord in December 2002.

(5) These facilities are leased under leases that expire during July 2000. The current plan is to renew the lease on a year-to-year basis.

(6)   The lease was terminated in January 2000.

(7) These facilities are leased under two agreements with expiration dates in June 2001 and December 2004

(8)   These facilities are leased under various leases expiring in March 2004.

(9) These properties are used primarily for the operations of Data Systems, which is being held for disposition. If the proposed sale of Data Systems is consummated, the Company anticipates that these properties will be sold or the lease will be assigned to the acquiring company in connection with the sale.

(10) These facilities are leased for a two-year term that expires on December 31, 2002.

      In addition, the Company has outstanding lease obligations with respect to various facilities whose functions were terminated in connection with the Company's prior period restructuring of its business operations. The Company is subleasing portions of these facilities pending termination of the underlying leases.

      On January 25, 1996, Data Systems completed the sale of its real property in Redwood City, California. All of the functions that were located at the Redwood City site have been relocated to portions of the facility that have been leased back from the purchaser. One lease covers approximately 32,000 square feet and a second lease covers a newly constructed building of 59,760 square feet, which Data Systems first occupied in September 1998. Concurrently with occupancy of the new building, the leases on three other buildings totaling approximately 114,560 square feet were terminated.

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

      In response to a lawsuit filed by the Company against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi"), which has been finally resolved as previously reported, Mitsubishi filed a lawsuit against Ampex, alleging patent infringement by certain Ampex video and data recorder products. In 1997, the U.S. District Court for the Central District of California determined that Ampex has no liability to Mitsubishi patents, and Mitsubishi appealed to the Court of Appeals for the Federal Circuit. On August 30, 1999, the Court of Appeals affirmed the judgment in favor of Ampex and subsequently denied Mitsubishi's request for reconsideration. On January 31, 2000, Mitsubishi filed a petition for certiorari to the Supreme Court of the United States. The Company has filed a brief opposing this petition, and it is unknown when the Court will make its decision whether to hear Mitsubishi's appeal.

      On January 7, 2000, a suit was filed against the Company and others in the Superior Court of the District of Columbia by Information Super Station ("ISS") seeking an injunction and recovery of damages in connection with activities related to an investment in a subsidiary of ISS made by the Company's subsidiary, iNEXTV.

The Company has moved to dismiss this suit on the grounds of inconvenient forum. On February 1, 2000, the Company filed suit against ISS and others in the United States District Court for the Southern District of New York under the Federal securities laws seeking contract rescission and damages in connection with activities related to this investment. No answer has yet been received.

      See also "Environmental Regulation and Proceedings" and Note 14 of Notes to Consolidated Financial Statements for additional information with respect to pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company and their ages as of February 1, 2000 are as follows:

      Name               Age         Position

      Edward J. Bramson   48         Chairman and Chief Executive Officer
      Craig L. McKibben   49         Vice President, Chief Financial Officer and
                                     Treasurer
      K. Michael Cooper   52         Vice President
      Robert L. Atchison  62         Vice President
      Joel D. Talcott     58         Vice President and Secretary

      Each of the executive officers of the Company serves in such capacity at the discretion of the Board.

      Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been Chief Executive Officer of the Company. Mr. Bramson also serves as President of each of Ampex Holdings Corporation and iNEXTV, as Vice President of MicroNet, and as Assistant Secretary of Data Systems, which is being held for disposition. Mr. Bramson is a director of each such subsidiary, and of TV onthe WEB, Inc. (a subsidiary of iNEXTV Corporation) and Ampex Finance Corporation (a subsidiary of Ampex Corporation). He is also Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated and Sherborne Investments Corporation, is a limited partner of Newhill Partners, LP and the managing member of SH Securities Co., L.L.C. These entities, which are private investment holding companies, may be deemed to be affiliates of the Company. Mr. Bramson is also a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976.

      Craig L. McKibben is Vice President, Treasurer, Chief Financial Officer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. Mr. McKibben also serves in the following capacities with other Company subsidiaries: director, Vice President and Treasurer of Ampex Holdings Corporation and iNEXTV, director and Vice President of Ampex Finance Corporation and MicroNet; Treasurer of Alternative Entertainment Network, Inc. and director and Interim Chief Financial Officer of TV onthe WEB, Inc. He also serves as Vice President and Treasurer of Data Systems, which is being held for disposition. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated. Since 1989, Mr. McKibben has been a director and executive officer of NHI, the Company's former parent. >From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

      Robert L. Atchison is Vice President of the Company. Since January 1994 he has been responsible for all operating activities of the Company, and in 1996 assumed responsibility for certain of the Company's sales and marketing activities. From April 1991 to January 1994, he was responsible for engineering and operations for the Company. Mr. Atchison also serves as Vice President and a director of Data Systems, which is being held for disposition, and as President and a director of Ampex International Sales Corporation, a wholly-owned subsidiary of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

      K. Michael Cooper, who joined the Company in June 1998, is Vice President of the Company. He also serves as President and a director of MicroNet, and as such has operating responsibility for this subsidiary. Mr. Cooper serves as Vice President and a director of AENTV, a subsidiary of iNEXTV, and as President and a director of Data Systems, which is being held for disposition. Previously, Mr. Cooper served as President and Chief Executive Officer of a computer peripheral company, and in a number of senior management positions with the Hiller Group.

      Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for the Company's patent licensing activities (having served as Patent Counsel from 1987 to 1991), and has supervisory responsibility for investor relations and corporate communications functions. Mr. Talcott also serves as Vice President, Secretary and a director of Ampex Finance Corporation, Ampex International Sales Corporation and Data Systems, which is being held for disposition, and as Vice President and Secretary of iNEXTV, Ampex Holdings Corporation and MicroNet, wholly-owned subsidiaries of the Company, and as Vice President and General Counsel of TV onthe WEB, Inc., a subsidiary of iNEXTV.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The following table sets forth the high and low prices for the Company's Class A Common Stock for each quarter during fiscal 1999 and 1998. Since January 16, 1996, the Class A Common Stock has been traded on the American Stock Exchange under the symbol "AXC."

Fiscal Year                    High                             Low

1999
First Quarter                   $5.63                          $1.06
Second Quarter                   7.50                           2.56
Third Quarter                    6.00                           2.50
Fourth Quarter                   6.38                           2.25

1998
First Quarter                   $3.25                          $2.00
Second Quarter                   3.13                           1.75
Third Quarter                    2.13                           1.00
Fourth Quarter                   1.19                            .69

      As of January 28, 2000, there were 821 holders of record of the Company's Class A Common Stock.

      The Company has not declared any dividends on its Common Stock since its incorporation in 1992 and has no present intention of paying dividends on its Common Stock. The Company is also restricted by the terms of the indenture for its Senior Notes and certain other agreements, and of its outstanding Noncumulative Preferred Stock, as to the declaration of dividends. Under current circumstances, the Company may not pay any cash dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 10 and 13 of Notes to Consolidated Financial Statements.

      (b) Information as to equity securities sold by the Company during the fiscal year ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended (the "Securities Act") is contained in the Company's Quarterly Reports on Form 10-Q filed by the Company for such period.

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

Strategic Repositioning of the Company

      Beginning in 1999, the Company began a strategic repositioning by building a network of Internet video businesses, focusing on programming, services and technology. During the past year the Company, through its subsidiary, iNEXTV, acquired equity interests in various Internet video businesses and started to assemble its internal organization to support the iNEXTV network and to develop additional Internet video-based websites.

      In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Data Systems, its subsidiary which makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold of this segment have been reflected in net assets of business held for disposition in the Consolidated Balance Sheet as of December 31, 1999. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and other Internet initiatives, as well as to retire debt.

      Following the planned sale of Data Systems, the Company's continuing operations will include iNEXTV, its non-Internet technology licensing group, the newly-formed Internet Technology Group and MicroNet, its wholly-owned subsidiary that makes high performance disk arrays and SAN products (principally DataDock, Genesis and SANCube products). These product groups are described below. No other class of similar products, services or royalty arrangements accounted for more than 10% of continuing revenues during the comparison periods discussed below.

      The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Results of Operations for the Three Years Ended December 31, 1999

      Total Revenue. Total revenue increased by 102.1% to $32.6 million in 1999 from $16.1 million in 1998, which increased by 28.3% from the total revenue of $12.6 million in 1997. In 1999, the revenue increase over 1998 was primarily due to the increased royalty income. In addition, there was an increase in total revenue in 1999 as a result of the inclusion of the Company's Internet video businesses and an increase in product sales from MicroNet reflecting the inclusion of an entire twelve-month period in 1999 compared to the six-month period since acquiring MicroNet in June 1998. In 1998, the revenue increase compared to 1997 is attributed to the inclusion of MicroNet product sales for the six-month period, offset in part by slightly lower royalty income.

      Royalty Income. Royalty income was $19.9 million in 1999, $10.6 million in 1998 and $12.6 million in 1997. The increase in royalties in 1999 was positively impacted by royalty income of approximately $10.0 million, representing the portion of royalties earned through 1999 from a previously disclosed long-term license agreement extending through the year 2001. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. During this period, a growing portion of royalty income related to 6-mm and 8-mm video recorders and camcorders. The Company is assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," above.

      Internet Revenue. The Company's Internet video programming and services business began in early 1999, and in June 1999 were consolidated under its subsidiary, iNEXTV. iNEXTV recorded revenue of $1.7 million in the year ended December 31, 1999, principally from Internet video services conducted by TV onthe WEB. Such revenues do not include revenues of TV1, which provides Internet video services to European businesses, as TV1 is not a majority-owned affiliate. iNEXTV currently anticipates that Internet video revenues will grow in 2000, but that revenues from advertising and e-commerce are not expected to become significant until the second half of 2000. The Company's two new websites, EXBTV.com and iSTYLETV.com, which are expected to rely significantly on advertising and e-commerce revenues, were launched in the first quarter of 2000. Additionally, AENTV.com's new programming, on which it will be primarily dependent for revenue, was introduced in the fourth quarter of 1999.

      Product Sales. The Company has included the operations of MicroNet in its consolidated results of operations since its acquisition effective June 30, 1998. Sales of MicroNet products for 1999 totaled $11.0 million compared to the six-month period since acquisition of $5.5 million. The Company believes that MicroNet sales levels have been adversely impacted by the decision to withdraw from lower priced product lines, and MicroNet is refocusing on higher performance disk-array products such as the DataDock 7000, and Genesis which was introduced in 1999. In 2000, MicroNet has introduced SANCube which is anticipated to further enhance MicroNet's position in the market for storage area network products.

      Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by the Company's in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation. Intellectual property costs totaled $1.3 million, $1.5 million and $5.7 million in 1999, 1998 and 1997, respectively. Expenditures in 1997 were higher than in subsequent years as the Company filed a lawsuit alleging patent infringement resulting in additional legal expenses.

      Internet Video Programming and Site Development. Internet video programming and site development costs of $7.9 million in 1999 represent costs incurred for services rendered to customers, as well as costs incurred for the development of made-for-the-Internet video programming and website hardware and software purchases in preparation for the launch of EXBTV.com and iSTYLETV.com. Such costs also include costs incurred by Ampex's Internet Technology Group to develop improved Internet video technology that will be used by iNEXTV and its affiliates. The Company anticipates that site development startup costs will decline in the first quarter of 2000, but that expenditures for program production, marketing and advertising will increase materially as the network expands.

      Cost of Product Sales. Product costs associated with MicroNet sales were $8.6 million and $4.1million in 1999 and the six-month period since acquisition, respectively. The Company has been transitioning MicroNet's product line to focus on higher margin disk arrays and storage area network products. Gross margins on such products are generally higher than on the Company's current product lines.

      Research, Development and Engineering Expenses. Research, development and engineering expenses associated with MicroNet increased to $1.0 million (9.2% of product sales) in 1999 from $0.4 million (7.0% of product sales) in 1998. The majority of RD&E was focused on the development and engineering on disk array products, specifically the development of the Genesis and SANCube product lines which have been introduced to the market in 1999 and early 2000, respectively. The Company did not have any RD&E expenses in 1997. The Company is also committed to investing in research, development and engineering programs which support iNEXTV's Internet video strategy.

      Selling and Administrative. Selling and administrative expenses increased to $15.4 million in 1999 from $7.1 million in 1998 and $3.9 million in 1997. In addition to costs incurred for the Internet video programming and site development discussed above, the Company's Internet video businesses incurred sales, marketing and administrative expenses totaling $12.2 million in 1999. In 1998, there were no material Internet-related expenditures. MicroNet incurred expenditures of $4.0 million in 1999 compared to $2.5 million for the six-month period since acquisition. The Company anticipates that it will need to increase its sales and marketing efforts to be successful in bringing together the necessary capabilities to build the Company's presence in Internet video markets and increase sales at MicroNet due to its new product offerings in early 2000.

      Amortization of Goodwill and Asset Writedown. In connection with the acquisitions of each of MicroNet, TV onthe WEB and AENTV, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in the recording of goodwill. Goodwill is being amortized on a straight-line basis over a three-to-five year period from the respective dates of acquisition. Additional goodwill may be recognized to the extent that future payments are required to be paid on the MicroNet preferred stock, or if the Company exercises options to acquire controlling equity interest in its other Internet video affiliates. The rapid amortization policy results in material charges against operations and increased losses being recognized. In the fourth quarter of 1999, the Company elected not to exercise options to acquire additional ownership in Executive Branch Webcasting Corporation ("EBWC") but to proceed with the development of EXBTV.com as an iNEXTV-funded Internet video initiative. The Company wrote off its minority investment in EBWC totaling $1.5million. Also in the fourth quarter of 1999, the Company wrote off a minority investment in a company providing web hosting and Internet consulting services, totaling $0.5 million, since the Company is no longer involved in the strategic direction of that entity.

      Acquisition of In-process Research and Development. In connection with the acquisition of MicroNet, the independent appraisal of the in-process research and development resulted in the recording of a one-time $0.9 million charge in the second quarter of 1998. At the acquisition date, MicroNet was in the process of developing four significant enhancements to its Data Dock product line which had not reached technological feasibility and for which there was no future alternative use. These projects included:

      . the first generation Genesis product, a disk array with a scalable, variable raid-configured disk array offering up to 1 terabyte of capacity and fibre channel interface for broadband users,

      . the second generation Genesis product that will incorporate a fibre channel back plane to permit fibre channel connectivity to fibre channel disk drives,

      . DataDock products offering a low voltage differential compatible back plane to connect to Ultra2 SCSI channels between the disk array and host computer,

      . DataDock products offering Ethernet connectivity permitting local and remote monitoring via TCP/IP networks and standard web browsers for multiple user workgroup environments.

      The classification of each research and development project as "complete" or "under development" was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. The above development projects were estimated to be completed within 18 months of the acquisition date and between 25% and 85% complete, based on engineering estimates of hours incurred to date and hours expected to be required to complete technological feasibility per project. The Company's development effort involves storage subsystem design and includes software, firmware and electronics designed to tie together disk drives and third party hardware drive mechanisms. MicroNet's design philosophy is to incorporate "off-the-shelf" technology as it becomes available and proven in the marketplace, and to focus its design activities on ease of use, reliability, security, durability and similar enhancements. As a result, its development activities can be budgeted with a fair degree of precision.

      All in-process R&D projects continue to progress, in all material respects, consistently with the assumptions that MicroNet provided to the independent appraiser for use in the valuation of the in-process R&D. The Company used an independent appraisal firm to assist it with its valuation of the fair market value of the purchased assets of MicroNet and the valuation of the consideration issued. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller, assuming the buyer continues to use the assets in their current operations. MicroNet provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The appraisal considered three traditional approaches to valuation: the cost approach, the market approach and the income approach. The incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. It is the nature of the business to be constantly developing enhanced products that offer improved storage capacity and performance. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 39%, and included as in-process R&D only that portion of the discounted revenues that had been completed at the acquisition date. The valuation was based on the assumption that the estimated cost to complete all products under development, measured as of the acquisition date, would be approximately $500,000. The valuation approach also assumed that these products would generate revenues through the year 2007. The inability of MicroNet to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on MicroNet's business, financial condition and results of operations.

      Operating Income (Loss). The Company incurred an operating loss of $6.2 million in 1999 compared to operating income of $1.5 million in 1998 and operating income of $2.9 million in 1997. The operating loss in 1999 was primarily due to the inclusion of the Company's Internet video activities, including amortization of goodwill as a result of the acquisition of TV onthe WEB and AENTV and the write off of two minority investments described above, offset in part by royalty income of which approximately $10.0 million relates to royalties earned from a previously disclosed license agreement. The Company expects to make additional strategic acquisitions relative to its Internet video strategy that will require significant expenditures in 2000 and future periods. The Company may also incur material charges to goodwill amortization and that will increase consolidated net losses while the Company is building its Internet programming network.

      Interest Expense. Interest expense, primarily due to the issuance of $44.0 million of 12% Senior Notes due 2003 and Warrants to purchase approximately 1.02 million shares of Common Stock in January and July 1998, increased between the comparison periods. Interest expense was not material in 1997.

      Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

      Interest Income. Interest income is earned on cash balances and short and long-term investments. In 1999 and 1998 the Company, pending application of the proceeds of the 12% Senior Notes, had significantly higher investment balances compared to 1997, which resulted in higher interest income. In 1997, interest income included imputed interest on the notes received in connection with the sale of the Company's Redwood City, California property in 1996. The notes were fully paid in 1997.

      Other (Income) Expense, Net. In 1999, other (income) expense, net includes a proportionate share of the net loss for the period the Company held a minority interest in TV onthe WEB and AENTV.

      Provision for (Benefit of) Income Taxes. The provisions for income taxes in 1999 and 1997 consist primarily of foreign income taxes and withholding taxes on royalty income. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarters of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. See Note 20 of Notes to Consolidated Financial Statements. The Company was not required to include any material provision for U.S. Federal income tax in any of the last three fiscal years due to the utilization of net operating loss carry forwards and timing differences. At December 31, 1999, the Company had net operating loss carry forwards for income tax purposes of $128.8 million, expiring in the years 2005 through 2014.

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

      Gain (Loss) of Business Held for Disposition. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations and Comprehensive Income (Loss), a gain (loss) of business held for disposition, net of taxes of ($3.0) million, ($3.8) million and 11.6 million in 1999, 1998 and 1997, respectively. Revenues of this segment totaled $51.6 million, $57.8 million and $80.3 million in 1999, 1998 and 1997, respectively. Total costs and operating expenses of this segment totaled $54.9 million, $62.2 million and $69.8 million in 1999, 1998 and 1997, respectively. Other (income) expense of this segment totaled $(0.2) million, ($0.5) million and ($1.5) million in 1999, 1998 and 1997, respectively. Prospective buyers have only recently been approached by the Company's advisors. However, the Company believes that it will recognize a gain on the sale of Data Systems some time in fiscal 2000.

      Net Income (Loss). The Company reported a net loss of $15.4 million in 1999 and net income of $10.4 million in 1998 and $14.8 million in 1997, primarily as a result of the factors discussed above under "Operating Income
(Loss)", "Provision for (Benefit of) Income Taxes" and "Gain (Loss) of Business Held for Disposition."

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

Liquidity and Capital Resources

      Cash Flow. At December 31, 1999, the Company had cash and short-term investments of $41.7 million and working capital of $38.5 million. At December 31, 1998, the Company had cash and short-term investments of $62.6 million and working capital of $70.0 million. Data Systems, which is accounted for as a Discontinued Operation, had working capital of $8.8 million and $16.8 million at December 31, 1999 and 1998, respectively. Working capital of Data Systems has been classified in net assets of business held for disposition at December 31, 1999, whereas such balances are included in the respective balance sheet accounts of the Company at December 31, 1998. The decline in cash and short-term investments from 1998 to 1999 results primarily from operating losses of the Company's Internet video businesses, operations of the Internet Technology Group and operating losses of MicroNet. These losses more than offset operating income from the Company's non-Internet technology licensing activities. Cash used in continuing operations totaled $ 11.9 million in 1999 and $5.8 million in 1998. Cash provided from (used in) discontinued operations totaled $2.0 million in 1999 and $(2.9 million) in 1998.

      Major items impacting income from continuing operations in 1999, which did not affect cash, were goodwill amortization and asset write-downs associated with acquired Internet businesses, totaling $4.6 million. Other non-cash charges affecting 1999 operations included other depreciation and amortization of $1.2 million, the Company's equity in losses in Internet businesses prior to the Company having acquired control in such affiliates totaling $0.7 million, and stock issued to individuals for services rendered to the Company totaling $0.7 million.

      During 1999, the Company, through its subsidiary iNEXTV, acquired majority control of TV onthe WEB and AENTV in step acquisitions. The Company invested a total of $14.4 million in such affiliates. The Company has included the value of assets and liabilities of these majority-owned affiliates in its Consolidated Financial Statements and has reported 100% of net losses reported by these affiliates for periods after it acquired a majority interest. Also during 1999, the Company acquired minority interests in Executive Branch Webcasting Corporation ("EBWC") and TV1. The Company invested a total of $3.3 million in such affiliates. The Company has elected not to exercise options to acquire additional ownership in EBWC but to proceed with the development of EXBTV.com as an iNEXTV-funded Internet video initiative. Accordingly, in the fourth quarter of 1999, the Company wrote off its minority investment in EBWC.

      The Company's strategy is to grow Internet revenues from video advertising, e-commerce partnerships, webcasting and technology licensing. In order to do so, the Company will be required to incur substantial expenditures to attract users to its video websites, which have only recently become operational. Material advertising and e-commerce revenues are not likely to be obtained until a significant base of users can be demonstrated. There can be no assurance that the Company will be successful in obtaining sufficient revenues from the above sources to make its Internet video businesses viable or profitable.

      The Company intends to seek strategic partnerships with other companies in order to obtain additional content, brand recognition, user awareness, technology and infrastructure cost savings. The Company may be required to commit significant resources and/or to issue a significant percent of its Common Stock in order to attract such prospective partners, which would dilute current stockholders' interest in the Company.

      The Company believes that it has adequate financial resources to develop its Internet video businesses as presently envisioned for at least the next twelve months. However, the Company may seek to raise additional capital this next fiscal year to support future years' operations and to make new investments in streaming media Internet ventures and technology. The Company may seek to issue additional shares of Common Stock in public or private equity transactions or seek to sell equity securities of one or several of its Internet video businesses in an initial public offering. There can be no assurance that a market will exist for the Company's or its affiliates securities. The Company expects that it will face an increased number of competitors in future years, many of whom will be better capitalized and have greater financial resources than the Company. The ability to access the capital markets will be instrumental to the Company's future success.

      The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At December 31, 1999, the Company had borrowings outstanding of $0.8 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 1998, the Company had borrowings outstanding of $2,549 and had letters of credit issued against the facility totaling $0.9 million. The Company believes that this facility will be significantly reduced or allowed to expire in conjunction with the sale of Data Systems.

      Financing Transactions. During 1999, holders of 8,115 shares of Convertible Preferred Stock exchanged their holdings for 4,057,500 shares of Common Stock, leaving 1,885 shares of Convertible Preferred Stock outstanding. Subsequent to year-end, holders of 760 shares of Convertible Preferred Stock exchanged their holdings for 380,000 shares of Common Stock. Beginning in June 2001, the Company will be required to redeem any remaining shares of Convertible Preferred Stock in quarterly installments through September 2008. The Company's Redeemable Preferred Stock is redeemable in quarterly installments from June 1999 through March 2008. During 1999, the Company satisfied its redemption obligation by issuing 1,242,245 shares of Common Stock in exchange for Redeemable Preferred Stock with a liquidation preference of $4.5 million. In April 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to common stockholders on its Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 1999. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. See Note 15 of Notes to Consolidated Financial Statements.

      In January 1998, the Company issued $30.0 million of its 12% Senior Notes, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the end of the second quarter of 1998, the Company issued an additional $14.0 million of 12% Senior Notes. As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. A portion of the net proceeds of the offering have been invested to repay short-term debt and trade accounts payable of MicroNet, and the balance has been invested in short-term government securities and other investments. The yield on the Company's investment portfolio is substantially lower than the interest charges on the 12% Senior Notes. The Company has wide discretion as to how the debt proceeds may be invested, including for acquisitions of and investments in new businesses, including the Company's Internet video businesses. Any such investments or acquisitions are not expected to pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. In order to minimize the difference between the interest the Company currently receives on its investments and the interest payable on the Senior Notes, the Company has invested a portion of the Senior Note proceeds in securities with higher yields, longer terms or lower credit quality, and the Company may also engage in various transactions in derivative securities. Investments in any securities could expose the Company to a risk of trading losses due to market or interest rate fluctuations or other factors that are not within the Company's control. The indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries. Upon a successful sale of Data Systems, the Company plans to offer to repay a substantial portion of the Senior Notes.

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

      In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

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

      Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were less than 25% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

      The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM S-K

      (a) Documents Filed with this Report:

            1. Financial Statements (see Item 8 above).

               Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders' Deficit as of December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999.

            2. Financial Statement Schedule (see Item 8 above) Schedule II
               Valuation and Qualifying Accounts.

            3. Exhibits.

Exhibit
Number               Description

2.1 Stock Purchase Agreement dated as of November 10, 1995, among the Company, Quantegy Acquisition Corp., Ampex Media Holdings Incorporated, Ampex Media Corporation and Ampex Recording Media Corporation (filed as Exhibit 10.1 to the Company's Form 8-K dated November 13, 1995 and incorporated herein by reference).

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

3.2 Certificate of Designations, Preferences and Rights of the Company's 8 % Noncumulative Convertible Preferred Stock and 8% Noncumulative Redeemable Preferred Stock as filed with the Secretary of Delaware on July 2, 1998 (filed as Exhibit 3.1 to the Company's Form 8-K filed on July 15, 1998 (the "July 1998 8-K") and incorporated herein by reference).

3.3   By-Laws of the Company, as amended through April 20, 1995 (filed as
      Exhibit 4.2 to the First Quarter 1995 10-Q and incorporated herein by reference).

4.1 Form of Class A Common Stock Certificate (filed as Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S- 1 (File No. 33-93312) (the "1996 Form S-3") and incorporated herein by reference).

4.2 Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the 1996 Form S-3 and incorporated herein by reference).

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

4.6 Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the Company's Form 10-K for its fiscal year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference).

4.7 Warrant Agreement, dated as of January 28, 1998, between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including form of Warrant Certificate (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 2, 1998 (the "February 1998 8-K") and incorporated herein by reference).

4.8 Indenture, dated as of January 28, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Registrant's 12% Senior Notes due 2003, including forms of 12% Senior Notes (filed as
      Exhibit 4.1 to the February 1998 8-K and incorporated herein by reference).

4.9 Purchase Agreement, dated January 26, 1998, between the Registrant and First Albany Corporation, relating to the Registrant's 12 % Senior Notes due 2003 (filed as Exhibit 1.1 to the February 1998 8-K and incorporated herein by reference).

4.10 Exchange and Registration Rights Agreement, dated as of January 28, 1998, between the Registrant and First Albany Corporation, relating to the Registrant's 12% Senior Notes due 2003 (filed as Exhibit 4.3 to the February 1998 8-K and incorporated herein by reference).

4.11 Warrants and Warrants Share Registration Rights Agreement, dated as of January 28, 1998, between the Registrant and First Albany Corporation (filed as Exhibit 4.4 to the February 1998 8-K and incorporated herein by reference).

4.12 Purchase Agreement, dated July 17, 1998, between the Registrant and First Albany Corporation, as Initial Purchaser, relating to the Company's 12% Senior Notes due 2003 (filed as Exhibit 1.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.13 First Amendment to Indenture, dated as of July 2, 1998, between the Registrant and IBJ Schroder Bank & Trust Company, as trustee (filed as
      Exhibit 4.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.14 Exchange and Registration Rights Agreement, dated as of July 2, 1998, between the Registrant and the Initial Purchaser (filed as Exhibit 4.2 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.15 Acquisition Agreement, dated as of June 24, 1998, among the Registrant, Ampex Holdings Corporation ("Holdings") and the several selling stockholders named therein ("Sellers") (filed as

      Exhibit 4.3 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.16 Supplement to Acquisition Agreement, dated June 30, 1998, among the Registrant, Holdings and the Sellers (filed as Exhibit 4.4 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

4.17 Second Supplement to Acquisition Agreement, dated July 16, 1998, among the Registrant, Holdings and the Sellers (filed as Exhibit 4.5 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

10.1 Tax Indemnification Agreement dated as of July 24, 1992 among Sherborne Group Incorporated, NH Holding Incorporated, the Company and certain affiliates and former affiliates of the Company (filed as Exhibit 10.1 to the Company's Form 1O-Q for the quarter ended September 30, 1992 (the "Third Quarter 1992 10-Q") and incorporated herein by reference).

10.1 Ampex Corporation 1992 Stock Incentive Plan and related documents, as amended through August 22, 1996 (filed as Exhibit 4.03 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-05623) and incorporated herein by reference).

10.2  Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as
      Exhibit 10.3 to the Company's Form 10-K for its fiscal year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference).

10.3 Ampex Systems Corporation Employees' Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company's 1997 Form 10-K and incorporated herein by reference).

10.4 Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (filed No. 33-47660) and incorporated herein by reference).

10.5 Form of Indemnification Agreement entered into between the Company and directors Bramson, McKibben, Slusser and Stoltzfus (filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended June 30, 1993 (the "Second Quarter 1993 10-Q") and incorporated herein by reference).

10.6 Office Sharing Agreement and Assignment and Assumption of Lease, each dated as of July 24, 1992 and each between the Company and Sherborne Group Incorporated (filed as Exhibit 10.20 to the Third Quarter 1992 10-Q and incorporated herein by reference), and related Sublease dated October 4, 1993 and Letter Agreement dated October 28, 1993 (filed as Exhibit 10.20 to the 1993 10-K and incorporated herein by reference).

10.7 Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated May 5, 1994 (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996 (filed as
      Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference), third Amendment Agreement, dated December 26, 1996 (filed as Exhibit 10.13 to the Company's Form 10-K for its fiscal year ended December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference).

10.8* Fourth Amendment Agreement to Loan and Security Agreement by and between
      Ampex Finance Corporation and Congress Financial Corporation dated April 7, 1999.

10.9* Form of Employment Security Letter entered into between the Company and Messrs. Atchison, Cooper, McKibben, Jacquet and Talcott (executive officers of the Company), dated July 24, 1998.

10.10 Stock Purchase Agreement, dated October 22, 1996, between the Company and Edward J. Bramson (filed as Exhibit 10.15 to the 1996 Form 10-K and incorporated herein by reference).

10.11 Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 2.03 to the Company's Form 8-K filed on February 5, 1996 and incorporated herein by reference) as amended by amendment dated December 20, 1996 (filed as Exhibit 10.17 to the 1996 Form 10-K and incorporated herein by reference).

10.12* Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant.

10.13 Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California (filed as Exhibit 2.06 to the January 1996 8-K and incorporated herein by reference).

10.14 Trademark License Agreement dated May 31, 1990, by and between Ampex Corporation (a predecessor of the Company) as licensor, and certain of the Media Subsidiaries as licensee, relating to the Ampex trademark; related Trademark License Agreement dated July 24, 1992, by and between Ampex Systems Corporation (a former subsidiary that was merged into the Company) certain of the Media Subsidiaries; Amendment No. 1 to Trademark License Agreement dated March 23, 1993; Amended and Restated Trademark License Agreement dated June 22, 1993; and First Amendment to Amended and Restated Trademark License Agreement dated November 10, 1995 (filed as
       Exhibit 10.2 to the Company's Form 10-K for its fiscal year ended December 31, 1995 and incorporated herein by reference).

10.15 Joint Settlement Agreement by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated November 22, 1994 (filed as Exhibit 10.2 to 1995 Form 10-K and incorporated herein by reference).

10.16 Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (effective November 22, 1994) (filed as Exhibit 10.2 to 1995 Form 10-K and incorporated herein by reference).

10.17 Stock Purchase Agreement, dated as of October 29, 1997, between the Registrant and Edward J. Bramson (filed as Exhibit 10.20 to Registrant's Form 10-K for fiscal 1997 and incorporated herein by reference).

10.18 Stock Purchase Agreement, dated as of November 7, 1997, between the Registrant and Edward J. Bramson (filed as Exhibit 10.21 to Registrant's Form 10-K for fiscal 1997 and incorporated herein by reference).

10.19 Stock Purchase Agreement dated as of February 18, 1998 between the Registrant and Edward J. Bramson (filed as Exhibit 10.22 to Registrant's Form 10K for fiscal 1997 and incorporated herein by reference).

21.1*  Subsidiaries of the Company.

23.1*  Consent of Independent Accountants.

25.1*  Power of Attorney (included in the signature page of this Report).

27.1*  Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

(c)    Exhibits. See Item 14(a)(3) above.

       Financial Statement Schedules. See Items 8 and 14(a)(2) above.

* Filed Herewith.

                             SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements, and the Notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are included elsewhere herein. There have been no cash dividends declared for the periods presented. In February 2000, the Company announced its intention to sell Data Systems and therefore has classified this subsidiary as a business held for disposition in the statement of operations for 1999, 1998 and 1997 and a net asset of business held for disposition in the Balance Sheet for 1999. In November 1995, the Company completed the divestiture of its Media subsidiaries, which had been accounted for as a business held for disposition since the second quarter of 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the table below.

Statement of Operations Data (1)(2):

                                                                         Year Ended December 31,
                                            1999              1998                1997              1996                1995
                                                                 (in thousands, except per share data)
Total revenue                              $32,559            $16,107            $12,550             $10,497            $15,006
Total costs and operating expenses          38,748             14,583              9,067               9,513              3,314
Income (loss) from continuing
 operations                                (12,405)            14,233              3,163                 340              9,080
Net income (loss)                          (15,371)            10,438             14,803                 340             52,966
Diluted income (loss) per share
 from continuing operations                  (0.23)              0.27               0.07                0.01               0.25
Diluted income (loss) per share              (0.28)              0.20               0.32                0.01               1.18

Balance Sheet Data (2):

                                                                         Year Ended December 31,
                                             1999               1998              1997                1996                1995
                                                                            (in thousands)
Working capital                            $38,461            $69,958            $44,607             $39,277            $10,742
Total assets                                87,319            116,001             81,671              84,492             88,651
Long-term debt                              43,914             43,380                  2                 914             31,585
Redeemable preferred stock                  38,642             43,718             69,970              69,970             69,970
Convertible preferred stock                  3,770             20,000                 --                  --                 --
Total stockholders' deficit                (33,506)           (71,154)           (90,015)           (86,360)           (127,357)

(1) The sale of Media as discontinued operations in November 1995 is reflected in the statement of operations for 1995.

(2) Classifies Data Systems as a business held for disposition in the statement of operations for 1999, 1998 and 1997 and a net asset of business held for disposition in the Balance Sheet for 1999.

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

                                        AMPEX CORPORATION


                                        By: /s/ Edward J. Bramson
                                           -------------------------------------
                                           Edward J. Bramson
                                           Chairman and Chief Executive Officer

                                        Date: March 28, 2000

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Edward J. Bramson, Joel D. Talcott, David Griffin or any of them, with full power to act, his attomey-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                         Title                                               Date

/s/ Edward J. Bramson             Chairman, Chief Executive Officer                   March 28, 2000
Edward J. Bramson                 and Director (Principal Executive Officer)


/s/ Craig L. McKibben             Vice President, Chief Financial Officer,            March 28, 2000
Craig L. McKibben                 Treasurer and Director
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)


/s/ Douglas T. McClure, Jr.       Director                                            March 28, 2000
Douglas T. McClure, Jr.


/s/ Peter Slusser                 Director                                            March 28, 2000
Peter Slusser


/s/ William A. Stoltzfus, Jr.     Director                                            March 28, 2000
William A. Stoltzfus, Jr.

                                AMPEX CORPORATION

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants on Financial Statement Schedule........... S-2

Schedule II - Valuation and Qualifying Accounts............................. S-3

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Ampex Corporation:

      Our audits of the consolidated financial statements referred to in our report dated March x, 2000, appearing on F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
March x, 2000

                               AMPEX CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                              Balance at       Additions       Charges to                       Balance at
                                             beginning of       cost and         other                            end of
Description                                     period          expenses       accounts(1)    Deductions(2)       period
-----------                                  ------------      ---------       -----------    -------------     ----------
Allowance for doubtful accounts and
   sales returns


      December 31, 1997                         $ 2,241         $  (395)        $    (67)        $  (295)         $ 1,484

      December 31, 1998                         $ 1,484         $  (432)        $  1,174         $  (866)         $ 1,360

      December 31, 1999                         $ 1,360         $  (540)        $   (432)        $   (30)         $   358


Allowance for obsolete and slow
   moving inventory

      December 31, 1997                         $20,077         $    25         $     (3)        $(4,470)         $15,629

      December 31, 1998                         $15,629         $   978         $  5,961         $(4,926)         $17,642

      December 31, 1999                         $17,642         $    41         $(13,395)        $(2,515)         $ 1,773


Allowance restructuring costs

      December 31, 1997                         $ 7,598         $(2,104)        $      --        $(2,176)         $ 3,318

      December 31, 1998                         $ 3,318         $2,525          $      --        $(3,020)         $ 2,823

      December 31, 1999                         $ 2,823         $3,787          $  (3,486)       $(3,057)         $    67


(1) Includes transfers and reclassifications to other accounts, including the disposition of Ampex Data Systems Corporation accounts receivable, inventories and accrued restructuring.

(2) Includes write-offs and disposition of accounts receivable, inventories and accrued restructuring.

                                AMPEX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................   F-2

Consolidated Balance Sheets

    As of December 31, 1999 and 1998......................................   F-3

Consolidated Statements of Operations

    For Each of the Three Years in the Period Ended December 31, 1999.....   F-4

Consolidated Statements of Cash Flows

    For Each of the Three Years in the Period Ended December 31, 1999.....   F-5

Consolidated Statements of Stockholders' Deficit

    For Each of the Three Years in the Period Ended December 31, 1999.....   F-6

Notes to Consolidated Financial Statements................................   F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Ampex Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 30 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 25, 2000

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                  December 31,   December 31,
                                                                                      1999           1998
                                                                                      ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  10,598      $  11,300
  Short-term investments                                                              31,067         51,279
  Accounts receivable (net of allowances of $358 in 1999 and $1,360 in 1998)           1,236         11,789
  Inventories                                                                          2,261         19,766
  Other current assets                                                                 4,951          2,510
                                                                                   ---------      ---------
    Total current assets                                                              50,113         96,644

Property, plant and equipment                                                          5,363         10,546
Intangible assets, net                                                                 9,806          5,461
Investment in unconsolidated companies                                                 1,786             --
Deferred pension asset                                                                 5,571             --
Other assets                                                                           1,620          3,350
Net assets of business held for disposition                                           13,060             --
                                                                                   ---------      ---------
    Total assets                                                                   $  87,319      $ 116,001
                                                                                   =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable                                                                    $   1,103      $     180
  Accounts payable                                                                     2,569          6,470
  Accrued restructuring costs                                                             67          2,135
  Other accrued liabilities                                                            7,913         17,901
                                                                                   ---------      ---------
    Total current liabilities                                                         11,652         26,686
Long-term debt                                                                        43,914         43,380
Other liabilities                                                                     21,634         51,470
Deferred income taxes                                                                  1,213          1,213
Accrued restructuring costs                                                               --            688
                                                                                   ---------      ---------
    Total liabilities                                                                 78,413        123,437
                                                                                   ---------      ---------
Commitments and contingencies (Note 14)

Mandatorily redeemable junior preferred stock (Note 3)                                    --             --

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
  Authorized: 69,970 shares in 1999 and in 1998
  Issued and outstanding - none in 1999 and in 1998                                       --             --

Mandatorily redeemable preferred stock, $2,000 liquidation value:
  Authorized: 21,859 shares in 1999 and in 1998
  Issued and outstanding - 19,321 shares in 1999; 21,859 in 1998                      38,642         43,718

Convertible preferred stock, $2,000 liquidation value:
  Authorized: 10,000 shares in 1999 and in 1998
  Issued and outstanding - 1,885 shares in 1999; 10,000 in 1998                        3,770         20,000

Stockholders' deficit:
  Preferred stock, $1.00 par value:
    Authorized: 898,171 shares in 1999 and in 1998
    Issued and outstanding - none in 1999 and in 1998                                     --             --
  Common stock, $.01 par value:
    Class A:
      Authorized:  175,000,000 shares in 1999; 125,000,000 shares in 1998
      Issued and outstanding - 55,941,854 shares in 1999; 49,782,547 in 1998             559            498
    Class C:
      Authorized: 50,000,000 shares in 1999 and in 1998
      Issued and outstanding - none in 1999 and in 1998                                   --             --
  Other additional capital                                                           415,437        391,849
  Notes receivable from stockholders                                                  (4,642)        (4,818)
  Accumulated deficit                                                               (445,001)      (429,630)
  Accumulated other comprehensive income (loss)                                          141        (29,053)
                                                                                   ---------      ---------
    Total stockholders' deficit                                                      (33,506)       (71,154)
                                                                                   ---------      ---------
    Total liabilities, redeemable preferred stock and stockholders' deficit $         87,319      $ 116,001
                                                                                   =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except share and per share data)

                                                                              Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                       1999            1998            1997
-------------------------------------------------------------------------------------------------------------
Royalty income                                                  $     19,850    $     10,591    $     12,550
Internet revenue                                                       1,721              --              --
Product sales                                                         10,988           5,516              --
                                                                ------------    ------------    ------------
 Total revenue                                                        32,559          16,107          12,550
                                                                ------------    ------------    ------------

Intellectual property costs                                            1,268           1,504           5,702
Internet video programming and site development                        7,902              --              --
Cost of product sales                                                  8,577           4,091              --
Research, development and engineering                                  1,012             386              --
Selling and administrative                                            15,447           7,067           3,905
Amortization of goodwill and asset writedown                           4,542             606              --
Acquisition of in-process research and development                        --             929              --
                                                                ------------    ------------    ------------
  Total costs and operating expenses                                  38,748          14,583           9,607
                                                                ------------    ------------    ------------
 Operating income (loss)                                              (6,189)          1,524           2,943

Interest expense                                                       5,559           4,282              --
Amortization of debt financing costs                                     349             316              --
Interest income                                                       (2,385)         (2,982)         (1,345)
Other (income) expense, net                                              683               3              (4)
                                                                ------------    ------------    ------------
 Income (loss) from continuing operations before income taxes        (10,395)            (95)          4,292

Provision for (benefit of) income taxes                                2,010         (14,328)          1,129
                                                                ------------    ------------    ------------
 Income (loss) from continuing operations                            (12,405)         14,233           3,163

Gain (loss) of business held for disposition (net of taxes
 of $95, $81 and $(378) in 1999, 1998 and 1997)                       (2,966)         (3,795)         11,640
                                                                ------------    ------------    ------------
 Net income (loss)                                                   (15,371)         10,438          14,803

Benefit from extinguishment of mandatorily
   redeemable preferred stock                                            374              --              --
                                                                ------------    ------------    ------------
 Net income (loss) available for common stockholders                 (14,997)         10,438          14,803

Other comprehensive income (loss), net of tax:
 Unrealized gain on marketable securities                                141              --              --
 Mininum pension adjustment                                           29,631             (23)        (19,076)
                                                                ------------    ------------    ------------
 Comprehensive income (loss)                                    $     14,775    $     10,415    $     (4,273)
                                                                ============    ============    ============
Basic income (loss) per share:
 Income (loss) per share from continuing operations             $      (0.23)   $       0.30    $       0.07
 Income (loss) per share from discontinued operations           $      (0.05)   $      (0.08)   $       0.25
 Income (loss) per share available to common stockholders       $      (0.28)   $       0.22    $       0.32
                                                                ------------    ------------    ------------
Weighted average number of common shares outstanding              53,137,283      47,572,224      45,616,344
                                                                ============    ============    ============

Diluted income (loss) per share :
 Income (loss) per share from continuing operations             $      (0.23)   $       0.27    $       0.07
 Income (loss) per share from discontinued operations           $      (0.05)   $      (0.08)   $       0.25
 Income (loss) per share available to common stockholders       $      (0.28)   $       0.20    $       0.32
                                                                ------------    ------------    ------------
Weighted average number of common shares outstanding              53,137,283      53,280,956      46,461,321
                                                                ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                AMPEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year Ended December 31,
                                                                 --------------------------------------------
                                                                       1999            1998            1997
                                                                 --------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                $ (15,371)   $  10,438    $  14,803
  Loss (income) from discontinued operations                           2,966        3,795      (11,640)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation, amortization and accretion                         3,740        1,206            3
      Write-off investments                                            2,009           --           --
      Acquisition of in-process research and development                  --          929           --
      Foregiveness of stockholders note receivable                       176          176           --
      Reversal of prior year's tax accrual                                --      (15,378)          --
      Issuance of stock for services rendered                            721           --           --
      Equity in loss of subsidiary prior to control                      686           --           --
      Changes in operating assets and liabilities:
        Accounts receivable                                              698        1,411         (311)
        Inventories                                                     (897)        (826)           4
        Long-term receivables                                             --            8          132
        Other assets                                                  (2,438)         471          127
        Accounts payable                                                 561       (1,805)         (56)
        Other accrued liabilities and income taxes payable             2,373       (1,688)      (1,743)
        Deferred income taxes                                             --           (9)         (89)
        Accrued restructuring costs                                      (87)        (899)        (388)
        Other liabilities                                             (7,028)      (3,608)      (4,679)
                                                                   ---------    ---------    ---------
          Net cash used in continuing operations                     (11,891)      (5,779)      (3,837)
          Net cash provided by (used in) discontinued operations       2,044       (2,932)       8,412
                                                                   ---------    ---------    ---------
          Net cash provided by (used in) operating activities         (9,847)      (8,711)      (4,575)
                                                                   ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of short-term investments                               (111,738)     (84,409)     (78,629)
  Proceeds received on the maturity of short-term investments        117,274       23,310       77,957
  Proceeds from the sale of short-term investments                    14,817       27,505          228
  Additions to property, plant and equipment                          (2,108)      (2,194)        (448)
  Purchase of long-term investments                                       --       (1,280)          --
  Investment in affiliate                                                 --         (400)          --
  Purchase of company, net of cash acquired                           (5,039)        (338)          --
  Investments in unconsolidated companies                             (2,541)          --           --
                                                                   ---------    ---------    ---------
          Net cash provided by (used in) continuing operations        10,665      (37,806)        (892)
          Net cash provided by (used in) discontinued operations      (1,806)      (2,169)       6,874
                                                                   ---------    ---------    ---------
          Net cash provided by (used in) investing activities          8,859      (39,975)       5,982
                                                                   ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings under working capital facilities                             --           21           --
  Repayments under working capital facilities                         (1,279)      (5,474)          --
  Repayment of notes payable-affiliates                                  (10)          (5)         (2)
  Issuance of senior notes                                                --       42,680           --
  Debt financing costs                                                   (20)        (583)          --
  Proceeds from issuance of common stock                                 432          136          637
  Proceeds from exercise of warrants                                     459           --           --
                                                                   ---------    ---------    ---------
          Net cash provided by (used in) continuing operations          (418)      36,775          635
          Net cash provided by (used in) discontinued operations         750         (787)        (855)
                                                                   ---------    ---------    ---------
          Net cash provided by (used in) financing activities            332       35,988         (220)
                                                                   ---------    ---------    ---------
          Effects of exchange rates on discontinued operations           (46)         (78)         329
                                                                   ---------    ---------    ---------
          Net increase (decrease) in cash and cash equivalents          (702)     (12,776)      10,666
Cash and cash equivalents, beginning of period                        11,300       24,076       13,410
                                                                   ---------    ---------    ---------
Cash and cash equivalents, end of period                           $  10,598    $  11,300    $  24,076
                                                                   =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                              AMPEX CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               For Each of the Three Years in the Period Ended
                              December 31, 1999
                                (in thousands)

                                                                                  Notes
                                                Common Stock         Other       R'cvble
                                                  Class A          Additional     from       Accumulated
                                             Shares     Amount      Capital     Stkhlders      Deficit
                                             ------     ------      -------     ---------      -------
Balances, December 31, 1996                 45,434   $     454   $ 382,042     $  (3,979)    $ (454,871)

   Net income                                   --          --          --          --           14,803

   Translation adjustments                      --          --          --          --               --

   Minimum pension liability
     adjustment                                 --          --          --          --               --

   Proceeds from issuance
     of shares                                 325           3       1,045        (839)              --

   Stock options exercised                     178           2         426          --               --
                                            ------   ---------   ---------   ---------      -----------
Balances, December 31, 1997                 45,937   $     459   $ 383,513   $  (4,818)     $  (440,068)

  Net income                                    --          --          --          --           10,438

  Translation adjustments                       --          --          --          --               --

  Minimum pension liability
    adjustment                                  --          --          --          --               --

  Note foregiveness                             --          --          --         176               --

  Preferred stock exchange,
    net of issuance costs                    3,000          30       6,043          --               --

  Acquisition of MicroNet                      720           7       1,217          --               --

  Fair value of warrants issued                 --          --         765          --               --

  Proceeds from issuance
    of shares                                   75           1         219        (176)              --

  Stock options exercised                       51           1          92          --               --
                                            ------   ---------   ---------   ---------      -----------

Balances, December 31, 1998                 49,783   $     498   $ 391,849   $  (4,818)     $  (429,630)

  Net loss                                      --          --          --          --          (15,371)

  Adjustment due to business
    held for disposition                        --          --          --          --               --

  Unrealized gain (loss) on short-term
    investments                                 --          --          --          --               --

  Minimum pension liability
    adjustment                                  --          --          --          --               --

  Note foregiveness                             --          --          --         176               --

  Preferred stock converted or
    redeemed                                 5,339          53      21,253          --               --

  Exercise of warrants                         204           2         457          --               --

  Issuance of shares for investment
    in Executive Branch Webcasting             304           3       1,449          --               --

  Stock options exercised                      312           3         429          --               --
                                            ------   ---------   ---------   ---------      -----------
Balances, December 31, 1999                 55,942   $     559   $ 415,437   $  (4,642)     $  (445,001)
                                            ======   =========   =========   =========      ===========

                                                             Accumulated
                                                      Comprehensive Income (Loss)
                                              -----------------------------------------
                                             Unrealized                      Minimum
                                             Gain (Loss)      Cumulative     Pension        Total
                                            on Short-Term     Translation    Liability   Stockholders'
                                             Investments      Adjustment    Adjustment      Deficit
                                            -------------     ----------    ----------     -------
Balances, December 31, 1996                            --     $      526    $ (10,532)   $ (86,360)

   Net income                                          --             --           --       14,803

   Translation adjustments                             --            (19)          --          (19)

   Minimum pension liability
     adjustment                                        --             --      (19,076)     (19,076)

   Proceeds from issuance
     of shares                                         --             --           --          209

   Stock options exercised                             --             --           --          428
                                            -------------      ---------    ---------    ---------
Balances, December 31, 1997                            --      $     507    $ (29,608)   $ (90,015)

  Net income                                           --             --           --       10,438

  Translation adjustments                              --             71           --           71

  Minimum pension liability
    adjustment                                         --             --          (23)         (23)

  Note foregiveness                                    --             --           --          176

  Preferred stock exchange,
    net of issuance costs                              --             --           --        6,073

  Acquisition of MicroNet                              --             --           --        1,224

  Fair value of warrants issued                        --             --           --          765

  Proceeds from issuance
    of shares                                          --             --           --           44

  Stock options exercised                              --             --           --           93
                                            -------------      ---------    ---------    ---------

Balances, December 31, 1998                            --      $     578    $ (29,631)   $ (71,154)

  Net loss                                             --             --           --      (15,371)

  Adjustment due to business
    held for disposition                               --           (578)          --         (578)

  Unrealized gain (loss) on short-term
    investments                             $         141             --           --          141

  Minimum pension liability
    adjustment                                         --             --       29,631       29,631

  Note foregiveness                                    --             --           --          176

  Preferred stock converted or
    redeemed                                           --             --           --       21,306

  Exercise of warrants                                 --             --           --          459

  Issuance of shares for investment
    in Executive Branch Webcasting                     --             --           --        1,452

  Stock options exercised                              --             --           --          432
                                            -------------      ---------    ---------    ---------
Balances, December 31, 1999                 $         141             --           --    $ (33,506)
                                            =============      =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation

      Ampex Corporation ("Ampex" or the "Company") is one of the world's leading innovators of technologies for the visual information age. Beginning in 1999, the Company embarked to strategically reposition the Company by building a network of Internet video businesses, focused on programming, services and technology. During the year, the Company through its subsidiary, iNEXTV Corporation ("iNEXTV"), acquired equity interests in various Internet video businesses and started to assemble its internal organization to support the iNEXTV network and to develop additional Internet video-based websites.

      In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in net assets of business held for disposition in the Consolidated Balance Sheet as of December 31, 1999. The Company expects to report a gain on the sale of Data Systems. However, at the date of these financial statements, the Company has not yet entered into a contract to sell Data Systems. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and other Internet initiatives, as well as to retire debt.

      Following the planned sale of Data Systems, the Company's continuing operations will include iNEXTV, its non-Internet technology licensing group, the newly-formed Internet Technology Group and MicroNet Technology, Inc. ("MicroNet"), its wholly-owned subsidiary that makes high performance disk arrays and Storage Area Network products.

      iNEXTV was formed in 1999 to consolidate all of the Company's internal Internet initiatives as well as to hold its investments in Internet businesses that have been acquired during the year. Recently, iNEXTV launched Executive Branch TV, ("EXBTV.com"), which provides live and on-demand coverage of executive agency and White House activities, and is developing iSTYLETV.com, a video driven life style channel.

      iNEXTV owns controlling equity interests in TV onthe WEB, Inc. ("TV onthe WEB"), a provider of Internet video production services and Alternative Entertainment Network, Inc. ("AENTV"), a provider of on-demand streaming video sites about the entertainment industry. iNEXTV owns a minority interest in TV1 Internet Television, ("TV1"), one of Europe's leading webcasters. The Consolidated Balance Sheet as of December 31, 1999 includes the value of assets and liabilities of TV onthe WEB and AENTV. The Consolidated Statements of Operations and Comprehensive Income (Loss) for 1999 includes the Company's minority share of the net loss of TV onthe WEB and AENTV for periods the Company held less than 50% of these entities and 100% of their net loss for periods it held a majority interest. See Note 3. The Company's investment in TV1 is being accounted for under the cost method.

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

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (cont'd.)

      Short-term and Long-term Investments

      The Company's investments are comprised primarily of debt securities and consist of highly liquid U.S. Treasury instruments, investments in high yield mutual funds and U.S. corporate securities. All investments are classified as available for sale. Investments with remaining maturities of less than 12 months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the balance sheet date are classified as long-term assets. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders' equity under accumulated comprehensive income until realized. Realized gains and losses, if any, are determined using the specific identification method.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first in, first out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and stated net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from three to nine years for machinery and equipment and five to 50 years for buildings and improvements. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

      Intangible Assets

      The gross book value of goodwill associated with acquisitions was $13.0 million and $6.1 million at December 31, 1999 and December 31, 1998, respectively. Goodwill is being amortized on a straight-line basis over three or five years and is included within the Consolidated Balance Sheet caption intangible assets, net. Accumulated amortization was $3.2 million and $0.6 million at December 31, 1999 and December 31, 1998, respectively. The Company regularly reviews the carrying value of intangible assets and writes down the carrying value of long-lived assets to the extent estimated future undiscounted operating cash flows are not sufficient to recover the carrying value of these assets over their remaining useful life.

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

      Revenue Recognition

      Royalty income is recorded when earned and receipt is assured. Internet revenues from website advertising and sponsorship are recognized ratably over the period earned which is usually based on the passage of time or the number of visitors to a site. Internet video production and service revenues are recognized on the percentage of completion method for large projects and upon delivery of the final product or service for smaller projects. Revenue on product sales and services are recognized at the time products are shipped and at the time services are rendered to customers. The Company provides for estimated costs that may be incurred for product warranties upon shipment.

      Website Development and Content Production Costs

      Internet video programming costs consist of the costs related to developing, producing, encoding and

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (cont'd.)

distributing the Company's original programs over the Internet. Programming costs are capitalized if projected revenues related to the content exceed the estimated total cost of the programming. Capitalized programming costs are amortized over the expected period that revenue is to be recognized. Otherwise programming costs are expensed as incurred. In the opinion of management, pending receipt of significant Internet revenues, all website development is in the preliminary project stage. Accordingly, the Company has expensed all website development costs as incurred.

      Research, Development and Engineering

      Research and development costs are expensed as incurred and amounted to $0.8 million, $0.3 million and none in 1999, 1998 and 1997, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.2 million, $0.1 million and none in 1999, 1998 and 1997, respectively.

      Advertising Costs

      The Company expenses advertsing costs as incurred. The costs incurred in 1999 were $1.3 million.

      Income Taxes

      The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 20.

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

      Fiscal Year

      The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 1999 and 1998 were 52-week years. Fiscal 1997 was a 53-week year.

      Comprehensive Income (Loss)

      Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented on the accompanying Consolidated Balance Sheets, consists of the net unrealized gains on available-for-sale securities, net of tax, cumulative translation adjustments, net of tax, and the minimum pension adjustment.

      Income (Loss) Per Common Share

      Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (cont'd.)

      Stock Options

      The Company accounts for stock-based awards to employees in accordance with APB No. 25 ("APB 25"), Accounting for Stock Issued to Employees and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. See
Note 17.

      Fair Value of Financial Instruments

      For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company's Senior Notes have been valued at approximately par value at December 31, 1999 and December 31, 1998 by the underwriter; however no securities have traded in the secondary market. Management has determined that it is not practical to estimate fair value for note payable-other, as no market for such instruments currently exists. See Note 12.

      Recent Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

      In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

      Note 3 - Acquisition of Companies

      During 1999, the Company acquired in a step acquisition a majority interest in TV onthe WEB, and has invested a total of $10.6 million for its interest. The Company has recorded its proportionate share of the net loss for the period in 1999 during which the Company held a minority interest in TV onthe WEB, totaling $0.6 million, in other (income) expense. For the approximately seven-month period the Company has held a majority interest, 100% of the results of operations of TV onthe WEB has been included in the Company's consolidated results of operations.

      During 1999, the Company acquired in a step- acquisition a majority interest in AENTV, and has invested a total of $3.8 million for its interest. The Company has recorded its proportionate share of the net loss for the period in 1999 during which the Company held a minority interest in AENTV, totaling $0.1 million, in other (income) expense. For the approximately six-month period the Company has held a majority interest, 100% of the results of operations of AENTV has been included in the Company's consolidated results of operations.

      The Company allocated the purchase price to the acquired assets and assumed liabilities of TV onthe WEB and AENTV as follows:

                                                                  (in thousands)

      Current assets ..........................................   $       8,100
      Plant and equipment .....................................           1,400
      Goodwill ................................................           6,900
      Current liabilities .....................................          (3,200)
      Long-term debt ..........................................          (1,500)

      Goodwill is being amortized on a straight-line method over three years.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisition of Companies (cont'd.)

      As of June 30, 1998, the Company acquired the capital stock of MicroNet. In connection with the acquisition, Ampex issued 720,000 shares of Common Stock, valued at $1.2 million and assumed $3.5 million face amount of MicroNet Redeemable Junior Preferred Stock, notes payable of $5.5 million and other liabilities estimated at $4.7 million. The Company incurred acquisition costs of $0.6 million. The MicroNet Redeemable Junior Preferred Stock is redeemable out of a percentage of earnings of MicroNet beginning in fiscal 1999. However, MicroNet has reported losses since the acquisition date and no redemption payments have been made. Due to the contingent nature of the redemption provision, no value was ascribed to the MicroNet Redeemable Junior Preferred Stock in determination of the purchase price. The shares of the Company's Common Stock and MicroNet Redeemable Junior Preferred Stock are being held in escrow, pending resolution of certain contingencies for which the Company has been indemnified by the former stockholders of MicroNet.

      The acquisition of MicroNet has been accounted for under the purchase method of accounting. Accordingly, the results of operations of MicroNet and the fair value of the acquired assets have been included in the consolidated financial statements of the Company as of the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows:

                                                                  (in thousands)
      Current assets............................................   $      4,328
      Plant and equipment.......................................            400
      In-process research and development.......................            929
      Goodwill and other intangibles............................          6,067
      Accounts payable..........................................         (2,809)
      Accrued liabilities.......................................         (1,864)
      Notes payable.............................................         (5,474)

      The amounts allocated to intangible assets, including in-process research and development, were based on results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use and were valued using the "stage of completion" methodology prescribed by the Securities and Exchange Commission, and were charged to operations at the date of the acquisition. All other intangible assets acquired, including goodwill, are being amortized over five years.

      The following table presents unaudited pro forma information as if Ampex and the acquired companies had been combined as of the beginning of 1999 and 1998. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had the companies been a combined company during all of 1999 and 1998. The pro forma results include the effects of the purchase price allocation on amortization of acquired intangible assets and exclude the acquisition-related charge for the purchased in-process technology at MicroNet and compensation expense for stock of TV onthe WEB issued to founding stockholders for services rendered.

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      1999        1998
                                                                      ----        ----
                                                         (in thousands, except per share amounts)
Net sales ...............................................           $ 33,662    $ 19,642
                                                                    ========    ========
Net income (loss) .......................................           $(24,855)   $  6,760
                                                                    ========    ========

Basic income (loss) per share:
  Income (loss) per share ...............................           $  (0.47)   $   0.14
                                                                    ========    ========
  Weighted average number of common shares outstanding ..             53,137      47,572
                                                                    ========    ========

Diluted income (loss) per share:
  Income (loss) per share ...............................           $  (0.47)   $   0.13
                                                                    ========    ========
  Weighted average number of common shares outstanding ..             53,137      53,631
                                                                    ========    ========

Note 4 - Business Held for Disposition

      In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. Revenues of this segment totaled $51.6 million, $57.8 million and $80.3 million in 1999, 1998 and 1997, respectively. Total costs and operating expenses of this segment totaled $54.9 million, $62.2 million and $69.8 million in 1999, 1998 and 1997, respectively. Other (income) expense of this segment totaled $(0.2) million, $(0.5)

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Business Held for Disposition (cont'd.)

million and $(1.5) million in 1999, 1998 and 1997, respectively. Prospective buyers have only recently been approached by the Company's advisors. However, the Company believes that it will recognize a gain on the sale of Data Systems some time in fiscal 2000.

      A summary of the assets and liabilities of Data Systems at December 31, 1999 is as follows:

                                                                                 (in thousands)
      Current assets..........................................................   $        26,328
      Plant, plant and equipment, net.........................................             6,796
      Other assets............................................................               134
      Current liabilities.....................................................           (17,527)
      Long-term debt..........................................................              (752)
      Other liabilities.......................................................            (1,038)
      Other...................................................................              (881)
                                                                                 ---------------
      Net assets of segment to be sold........................................   $        13,060
                                                                                 ===============

Note 5 - Asset Writedowns

      In the fourth quarter of 1999, the Company elected not to exercise options to acquire additional ownership in Executive Branch Webcasting Corporation ("EBWC") but to proceed with the development of EXBTV.com as an iNEXTV-funded Internet video initiative. The Company wrote off its minority investment in EBWC totaling $1.5million. Also in the fourth quarter of 1999, the Company wrote off a minority investment in a company providing web hosting and Internet consulting services, totaling $0.5 million, since the Company is no longer involved in the strategic direction of that entity.

Note 6 - Computation of Basic and Diluted Income (Loss) per Share

      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income
(loss) per common share is provided as follows (in thousands, except per share amounts):

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                                1999        1998       1997
                                                             ---------   ---------   --------
Numerator
  Income (loss) from continuing operations ...............   $ (12,405)   $ 14,233   $  3,163
                                                             =========    ========   ========
  Net income (loss) available for common stockholders ....   $ (15,371)   $ 10,438   $ 14,803
                                                             =========    ========   ========
Denominator - Basic
  Weighted average common stock outstanding ..............      53,137      47,572     45,616
                                                             ---------    --------   --------
Basic income (loss) per share from continuing operations .   $   (0.23)   $   0.30   $   0.07
                                                             =========    ========   ========
Basic income (loss) per share ............................   $   (0.28)   $   0.22   $   0.32
                                                             =========    ========   ========
Denominator - Diluted
  Weighted average common stock outstanding ..............      53,137      47,572     45,616
  Effect of dilutive securities:
    Stock options ........................................          --         154        845
    Contingent shares ....................................          --         370         --
    Conversion of redeemable preferred stock .............          --       5,185         --
                                                             ---------    --------   --------
                                                                53,137      53,281     46,461
                                                             ---------    --------   --------
Diluted income (loss) per share from continuing operations   $   (0.23)   $   0.27   $   0.07
                                                             =========    ========   ========
Diluted income (loss) per share ..........................   $   (0.28)   $   0.20   $   0.32
                                                             =========    ========   ========

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Computation of Basic and Diluted Income (Loss) per Share (cont'd.)

      In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock which are being held in escrow pending the resolution of certain contingencies. These shares have been included in the computation of diluted weighted average common stock outstanding from their issue date in periods when their inclusion is dilutive.

      In the second quarter of 1998, the Company redeemed its 8% Noncumulative Preferred Stock by issuing 3,000,000 shares of Common Stock, $20 million face amount of Convertible Preferred Stock and $43.7 million face amount of Redeemable Preferred Stock. The 3,000,000 shares of Common Stock have been included in the computation of weighted average common stock outstanding since their issue date. In 1998, 5,000,000 shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and 5,000,000 shares of Common Stock potentially issuable on redemption of the Redeemable Preferred Stock, based on the Company's policy to make redemptions part in cash and part in stock, have been included in the computation of diluted weighted average common stock outstanding. In 1999, holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock and holders of 2,538 shares of Redeemable Preferred Stock were redeemed into 1,282,200 shares of Common Stock which are included in the weighted average common stock outstanding since the date of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the periods in 1999 since they are anti-dilutive. If the Company was to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 16,399,300 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation. At December 31, 1999 such additional shares of Common Stock would be anti-dilutive to the diluted income (loss) per share reported.

      Stock options to purchase 3,175,134 shares of Common Stock at prices ranging from $1.06 to $6.00 per share were outstanding at December 31, 1999, but were not included in the computation of diluted income (loss) per share as they are anti-dilutive.

      Stock options to purchase 2,384,477 shares of Common Stock at prices ranging from $1.0625 to $10.50 per share were outstanding at December 31, 1998, but were not included in the computation of diluted income (loss) per share because the exercise price was greater than the average market value of the common shares.

      Stock options to purchase 566,775 shares of Common Stock at prices ranging from $3.19 to $10.50 per share were outstanding at December 31, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares.

      In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 12. The Warrants were not included in the computation of diluted weighted average common stock outstanding at December 31, 1998 because the exercise price was greater than the average market value of the common shares. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of the exchange. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at December 31, 1999 as they are anti-dilutive.

Note 7 - Supplemental Schedule of Cash Flow Information

                                                                                   Year Ended December 31,
                                                                        -------------------------------------------
                                                                           1999             1998             1997
                                                                        -----------      -----------      ---------
                                                                                       (in thousands)
      Interest paid...................................................  $   5,332        $   3,408        $      86
      Income taxes paid...............................................      2,031            1,113            1,341
      Debt financing costs............................................         --            1,320               --
      Warrants    ....................................................       (459)             765               --
      Common stock issued for MicroNet acquisition....................         --            1,224               --
      Common stock issued for EBWC acquisition........................        731               --               --
      Common stock issued for services rendered.......................        721               --               --
      Redeemable nonconvertible preferred stock.......................         --          (69,970)              --
      Redeemable preferred stock......................................     (5,076)          43,718               --
      Convertible preferred stock.....................................    (16,230)          20,000               --
      Issuance of common stock........................................     21,765            6,252               --

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Investments

      The carrying and market value of investments are as follows at December 31, 1999 and 1998:

                                                 Available - for - Sale December 31, 1999
                                                 ----------------------------------------
                                                                                        Scheduled
                                          Carrying     Unrealized         Fair           Maturity
                                           Value         Gains           Value             Date
                                          -------      ----------       --------        ---------
                                                            (in thousands)
U.S. government and
    agency obligations ......             $26,759      $    --          $26,759         Jan.-Mar. 2000
Certificate of deposits .....               1,001           --            1,001         Mar. 2000

High yield mutual funds .....               3,166          141            3,307
                                          -------      -------          -------
    Total ...................             $30,926      $   141          $31,067
                                          -------      -------          -------
Due within 1 year ...........             $31,067

                                                 Available - for - Sale December 31, 1999
                                                 ----------------------------------------
                                                                                        Scheduled
                                          Carrying     Unrealized         Fair           Maturity
                                           Value         Gains           Value             Date
                                          -------      ----------       --------        ---------
                                                            (in thousands)
U.S. government and
    agency obligations .......            $39,222      $    --          $39,222         Jan.-Apr. 1999

High yield mutual funds ......             12,057           --           12,057
                                          -------      -------          -------
    Total ....................            $51,279      $    --          $51,279
                                          -------      -------          -------

U.S. convertible debentures ..              1,170           --            1,170         Sept. 2002
U.S. corporate securities ....                110           --              110
                                          -------      -------          -------
    Total ....................            $ 1,280      $    --          $ 1,280
                                          -------      -------          -------

Due within 1 year ............            $51,389
Due after 1 year .............              1,170

U.S. convertible debentures and corporate securities are reported as other assets.

Note 9 - Inventories

                                                             December 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------        ---------
                                                            (in thousands)

      Raw materials..............................      $    313        $   7,488
      Work in process............................            57            5,824
      Finished goods.............................         1,891            6,454
                                                       --------        ---------
           Total.................................      $  2,261        $  19,766
                                                       ========        =========

      At December 31, 1999, inventories associated with Data Systems have been reported in net assets of business held for disposition. However, inventories of Data Systems are included in the above table as of December 31, 1998. Inventories are stated net of reserves for obsolete and slow-moving items of $1.8 million and $17.6 million at December 31, 1999 and 1998, respectively. Inventory disposals, which had previously been fully reserved, totaled $1.6 million and $2.8 million, during 1999 and 1998, respectively.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Property, Plant and Equipment

                                                             December 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------        ---------
                                                            (in thousands)
      Land ......................................      $     --        $    952
      Buildings and improvements.................         2,727          10,887
      Furniture, fixtures and equipment..........         4,738          29,718
      Construction in progress...................            --             115
                                                          7,465          41,672
      Less accumulated depreciation..............        (2,102)        (31,126)
                                                       --------        --------
           Total.................................      $  5,363        $ 10,546
                                                       ========        ========

      At December 31, 1999, property, plant and equipment associated with Data Systems have been reported in net assets of business held for disposition. However, property, plant and equipment of Data Systems are included in the above table as of December 31, 1998. Depreciation charged to operations was $0.7 million, $0.1 million and none in 1999, 1998 and 1997, respectively. During the year, the Company did not retire any fixed assets.

Note 11 - Other Accrued Liabilities

                                                             December 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------        ---------
                                                            (in thousands)
      Compensation and employee benefits.........      $  2,963        $  5,214
      Pension....................................         1,950           5,104
      Interest payable...........................         1,567           1,581
      Warranty and other product costs...........           256           1,177
      Customer deposits..........................            --             899
      Environmental..............................            80              65
      Other......................................         1,097           3,861
                                                       --------        --------
           Total.................................      $  7,913        $ 17,901
                                                       ========        ========

      At December 31, 1999, other accrued liabilities associated with Data Systems have been reported in net assets of business held for disposition. However, other accrued liabilities of Data Systems are included in the above table as of December 31, 1998.

Note 12 - Debt

                                                                             December 31,
                                                                       -------------------------
                                                                         1999            1998
                                                                       --------        ---------
                                                                           (in thousands)
          Notes Payable
      Notes payable to selling stockholders of affiliate.........     $    934         $    --
      Note payable - other.......................................          169              180
                                                                      --------         --------
           Total.................................................     $  1,103         $    180
                                                                      ========         ========
           Long-term Debt

      Working capital facilities.................................     $     --         $      3
      Notes payable to selling stockholders of affiliate.........           31               --
      Notes payable - capital lease..............................          353               --
      Senior notes...............................................       43,530           43,377
                                                                      --------         --------
           Total.................................................     $ 43,914         $ 43,380
                                                                      ========         ========

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Debt (cont'd.)

      Working Capital Facilities

      Ampex had a loan from a foreign bank which was fully repaid in 1998. Ampex has a revolving credit line with a domestic financial institution to finance working capital requirements. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. Average borrowings under these agreements in 1999 were $0.02 million at an average interest rate of 8.9% and were $0.3 million at an average interest rate of 3.0% in 1998. Maximum borrowings outstanding at any time during 1999 and 1998 were $1.0 million and $1.4 million, respectively. At December 31, 1999, the Company had borrowings outstanding of $0.8 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 1998, the Company had borrowings outstanding of $2,549 and had letters of credit issued against the facility totaling $0.9 million. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company.

      Notes Payable to Selling Stockholders of Affiliate

      In connection with the Company's investment in TV onthe WEB, the selling stockholders of the predecessor business were issued cash and notes by TV onthe WEB as consideration for the purchase of the common stock of the predecessor business. The Notes are payable in quarterly installments, with a final payment due January 15, 2001, and bear interest at a rate of seven percent per annum. The Notes provide for offset of amounts due under the indemnification provisions of the stock purchase agreement. The Company has not made the scheduled note payment due December 31, 1999 and intends to withhold payments scheduled for 2000 pending resolution of disputes arising in connection with representations made by the selling stockholders to TV onthe WEB.

      Notes Payable - Capital Lease

      The Company is obligated under a number of capital leases for office equipment and company vehicles, which will expire over the next five-year period. See Note 14.

      Note Payable - Other

      The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at December 31, 1999 of $0.2 million is expected to be paid or converted into shares of Common Stock in 2000.

      Senior Notes

      In January 1998, the Company issued $30.0 million of its 12% Senior Notes ("Notes"), together with Warrants to purchase 1.02 million shares of Common Stock. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the time of issuance, the Warrants were valued using the Black-Scholes model. The value assigned to the Warrants was $765,000, which is being amortized against interest expense over the term of the Notes. At the end of June 1998, the Company issued an additional $14.0 million Senior Notes. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1998. The Notes will mature on March 15, 2003. The Company may redeem the Notes, in whole or in part, at any time after March 15, 2000, at redemption prices expressed as percentages of the principal amount of the Notes ranging from 100% to 106% depending on the redemption date, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future subordinated indebtedness of the Company.

      Noncurrent Maturities of Long-term Debt

      The following table summarizes the scheduled noncurrent maturities of the Company's long-term debt as of December 31, 1999, for years subsequent to 2000:

              Year              (in thousands)
              ----
              2003             $        44,031

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Other Liabilities

                                                             December 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------        ---------
                                                            (in thousands)

      Pension....................................      $  1,911        $ 28,062
      Reserve for tax liabilities................        11,614          11,614
      Other postemployment benefits..............         6,557           7,009
      Environmental..............................         1,552           1,850
      Other......................................            --           2,935
                                                       --------        --------
          Total..................................      $ 21,634        $ 51,470
                                                       ========        ========
      At December 31, 1999, other liabilities associated with Data Systems have been reported in net assets of business held for disposition. However, other liabilities of Data Systems are included in the above table as of December 31, 1998.

      The increase in deferred pension asset and decrease in the minimum pension and pension liability accounts was attributable to the gain on the fair value of the plan assets and the increase of the discount rate from 6.5% in 1998 to 7.75% in 1999 due to an increase in long-term interest rates. See Note 18.

Note 14 - Commitments and Contingencies

      Leases

      The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 1999 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

    Year                                                    (in thousands)

   2000..............................................        $    2,218
   2001..............................................             2,090
   2002..............................................             1,966
   2003..............................................             1,893
   2004..............................................             1,530
   Thereafter........................................             3,465
                                                             ----------
                                                             $   13,162
                                                             ==========

      Total rent expense for all operating leases was $2.1 million, $0.8 million and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999:

   Year                                                 (in thousands)
   2000.................................................   $    222
   2001.................................................        187
   2002.................................................        143
   2003.................................................        123
   2004.................................................         42
                                                           --------
   Net minimum lease payments...........................        717
   Less amount representing interest....................        (18)
                                                           --------
   Present value of net minimum lease payments..........   $    699
                                                           ========

      The gross book value and accumulated depreciation of capital leases at December 31, 1999 was $0.6 million and $0.1 million, respectively.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (cont'd.)

      Legal Proceedings

      The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

      On January 7, 2000, a suit was filed against the Company and others by Information Super Station ("ISS"), the majority stockholder of EBWC, in which the Company's Internet subsidiary, iNEXTV held a minority interest. The suit seeks an injunction or recovery of damages in the amount of $600 million. The Company believes that the suit is without merit. On February 1, 2000, the Company filed suit against ISS and others under the Federal securities laws seeking contract recission and damages in connection with activities related to the Company's investment.

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

      The Company has not accrued any liability for costs that might be assessed against it by federal or state environmental agencies involving sites owned by the Company's former subsidiary Media. Media is primarily responsible for the cleanup at its facilities and at off site locations. The Company believes that it has no contingent liability in connection with the Media properties.

      Guarantees

      The Company has certain arrangements with banks primarily to facilitate the issuance of performance guarantees or letters of credit. At December 31, 1999 and 1998, the Company was contingently liable for $1.2 million and $0.9 million, respectively, of general performance guarantees and letters of credit.

Note 15 - Preferred Stock

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

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Preferred Stock (cont'd.)

      Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In 1999, the holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on its Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In 1999, the Company issued 1,242,245 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.3 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2000.

      The MicroNet Redeemable Junior Preferred Stock has a liquidation value of $5.0 million and is redeemable out of a percentage of earnings of MicroNet beginning in fiscal 1999. No redemption payments have been made because MicroNet has reported losses since its date of acquisition. Due to the contingent nature of the redemption provision, no value has been ascribed to the MicroNet Redeemable Junior Preferred Stock in determination of the purchase price. The shares of the MicroNet Redeemable Junior Preferred Stock are being held in escrow, pending resolution of certain contingencies for which the Company has been indemnified by the former stockholders of MicroNet.

Note 16 - Related Party Transactions

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

      During 1999, the Company extended the maturity date of the notes originally issued in 1995, 1997 and 1998 an additional five years to January 24, 2005, October 15, 2007 and February 15, 2008, respectively.

Note 17 - Common Stock, Stock Options and Warrants

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

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Common Stock, Stock Options and Warrants (cont'd.)

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

      On June 18, 1999, at the Company's Annual Meeting, stockholders authorized the issuance of an additional 4,000,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is currently authorized to issue up to 8,250,000 shares of Common Stock under the Stock Incentive Plan.

      On November 6, 1998, the Committee authorized the Company to allow holders of certain "out-of-the-money" stock options to voluntarily cancel these options in exchange for an equivalent number of new options. The new options were granted at an exercise price of $1.0625, which was the fair value of the Common Stock on November 6, 1998, and with new vesting and expiration schedules. Of the 1,474,850 options eligible for exchange, option holders elected to exchange 1,455,850 options that had exercise prices of $2.00 to $4.875.

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

      At December 31, 1999, there were 3,175,134 options outstanding, including 1,328,253 vested options. The exercise prices range from $1.0625 to $6.00 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

                                                                                                                       Weighted
                                            Shares              Number               Price            Aggregate         Average
                                           Available              of                  per             Exercise         Exercise
                                           for Grant            Options              Share              Price            Price
                                           ---------           ---------        -------------      -------------     ----------
Balances, December 31, 1996                1,450,300           2,396,900        $  1.50-10.50      $   9,765,231     $   4.07
Granted                                     (990,000)            990,000            2.38-7.94          3,789,813         3.83
Canceled                                     899,745            (899,745)          1.50-10.50         (6,023,836)        6.70
Exercised                                         --            (177,290)           1.50-5.75           (384,298)        2.17

                                           ---------           ---------        -------------      -------------     --------
Balances, December 31, 1997                1,360,045           2,309,865        $  1.50-10.50      $   7,146,910     $   3.09
Granted                                   (1,954,600)          1,954,600            1.06-2.94          2,649,069         1.36
Canceled                                   1,870,648          (1,870,648)           1.50-2.38         (6,282,617)        3.36
Exercised                                         --             (50,840)          1.50-10.50            (92,010)        1.81

                                           ---------           ---------        -------------      -------------     --------
Balances, December 31, 1998                1,276,093           2,342,977        $  1.06-10.50      $   3,421,358     $   1.46
Authorized                                 4,000,000                  --                   --                 --           --
Granted                                   (1,298,850)          1,298,850            2.13-5.88          4,696,869         3.62
Canceled                                     154,977            (154,977)          1.06-10.50           (620,292)        4.00
Exercised                                         --            (311,716)           1.06-3.75           (406,674)        1.30

                                           ---------           ---------        -------------      -------------     --------
Balances, December 31, 1999                4,132,220           3,175,134        $   1.06-6.00      $   7,091,261     $   2.23
                                           =========           =========        =============      =============     ========

      For the years ended December 31, 1999, 1998 and 1997, the weighted average fair value of options granted was $2.10, $0.65 and $2.76 per share, respectively.

      At December 31, 1999 and 1998, there were 816,000 and 1,020,000 Warrants outstanding, respectively, exercisable at $2.25 per share, to provide a like number of shares of Common Stock. At December 31, 1997, there were no Warrants outstanding.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Common Stock, Stock Options and Warrants (cont'd.)

      The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                                                                                             Options Currently
                            Options Outstanding                                                 Exercisable
  ------------------------------------------------------------------------------      -------------------------------
                                                 Weighted
                                                  Average           Weighted                               Weighted
                                                Remaining           Average                                Average
  Exercise               Number                 Contractual         Exercise             Number            Exercise
   Prices             Outstanding               Life (Years)          Price           Exercisable            Price
   ------             -----------               ------------        ---------         -----------          --------
$1.06-$2.50            2,148,802                    3.82             $   1.38           1,257,745           $   1.30
$2.56-$4.88              985,273                    2.30                 3.95              50,273               3.72
$5.75-$6.00               41,059                    1.80                 5.85              20,235               5.82
                       ---------                    ----             --------           ---------           --------
                       3,175,134                    3.32             $   2.23           1,328,253           $   1.46
                       =========                    ====             ========           =========           ========

The fair values of options at the date of grant was estimated using the Black-Scholes with the following weighted average assumptions:


                                                                                           December 31,
                                                                     -----------------------------------------------------
                                                                          1999                1998                 1997
                                                                     ------------         -----------          -----------
        Expected life (years)...................................        1.0 - 3.5           1.5 - 3.5            1.5 - 5.5
                                                                     ------------         -----------          -----------
        Risk-free interest rate.................................     4.59 - 6.59%         4.4 - 5.65%          5.6 - 6.54%
                                                                     ------------         -----------          -----------
        Expected volatility.....................................       0.95 - 1.5         0.75 - 1.22          0.85 - 1.41
                                                                     ------------         -----------          -----------
        Expected dividend yield.................................               --                  --                   --
                                                                     ------------         -----------          -----------

Subsidiary ISO Plan

      Effective January 1, 1999, the TV onthe WEB 1999 Long-term Incentive Plan for directors, officers and other key employees and consultants provides for the granting of "nonqualified stock options" and "incentive stock options" to acquire Common Stock of TV onthe WEB and/or the granting of stock appreciation rights and other stock-based awards to obtain, in cash or shares of Common Stock of TV onthe WEB, the benefit of the appreciation of the value of shares of Common Stock of TV onthe WEB after the grant date. A Compensation Committee of the Board of Directors ("TV onthe WEB Committee") is authorized to grant options, which in aggregate shall not exceed 12.5% of the total number of issued and outstanding shares of Stock of TV onthe WEB, for a term not greater than 10 years at a base price at least equal to the fair market value, as defined. The TV onthe WEB Committee shall determine the time or times at which an option may be exercised in whole or in part, the method by which such exercise price may be paid and the form of payment. At December 31, 1999, the TV onthe WEB Committee had granted as options approximately 10% of the total number of issued and outstanding shares of stock of TV onthe WEB and the current share value of all options issued was below the exercise price. No options were exercised during 1999.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Common Stock, Stock Options and Warrants (cont'd.)

      The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value of the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and diluted income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                               Year Ended December 31,
                                                                     -----------------------------------------
                                                                        1999            1998            1997
                                                                     -----------------------------------------
                                                                                   (in thousands)
Net income (loss) available for common stockholders:
        As reported.............................................     $  (14,997)     $  10,438      $   14,803
                                                                     ----------      ---------      ----------
        Pro forma...............................................     $  (17,790)     $   8,231      $   12,360
                                                                     ----------      ---------      ----------
Basic income (loss) per share:
        As reported.............................................     $    (0.28)     $    0.22      $     0.32
                                                                     ----------      ---------      ----------
        Pro forma...............................................     $    (0.33)     $    0.17      $     0.27
                                                                     ----------      ---------      ----------
Diluted income (loss) per share:
        As reported.............................................     $    (0.28)     $    0.20      $     0.32
                                                                     ----------      ---------      ----------
        Pro forma...............................................     $    (0.33)     $    0.15      $     0.27
                                                                     ----------      ---------      ----------

      The above pro forma disclosures include the effect as if the TV onthe WEB 1999 Long-term Incentive Plan had been accounted for under the fair value method prescribed by FAS 123. These proforma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

Note 18 - Pension Plans

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

      Pension expense for the domestic plan in 1999, 1998 and 1997 consisted of the following:

                                                                                 Year Ended December 31,
                                                                        ----------------------------------------
                                                                            1999          1998           1997
                                                                            ----          ----           ----
                                                                                             (in thousands)
      Service cost....................................................  $       --     $       --     $       --
      Interest on projected benefit obligation........................      11,744         11,217         11,389
      Actual return on assets.........................................     (26,122)       (20,538)        (7,673)
      Amortization of unrecognized prior service costs................      25,301          8,526          4,401
                                                                        ---------      ---------      ---------
         Net periodic pension cost (benefit)..........................  $      821     $     (785)    $     (685)
                                                                        ==========     ==========     ==========

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension Plans (cont'd.)

      The domestic plan funded status and amounts included in the consolidated balance sheets are as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                              1999                1998
                                                                          ------------        ------------
                                                                                   (in thousands)
      Actuarial present value of benefits:
          Vested.......................................................  $    164,747        $    187,209
          Nonvested....................................................            --                  --
                                                                         ------------        ------------
            Total accumulated benefits.................................  $    164,747        $    187,209
                                                                         ============        ============
      Projected benefit obligation.....................................  $   (164,747)       $   (187,209)
      Less: plan assets at fair value..................................       175,803             157,578
                                                                         ------------        ------------
                                                                               11,056             (29,631)

      Unrecognized net loss............................................        (5,485)                 --
      Tax benefit of excess pension liability..........................            --                  --
                                                                         ------------        ------------
      Prepaid (accrued) pension cost...................................  $      5,571        $    (29,631)
                                                                         ============        ============

      The Company remains the plan sponsor of a pension plan ("Media Plan") although it disposed of the company ("Media") in November 1995. Media is contractually required to provide funding for its obligations under the plan, but if it fails to do so, the Company will be required to make any required termination liability payments. As of December 31, 1999, the Company's consolidated balance sheets included $1.9 million in "other accrued liabilities" for potential contingencies associated with the Media Plan. The Media Plan's projected benefit obligation and plan assets at fair value at December 31, 1999, were approximately $42.2 million and $43.8 million, respectively.

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                                    December 31,
                                                                          --------------------------------
                                                                              1999                1998
                                                                          ------------        ------------
                                                                                   (in thousands)
      Change in benefit obligation:
           Benefit obligation at the beginning of the year.............  $   187,209         $    178,828
           Interest cost...............................................       11,744               11,217
           Actuarial gain (loss).......................................      (21,230)               9,826
           Benefits paid...............................................      (12,976)             (12,663)
                                                                         -----------         ------------
           Benefit obligation at the end of the year...................  $   164,747         $    187,209
                                                                         ===========         ============
      Change in plan assets:
           Plan assets at the beginning of the year....................  $   157,578         $    144,705
           Actual return on plan assets................................       26,122               20,528
           Company contributions.......................................        5,079                5,008
           Benefits paid...............................................      (12,976)             (12,663)
                                                                         -----------         ------------
           Plan assets at the end of the year..........................  $   175,803         $    157,578
                                                                         ===========         ============

           Funded status...............................................  $    11,056         $    (29,631)
           Unrecognized net actuarial loss/(gain)......................       (5,130)              31,269
                                                                         -----------         ------------
           Prepaid (accrued) benefit cost..............................  $     5,926         $      1,638
                                                                         ===========         ============

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Pension Plans (cont'd.)

      Actuarial assumptions as of December 31, 1999 and 1998 are as follows:


                                                                                    December 31,
                                                                            ---------------------------
                                                                                1999            1998
                                                                            ------------     ----------
          Assumed discount rate...........................................  7.75%                  6.5%
          Rate of compensation increase...................................    N/A                   N/A
          Expected long-term rate of return...............................   9.0%                  9.0%

      Assets of the domestic pension plan are invested in directed trusts. At December 31, 1999 and 1998, assets of the directed trusts were primarily invested in U.S. government obligations, corporate stocks and bonds and units of common investment funds consisting of short-term interest bearing instruments and common stock.

      In accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, the Company has recorded a deferred pension asset of $5.6 million at December 31, 1999, representing the excess of the fair value of plan assets less the unrecognized net actuarial gain over the accumulated benefit obligation. At December 31, 1998, the Company recorded a minimum pension liability of $29.6 million, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 1998. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders' deficit. For 1998, stockholders' deficit was charged $0.02 million.

      The components of foreign pension expense were as follows:

                                                                   Year Ended December 31,
                                                             ----------------------------------
                                                                1999        1998         1997
                                                             --------     --------     --------
                                                                        (in thousands)
      Service cost.......................................... $    --     $     47     $    41
      Interest cost.........................................     118          115         127
      FAS 88 income.........................................    (207)          --          --
      Amortization and deferral.............................      --           11          10
                                                             --------    ---------    ---------
        Net periodic pension cost (benefit)................. $   (89)    $    173     $   178
                                                             ========    =========    =========

      The reconciliation of the funded status of the foreign plans is as follows:


                                                                                         December 31,
                                                               -------------------------------------------------------------
                                                                          1999                              1998
                                                                     Plans in Which                    Plans in Which
                                                               -----------------------------      --------------------------
                                                                 Assets          Accumulated         Assets      Accumulated
                                                                 Exceed           Benefits           Exceed        Benefits
                                                               Accumulated         Exceed          Accumulated      Exceed
                                                                 Benefits           Assets           Benefits       Assets
                                                               -----------       -----------      ----------      ----------
                                                                                            (in thousands)
    Actuarial present value of benefits:
       Vested...............................................   $        --       $     1,777      $       --      $    1,835
       Nonvested............................................            --                 -              --             99
                                                               -----------       -----------      ----------      ----------
         Total accumulated benefits.........................   $        --       $     1,777      $       --      $    1,934
                                                               ===========       ===========      ==========      ==========

    Projected benefit obligation............................   $        --       $    (1,777)     $       --      $   (2,212)
    Less: plan assets at fair value.........................            --                 -              --              --
                                                               -----------       -----------      ----------      ----------
                                                                        --            (1,777)             --          (2,212)
    Remaining unrecognized transition
       net (asset) obligation...............................            --                (7)             --               2
                                                               -----------       -----------      ----------      ----------
    Prepaid (accrued) pension cost..........................   $        --       $    (1,784)     $       --      $   (2,210)
                                                               ===========       ===========      ==========      ==========

      Effective July 1, 1996, the United Kingdom defined benefit pension plan was terminated and replaced by a new defined contribution retirement plan.

      The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to less than $0.1 million for each year ended December 31, 1999, 1998 and 1997, respectively.

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Royalty Income

      In 1999, 1998 and 1997, the Company received and recognized payments attributable to the settlement of patent litigation and other negotiated settlements related to prior years' sales of products by licensees. Such payments amounted to $6.7 million, $2.0 million and $4.6 million in 1999, 1998 and 1997, respectively. The balance of royalties earned in these years represents royalties for product shipments in the current period.

Note 20 - Income Taxes

      Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

                                                                                  Year Ended December 31,
                                                                            1999            1998            1997
                                                                        -----------      ---------       ---------
                                                                                       (in thousands)

      Domestic  ...................................................     $   (10,017)     $     143       $   4,316
      Foreign   ...................................................             378           (238)            (24)
                                                                        -----------      ---------       ---------
                                                                        $   (10,395)     $     (95)      $   4,292
                                                                        ===========      =========       =========

      The provision for (benefit of) income taxes consisted of the following:

                                                                                  Year Ended December 31,
                                                                            1999            1998            1997
                                                                        -----------      ---------       ---------
                                                                                       (in thousands)
      Current:
           Federal.................................................     $        --      $     (44)      $     (77)
           State...................................................              --             10             (44)
           Foreign.................................................              --              5              --
           Foreign withholding taxes on royalty income.............           2,010          1,079           1,250
                                                                          ---------      ---------       ---------
                                                                              2,010          1,050           1,129
                                                                          ---------      ---------       ---------
      Long-term:
           State...................................................              --         (5,227)             --
           Foreign.................................................              --        (10,151)             --
                                                                          ---------      ---------       ---------
                                                                                 --        (15,378)             --
                                                                          ---------      ---------       ---------
                                                                        $     2,010      $ (14,328)      $   1,129
                                                                        ===========      =========       =========

      The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 1999, 1998, and 1997) to income from continuing operations before income taxes and the actual provision for income taxes was as follows:

                                                                                  Year Ended December 31,
                                                                            1999            1998            1997
                                                                        -----------      ---------       ---------
                                                                                       (in thousands)
      Federal income tax provision at statutory rate...............     $    (3,374)     $     157       $   1,868
      Domestic losses not benefited................................           3,506           (199)             --
      Foreign gains not taxed......................................            (131)            --              --
      Foreign losses not benefited.................................              --             47              --
      Rates in excess of U.S.......................................            2009          1,079             595
      Temporary differences not previously benefited...............              --             --          (1,232)
      Net operating losses not previously benefited................              --
      Reversal of long-term state and
           foreign income tax reserves.............................              --        (15,378)             --
      Other, net...................................................              --            (34)           (102)
                                                                        -----------      ---------       ---------
                                                                        $     2,010      $ (14,328)      $   1,129
                                                                        ===========      =========       =========

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Income Taxes (cont'd.)

      The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 1999 and 1998:

                                                                                    December 31,
                                                                          --------------------------------
                                                                              1999                1998
                                                                          ------------        ------------
                                                                                   (in thousands)
      Inventory basis differences..................................      $        657         $     6,584

      Restructuring reserves and other liabilities not yet
           deductible for tax purposes.............................               987              10,404

      Loss carryforwards...........................................            45,631              41,285

      Foreign withholding taxes on undistributed earnings
           of foreign subsidiaries.................................            (1,213)             (1,213)

      Property, plant and equipment
           Basis differences.......................................              (107)                876

      Credit from prior year's minimum tax.........................             1,133               1,191

      Other........................................................               315               7,739

      Less valuation allowance.....................................           (48,616)            (68,079)
                                                                         ------------        ------------
              Deferred tax liability...............................      $     (1,213)       $     (1,213)
                                                                         ============        ============

      A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized.

      In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. As at December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of $128.8 million expiring in the years 2005 through 2014. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 21 - Segment Reporting

      The Company has the following operating segments: high-performance magnetic disk arrays; licensing of intellectual property and Internet video production and distribution. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Segment Reporting (cont'd.)

                                                                             Year Ended December 31, 1999
                                                ------------------------------------------------------------------------------------

                                                                                   Licensing of      Eliminations
                                                 Internet                          Intellectual          and
                                                   Video            MicroNet         Property         Corporate            Totals
                                                -----------       -----------       -----------      ------------       ------------

Revenues from external customers..............  $     1,909       $    10,988       $    19,850       $      (188)      $    32,559
Interest income...............................          108                --                --             2,277             2,385
Interest expense..............................          140             1,366                --             4,053             5,559
Depreciation, amortization and accretion......          289               127                --               976             1,392
Segment income (loss).........................      (18,934)           (4,111)           18,582            (1,390)           (5,853)
Segment assets................................       17,551             8,005                 3            61,760            87,319
Expenditures for segment assets...............        1,518               304                --               286             2,108

                                                                             Year Ended December 31, 1999
                                                ------------------------------------------------------------------------------------

                                                                                   Licensing of      Eliminations
                                                 Internet                          Intellectual          and
                                                   Video            MicroNet         Property         Corporate            Totals
                                                -----------       -----------       -----------      ------------       ------------

Revenues from external customers..............  $        --       $     5,516       $    10,591       $        --       $    16,107
Interest income...............................           --                --                --             2,982             2,982
Interest expense..............................           --               477                --             3,805             4,282
Depreciation, amortization and accretion......           --                34                 2               756               792
Segment income (loss).........................           --            (1,958)            9,087            (5,686)            1,443
Segment assets................................           --             8,631                 3           107,367           116,001
Expenditures for segment assets...............           --                --                --             2,194             2,194

                                                                             Year Ended December 31, 1999
                                                ------------------------------------------------------------------------------------

                                                                                   Licensing of      Eliminations
                                                 Internet                          Intellectual          and
                                                   Video            MicroNet         Property         Corporate            Totals
                                                -----------       -----------       -----------      ------------       ------------

Revenues from external customers..............  $        --       $        --        $   12,550       $        --       $    12,550
Interest income...............................           --                --                --             1,345            1,345
Interest expense..............................           --                --                --                --               --
Depreciation, amortization and accretion......           --                --                 1               229              230
Segment income (loss).........................           --                --             6,848            (2,560)           4,288
Segment assets................................           --                --                 3            81,668           81,671
Expenditures for segment assets...............           --                --                --               448              448

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- Foreign Operations

      The following table shows certain financial information relating to the Company's operations in various geographical areas:

                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
                                                                            1999            1998            1997
                                                                        -----------      ----------      ---------
                                                                                       (in thousands)
      Total revenue:
           United States..........................................      $    32,559      $   16,107      $  12,550


                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
                                                                            1999            1998            1997
                                                                        -----------      ----------      ---------
                                                                                       (in thousands)
      Income (loss) from continuing operations before income taxes:
           United States..........................................      $     3,921     $    5,841      $  10,688
           Europe, Africa and the Middle East.....................               (3)           313           (247)
           Other foreign..........................................               --             18            (14)
           Eliminations and corporate expenses....................          (14,313)        (6,267)        (6,135)
                                                                        -----------     ----------      ---------
                  Total...........................................      $   (10,395)    $      (95)     $   4,292
                                                                        ===========     ==========      =========

      Gain (loss) on business held for disposition:
           United States..........................................      $    (1,630)    $   (3,285)     $   8,542
           Europe, Africa and the Middle East.....................           (1,080)           457            386
           Other foreign..........................................              (49)           154            919
           Eliminations and corporate expenses....................             (207)        (1,121)         1,793
                                                                        -----------     ----------      ---------
                  Total...........................................      $    (2,966)    $   (3,795)     $  11,640
                                                                        ===========     ==========      =========

                                                                                           Year Ended December 31,
                                                                                      --------------------------------
                                                                                          1999                1998
                                                                                      ------------        ------------
                                                                                               (in thousands)
      Identifiable assets:
           United States...........................................................     $   25,637     $   38,226
           Europe, Africa and the Middle East......................................             92          5,007
           Other foreign...........................................................          1,136          1,595
           Eliminations and corporate assets.......................................         60,454         71,173
                                                                                        ----------     ----------
                  Total............................................................     $   87,319     $  116,001
                                                                                        ==========     ==========

      Transfers between geographic areas are at cost plus a reasonable profit. Sales from the United States include export sales to unaffiliated customers of $1.3 million, $0.6 million and none in 1999, 1998 and 1997, respectively. Identifiable assets are classified by the location of the Company's facilities and include cash, investments, accounts receivable, inventories, intangible assets, other assets, net assets of business held for disposition, deferred pension and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable, deferred pension and intangible assets at December 31, 1999 and 1998.

Note 23 - Major Customers

      The Company recorded revenue from two licensees in 1999 and 1997 and three licensees in 1998, which each individually accounted for more than 10% of the total revenue and collectively accounted for 41.9%, 48.9% and 79% of total revenue in 1999, 1998 and 1997, respectively.

                                AMPEX CORPORATION

                                 1999 FORM 10-K

                                  EXHIBIT INDEX

Description

10.8 Fourth Amendment Agreement to Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated April 7, 1999.

10.9 Form of Employment Security Letter entered into between the Company and Messrs. Atchison, Cooper, McKibben, Jacquet and Talcott (executive officers of the Company), dated July 24, 1998.

10.12 Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant.

21.1  Subsidiaries of the Company.

23.1  Consent of Independent Accountants.

25.1  Power of Attorney (included in the signature page of this Report).

27.1  Financial Data Schedule.