Form 10-K/A
period 1999-12-31
AMPEX CORP /DE/
filed 2000-04-10
CIK 887433

                                  FORM 10-K/A

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.[ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of January 28, 2000 was approximately $166,667,235, based on a price of $3.50 per share, which was the closing price of the Registrant's Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of common stock outstanding.

As of January 28, 2000 there were 56,324,384 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K/A.

                                AMPEX CORPORATION

                                  FORM 10-K/A

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

      The Company's Internet video businesses are conducted primarily through its iNEXTV subsidiary, which manages the Company's Internet operations, and its Internet Technology Group ("ITG"), which was organized to conduct the research, development and engineering of products and services for the Internet. The iNEXTV network currently includes: Alternative Entertainment Network, Inc. ("AENTV" or "AENTV.com"), a provider of on-demand streaming video sites about the entertainment industry; EXBTV.com, a producer and netcaster of original Internet programming, covering the executive branch of the U.S. government; TV onthe WEB, Inc. ("TV onthe WEB" or "TVontheWEB.com"), a leading provider of webcasting and other Internet video services; and TV1 Internet Television ("TV1" or "TV1.de"), one of the leading European webcasters. Ampex's Internet operations are at an early stage of development, and have not yet produced significant revenues. Accordingly, these operations involve a material risk of loss, and can be expected to be unprofitable for a substantial period of time. See "Risk Factors- Risks Associated with iNEXTVon and Internet Video Strategy" and "Risk of Continuing Losses."

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

Forward-Looking Statements

      This Form 10-K/A contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under "Risk Factors," below. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K/A, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

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

      The information with respect to total revenues, income (loss) from continuing operations before income taxes, income (loss) on business held for disposition and identifiable assets of the Registrant's industry segments and operations outside the United States is contained in the Notes to Consolidated Financial Statements captioned "Segment Reporting" and "Foreign Operations" on pages F-26 to F-28 of the Company's 1999 Consolidated Financial Statements.

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

      Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 1999, the Company had an accrued liability of $1.6 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no material contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

(7) These facilities are leased under two agreements with expiration dates in June 2001 and December 2004.

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

      Cost of Product Sales. Product costs associated with MicroNet sales were $8.6 million and $4.1 million in 1999 and the six-month period since acquisition, respectively. The Company has been transitioning MicroNet's product line to focus on higher margin disk arrays and storage area network products. Gross margins on such products are generally higher than on the Company's current product lines.

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

      Amortization of Goodwill and Asset Writedown. In connection with the acquisitions of each of MicroNet, TV onthe WEB and AENTV, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in the recording of goodwill. Goodwill is being amortized on a straight-line basis over a three-to-five year period from the respective dates of acquisition. Additional goodwill may be recognized to the extent that future payments are required to be paid on the MicroNet preferred stock, or if the Company exercises options to acquire controlling equity interest in its other Internet video affiliates. The rapid amortization policy results in material charges against operations and increased losses being recognized. In the fourth quarter of 1999, the Company elected not to exercise options to acquire additional ownership in Executive Branch Webcasting Corporation ("EBWC") but to proceed with the development of EXBTV.com as an iNEXTV-funded Internet video initiative. The Company wrote off its minority investment in EBWC totaling $1.5 million. Also in the fourth quarter of 1999, the Company wrote off a minority investment in a company providing web hosting and Internet consulting services, totaling $0.5 million, since the Company is no longer involved in the strategic direction of that entity.

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

      Provision for (Benefit of) Income Taxes. The provisions for income taxes in 1999 and 1997 consist primarily of foreign income taxes and withholding taxes on royalty income. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarters of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. See Note 20 of Notes to Consolidated Financial Statements. The Company was not required to include any material provision for U.S. Federal income tax in any of the last three fiscal years due to the utilization of net operating loss carry forwards and timing differences. At December 31, 1999, the Company had net operating loss carry forwards for income tax purposes of $130.4 million, expiring in the years 2005 through 2014.

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

      Income (Loss) of Business Held for Disposition. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations and Comprehensive Income (Loss), a gain (loss) of business held for disposition, net of taxes of ($3.0) million, ($3.8) million and 11.6 million in 1999, 1998 and 1997, respectively. Revenues of this segment totaled $51.6 million, $57.8 million and $80.3 million in 1999, 1998 and 1997, respectively. Total costs and operating expenses of this segment totaled $54.9 million, $62.2 million and $69.8 million in 1999, 1998 and 1997, respectively. Other (income) expense of this segment totaled $(0.2) million, ($0.5) million and ($1.5) million in 1999, 1998 and 1997, respectively. Prospective buyers have only recently been approached by the Company's advisors. However, the Company believes that it will recognize a gain on the sale of Data Systems some time in fiscal 2000.

      Net Income (Loss). The Company reported a net loss of $15.4 million in 1999 and net income of $10.4 million in 1998 and $14.8 million in 1997, primarily as a result of the factors discussed above under "Operating Income
(Loss)", "Provision for (Benefit of) Income Taxes" and "Income (Loss) of Business Held for Disposition."

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

Liquidity and Capital Resources

      Cash Flow. At December 31, 1999, the Company had cash and short-term investments of $41.7 million and working capital of $38.5 million. At December 31, 1998, the Company had cash and short-term investments of $62.6 million and working capital of $70.0 million. Data Systems, which is accounted for as a Discontinued Operation, had working capital of $8.8 million and $16.8 million at December 31, 1999 and 1998, respectively. Working capital of Data Systems has been classified in net assets of business held for disposition at December 31, 1999, whereas such balances are included in the respective balance sheet accounts of the Company at December 31, 1998. The decline in cash and short-term investments from 1998 to 1999 results primarily from operating losses of the Company's Internet video businesses, operations of the Internet Technology Group and operating losses of MicroNet. These losses more than offset operating income from the Company's non-Internet technology licensing activities. Cash used in continuing operations totaled $11.9 million in 1999 and $5.8 million in 1998. Cash provided from (used in) discontinued operations totaled $2.0 million in 1999 and $(2.9) million in 1998.

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

(c)    Exhibits. See Item 14(a)(3) above.

       Financial Statement Schedules. See Items 8 and 14(a)(2) above.

* Filed Herewith.

                             SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements, and the Notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," both of which are included elsewhere herein. There have been no cash dividends declared for the periods presented. In February 2000, the Company announced its intention to sell Data Systems and therefore has classified this subsidiary as a business held for disposition in the Statement of Operations for all periods presented and a net asset of business held for disposition in the Balance Sheet for 1999. In November 1995, the Company completed the divestiture of its Media subsidiaries, which had been accounted for as a business held for disposition since the second quarter of 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the table below.


Statement of Operations Data (1)(2):
                                                                         Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                            1999              1998                1997              1996                1995
                                           -------            -------            -------             -------            -------
                                                                 (in thousands, except per share data)
Total revenue                              $32,559            $16,107            $12,550             $10,497            $15,006
Total costs and operating expenses          38,748             14,583              9,067               9,513              3,314
Income (loss) from continuing
 operations                                (12,405)            14,233              3,163                 340              9,080
Net income (loss)                          (15,371)            10,438             14,803                 340             52,966
Diluted income (loss) per share
 from continuing operations                  (0.23)              0.27               0.07                0.01               0.25
Diluted income (loss) per share              (0.28)              0.20               0.32                0.01               1.18

Balance Sheet Data (2):
                                                                         Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                             1999               1998              1997                1996                1995
                                           -------            -------            -------             -------            -------
                                                                            (in thousands)
Working capital                            $38,461            $69,958            $44,607             $39,277            $10,742
Total assets                                87,319            116,001             81,671              84,492             88,651
Long-term debt                              43,914             43,380                  2                 914             31,585
Redeemable preferred stock                  38,642             43,718             69,970              69,970             69,970
Convertible preferred stock                  3,770             20,000                 --                  --                 --
Total stockholders' deficit                (33,506)           (71,154)           (90,015)            (86,360)          (127,357)

(1) The sale of Media as discontinued operations in November 1995 is reflected in the Statement of Operations for 1995.

(2) Classifies Data Systems as a business held for disposition in the Statement of Operations for all periods presented and a net asset of business held for disposition in the Balance Sheet for 1999.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMPEX CORPORATION


                                        By: /s/ Edward J. Bramson
                                           -------------------------------------
                                           Edward J. Bramson
                                           Chairman and Chief Executive Officer

                                        Date: April 10, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                         Title                                               Date

/s/ Edward J. Bramson*            Chairman, Chief Executive Officer                   March 28, 2000
Edward J. Bramson                 and Director (Principal Executive Officer)


/s/ Craig L. McKibben             Vice President, Chief Financial Officer,            March 28, 2000
Craig L. McKibben                 Treasurer and Director
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)


/s/ Douglas T. McClure, Jr.*      Director                                            March 28, 2000
Douglas T. McClure, Jr.


/s/ Peter Slusser*                Director                                            March 28, 2000
Peter Slusser


/s/ William A. Stoltzfus, Jr.*    Director                                            March 28, 2000
William A. Stoltzfus, Jr.

*By /s/ Craig L. McKibben
    ---------------------
      Craig L. McKibben
      Attorney-in-Fact

Granted on the Company's Annual
  Report on Form 10-K as filed
      on March 30, 2000

                                AMPEX CORPORATION

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts............................. S-2

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


(1) Includes transfers and reclassifications to other accounts, including the disposition of Ampex Data Systems Corporation accounts receivable and inventories.

(2)  Includes write-offs and disposition of accounts receivable and inventories.

                                AMPEX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................   F-2

Consolidated Balance Sheets

    As of December 31, 1999 and 1998......................................   F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)

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

    For Each of the Three Years in the Period Ended December 31, 1999.....   F-6

Notes to Consolidated Financial Statements................................   F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Ampex Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


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

                               AMPEX CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except share and per share data)

                                                                              Year Ended December 31,
                                                                ---------------------------------------------
                                                                       1999            1998            1997
                                                                ------------    ------------    -------------
Royalty income                                                  $     19,850    $     10,591    $     12,550
Internet revenue                                                       1,721              --              --
Product sales                                                         10,988           5,516              --
                                                                ------------    ------------    ------------
 Total revenue                                                        32,559          16,107          12,550
                                                                ------------    ------------    ------------

Intellectual property costs                                            1,268           1,504           5,702
Internet video programming and site development                        7,902              --              --
Cost of product sales                                                  8,577           4,091              --
Research, development and engineering                                  1,012             386              --
Selling and administrative                                            15,447           7,067           3,905
Amortization of goodwill and asset writedown                           4,542             606              --
Acquisition of in-process research and development                        --             929              --
                                                                ------------    ------------    ------------
  Total costs and operating expenses                                  38,748          14,583           9,607
                                                                ------------    ------------    ------------
 Operating income (loss)                                              (6,189)          1,524           2,943

Interest expense                                                       5,559           4,282              --
Amortization of debt financing costs                                     349             316              --
Interest income                                                       (2,385)         (2,982)         (1,345)
Other (income) expense, net                                              683               3              (4)
                                                                ------------    ------------    ------------
 Income (loss) from continuing operations before income taxes        (10,395)            (95)          4,292

Provision for (benefit of) income taxes                                2,010         (14,328)          1,129
                                                                ------------    ------------    ------------
 Income (loss) from continuing operations                            (12,405)         14,233           3,163

Income (loss) of business held for disposition (net of taxes
 of $95, $81 and $(378) in 1999, 1998 and 1997)                       (2,966)         (3,795)         11,640
                                                                ------------    ------------    ------------
 Net income (loss)                                                   (15,371)         10,438          14,803

Benefit from extinguishment of mandatorily
   redeemable preferred stock                                            374              --              --
                                                                ------------    ------------    ------------
 Net income (loss) available for common stockholders                 (14,997)         10,438          14,803

Other comprehensive income (loss), net of tax:
 Unrealized gain on marketable securities                                141              --              --
 Mininum pension adjustment                                           29,631             (23)        (19,076)
                                                                ------------    ------------    ------------
 Comprehensive income (loss)                                    $     14,775    $     10,415    $     (4,273)
                                                                ============    ============    ============
Basic income (loss) per share:
 Income (loss) per share from continuing operations             $      (0.23)   $       0.30    $       0.07
 Income (loss) per share from discontinued operations           $      (0.05)   $      (0.08)   $       0.25
 Income (loss) per share available to common stockholders       $      (0.28)   $       0.22    $       0.32
                                                                ------------    ------------    ------------
Weighted average number of common shares outstanding              53,137,283      47,572,224      45,616,344
                                                                ============    ============    ============

Diluted income (loss) per share :
 Income (loss) per share from continuing operations             $      (0.23)   $       0.27    $       0.07
 Income (loss) per share from discontinued operations           $      (0.05)   $      (0.08)   $       0.25
 Income (loss) per share available to common stockholders       $      (0.28)   $       0.20    $       0.32
                                                                ------------    ------------    ------------
Weighted average number of common shares outstanding              53,137,283      53,280,956      46,461,321
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

                              AMPEX CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               For Each of the Three Years in the Period Ended
                              December 31, 1999
                                (in thousands)

                                                                                 Notes
                                               Common Stock         Other       R'cvble
                                                 Class A          Additional     from       Accumulated
                                           -------------------
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

      Advertising Costs

      The Company expenses advertsing costs as incurred. The costs incurred were $1.3 million, $0.1 million and none in 1999, 1998 and 1997, respectively.

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

      During 1999, the Company acquired in a step acquisition a majority interest in AENTV, and has invested a total of $3.8 million for its interest. The Company has recorded its proportionate share of the net loss for the period in 1999 during which the Company held a minority interest in AENTV, totaling $0.1 million, in other (income) expense. For the approximately six-month period the Company has held a majority interest, 100% of the results of operations of AENTV has been included in the Company's consolidated results of operations.

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

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      1999        1998
                                                                    --------    --------
                                                         (in thousands, except per share amounts)
Net sales ...............................................           $ 33,662    $ 19,642
                                                                    ========    ========
Net income (loss) .......................................           $(24,855)   $  6,760
                                                                    ========    ========

Basic income (loss) per share:
  Income (loss) per share ...............................           $  (0.47)   $   0.14
                                                                    ========    ========
  Weighted average number of common shares outstanding ..             53,137      47,572
                                                                    ========    ========

Diluted income (loss) per share:
  Income (loss) per share ...............................           $  (0.47)   $   0.13
                                                                    ========    ========
  Weighted average number of common shares outstanding ..             53,137      53,631
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

      A summary of the assets and liabilities of Data Systems at December 31, 1999 is as follows:

                                                                                 (in thousands)
      Current assets..........................................................   $        26,328
      Property, plant and equipment, net......................................             6,796
      Other assets............................................................               134
      Current liabilities.....................................................           (17,527)
      Long-term debt..........................................................              (752)
      Other liabilities.......................................................            (1,038)
      Other...................................................................              (881)
                                                                                 ---------------
      Net assets of segment to be sold........................................   $        13,060
                                                                                 ===============

Note 5 - Asset Writedowns

      In the fourth quarter of 1999, the Company elected not to exercise options to acquire additional ownership in Executive Branch Webcasting Corporation ("EBWC") but to proceed with the development of EXBTV.com as an iNEXTV-funded Internet video initiative. The Company wrote off its minority investment in EBWC totaling $1.5 million. Also in the fourth quarter of 1999, the Company wrote off a minority investment in a company providing web hosting and Internet consulting services, totaling $0.5 million, since the Company is no longer involved in the strategic direction of that entity.

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

Note 7 - Supplemental Schedule of Cash Flow Information

                                                                                   Year Ended December 31,
                                                                        -------------------------------------------
                                                                           1999             1998             1997
                                                                        -----------      -----------      ---------
                                                                                       (in thousands)
      Interest paid...................................................  $   5,332        $   3,408        $      86
      Income taxes paid...............................................      2,031            1,113            1,341
      Debt financing costs............................................         --            1,320               --
      Warrants........................................................       (459)             765               --
      Common stock issued for MicroNet acquisition....................         --            1,224               --
      Common stock issued for EBWC acquisition........................        731               --               --
      Common stock issued for services rendered.......................        721               --               --
      Redeemable nonconvertible preferred stock.......................         --          (69,970)              --
      Redeemable preferred stock......................................     (5,076)          43,718               --
      Convertible preferred stock.....................................    (16,230)          20,000               --
      Issuance of common stock........................................     21,765            6,252               --

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

                                                 Available - for - Sale December 31, 1998
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

                                AMPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Property, Plant and Equipment

                                                             December 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------        ---------
                                                            (in thousands)
      Land ......................................      $     --        $    952
      Buildings and improvements.................         2,727          10,887
      Furniture, fixtures and equipment..........         4,738          29,718
      Construction in progress...................            --             115
                                                       --------        --------
                                                          7,465          41,672
      Less accumulated depreciation..............        (2,102)        (31,126)
                                                       --------        --------
           Total.................................      $  5,363        $ 10,546
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

      The Company has not accrued any liability for costs that might be assessed against it by federal or state environmental agencies involving sites owned by the Company's former subsidiary Media. Media is primarily responsible for the cleanup at its facilities and at off site locations. The Company believes that it has no material contingent liability in connection with the Media properties.

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

                                                                               Year Ended December 31,
                                                                     -----------------------------------------
                                                                        1999            1998            1997
                                                                     ----------      ---------      ----------
                                                                                   (in thousands)
Net income (loss) available for common stockholders:
        As reported.............................................     $  (14,997)     $  10,438      $   14,803
                                                                     ----------      ---------      ----------
        Pro forma...............................................     $  (17,790)     $   8,231      $   12,360
                                                                     ----------      ---------      ----------
Basic income (loss) per share:
        As reported.............................................     $    (0.28)     $    0.22      $     0.32
                                                                     ----------      ---------      ----------
        Pro forma...............................................     $    (0.33)     $    0.17      $     0.27
                                                                     ----------      ---------      ----------
Diluted income (loss) per share:
        As reported.............................................     $    (0.28)     $    0.20      $     0.32
                                                                     ----------      ---------      ----------
        Pro forma...............................................     $    (0.33)     $    0.15      $     0.27
                                                                     ----------      ---------      ----------

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

      Pension expense for the domestic plan in 1999, 1998 and 1997 consisted of the following:

                                                                                 Year Ended December 31,
                                                                        ----------------------------------------
                                                                           1999           1998           1997
                                                                        ----------     ----------     ----------
                                                                                             (in thousands)
      Service cost....................................................  $       --     $       --     $       --
      Interest on projected benefit obligation........................      11,744         11,217         11,389
      Actual return on assets.........................................     (26,122)       (20,528)        (7,673)
      Amortization of unrecognized prior service costs................      15,199          8,526         (4,401)
                                                                        ----------     ----------     ----------
         Net periodic pension cost (benefit)..........................  $      821     $     (785)    $     (685)
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

Note 20 - Income Taxes

      Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
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
                                                                        ===========      =========       =========

      The provision for (benefit of) income taxes consisted of the following:

                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
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
                                                                        ===========      =========       =========

      The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 1999, 1998, and 1997) to income from continuing operations before income taxes and the actual provision for income taxes was as follows:

                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
                                                                            1999            1998            1997
                                                                        -----------      ---------       ---------
                                                                                       (in thousands)
      Federal income tax provision at statutory rate...............     $    (3,374)     $     157       $   1,868
      Domestic losses not benefited................................           3,506           (199)             --
      Foreign gains not taxed......................................            (131)            --              --
      Foreign losses not benefited.................................              --             47              --
      Rates in excess of U.S.......................................           2,009          1,079             595
      Temporary differences not previously benefited...............              --             --          (1,232)
      Net operating losses not previously benefited................              --
      Reversal of long-term state and
           foreign income tax reserves.............................              --        (15,378)             --
      Other, net...................................................              --            (34)           (102)
                                                                        -----------      ---------       ---------
                                                                        $     2,010      $ (14,328)      $   1,129
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

      In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. As at December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of $130.4 million expiring in the years 2005 through 2014. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

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

                                                                             Year Ended December 31, 1998
                                                ------------------------------------------------------------------------------------

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

                                                                             Year Ended December 31, 1997
                                                ------------------------------------------------------------------------------------

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

      Income (loss) on business held for disposition:
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

                              1999 FORM 10-K/A

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