Form 10-Q
period 2000-03-31
AMPEX CORP /DE/
filed 2000-05-12
CIK 887433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


As of March 31, 2000, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 56,616,572. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                 Page
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements...................................................................2

          Consolidated Balance Sheets (unaudited) at March 31, 2000 and
          December 31, 1999......................................................................3

          Consolidated Statements of Operations (unaudited) for the
          three months ended March 31, 2000 and 1999.............................................4

          Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2000 and 1999...................................................5

          Notes to Unaudited Consolidated Financial Statements...................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................................12

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............................25

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................25

Item 2.   Changes in Securities and Use of Proceeds.............................................27

Item 3.   Defaults Upon Senior Securities.......................................................27

Item 4.   Submission of Matters to a Vote of Security Holders...................................27

Item 5.   Other Information.....................................................................27

Item 6(a).Exhibits..............................................................................27

Item 6(b).Reports on Form 8-K...................................................................27

Signatures......................................................................................28

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)


                                                                                 March 31,    December 31,
                                                                                    2000         1999
                                                                                  --------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 14,392     $  10,598
  Short-term investments                                                            18,709        31,067
  Accounts receivable (net allowances of $274 in 2000 and $358 in 1999)              1,665         1,236
  Inventories                                                                        2,089         2,261
  Other current assets                                                               1,522         4,951
                                                                                  --------     ---------
    Total current assets                                                            38,377        50,113

Property, plant and equipment                                                        6,336         5,363
Intangible assets, net                                                               8,928         9,806
Investment in unconsolidated companies                                               1,786         1,786
Deferred pension asset                                                               6,777         5,571
Other assets                                                                         1,508         1,620
Net assets of business held for disposition                                         16,053        13,060
                                                                                  --------     ---------
    Total assets                                                                  $ 79,765     $  87,319
                                                                                  ========     =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable                                                                   $    898     $   1,103
  Accounts payable                                                                   2,347         2,569
  Accrued restructuring costs                                                           57            67
  Other accured liabilities                                                          7,849         7,913
                                                                                  --------     ---------
    Total current liabilities                                                       11,151        11,652
Long-term debt                                                                      43,870        43,914
Other liabilities                                                                   21,423        21,634
Deferred income taxes                                                                1,213         1,213
                                                                                  --------     ---------
    Total liabilities                                                               77,657        78,413
                                                                                  --------     ---------
Commitments and contingencies (Note 7)

Mandatorily redeemable junior preferred stock (Note 8)                                   -             -

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
  Authorized: 69,970 shares in 2000 and in 1999
  Issued and outstanding - none in 2000 and in 1999                                      -             -

Mandatorily redeemable preferred stock, $2,000 liquidation value:
  Authorized: 21,859 shares in 2000 and in 1999
  Issued and outstanding - 18,784 shares in 2000, 19,321 in 1999                    37,568        38,642

Convertible preferred stock, $2,000 liquidation value:
  Authorized: 10,000 shares in 2000 and in 1999
  Issued and outstanding - 1,125 shares in 2000; 1,885 in 1999                       2,250         3,770

Shareholders' deficit:
  Preferred stock, $1.00 par value:
    Authorized: 898,171 shares in 2000 and in 1999
    Issued and outstanding - none in 2000 and in 1999                                    -             -
  Common stock, $.01 par value:
    Class A:
      Authorized: 175,000,000 shares in 2000 and in 1999
      Issued and outstanding - 56,616,572 shares in 2000; 55,941,854 in 1999           566           559
    Class C:
      Authorized: 50,000,000 shares in 2000 and in 1999
      Issued and outstanding - none in 2000 and in 1999                                  -             -
Other additional capital                                                           418,059       415,437
Notes receivable from stockholders                                                  (4,642)       (4,642)
Accumulated deficit                                                               (451,714)     (445,001)
Accumulated other comprehensive income                                                  21           141
                                                                                  --------     ---------
  Total stockholders' deficit                                                      (37,710)      (33,506)
                                                                                  --------     ---------
  Total liabilities, redeemable preferred stock and stockholders' deficit         $ 79,765     $  87,319
                                                                                  ========     =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                        For the three months ended
                                                                March 31,
                                                        ---------------------------
                                                           2000            1999
                                                        -----------     -----------
Royalty income                                          $     3,119     $     2,662
Internet revenue                                                575               -
Product sales                                                 3,261           2,825
                                                        -----------     -----------
    Total revenue                                             6,955           5,487
                                                        -----------     -----------
Intellectual property costs                                     370             377
Internet video programming and site development               3,249               -
Cost of product sales                                         2,255           2,592
Research, development and engineering                           444             184
Selling and administrative                                    5,794           2,231
Amortization of goodwill                                        877             303
                                                        -----------     -----------
    Total costs and operating expenses                       12,989           5,687
                                                        -----------     -----------
    Operating loss                                           (6,034)           (200)
Interest expense                                              1,364           1,352
Amortization of debt financing costs                             88              86
Interest income                                                (547)           (739)
Other (income) expense, net                                      (1)             (2)
                                                        -----------     -----------
    Loss from continuing operations
      before income taxes                                    (6,938)           (897)
Provision for income taxes                                      323             260
                                                        -----------     -----------
    Loss from continuing operations                          (7,261)         (1,157)
Income (loss) of business held for disposition
  (net of taxes of none in 2000 and 1999)                       548            (790)
                                                        -----------     -----------
    Net loss available for common stockholders               (6,713)         (1,947)
Other comprehensive loss, net of tax:
    Unrealized gain (loss) on marketable securities            (130)            199
    Foreign currency translation adjustments                     10               -
                                                        -----------     -----------
    Comprehensive loss                                  $    (6,833)    $    (1,748)
                                                        ===========     ===========
Basic and diluted income (loss) per share:
    Loss per share from continuing operations           $     (0.13)    $     (0.02)
    Income (loss) per share from discontinued
      operations                                        $      0.01     $     (0.02)
    Loss per share available to common stockholders     $     (0.12)    $     (0.04)
                                                        -----------     -----------
Weighted average number of common shares outstanding     55,518,445      50,618,092
                                                        ===========     ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                     For the three months
                                                                            ended
                                                                    ------------------------
                                                                    March 31,      March 31,
                                                                      2000           1999
                                                                    ---------      ---------
Cash flows from operating activities:
  Net loss                                                          $  (6,713)     $  (1,947)
  Loss (income) from discontinued operations                             (548)           790
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation, amortization and accretion                            1,359            567
    Net loss on disposal of assets                                        155              -

    Changes in operating assets and liabilities:
      Accounts receivable                                                (429)          (359)
      Inventories                                                         172           (491)
      Deferred pension asset                                           (1,206)             -
      Other assets                                                      3,466            973
      Accounts payable                                                   (223)           123
      Other accrued liabilities and income taxes payable                  (65)        (1,419)
      Accrued restructuring costs                                         (10)          (652)
      Other liabilities                                                  (203)          (396)
                                                                    ---------      ---------
        Net cash used in continuing operations                         (4,245)        (2,811)
        Net cash used in discontinued operations                       (2,904)        (3,223)
                                                                    ---------      ---------
        Net cash used in operating activities                          (7,149)        (6,034)
                                                                    ---------      ---------
Cash flows from investing activities:
    Purchases of short-term investments                               (15,552)       (29,265)
    Proceeds received on the maturity of short-term investments        25,621         32,854
    Proceeds from the sale of short-term investments                    2,140          4,224
    Additions to property, plant and equipment                         (1,475)           (60)
    Investments to unconsolidated companies                                 -         (5,000)
                                                                    ---------      ---------
      Net cash provided by continuing operations                       10,734          2,753
      Net cash used in discontinued operations                           (378)          (210)
                                                                    ---------      ---------
      Net cash provided by investing activities                        10,356          2,543
                                                                    ---------      ---------
Cash flows from financing activities:
    Repayments under working facilities                                  (288)             -
    Repayment of notes payable affiliates                                   -             (6)
    Debt financing costs                                                    -             (5)
    Proceeds from issuance of common stock                                 37             32
                                                                    ---------      ---------
      Net cash provided by (used in) continuing operations               (251)            21
      Net cash provided by discontinued operations                        950             12
                                                                    ---------      ---------
      Net cash provided by financing activities                           699             33
                                                                    ---------      ---------
      Effects of exchange rates on discontinued operations               (112)           (36)
                                                                    ---------      ---------
      Net increase (decrease) in cash and cash equivalents              3,794         (3,494)
Cash and cash equivalents, beginning of period                         10,598         23,357
                                                                     --------      ---------
Cash and cash equivalents, end of period                             $ 14,392      $  19,863
                                                                     ========      =========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - AMPEX CORPORATION

         Ampex Corporation ("Ampex" or the "Company") is one of the world's leading innovators of technologies for the visual information age. Beginning in 1999, the Company embarked to strategically reposition the Company by building a network of Internet video businesses, focused on programming, services and technology. During 1999, the Company, through its subsidiary, iNEXTV Corporation ("iNEXTV"), acquired equity interests in various Internet video businesses and started to assemble its internal organization to support the iNEXTV network and to develop additional Internet video-based websites.

         In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in net assets of business held for disposition in the Consolidated Balance Sheet for March 31, 2000 and December 31, 1999. The Company expects to report a gain on the sale of Data Systems. However, at the date of these financial statements, the Company has not yet entered into a contract to sell Data Systems. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and other Internet initiatives, as well as to retire debt.

         Following the planned sale of Data Systems, the Company's continuing operations will include iNEXTV, its non-Internet technology licensing group, the newly-formed Internet Technology Group ("ITG") and MicroNet Technology, Inc. ("MicroNet"), its wholly-owned subsidiary that makes high performance disk arrays and Storage Area Network products.


NOTE 2 - BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1999 and the Audited Consolidated Financial Statements included therein.

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - BUSINESS HELD FOR DISPOSITION

         In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. A summary of the operating results of Data Systems is as follows:



                                                                             March 31,         March 31,
                                                                               2000              1999
                                                                             ---------         --------
                                                                                   (in thousands)
         Revenues......................................................    $  11,739         $ 12,195
         Costs and operating expenses..................................       11,290           13,047
         Operating income (loss).......................................          449             (852)
         Other (income) expense........................................          (68)              10
         Income (loss) of business held for disposition................          548             (790)


         A summary of the assets and liabilities of Data Systems is as follows:


                                                                             March 31,       December 31,
                                                                                2000            1999
                                                                             ---------       -----------
                                                                                   (in thousands)
         Current assets................................................    $      27,286            26,328
         Property, plant and equipment, net............................            6,702             6,796
         Other assets..................................................               89               134
         Current liabilities...........................................          (14,724)          (17,527)
         Long-term debt................................................           (1,702)             (752)
         Other liabilities.............................................             (731)           (1,038)
         Other.........................................................             (867)             (881)
                                                                           -------------     -------------
         Net assets of segment to be sold..............................    $      16,053            13,060
                                                                           =============     =============

         Prospective buyers have only recently been approached by the Company's advisors. However, the Company believes that it will recognize a gain on the sale of Data Systems some time in fiscal 2000.



NOTE 4 - COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

                                                                 Three months ended March 31,
                                                              ---------------------------------
                                                                   2000               1999
                                                              -------------      --------------
Numerator
     Loss from continuing operations........................  $      (7,261)      $      (1,157)
                                                              =============       =============

     Net loss available for common stockholders.............  $      (6,713)      $      (1,947)
                                                              =============       =============

Denominator
     Weighted average common stock outstanding..............         55,518              50,618
                                                               ------------       -------------

Basic and diluted loss per share from continuing operations.  $       (0.13)      $       (0.02)
                                                              =============       =============
Basic and diluted loss per share............................  $       (0.12)      $       (0.04)
                                                              =============       =============

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE (CONT'D.)

         In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock which are being held in escrow pending the resolution of certain contingencies. These shares have been included in the computation of diluted weighted average common stock outstanding from their issue date in periods when their inclusion is dilutive.

          In the three months ended March 31, 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock and holders of 537 shares of Redeemable Preferred Stock were redeemed for 260,679 shares of Common Stock which are included in the weighted average common stock outstanding since the date of exchange. In the three months ended March 31, 1999, holders of 5,640 shares of Convertible Preferred Stock converted their holdings into 2,815,000 shares of Common Stock which are included in the weighted average common stock outstanding since the date of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the three months ended March 31, 2000 and 1999, respectively, since they are anti-dilutive. If the Company were to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 15,589,700 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation. At March 31, 2000 such additional shares of Common Stock would be anti-dilutive to the diluted loss per share reported.

         Stock options to purchase 3,340,118 shares of Common Stock at prices ranging from $1.06 to $6.00 per share were outstanding at March 31, 2000, but were not included in the computation of diluted loss per share as they are anti-dilutive.

         Stock options to purchase 2,800,179 shares of Common Stock at prices ranging from $1.0625 to $10.50 per share were outstanding at March 31, 1999, but were not included in the computation of diluted loss per share as they are anti-dilutive.

         In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 11. The Warrants were not included in the computation of diluted weighted average common stock outstanding at March 31, 1999 because the exercise price was greater than the average market value of the common shares. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of the exchange. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at March 31, 2000 as they are anti-dilutive.



NOTE 5 - SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                                Three months ended March 31,
                                                              ---------------------------------
                                                                   2000               1999
                                                              -------------       -------------
                                                                       (in thousands)
     Interest paid..........................................  $       2,641       $       2,640
     Income taxes paid......................................            260                 330
     Redeemable preferred stock.............................         (1,520)                  -
     Convertible preferred stock............................         (1,074)            (11,260)
     Issuance of common stock...............................          2,594              11,260

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - INVENTORIES
                                                March 31,        December 31,
                                                 2000                1999
                                             -------------      --------------
                                                      (in thousands)

     Raw materials......................     $         338      $          313
     Work in process....................               140                  57
     Finished goods.....................             1,611               1,891
                                             -------------      --------------
         Total..........................     $       2,089      $        2,261
                                             =============      ==============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

         On January 7, 2000, a suit was filed against the Company and others by Information Super Station ("ISS"), the majority stockholder of Executive Branch Webcasting Corporation, in which the Company's Internet subsidiary, iNEXTV, held a minority interest. The suit seeks an injunction or recovery of damages in the amount of $600 million. The Company believes that the suit is without merit. On February 1, 2000, the Company filed suit against ISS and others under the Federal securities laws seeking contract recission and damages in connection with activities related to the Company's investment.

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


NOTE 8 - PREFERRED STOCK

         Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the three months ended March 31, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock. In the three months ended March 31, 1999, the holders of 5,630 shares of Convertible Preferred Stock converted their holdings into 2,815,000 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the three months ended March 31, 2000, the Company issued 260,679 shares of its Common Stock to satisfy the quarterly redemption

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - PREFERRED STOCK (CONT'D.)

requirements. The Company is obligated to redeem approximately $4.2 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2000.

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



NOTE 9 - INCOME TAXES

         As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of $130.4 million expiring in the years 2005 through 2014. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.



NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

         The balances of each classification within accumulated other comprehensive income are as follows:

                                                                           Unrealized          Accumulated
                                                         Foreign             Gain on              Other
                                                        Currency           Marketable         Comprehensive
                                                          Items            Securities            Income
                                                     -------------       -------------       --------------
                                                                         (in thousands)
     December 31, 1999.........................      $           -       $         141       $          141
     Current period change.....................                 10                (130)                (120)
                                                     -------------       -------------       --------------
     March 31, 2000............................      $          10       $          11       $           21
                                                     =============       =============       ==============




NOTE 11 -- SENIOR NOTES

         In January 1998, the Company issued $30.0 million of its 12% Senior Notes ("Notes"), together with Warrants to purchase 1.02 million shares of Common Stock. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the time of issuance, the Warrants were valued using the Black-Scholes model. The value assigned to the Warrants was $765,000, which is being amortized against interest expense over the term of the Notes. At the end of June 1998, the Company issued an additional $14.0 million Senior Notes. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Notes will mature on March 15, 2003. The Company may redeem the Notes, in whole or in part, at any time after March 15, 2000, at redemption prices expressed as percentages of the principal amount of the Notes ranging from 100% to 106% depending on the redemption date, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future subordinated indebtedness of the Company.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SEGMENT REPORTING

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


                                                               Three months ended March 31, 2000
                                          -------------------------------------------------------------------------
                                                                         Licensing of     Eliminations
                                           Internet          Disk        Intellectual         and
                                             Video         Arrays         Property          Corporate        Totals
                                          -----------     -----------    -----------    ----------------     ------
Revenues from external customers.......... $      575      $    3,261     $    3,119     $        -      $    6,955
Interest income...........................         22               -              -            525             547
Interest expense..........................          9             413              -            942           1,364
Depreciation, amortization and accretion..        241              37              1            201             480
Segment income (loss).....................     (6,422)           (884)         2,749         (1,504)         (6,061)
Segment assets............................     12,305           8,226              1         59,233          79,765
Expenditures for segment assets...........      1,435              40              -              -           1,475

                                                                Three months ended March 31, 1999
                                           --------------------------------------------------------------------------
                                                                          Licensing of     Eliminations
                                           Internet           Disk        Intellectual        and
                                             Video           Arrays        Property         Corporate         Totals
                                           -----------     -----------    -----------    ----------------     ------
Revenues from external customers.......... $        -      $    2,825     $    2,662     $        -      $    5,487
Interest income...........................          -               -              -            739             739
Interest expense..........................          -             279              -          1,073           1,352
Depreciation, amortization and accretion..          -              23              1            240             264
Segment income (loss).....................        (60)         (1,377)         2,285         (1,442)           (594)
Segment assets............................          -           8,761              2         66,334          75,097
Expenditures for segment assets...........          -              74              -             60              60

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "1999 Form 10-K").


STRATEGIC REPOSITIONING OF THE COMPANY

         Beginning in 1999, the Company began a strategic repositioning of its business by building a network of Internet video businesses, focusing on programming, services and technology. During 1999 the Company, through its subsidiary, iNEXTV, acquired equity interests in various Internet video businesses and started to assemble an internal organization to support the iNEXTV network and to develop additional Internet video-based websites.

         In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation ("Data Systems"), its subsidiary which makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold of this segment have been reflected in net assets of business held for disposition in the Consolidated Balance Sheet as of December 31, 1999. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and other Internet initiatives, as well as to retire debt.

         Following the planned sale of Data Systems, the Company's continuing operations will include iNEXTV; its non-Internet technology licensing group; the newly-formed Internet Technology Group; and MicroNet, its wholly-owned subsidiary that makes high performance disk arrays and storage area networks products (principally DataDock, Genesis and SANcube products). No other class of similar products, services or royalty arrangements accounted for more than 10% of continuing revenues during the comparison periods discussed below.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Total Revenue. Total revenue increased by 27.2% to $7.0 million for the three months ended March 31, 2000 compared to $5.5 million for the three months ended March 31,1999. In the three months ended March 31, 2000, the revenue increase over the three months ended March 31,1999 was primarily due to the increased royalty income and the inclusion of the Company's Internet video businesses. In addition, product sales from MicroNet increased in the comparable three-month periods due to increased sales of the Genesis product line in 2000.

         Royalty Income. Royalty income was $3.1 million in the three months ended March 31, 2000 compared to $2.7 million in the three months ended March 31, 1999, reflecting a previously disclosed long-term license agreement extending through the year 2001. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional videotape recorders. During this period, a growing portion of royalty income related to 6-mm and 8-mm video recorders and camcorders. The Company is assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control, such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," below.

         Internet Revenue. The Company's Internet video programming and services business began in early 1999, and in June 1999 were consolidated under its subsidiary, iNEXTV. iNEXTV recorded revenue of $0.6 million in the three months ended year March 31, 2000, principally from Internet video services conducted by TV onthe WEB. Due to the growth in web-based services, subsequent to the end of the quarter, the Company discontinued the traditional video production business conducted by a subsidiary of TV onthe WEB, which accounted for approximately 20% of Internet revenue in the quarter ended March 31, 2000. Internet revenues do not include revenues of TV1, which provides Internet video services to European businesses, as TV1 is not a majority-owned affiliate. iNEXTV currently anticipates that Internet video revenues will grow in future quarters of 2000, but that revenues from advertising and e-commerce are not expected to become significant before the second half of 2000. The Company's two new websites, EXBTV.com and istyletv.com, (anticipated to be launched in the second quarter of 2000), are expected to rely significantly on advertising and e-commerce revenues. Additionally, AENTV.com's new programming, on which the Company will be primarily dependent for revenue, was introduced in the fourth quarter of 1999. There was no significant Internet revenue in the three months ended March 31, 1999.

         Product Sales. Sales of MicroNet products for the three months ended March 31, 2000 totaled $3.3 million compared to $2.8 million for the three months ended March 31, 1999. The Company believes that MicroNet sales levels have been adversely impacted by the decision to withdraw from lower priced product lines, and MicroNet is refocusing on higher performance disk-array products such as the DataDock 7000 and Genesis, which was introduced in 1999. MicroNet has introduced SANcube which it expects to ship in the second quarter of 2000 and is anticipated to further enhance MicroNet's position in the market for storage area network products.

         Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by the Company's in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation.

         Internet Video Programming and Site Development. Internet video programming and site development costs of $3.2 million in the three months ended March 31, 2000 represent costs incurred for services rendered to customers, as well as costs incurred for the development of made-for-the-Internet video programming and website hardware and software purchases in support of iNEXTV's websites and infrastructure. The Company anticipates that site development startup costs will decline in the future quarters of 2000, but that expenditures for program production, marketing and advertising will increase materially as the network expands.

         Cost of Product Sales. Product costs associated with MicroNet sales were $2.3 million and $2.6 million in the three months ended March 31, 2000 and 1999, respectively. MicroNet's sales mix in the three months ended March 31, 2000 reflects the transition into higher margin disk arrays which generated higher gross margins than MicroNet's older product line which represented the majority of the its product sales in 1999.

         Research, Development and Engineering Expenses. The majority of RD&E was focused on the development and engineering on disk array products, specifically the development of the Genesis and SANcube product lines which have been introduced to the market in 1999 and early 2000, respectively. Research, development and engineering expenses associated with MicroNet increased to $0.3 million (10.0% of product sales) in the three months ended March 31, 2000 from $0.2 million (6.5% of product sales) in the three months ended March 31,1999. Research and development costs incurred by the Internet Technology Group ("ITG") amounted to $0.1 million in the three months ended March 31, 2000 and were not material in 1999. The Company anticipates increased spending in connection with research, development and engineering programs which support iNEXTV's Internet video strategy.

         Selling and Administrative. Selling and administrative expenses increased to $5.8 million in the three months ended March 31, 2000 from $2.2 million in the three months ended March 31, 1999. In addition to costs incurred for the Internet video programming and site development discussed above, the Company's Internet video businesses incurred direct sales, marketing and administrative expenses totaling $3.6 million in the three months ended March 31, 2000. In the three months ended March 31, 1999, direct Internet-related expenditures were $0.1 million. MicroNet selling and administrative expenses and other nonallocated administrative costs totaled $1.2 million and $1.0 million, respectively, in the three months ended March 31, 2000 compared to $1.1 million and $1.1 million, respectively, in the three months ended March 31, 1999. The Company anticipates that it will need to increase its sales and marketing efforts to be successful in bringing together the necessary capabilities to build the Company's presence in Internet video markets and increase sales at MicroNet due to its new product offerings in early 2000.

         Amortization of Goodwill. In connection with the acquisitions of each of MicroNet, TV onthe WEB and AENTV, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in the recording of goodwill. Goodwill is being amortized on a straight-line basis over a three-to-five year period from the respective dates of acquisition. Additional goodwill may be recognized to the extent that future payments are required to be paid on the MicroNet preferred stock, or if the Company exercises options to acquire controlling equity interest in its other Internet video affiliates. The rapid amortization policy results in material charges against operations and increased losses being recognized.

         Interest Expense. Interest expense, primarily due to the issuance of $44.0 million of 12% Senior Notes due 2003 and Warrants to purchase approximately 1.02 million shares of Common Stock in January and July 1998, was $1.4 million for the three months ended March 31, 2000 and 1999, respectively.

         Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

         Interest Income. Interest income is earned on cash balances and short and long-term investments. In the three months ended March 31,1999 the Company, pending application of the proceeds of the 12% Senior Notes, had significantly higher investment balances compared to the three months ended March 31, 2000, which resulted in higher interest income.

         Other (Income) Expense, Net. In the three months ended March 31, 2000 and 1999, other (income) expense, net , was minor.

         Provision for Income Taxes. The provisions for income taxes in the three months ended March 31, 2000 and 1999 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any material provision for U.S. Federal income tax in any of these periods due to the utilization of net operating loss carry forwards and timing differences. At March 31, 2000, the Company had net operating loss carry forwards for income tax purposes of $130.4 million, expiring in the years 2005 through 2014. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

         Income (Loss) of Business Held for Disposition. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations and Comprehensive Loss, an income (loss) of business held for disposition, net of taxes of $0.5 million and $(0.8) million in the three months ended March 31, 2000 and 1999, respectively. Revenues of this segment totaled $11.7 million and $12.3 million in the three months ended March 31, 2000 and 1999, respectively. Total costs and operating expenses of this segment totaled $11.4 million and $13.1 million in the three months ended March 31, 2000 and 1999, respectively. Other (income) expense of this segment totaled $(0.1) million and none in the three months ended March 31, 2000 and 1999, respectively. Prospective buyers have only recently been approached by the Company's advisors. However, the Company believes that it will recognize a gain on the sale of Data Systems some time in fiscal 2000.

         Net Loss. The Company reported a net loss of $6.7 million in the three months ended March 31, 2000 compared to a net loss of $1.9 million in the three months ended March 31, 1999, primarily as a result of the factors discussed above under "Internet Video Programming and Site Development" and "Selling and Administrative."

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow. At March 31, 2000, the Company had cash and short-term investments of $33.1 million and working capital of $27.2 million. At December 31, 1999, the Company had cash and short-term investments of $41.7 million and working capital of $38.5 million. Data Systems, which is accounted for as a Discontinued Operation, had working capital of $12.6 million and $8.8 million at March 31, 2000 and December 31, 1999, respectively. Working capital of Data Systems has been classified in net assets of business held for disposition at March 31, 2000 and December 31, 1999. The decline in cash and short-term investments in the three months ended March 31, 2000 results primarily from capitalized costs and operating losses of the Company's Internet video businesses, operations of the Internet Technology Group, operating losses of MicroNet, an increase in working capital of discontinued operations of $2.9 million, offset in part by operating income earned from the Company's technology licensing activities. Cash used in continuing operations totaled $4.2 million in the three months ended March 31, 2000 and $2.8 million in the three months ended March 31, 1999. Cash used in discontinued operations totaled $2.9 million in the three months ended March 31, 2000, largely due to the increase in inventory levels for government programs scheduled for delivery later in the year and payments against restructuring reserves established in prior years, and $3.2 million in the three months ended March 31, 1999.

         Major items impacting income from continuing operations in the three months ended March 31, 2000, which did not affect cash, were goodwill amortization associated with acquired Internet businesses, totaling $0.6 million. Other non-cash charges affecting the first quarter of 2000 operations included other depreciation and amortization of $0.8 million.

         During 1999, the Company, through its subsidiary iNEXTV, acquired majority control of TV onthe WEB and AENTV in step acquisitions. The Company has included the value of assets and liabilities of these majority-owned affiliates in its Consolidated Financial Statements and has reported 100% of net losses reported by these affiliates for periods after it acquired a majority interest. Also during 1999, the Company acquired minority interests in Executive Branch Webcasting Corporation ("EBWC") and TV1. The Company has elected not to exercise options to acquire additional ownership in EBWC. Accordingly, in the fourth quarter of 1999, the Company wrote off its minority investment in EBWC. In the quarter ended March 31, 2000, the Company incurred infrastructure capital costs of $1.3 million to build out the New York City studio and to support the network website, communications, accounting and information tracking systems.

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

         The Company intends to seek strategic partnerships with other companies in order to obtain additional content, brand recognition, user awareness, technology and infrastructure cost savings. The Company may be required to commit significant resources and/or to issue a significant percentage of its Common Stock in order to attract such prospective partners, which would dilute current stockholders' interest in the Company.

         The Company believes that it has adequate financial resources to develop its Internet video businesses as presently envisioned for at least the next twelve months. The Company recently announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications. At the date of this Report the Company had not entered into any definitive agreement of sale, and there can be no assurance that the Company will be able to consummate a sale, or as to the terms or timing of any sale, if consummated. Ampex intends to use the proceeds of the proposed sale to expand its Internet video operations through its iNEXTV subsidiary and other Internet activities, and to retire debt. In addition, the Company may seek to raise additional capital at any time to make new investments in streaming media Internet ventures and technology. The Company may seek to issue additional shares of Common Stock in public or private equity transactions or seek to sell equity securities of one or more of its Internet video businesses in an initial public offering. There can be no assurance that a market will exist for the Company's or its affiliates' securities. The Company expects that it will face an increased number of competitors in future years, many of whom will be better capitalized and have greater financial resources than the Company. The ability to access the capital markets will be instrumental to the Company's future success.

         The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At March 31, 2000, the Company had borrowings outstanding of $1.7 million and had letters of credit issued against the facility totaling $1.1 million. At March 31, 1999, the Company had borrowings outstanding of $13,934 and had letters of credit issued against the facility totaling $0.9 million. The Company believes that this facility will be significantly reduced or allowed to expire in conjunction with the sale of Data Systems.

         Financing Transactions. During the three months ended March 31, 2000, holders of 760 shares of Convertible Preferred Stock exchanged their holdings for 380,000 shares of Common Stock, leaving 1,125 shares of Convertible Preferred Stock outstanding. Beginning in June 2001, the Company will be required to redeem any remaining shares of Convertible Preferred Stock in quarterly installments through September 2008. The Company's Redeemable Preferred Stock is redeemable in quarterly installments from June 1999 through March 2008. During the three months ended March 31, 2000, the Company satisfied its redemption obligation by issuing 260,679 shares of Common Stock in exchange for Redeemable Preferred Stock with a liquidation preference of $1.1 million. The Company will have the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

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

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

RISK FACTORS

RISK OF CONTINUING LOSSES

         Ampex has incurred significant operating and net losses in the three months ended March 31, 2000 and its 1999 fiscal year, primarily due to its Internet video programming activities, promotional expenses and amortization of goodwill of acquired businesses. The Company also incurred certain interest expenses and in fiscal 1999 incurred additional losses from its discontinued operation. Although Internet video revenues may grow in future periods, there can be no assurance that such revenues will be sufficient to offset expenses and/or losses that may be incurred in such periods, or that such items will not increase. The Company may be required to incur additional indebtedness in connection with future acquisitions or its Internet expansion plans, which could increase future interest expenses, and may be unable to consummate the sale of Data Systems, which has experienced and is expected to continue to experience declining product sales. In addition, the Company cannot predict the amount of licensing royalties that it may recognize in future periods. Accordingly, the Company expects operating and net losses to continue at least for the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, " above, and the other Risk Factors included in this section.

RISKS ASSOCIATED WITH INEXTV AND INTERNET VIDEO STRATEGY

         The Company's Internet subsidiary, iNEXTV, was formed in mid-1999, and has not yet generated any material advertising or sales revenues. The business and prospects of iNEXTV and the Company's Internet video strategy in general, are subject to the risks and uncertainties typical of companies in the early stages of development, particularly in new and rapidly evolving markets such as those for Internet content, advertising and electronic commerce (e-commerce). If the Company is not successful in its Internet strategy, investors in Ampex Common Stock could suffer the loss of a significant portion or all of their investment.

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

         . dependence upon timely delivery and integration of website software and hardware purchased from third parties which the Company is continually required to develop and upgrade in order to support all its websites;

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

         . the ability of the Company to generate sufficient revenues to offset the related high cost of bandwidth for its streaming media video sites and the risk that the Company may compete with sites which have access to low cost bandwidth facilities;

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

         Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with Ampex and/or each other's operations. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex may make investments in companies in which it has less than a 100% interest. Such investments involve additional risks, including the risk that Ampex may not be in a position to control the management or policies of such entities, and risks of potential conflicts with other investors. Ampex has invested in companies that are in the early stage of development and may be expected to incur substantial losses. Ampex's financial resources may not be sufficient to fund the operations of such companies, which could require sales of other non-Internet assets. Accordingly, there can be no assurance that any acquisitions or investments that Ampex has made, or may make in the future, will result in any return, or as to the timing of any return and Ampex could lose all or a substantial portion of its investments.

RISK OF PROPOSED SALE OF DATA SYSTEMS

         The Company recently announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications, and the Company has accounted for this subsidiary's operations as a discontinued business effective with its fiscal 1999 financial statements. Although the Company has engaged a financial advisory firm and has had preliminary discussions related to the proposed sale, at the date of this Report the Company had not entered into any definitive agreement of sale, and there can be no assurance that the Company will be able to consummate a sale, or as to the terms or timing of any sale, if consummated. Ampex intends to use the proceeds of the proposed sale to expand its Internet video operations through its iNEXTV subsidiary and other Internet activities, and to retire debt. However, there can be no assurance that any such proceeds will be sufficient to do so, or to offset any potential losses that may be attributable to iNEXTV or other Company operations. See "Risks Associated with iNEXTV and Internet Video Strategy, " above. In addition, if the proposed sale is consummated, Ampex may retain certain liabilities associated with Data Systems' prior operations, including pension benefit obligations, environmental liabilities and indemnification obligations customarily contained in sale agreements.

RISK OF LEVERAGE

         As of March 31, 2000, Ampex had outstanding approximately $45.0 million of total borrowings, which included $44.0 million principal amount of 12% Senior Notes due 2003 and $1.0 million of subsidiary indebtedness. The Company has invested a portion of the proceeds from the Senior Notes in its MicroNet and iNEXTV subsidiaries and for general corporate purposes. The Company has invested a portion of the balance of these proceeds in government securities and, in order to realize yields approaching the interest rate on the Senior Notes, from time to time has invested in high-yield mutual funds and corporate securities, some of which have longer terms and lower credit quality than U.S. government securities. The Company may also engage in various transactions in derivative securities although it has not done so to date. As discussed above, the Company hopes to use a portion of the proceeds from the planned sale of Data Systems to reduce its indebtedness. However, there can be no assurance that the Company will be able to consummate the sale or, if consummated, that the Company will realize proceeds that it determines are available for such repayment.

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

FLUCTUATIONS IN ROYALTY INCOME

         Ampex's results of operations in certain prior and current periods reflect the receipt of significant royalty income, including material nonrecurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is not possible to predict the amount of royalty income Ampex will receive in the future. Royalty income has historically fluctuated widely due to a number of factors that Ampex cannot predict, such as the extent to which third parties use its patented technology, the extent to which it must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As the Company expands its Internet video businesses, the significance of its royalty income, relative to operating income, is expected to increase until those businesses become profitable.

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

ANTI-TAKEOVER CONSEQUENCES OF CERTAIN GOVERNING INSTRUMENTS

         Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $37.6 million at March 31, 2000, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex.

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

YEAR 2000 RISKS

         Year 2000 problems could interfere with Ampex's business. Many software programs may not recognize calendar dates beginning in Year 2000. This problem could cause computers or machines that utilize date dependent software either to shut down or provide incorrect information. As of the date of this 10-Q, Ampex has not experienced any material Year 2000 problems. However, if Ampex or any other company that it conducts business with fails to mitigate internal or external Year 2000 risks, Ampex may temporarily be unable to engage in business activities, which could materially harm its business and impair the value of Ampex Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change to the disclosure made in the 1999 Form10-K.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         In response to a lawsuit filed by the Company against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi"), which has been finally resolved as previously reported, Mitsubishi filed a lawsuit against Ampex, alleging patent infringement by certain Ampex video and data recorder products. In 1997, the U.S. District Court for the Central District of California determined that Ampex has no liability to Mitsubishi patents, and Mitsubishi appealed to the Court of Appeals for the Federal Circuit. On August 30, 1999, the Court of Appeals affirmed the judgment in favor of Ampex and subsequently denied Mitsubishi's request for reconsideration. On January 31, 2000, Mitsubishi filed a petition for certiorari to the Supreme Court of the United States. On April 3, 2000, the Supreme Court denied Mitsubishi's petition. No further appeals are available.

         On January 7, 2000, a suit was filed against the Company and others in the Superior Court of the District of Columbia by Information Super Station ("ISS") seeking an injunction and recovery of damages in connection with activities related to an investment in a subsidiary of ISS made by the Company's subsidiary, iNEXTV. The Company has moved to dismiss this suit on the grounds of inconvenient forum. While no order has yet been issued, the judge has stated her intention to grant this motion. On February 1, 2000, the Company filed suit against ISS and others in the United States District Court for the Southern District of New York under the Federal securities laws seeking contract rescission and damages in connection with activities related to this investment. ISS has moved to dismiss the suit on the grounds of inconvenient forum or, in the alternative, to transfer the suit to the United States District Court for the District of Colombia.

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

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 2000, the Company had an accrued liability of $1.6 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2000, the holders of 760 shares of the Company's outstanding 8% Noncumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted such shares into a total of 380,000 shares of the Company's Class A Common Stock pursuant to the conversion right contained in the Convertible Preferred Stock. For the three months ended March 31, 2000, holders of 537 shares of Redeemable Preferred Stock exchanged their holdings into 260,679 shares of Common Stock. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such conversion or exchange. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6(a).  EXHIBITS

         The Exhibits to this Quarterly Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

ITEM 6(b).  REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         AMPEX CORPORATION


Date:  May 12, 2000                      /s/ EDWARD J. BRAMSON
                                         ---------------------
                                         Edward J. Bramson
                                         Chairman and Chief Executive Officer



Date:  May 12, 2000                      /s/ CRAIG L. McKIBBEN
                                         ---------------------
                                         Craig L. McKibben
                                         Vice President, Chief Financial Officer
                                         and Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2000

                                  EXHIBIT INDEX
Exhibit
Number          Description
-------         -----------
    27.1*       Financial Data Schedule.

* Filed Herewith.