Form 10-Q
period 2000-06-30
AMPEX CORP /DE/
filed 2000-08-14
CIK 887433

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to __________

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

As of June 30, 2000, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 57,066,503. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                          Quarter Ended June 30, 2000

                                     INDEX

                                                                                    Page
                                                                                    ----
PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements................................................   3

               Consolidated Balance Sheets (unaudited) at June 30, 2000 and
               December 31, 1999...................................................   3

               Consolidated Statements of Operations (unaudited) for the
               three and six months ended June 30, 2000 and 1999...................   4

               Consolidated Statements of Cash Flows (unaudited) for the three
               and six months ended June 30, 2000 and 1999.........................   5

               Notes to Unaudited Consolidated Financial Statements................   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................  13

Item 3.        Quantitative and Qualitative Disclosure about Market Risk...........  27

PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings...................................................  27

Item 2.        Changes in Securities and Use of Proceeds...........................  29

Item 3.        Defaults Upon Senior Securities.....................................  29

Item 4.        Submission of Matters to a Vote of Security Holders.................  29

Item 5.        Other Information...................................................  30

Item 6(a).     Exhibits............................................................  30

Item 6(b).     Reports on Form 8-K.................................................  30

Signatures.........................................................................  31

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                          June 30,       December 31,
                                                                                            2000             1999
                                                                                        ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                           $    14,784      $    10,598
    Short-term investments                                                                   12,429           31,067
    Accounts receivable (net of allowances of $285 in 2000 and $358 in 1999)                  1,927            1,236
    Inventories                                                                               3,044            2,261
    Other current assets                                                                      2,578            4,951
                                                                                        ------------     ------------
      Total current assets                                                                   34,762           50,113

Property, plant and equipment                                                                 6,479            5,363
Intangible assets, net                                                                        7,738            9,806
Investment in unconsolidated companies                                                        1,786            1,786
Deferred pension asset                                                                        7,207            5,571
Other assets                                                                                  1,395            1,620
Net assets of business held for disposition                                                  19,682           13,060
                                                                                        ------------     ------------
      Total assets                                                                      $    79,049      $    87,319
                                                                                        ============     ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                       $       553      $     1,103
    Accounts payable                                                                          4,387            2,569
    Accrued restructuring costs                                                                 358               67
    Other accrued liabilities                                                                11,215            7,913
                                                                                        ------------     ------------
      Total current liabilities                                                              16,513           11,652
Long-term debt                                                                               45,220           43,914
Other liabilities                                                                            21,240           21,634
Deferred income taxes                                                                         1,213            1,213
Accrued restructuring costs                                                                      11                -
                                                                                        ------------     ------------
      Total liabilities                                                                      84,197           78,413
                                                                                        ------------     ------------

Commitments and contingencies (Note 7)

Mandatorily redeemable junior preferred stock (Note 8)                                            -                -

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares in 2000 and in 1999
    Issued and outstanding - none in 2000 and in 1999                                             -                -

Mandatorily redeemable preferred stock, $2,000 liquidation value:
    Authorized: 21,859 shares in 2000 and in 1999
    Issued and outstanding - 18,247 shares in 2000; 19,321 in 1999                           36,494           38,642

Convertible preferred stock, $2,000 liquidation value:
    Authorized: 10,000 shares in 2000 and in 1999
    Issued and outstanding - 1,125 shares in 2000; 1,885 in 1999                              2,250            3,770

Stockholders' deficit:
    Preferred stock, $1.00 par value:
      Authorized: 898,171 shares in 2000 and in 1999
      Issued and outstanding - none in 2000 and in 1999                                           -                -
    Common stock, $.01 par value:
      Class A:
         Authorized:  175,000,000 shares in 2000 and in 1999
         Issued and outstanding - 57,066,503 shares in 2000; 55,941,854 in 1999                 571              559
      Class C:
         Authorized: 50,000,000 shares in 2000 and in 1999
         Issued and outstanding - none in 2000 and in 1999                                        -                -
    Other additional capital                                                                419,574          415,437
    Notes receivable from stockholders                                                       (4,642)          (4,642)
    Accumulated deficit                                                                    (459,406)        (445,001)
    Accumulated other comprehensive income                                                       11              141
                                                                                        ------------     ------------
      Total stockholders' deficit                                                           (43,892)         (33,506)
                                                                                        ------------     ------------
      Total liabilities, redeemable preferred stock and stockholders' deficit           $    79,049      $    87,319
                                                                                        ============     ============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                       For the three months ended      For the six months ended
                                                                     ----------------------------    ----------------------------
                                                                               June 30,                         June 30,
                                                                     ----------------------------    ----------------------------
                                                                         2000            1999            2000            1999
                                                                     ------------    ------------    ------------    ------------
Royalty income                                                       $      3,587    $     10,460    $      6,706    $     13,122
Internet revenue                                                              488             395           1,063             395
Product sales                                                               2,990           2,787           6,251           5,612
                                                                     -------------   -------------   -------------   -------------
   Total revenue                                                            7,065          13,642          14,020          19,129
                                                                     -------------   -------------   -------------   -------------

Intellectual property costs                                                   238             188             608             565
Internet video programming and site development                             2,461               -           5,710               -
Cost of product sales                                                       2,598           2,045           4,853           4,637
Research, development and engineering                                         367             257             811             441
Selling and administrative                                                  6,483           4,015          12,277           6,246
Amortization of goodwill                                                    1,459             473           2,336             776
                                                                     -------------   -------------   -------------   -------------
   Total costs and operating expenses                                      13,606           6,978          26,595          12,665
                                                                     -------------   -------------   -------------   -------------

   Operating income (loss)                                                 (6,541)          6,664         (12,575)          6,464

Interest expense                                                            1,383           1,392           2,747           2,744
Amortization of debt financing costs                                           87              88             175             174
Interest income                                                              (214)           (534)           (761)         (1,273)
Other (income) expense, net                                                   223             626             222             624
                                                                     -------------   -------------   -------------   -------------
   Income (loss) from continuing operations before income taxes            (8,020)          5,092         (14,958)          4,195

Provision for income taxes                                                    365           1,065             688           1,325
                                                                     -------------   -------------   -------------   -------------
   Income (loss) from continuing operations                                (8,385)          4,027         (15,646)          2,870

Income (loss) of business held for disposition (net of taxes
   of $(35) in 2000 and none in 1999)                                         693          (5,008)          1,241          (5,798)
                                                                     -------------   -------------   -------------   -------------
   Net loss                                                                (7,692)           (981)        (14,405)         (2,928)

Benefit from extinguishment of mandatorily
    redeemable preferred stock                                                  -             374               -             374
                                                                     -------------   -------------   -------------   -------------
   Net loss available for common stockholders                              (7,692)           (607)        (14,405)         (2,554)

Other comprehensive loss, net of tax:
   Unrealized gain (loss) on marketable securities                            (11)             68            (141)            267
   Foreign currency translation adjustments                                     1               -              11               -
                                                                     -------------   -------------   -------------   -------------
   Comprehensive loss                                                $     (7,702)   $       (539)   $    (14,535)   $     (2,287)
                                                                     =============   =============   =============   =============

Basic and diluted income (loss) per share :
   Income (loss) per share from continuing operations                $      (0.15)   $       0.08    $      (0.28)   $       0.06
   Income (loss) per share from discontinued operations              $       0.01    $      (0.09)   $       0.02    $      (0.11)
   Income (loss) per share available to common stockholders          $      (0.14)   $      (0.01)   $      (0.26)   $      (0.05)
                                                                     -------------   -------------   -------------   -------------
Weighted average number of common shares outstanding                   55,916,857      53,113,090      55,717,651      51,865,591
                                                                     =============   =============   =============   =============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                           For the six months ended
                                                                         -----------------------------
                                                                           June 30,        June 30,
                                                                             2000            1999
                                                                         -------------   -------------
Cash flows from operating activities:
    Net loss                                                             $    (14,405)   $     (2,928)
    Loss (income) from discontinued operations                                 (1,241)          5,798
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation, amortization and accretion                                 3,384           1,353
       Net loss on disposal of assets                                             155               -
       Equity in loss of subsidiary prior to control                                -             627
       Changes in operating assets and liabilities:
         Accounts receivable                                                     (691)            (68)
         Inventories                                                             (783)           (543)
         Deferred pension asset                                                (1,636)              -
         Other assets                                                           2,446          (3,007)
         Accounts payable                                                       1,817             (76)
         Other accrued liabilities and income taxes payable                     3,303             282
         Accrued restructuring costs                                              302             (53)
         Other liabilities                                                       (395)         (2,181)
                                                                         -------------   -------------
          Net cash used in continuing operations                               (7,744)           (796)
          Net cash used in discontinued operations                             (4,100)         (4,125)
                                                                         -------------   -------------
          Net cash used in operating activities                               (11,844)         (4,921)
                                                                         -------------   -------------

Cash flows from investing activities:
    Purchase of company, net of cash acquired                                    (451)         (3,866)
    Purchases of short-term investments                                       (27,219)        (44,846)
    Proceeds received on the maturity of short-term investments                36,225          55,956
    Proceeds from the sale of short-term investments                            9,452           4,603
    Additions to property, plant and equipment                                 (2,050)           (572)
    Investments in unconsolidated companies                                         -          (1,228)
                                                                         -------------   -------------
          Net cash provided by continuing operations                           15,957          10,047
          Net cash used in discontinued operations                               (672)           (662)
                                                                         -------------   -------------
          Net cash provided by investing activities                            15,285           9,385
                                                                         -------------   -------------
Cash flows from financing activities:
    Borrowings under working capital facilities                                 1,302               -
    Repayments under working capital facilities                                  (429)           (175)
    Repayment of notes payable-affiliates                                         (12)             (6)
    Debt financing costs                                                            -             (20)
    Proceeds from issuance of common stock                                        481             677
                                                                         -------------   -------------
          Net cash provided by continuing operations                            1,342             476
          Net cash provided by (used in) discontinued operations                 (752)              1
                                                                         -------------   -------------
          Net cash provided by financing activities                               590             477
                                                                         -------------   -------------
          Effects of exchange rates on continuing operations                       11               -
                                                                         -------------   -------------
          Effects of exchange rates on discontinued operations                    144            (104)
                                                                         -------------   -------------
          Net increase in cash and cash equivalents                             4,186           4,837
Cash and cash equivalents, beginning of period                                 10,598          23,357
                                                                         -------------   -------------
Cash and cash equivalents, end of period                                 $     14,784    $     28,194
                                                                         =============   =============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Ampex Corporation

     Ampex Corporation ("Ampex" or the "Company") is one of the world's leading innovators of technologies for the visual information age. Beginning in 1999, the Company embarked to strategically reposition the Company by building a network of Internet video businesses, focused on programming, services and technology. During 1999, the Company, through its subsidiary, iNEXTV Corporation ("iNEXTV"), acquired equity interests in various Internet video businesses, started to assemble its internal organization to support the iNEXTV network and to develop video programming for these websites and for customers seeking to add video capability to their websites.

     In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in net assets of business held for disposition in the Consolidated Balance Sheet for June 30, 2000 and December 31, 1999. The Company expects to report a gain on the sale of Data Systems. However, at the date of these financial statements, the Company has not yet entered into a contract to sell Data Systems. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and its other continuing businesses.

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

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     In the second quarter of 2000, the Company changed the expected life of goodwill of the acquired Internet businesses from three years to two years, given the rapid changes affecting the Internet and to conform with other Internet content companies. In the quarter ended June 30, 2000 the impact of this change in estimate resulted in increased amortization of $0.5 million. This amortization policy will result in increased charges against operations and losses being recognized until goodwill is fully amortized.

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

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B, Second Amendment: Revenue Recognition in Financial Statements ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

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

Note 3 - Business Held for Disposition

     In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. A summary of the operating results of Data Systems is as follows:

                                                                                Three months ended        Six months ended
                                                                               --------------------     ---------------------
                                                                               June 30,    June 30,      June 30,    June 30,
                                                                                 2000        1999          2000        1999
                                                                               --------   ---------      ---------   --------
                                                                                               (in thousands)
     Revenues................................................................    12,029     13,338         23,768     25,533
     Costs and operating expenses............................................    11,426     18,371         22,716     31,418
     Operating income (loss).................................................       610     (5,033)         1,052     (5,885)
     Other (income) expenses.................................................       (28)        11            (96)        21
     Income (loss) of business held for disposition..........................       693     (5,008)         1,241     (5,798)

     A summary of the assets and liabilities of Data Systems is as follows:

                                                                                          June 30,     December 31,
                                                                                            2000           1999
                                                                                          --------     ------------
                                                                                               (in thousands)
     Current assets.............................................................          $ 27,969           26,328
     Property, plant and equipment, net.........................................             6,534            6,796
     Other assets...............................................................                43              134
     Current liabilities........................................................           (13,476)         (17,527)
     Long-term debt.............................................................                 -             (752)
     Other liabilities..........................................................              (614)          (1,038)
     Other......................................................................              (774)            (881)
                                                                                          --------          -------
     Net assets of segment to be sold...........................................          $ 19,682           13,060
                                                                                          --------          -------

     Prospective buyers have been approached by the Company's advisors. However, the Company has not entered into any definitive agreement of sale at this time. The Company believes that it will sell Data Systems some time in fiscal 2000.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Computation of Basic and Diluted Loss per Share

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

                                                     Three months ended     Six months ended
                                                    --------------------  --------------------
                                                    June 30,   June 30,   June 30,   June 30,
                                                      2000       1999       2000       1999
                                                    --------   ---------  --------   ---------
Numerator

  Income (loss) from continuing operations........  $ (8,385)   $ 4,027   $(15,646)  $  2,870
                                                    ========    =======   ========   ========

  Net loss available for common stockholders......  $ (7,692)   $  (607)  $(14,405)  $ (2,554)
                                                    ========    =======   ========   ========

Denominator

  Weighted average common stock outstanding.......    55,917     53,113     55,718     51,866
                                                    --------    -------   --------   --------

Basic and diluted income (loss) per share from
  continuing operations...........................  $  (0.15)   $  0.08   $  (0.28)  $   0.06
                                                    ========    =======   ========   ========

Basic and diluted loss per share..................  $  (0.14)   $ (0.01)  $  (0.26)  $  (0.05)
                                                    ========    =======   ========   ========

     In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock. Such shares are being held in escrow pending the resolution of certain contingencies. These shares have been included in the computation of diluted weighted average common stock outstanding from their issue date in periods when their inclusion is dilutive.

     In the six months ended June 30, 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock and holders of 1,074 shares of Redeemable Preferred Stock were redeemed for 690,279 shares of Common Stock which are included in the weighted average common stock outstanding since the date of exchange. In the six months ended June 30, 1999, holders of 8,069 shares of Convertible Preferred Stock converted their holdings into 4,034,500 shares of Common Stock and holders of 1,038 shares of Redeemable Preferred Stock were redeemed for 356,611 shares of Common Stock which are included in the weighted average common stock outstanding since the date of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the periods ended June 30, 2000 and 1999, respectively, since they are anti-dilutive. If the Company were to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 15,160,100 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation.
At June 30, 2000 such additional shares of Common Stock would be anti-dilutive to the diluted loss per share reported.

     Stock options to purchase 3,324,922 shares of Common Stock at prices ranging from $1.0625 to $6.00 per share were outstanding at June 30, 2000, but were not included in the computation of diluted loss per share as they are anti-dilutive.

     Stock options to purchase 2,939,091 shares of Common Stock at prices ranging from $1.0625 to $6.00 per share were outstanding at June 30, 1999, but were not included in the computation of diluted loss per share as they are anti-dilutive.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Computation of Basic and Diluted Loss per Share (cont'd.)

     In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 11. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of the exchange. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding for the three and six months ended June 30, 2000 and 1999 as they are anti-dilutive.

Note 5 - Supplemental Schedule of Cash Flow Information

                                                             Six months ended June 30,
                                                             -------------------------
                                                                2000            1999
                                                             ---------       ---------
                                                                  (in thousands)
   Interest paid...........................................   $ 2,641        $  2,640
   Income taxes paid.......................................       697           1,324
   Redeemable preferred stock..............................    (2,148)         (2,076)
   Convertible preferred stock.............................    (1,520)        (16,138)
   Issuance of common stock................................     3,668          18,214

Note 6 - Inventories

                                                             June 30,    December 31,
                                                               2000         1999
                                                             --------    ------------
                                                                (in thousands)
   Raw materials............................................  $   451        $    313
   Work in process..........................................      176              57
   Finished goods...........................................    2,417           1,891
                                                              -------        --------
    Total...................................................  $ 3,044        $  2,261
                                                              =======        ========

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

     On January 7, 2000, a suit was filed against the Company and others by Information Super Station ("ISS"), the majority stockholder of Executive Branch Webcasting Corporation, in which the Company's Internet subsidiary, iNEXTV, held a minority interest. On February 1, 2000, the Company filed suit against ISS and others under the Federal securities laws seeking contract recission and damages in connection with activities related to the Company's investment. Both of these lawsuits were settled in July 2000, and all pending litigation between the parties was dismissed with prejudice. As part of the settlement, the Company made a cash payment and agreed to amend the vesting provisions with respect to warrants to purchase 100,000 shares of Common Stock at a price of $3.90 per share. The warrants expire if unexercised in June 2001. The cost of the settlement is recorded in other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Loss for the period ended June 30, 2000.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingencies (cont'd.)


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

Note 8 - Preferred Stock

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the six months ended June 30, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock. In the six months ended June 30, 1999, the holders of 8,069 shares of Convertible Preferred Stock converted their holdings into 4,034,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the six months ended June 30, 2000, the Company issued 690,279 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.2 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2000.

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

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Accumulated Other Comprehensive Income

     The balances of each classification within accumulated other comprehensive income are as follows:

                                              Unrealized       Accumulated
                                Foreign         Gain on           Other
                                Currency      Marketable      Comprehensive
                                  Items       Securities          Income
                                --------      ----------      -------------
                                            (in thousands)

  December 31, 1999...........  $      -      $      141      $         141
  Current period change.......        11            (141)              (130)
                                --------      ----------      -------------
  June 30, 2000...............  $     11      $        -      $          11
                                ========      ==========      =============

Note 11 - Senior Notes

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

                                                          Six months ended June 30, 2000
                                            ----------------------------------------------------------
                                                                 Licensing of  Eliminations
                                            Internet     Disk    Intellectual       and
                                              Video     Arrays     Property      Corporate     Totals
                                            --------   -------   ------------  ------------   --------
Revenues from external customers..........  $  1,063   $ 6,251         $6,706       $     -   $ 14,020
Interest income...........................        32         -              -           729        761
Interest expense..........................        33       842              -          1872      2,747
Depreciation, amortization and accretion..       569        74              2           402      1,047
Segment income (loss).....................   (12,724)   (2,365)         6,098        (2,425)   (11,416)
Segment assets............................    11,381     8,707              1        58,960     79,049
Expenditures for segment assets...........     1,953        97              -             -      2,050

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Segment Reporting (cont'd.)

                                                         Six months ended June 30, 1999
                                            ----------------------------------------------------------
                                                                 Licensing of  Eliminations
                                            Internet     Disk    Intellectual       and
                                              Video     Arrays     Property      Corporate     Totals
                                            --------   --------  ------------  ------------   --------
Revenues from external customers..........  $    395   $  5,612  $     13,122  $         -    $ 19,129
Interest income...........................        16          -             -        1,257       1,273
Interest expense..........................        37        618             -        2,089       2,744
Depreciation, amortization and accretion..        21         54             1          488         564
Segment income (loss).....................    (3,853)    (2,175)       12,557       (6,982)       (453)
Segment assets............................     3,495      8,633             2       71,426      83,556
Expenditures for segment assets...........       164        146             -          262         572

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


Strategic Repositioning of the Company

     Beginning in 1999, the Company began a strategic repositioning of its business by building a network of Internet video businesses, focusing on programming, services and technology. During 1999 the Company, through its subsidiary, iNEXTV, acquired equity interests in various Internet video businesses and started to assemble an internal organization to support the iNEXTV network and to develop additional Internet video-based websites. Since 1999, the Company has been involved in developing video programming for these websites, and syndicating its content for distribution by unaffiliated websites. The Company also offers Internet video production and distribution services for clients who wish to develop content for distribution on their own websites or on websites maintained by third parties. The Company expects to continue refining its Internet activities and strategies in order to adapt to the rapid pace of change currently facing most Internet businesses. There can be no assurance that the Company will be able to realize sufficient revenues or to earn profits as a result of the implementation of these strategies.

     In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation ("Data Systems"), its subsidiary which makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold have been reflected in net assets of business held for disposition in the Consolidated Balance Sheet as of December 31, 1999. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and its other continuing businesses.

     Following the planned sale of Data Systems, the Company's continuing operations will include iNEXTV, its non-Internet technology licensing group, the newly-formed Internet Technology Group and MicroNet, its wholly-owned subsidiary that makes high performance disk arrays and storage area networks ("SAN") products (principally DataDock, Genesis and SANcube products). No other class of similar products, services or royalty arrangements accounted for more than 10% of continuing revenues during the comparison periods discussed below.

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

     Total Revenue. Total revenue decreased by 48.2% to $7.1 million for the three months ended June 30, 2000 compared to $13.6 million for the three months ended June 30, 1999, and declined by 26.7% to $14.0 million in the first six months of 2000 from $19.1 million in the first six months of 1999. The decrease from the comparable three and six month period is due to a long-term license agreement signed in the second quarter of 1999, of which $7.5 million pertains to royalties earned in prior periods. Revenues from the Company's Internet video businesses and product sales from MicroNet increased modestly in the comparable three and six-month periods.

     Royalty Income. Royalty income was $3.6 million and $10.5 million in the second quarters of 2000 and 1999, respectively, and $6.7 million and $13.1 million in the first half of 2000 and 1999, respectively. Royalty income in 1999 was positively impacted by approximately $7.5 million representing the portion of royalties earned in prior periods from a long-term license agreement signed in the second quarter of 1999. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.
During this period, a growing portion of royalty income related to 6-mm and 8-mm video recorders and camcorders. The Company is assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, that the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control, such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," below.

     Internet Revenue. The Company's Internet video programming and services business began in early 1999, and in June 1999 were consolidated under its subsidiary, iNEXTV. iNEXTV recorded revenue of $0.5 million and $0.4 million in the second quarter of 2000 and 1999, respectively and $1.1 million and $0.4 million in the first half of 2000 and 1999, respectively, principally from Internet video services. In the quarter ended June 30, 2000, TV onthe WEB, a subsidiary, discontinued its non-Internet video post-production operations conducted by Gardy McGrath International, which accounted for $0.1 million of Internet revenue in the three and six months ended June 30, 1999 and an insignificant amount of revenue and $0.2 million, respectively, in the three and six months ended June 30, 2000. Internet revenues do not include revenues of TV1, which provides Internet video services to European businesses, as TV1 is not a majority-owned affiliate. The Company's two new websites, EXBTV.com and istyletv.com, are expected to rely significantly on advertising and e-commerce revenues. Additionally, AENTV.com's new programming, on which it will be primarily dependent for revenue, was introduced in the fourth quarter of 1999 and is expected to generate additional revenues later in 2000. iNEXTV currently anticipates that revenues from advertising and e-commerce will not become significant until later in 2000. Additionally, the Company is seeking to grow revenues by syndicating its content for distribution by third party websites and by offering various services to customers who wish to add video content to their own websites. Revenues from such activities are not expected to be significant until later in 2000.

     Product Sales. Sales of MicroNet products for the three and six months ended June 30, 2000 totaled $3.0 and $6.3 million, respectively, compared to $2.8 and $5.6 million, respectively, for the comparable three and six months ended June 30, 1999. The delay in the receipt of outsourced component parts used in MicroNet high capacity Genesis disk arrays depressed sales in the periods ended June 30, 2000 causing margins to decrease from levels realized in the comparable periods in 1999. MicroNet started to ship SANcube in the second quarter of 2000, and anticipates that this product will enhance MicroNet's position in the market for storage area network products.

     Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by the Company's in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation.

     Internet Video Programming and Site Development. Internet video programming and site development costs of $2.5 and $5.7 million, respectively, in the three and six months ended June 30, 2000 represent costs incurred for services rendered to customers, as well as costs incurred for the development of made-for-the-Internet video programming and website expendable hardware and software purchases in support of iNEXTV's websites and infrastructure. The Company anticipates that site development startup costs will decline in the second half of 2000, but that expenditures for program production, marketing and advertising will remain at current levels for the remainder of 2000. The Company has given notice of its intention to increase its investment in TV1 Internet Television with effect from early 2001. After this additional investment, the Company may be required to consolidate this enterprise or to record its equity interest in the enterprise's future losses, which could result in greater losses reported by the Company in future periods.

     Cost of Product Sales. Product costs associated with the sales of MicroNet products for the three and six months ended June 30, 2000 totaled $2.6 and $4.9 million, respectively, compared to $2.0 and $4.6 million, respectively, for the comparable three and six months ended June 30, 1999. A delay in the receipt of outsourced component parts used in the new generation of high capacity and higher margin Genesis disk arrays in the second quarter of 2000 resulted in lower gross margins than in prior quarters. The Company anticipates that such shortages will be alleviated in future quarters of 2000.

     Research, Development and Engineering Expenses. The majority of RD&E was focused on the development and engineering on disk array products, specifically the development of MicroNet's Genesis and SANcube product lines which have been introduced to the market in 1999 and early 2000, respectively. Research, development and engineering expenses associated with MicroNet were $0.3 and $0.5 million, respectively, in the three and six months ended June 30, 2000, compared to $0.3 million and $0.4 million, respectively, in the three and six months ended June 30,1999. Research and development costs incurred by ITG amounted to $0.1 and $0.3 million in the three and six months ended June 30, 2000 and were not material in 1999. The Company anticipates increased spending in connection with research, development and engineering programs which support iNEXTV's Internet video strategy.

     Selling and Administrative. Selling and administrative expenses increased to $6.5 and $12.3 million, respectively, in the three and six months ended June 30, 2000 from $4.0 and $6.2 million in the comparable three and six months ended June 30, 1999. In addition to costs incurred for the Internet video programming and site development discussed above, the Company's Internet video businesses incurred direct sales, marketing and administrative expenses totaling $3.6 and $7.3 million, respectively in the three and six months ended June 30, 2000. In the three and six months ended June 30, 1999, direct Internet-related expenditures were $1.6 and $1.6 million, respectively. MicroNet selling and administrative expenses totaled $1.2 million and $2.3 million, respectively, in the three and six months ended June 30, 2000 compared to $1.0 million and $2.1 million, respectively, in the three and six months ended June 30, 1999. Other nonallocated administrative costs totaled $1.7 million and $2.7 million, respectively, in the three and six months ended June 30, 2000 compared to $1.4 million and $2.5 million, respectively, in the three and six months ended June 30, 1999. The Company anticipates that it will need to increase its sales and marketing efforts to be successful in bringing together the necessary capabilities to build the Company's presence in Internet video markets and increase sales at MicroNet from its new product offerings in early 2000.

     Amortization of Goodwill. In connection with the acquisitions of each of MicroNet, TV onthe WEB and AENTV, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in the recording of goodwill. In the second quarter of 2000, the Company changed the expected life of goodwill of the acquired Internet businesses from three years to two years, given the rapid changes affecting the Internet and to conform with other Internet content companies. In the quarter ended June 30, 2000 the impact of this change in estimate resulted in increased amortization of $0.5 million. This amortization policy will result in increased charges against operations and losses being recognized until goodwill is fully amortized. Goodwill arising from the purchase of MicroNet is being amortized on a straight line basis over 5 years from the date of acquisition. Additional goodwill may be recognized to the extent that future payments are required to be paid on the MicroNet preferred stock, or if the Company exercises options to increase its equity interest in its other Internet video affiliates, as it expects to do with TV1.

     Interest Expense. Interest expense, primarily due to the issuance of $44.0 million of 12% Senior Notes due 2003 and Warrants to purchase approximately 1.02 million shares of Common Stock in January and July 1998, was $1.4 and $2.7 million, respectively for the three and six months ended June 30, 2000 and 1999.

     Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

     Interest Income. Interest income is earned on cash balances and short and long-term investments. In the three and six months ended June 30, 1999 the Company, pending application of the proceeds of the 12% Senior Notes, had significantly higher investment balances compared to the three and six months ended June 30, 2000, which resulted in higher interest income.

     Other (Income) Expense, Net. In connection with certain litigation between the Company and ISS as described in "Item 1. Legal Proceedings," the value of the settlement was included in other (income) expense for the three and six months ended June 30, 2000. For the three and six months ended June 30, 1999, other (income) expense included a proportionate share of the net loss for the period the Company held a minority interest in TV onthe WEB.

     Provision for Income Taxes. The provisions for income taxes in the three and six months ended June 30, 2000 and 1999 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any material provision for U.S. Federal income tax in any of these periods due to the utilization of net operating loss carry forwards and timing differences. At June 30, 2000, the Company had net operating loss carry forwards for income tax purposes of $130.4 million, expiring in the years 2005 through 2014. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

     Income (Loss) of Business Held for Disposition. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations and Comprehensive Loss, an income (loss) of business held for disposition (net of taxes).

     A summary of the operating results of Data Systems is as follows:

                                                        Three months ended     Six months ended
                                                       --------------------  --------------------
                                                       June 30,   June 30,   June 30,   June 30,
                                                         2000       1999       2000       1999
                                                       -------     ------     ------     ------
                                                                  (in thousands)
     Revenues........................................    12,029     13,338     23,768     25,533
     Costs and operating expenses....................    11,426     18,371     22,716     31,418
     Operating income (loss).........................       610     (5,033)     1,052     (5,885)
     Other (income) expenses.........................       (28)        11        (96)        21
     Income (loss) of business held for disposition..       693     (5,008)     1,241     (5,798)

     Net Loss. The Company reported a net loss of $7.7 and $14.4 million for the three and six months ended June 30, 2000, respectively, compared to a net loss of $1.0 and $2.9 million for the three and six months ended June 30, 1999, primarily as a result of the factors discussed above under "Royalty Income," "Internet Video Programming and Site Development," "Selling and Administrative," "Amortization of Goodwill," and "Income (Loss) of Business Held for Disposition."

    Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. On April 28, 1999, the Company agreed to exchange 40,000 shares of its Common Stock for 287 shares of its outstanding Redeemable Preferred Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

     Cash Flow. At June 30, 2000, the Company had cash and short-term investments of $27.2 million and working capital of $18.2 million. At December 31, 1999, the Company had cash and short-term investments of $41.7 million and working capital of $38.5 million. Data Systems, which is accounted for as a Discontinued Operation, had working capital of $21.1 million and $8.8 million at June 30, 2000 and December 31, 1999, respectively. Working capital of Data Systems has been included in net assets of business held for disposition at June 30, 2000 and December 31, 1999. The decline in cash and short-term investments in the six months ended June 30, 2000 results primarily from capital additions, operating losses of the Company's Internet video businesses, operations of the Internet Technology Group, operating losses of MicroNet, an increase in working capital of discontinued operations, and interest expense offset in part by operating income earned from the Company's technology licensing activities.
Cash used in continuing operations totaled $7.7 million in the six months ended June 30, 2000 and $0.8 million in the six months ended June 30, 1999. Cash used in discontinued operations totaled $4.1 million in the six months ended June 30, 2000, largely due to the increase in inventory levels for government programs scheduled for delivery later in the year and payments against restructuring reserves established in prior years.

     Major items impacting results from continuing operations in the six months ended June 30, 2000, which did not affect cash, were goodwill amortization associated with MicroNet and acquired Internet businesses, totaling $2.3 million. Other non-cash charges affecting the first half of 2000 operations included other depreciation, amortization and accretion of $1.0 million.

     During 1999, the Company, through its subsidiary iNEXTV, acquired majority control of TV onthe WEB and AENTV in step acquisitions. The Company has included the value of assets and liabilities of these majority-owned affiliates in its Consolidated Financial Statements and has reported 100% of net losses reported by these affiliates for periods after it acquired a majority interest. Also during 1999, the Company acquired a minority interest in Executive Branch Webcasting Corporation ("EBWC"). The Company elected not to exercise options to acquire additional ownership in EBWC. Accordingly, in the fourth quarter of 1999, the Company wrote off its minority investment in EBWC. In July 2000, the Company made a payment to former investors in EBWC as part of its settlement of litigation between the two parties. In the six months ended June 30, 2000, the Company incurred infrastructure capital expenditures of $2.0 million to expand its Internet video production and distribution facilities and to support the network website, communications, accounting and information tracking systems. The Company also gave notice of its intent to increase its equity ownership in TV1 International Television in early 2001.

     The Company's strategy is to grow Internet revenues from video advertising, e-commerce partnerships, webcasting, content syndication, Internet video services and technology licensing. In order to do so, the Company will be required to incur substantial content production expenditures and sales and marketing costs to attract users to its video websites, which have only recently become operational. Material advertising and e-commerce revenues are not likely to be obtained until a significant base of users can be demonstrated. There can be no assurance that the Company will be successful in obtaining sufficient revenues from the above sources to make its Internet video businesses viable or profitable.

     The Company intends to seek strategic partnerships with other companies in order to obtain additional content, brand recognition, user awareness, technology and infrastructure cost savings. The Company may be required to commit significant resources to these partnerships, which could increase the Company's liquidity needs and require it to issue debt or equity securities which would dilute current stockholders' interest in the Company.

     The Company believes that it has adequate financial resources to develop its Internet video businesses as presently envisioned for at least the next twelve months. The Company recently announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications. At the date of this Report the Company had not entered into any definitive agreement of sale, and there can be no assurance that the Company will be able to consummate a sale, or as to the terms or timing of any sale, if consummated. Ampex intends to use the proceeds of the proposed sale in its continuing operations, including
its Internet video operations.   In addition, the Company may seek to raise
additional capital at any time to make new investments in streaming media Internet ventures and technology. The Company may seek to issue additional shares of Common Stock in public or private equity transactions or seek to sell equity securities of one or more of its Internet video businesses in an initial public offering. There can be no assurance that a market will exist for the Company's or its affiliates' securities. The Company expects that it will face an increased number of competitors in future years, many of whom will be better capitalized and have greater financial resources than the Company. The Company may require additional capital to execute its Internet strategy, and there can be no assurance that it will be able to obtain such capital on reasonable terms or at all.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At June 30, 2000, the Company had borrowings outstanding of $1.3 million and had letters of credit issued against the facility totaling $1.1 million. At June 30, 1999, the Company had borrowings outstanding of $2,706 and had letters of credit issued against the facility totaling $1.1 million. The Company believes that its usage of this facility will be significantly reduced after the sale of Data Systems.

     Financing Transactions. In the six months ended June 30, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock, leaving 1,125 shares of Convertible Preferred Stock outstanding. In the six months ended June 30, 1999, the holders of 8,069 shares of Convertible Preferred Stock converted their holdings into 4,034,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the six months ended June 30, 2000, the Company issued 690,279 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.2 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2000. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

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

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B, Second Amendment: Revenue Recognition in Financial Statements ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

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

Risk Factors

Risk of Continuing Losses

     Ampex has incurred significant operating and net losses in the three and six months ended June 30, 2000 and its 1999 fiscal year, primarily due to its Internet video programming activities, promotional expenses, amortization of goodwill of acquired businesses and interest expense. Total revenues were not sufficient to offset these items. Although the Company expects its Internet video revenues to grow in future periods, there can be no assurance that such revenues will be sufficient to offset similar expenses and/or losses that may be incurred. There can be no assurance that such expenses or losses will not increase in future periods. The Company may be required to incur additional indebtedness in connection with future acquisitions or its Internet expansion plans, which could increase future interest expenses. In addition, the Company cannot predict the amount of licensing royalties that it may recognize in future periods. Accordingly, the Company expects operating and net losses to continue at least for the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, " above, and the other Risk Factors included in this section.

Risks Associated with iNEXTV and Internet Video Strategy

     The Company's Internet subsidiary, iNEXTV, was formed in mid-1999, and has generated limited revenues. The business and prospects of iNEXTV, and the Company's Internet video strategy in general, are subject to the risks and uncertainties typical of companies in the early stages of development. These risks are especially high in new and rapidly evolving markets such as those for Internet video content, services, advertising and electronic commerce (e-commerce). If the Company is not successful in its Internet strategy, investors in Ampex Common Stock could suffer the loss of a significant portion or all of their investment.

     The development of iNEXTV and the implementation of the Company's strategy to expand its Internet video businesses involve special risks and uncertainties, including but not limited to the following:

     . the ability of iNEXTV and its affiliates to identify, produce or acquire and deliver compelling, quality video programming over the Internet that appeals to its target audiences;

     . the ability of iNEXTV and its affiliates to obtain and manage key employees and other resources necessary for growth and profitability;

     . market acceptance of Internet broadband access connections, which improve the quality of streaming video but are more costly than methods currently used by most consumers;

     . market acceptance of streaming media technology, which is currently of lower quality than television or radio broadcasts, is subject to congestion and interruptions on the Internet, and requires specialized software, technical expertise and increased bandwidth;

     . dependence upon the continued acceptance and growth of the Internet as a significant medium for advertising and e-commerce;

     . iNEXTV's ability to generate advertising revenues from the Internet and to sell goods and services over the Internet on its own websites and those of its content partners and third parties to whom its content has been syndicated;

     . the ability of iNEXTV and its affiliates to attract and retain sponsors and advertisers, content developers, production customers and other key partners necessary to make its websites and video production services viable;

     . dependence upon timely delivery and integration of website software and hardware purchased from third parties used in its websites;

     . vulnerability of Internet content delivery to system failures and interruptions for a variety of reasons, including computer viruses and other breaches of security;

     . dependence upon Internet service providers, web browsers, providers of streaming media products and others to provide Internet access to iNEXTV's websites and programming;

     . the ability of the Company to generate sufficient revenues to offset the increased cost of bandwidth that would result from increased viewership of its streaming media video sites and the risk that the Company may compete with sites which have access to lower cost bandwidth;

     . the ability of Ampex to innovate, upgrade and transfer to iNEXTV and its affiliates audio or video technology for Internet-based applications;

     . competition among Internet broadcasters and providers of products and services for users, advertisers, content and new products and services;

     . uncertainty about the adoption and application of new laws, proposed taxation and government regulations relating to Internet businesses, which could have a negative effect on Internet business. Some of these negative effects could include slowing down Internet growth, adversely affecting the viability of e-commerce, exposing iNEXTV to potential liabilities or negative publicity for mishandling customer security or user privacy concerns or otherwise adversely affecting its Internet businesses;

     . the ability, if needed, to obtain licenses of intellectual property developed by others that affect Internet usage. Intellectual property claims, if asserted, against the Company could be costly and could have a material adverse effect on its Internet business;

     . the ability to expand successfully in the European or other foreign markets, which is likely to be subject to cultural and language barriers, different regulatory environments, currency exchange rate fluctuations and other difficulties relating to managing foreign operations; and

     . likelihood of continued and significant expenses resulting in material losses in future periods. Such losses could negatively affect the price of the Company's securities. In addition, continued losses could require the Company to seek additional capital, which may not be available on satisfactory terms, or at all.

Risks Associated with Acquisition Strategy

     In order to expand Ampex's products and services, Ampex has made, and will continue to make under the right circumstances, acquisitions of, and/or investments in, other business entities. These entities may be involved in producing or distributing Internet video programming or providing related services or technology. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. The Company is not currently engaged in negotiating any specific acquisitions of other business entities and there can be no assurance as to when or if it will make acquisitions in the future. In order to pay for future acquisitions or investments, Ampex may:

     . issue additional equity securities, which would dilute the ownership interest of existing Ampex stockholders;

     .    incur additional debt; and/or

     . amortize goodwill and other intangibles or incur other acquisition-related charges, which could materially impact earnings.

     Acquisitions and investments involve numerous additional risks, including difficulties in the integration and management of operations, services and personnel of the acquired companies. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex may make investments in companies in which it has less than a 100% interest. Such investments involve additional risks, including the Company's inability to control the management or policies of such entities, and risks of potential conflicts with other investors. Ampex has invested in companies that are in the early stage of development and that may be expected to incur substantial losses. Ampex's financial resources may not be sufficient to fund the operations of such companies. Accordingly, there can be no assurance that any acquisitions or investments that Ampex makes will result in any returns or as to the timing of any such returns. In addition, it is possible that Ampex could lose all or a substantial portion of its investments.

Risk of Proposed Sale of Data Systems

     The Company recently announced its intention to sell Data Systems, which manufactures high performance mass data storage and instrumentation products for entertainment and government applications. The Company has accounted for this subsidiary's operations as a discontinued business effective with its fiscal 1999 financial statements. The Company has retained the services of a financial advisory firm to assist with the sale and has entered into preliminary discussions with potential purchasers. The Company has not entered into any definitive agreement of sale and there can be no assurance that the Company will be able to consummate a sale. Data Systems has experienced a decline in its product sales and there can be no assurance that this decline will not continue. Ampex intends to use the proceeds of the proposed sale to invest in its continuing operations, including its Internet video businesses. There can be no assurance that any proceeds will be sufficient to fund anticipated losses. In addition, if the proposed sale is consummated, Ampex may retain certain liabilities associated with Data Systems' prior operations, including pension benefit obligations, environmental liabilities and indemnification obligations customarily contained in sale agreements.

Risk of Leverage

     As of June 30, 2000, Ampex had outstanding approximately $45.6 million of total borrowings, which included $44.0 million principal amount of 12% Senior Notes due 2003 and $1.6 million of subsidiary indebtedness. The Company has invested a portion of the proceeds from the Senior Notes in its MicroNet and iNEXTV subsidiaries and for general corporate purposes. The Company has also invested a portion of the balance of these proceeds in government securities and, in order to realize yields approaching the interest rate on the Senior Notes, from time to time has invested in high-yield mutual funds and corporate securities, some of which may have longer terms and lower credit quality than U.S. government securities. The Company may also engage in various transactions in derivative securities although it has not yet done so.

     The Company may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions in the indenture governing the Senior Notes. The degree to which the Company is leveraged, and the types of investments it selects, could have important consequences to investors, including the following:

     . a substantial portion of the Company's consolidated cash flow from operations must be dedicated to the payment of principal and interest on outstanding indebtedness, and is therefore unavailable for other purposes;

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

     . investments in securities with lower credit quality or longer maturities could subject the Company to potential losses due to nonpayment or changes in market value of those securities. Transactions in derivative securities could expose Ampex to losses caused by stock market fluctuations; and

     .    the financial covenants and other restrictions contained in the Senior
          Note indenture and other agreements relating to Ampex's indebtedness may restrict Ampex's ability to borrow additional funds, to dispose of assets or to pay dividends on, or to repurchase, preferred or common stock.

     Ampex expects that cash balances and cash flow from royalty income will be sufficient to fund anticipated operating expenses, capital expenditures and debt service requirements as they become due, at least for the next twelve months. There can be no assurance, however, that the amounts available from these sources will be sufficient for such purposes in future periods. The Company may also seek to raise additional equity capital in the private or public markets to finance the expansion of its Internet video businesses. No assurance can be given that additional sources of funding will be available if required or, if available, will be on satisfactory terms. If Ampex cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include discontinuing certain operations or reducing or delaying capital expenditures, selling additional assets and restructuring or refinancing Ampex's indebtedness. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Senior Note Indenture, if applicable.

Fluctuations in Royalty Income

     Ampex's results of operations in certain prior and current periods reflect the receipt of significant royalty income, including material nonrecurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is impossible to predict the amount of royalty income Ampex will receive in the future. Royalty income has historically fluctuated significantly from quarter to quarter and year to year due to a number of factors that Ampex cannot predict. These factors include the extent to which third parties use the Company's patented technology, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. Accordingly, there can be no assurance of the level of royalty income that the Company may realize in the future.

     The costs of instituting patent litigation can be material. The institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by Ampex. Moreover, there is no assurance that Ampex will continue to develop patentable technology that will be able to generate significant patent royalties in future periods to replace patents as they expire.

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

     In 1999, MicroNet changed its focus to concentrate on its high-end products and has recently introduced and expects to introduce later this year several new products and new versions of existing products. Although the Company believes that these products will be well received, there is no guarantee that they will be introduced on a timely basis or will achieve significant market share or generate significant sales revenues. To the extent that MicroNet fails to improve its profitability, the Company will be required to devote resources (including management's time and attention) to MicroNet that would otherwise be available for the expansion of the Company's Internet video businesses.

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

Dependence on Certain Suppliers

     The Company's manufacturing subsidiaries purchase certain components from a single domestic or foreign manufacturer for use in its disk arrays and other manufactured products. Significant delays in deliveries or defects in such components have adversely affected MicroNet's manufacturing operations and it is currently qualifying an alternative supplier of such component parts. In addition, Ampex's manufacturing subsidiaries produce highly engineered products in relatively small quantities. As a result, their ability to cause suppliers to continue production of certain products on which it may depend may be limited. Ampex does not generally enter into long-term raw materials or components supply contracts.

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

     The expansion of iNEXTV's European operations, which are conducted primarily through TV1, may generate advertising and sales revenues in future periods, although the Company has not recognized any revenue to date, since it does not presently consolidate the operations of TV1. The European operations of iNEXTV are expected to be subject to certain risks and uncertainties, including risks and uncertainties similar to those facing domestic development stage Internet companies.

     In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. Some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized. As a result, companies operating or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro. Ampex is currently assessing the effect the introduction of the Euro will have on its internal accounting systems and the potential sales of its products. Ampex will take appropriate corrective actions based on the results of such assessment. Ampex has not yet determined the costs related to addressing this issue. This issue is not expected to have a material adverse effect on Ampex's business.

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

Anti-Takeover Consequences of Certain Governing Instruments

     Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $36.5 million at June 30, 2000, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires

30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex.

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

Environmental Issues

     Ampex's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. Ampex has been named from time to time as a potentially responsible party by the United States Environmental Protection Agency with respect to contaminated sites that have been designated as "Superfund" sites. The Company is also currently engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off its facilities. There can be no assurance that Ampex will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on Ampex in the future.

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

     On January 7, 2000, a suit was filed against the Company and others in the Superior Court of the District of Columbia by Information Super Station ("ISS") seeking an injunction and recovery of damages in connection with activities related to an investment in a subsidiary of ISS made by the Company's subsidiary, iNEXTV. The Company moved to dismiss this suit on the grounds of inconvenient forum. On February 1, 2000, the Company filed suit against ISS and others in the United States District Court for the Southern District of New York under the Federal securities laws seeking contract rescission and damages in connection with activities related to this investment. ISS moved to dismiss the suit on the grounds of inconvenient forum or, in the alternative, to transfer the suit to the United States District Court for the District of Colombia. Both of these lawsuits were settled on July 19, 2000. Under the terms of the settlement agreement, all pending litigation between the parties was dismissed with prejudice. As part of the settlement, Ampex paid cash to ISS and agreed to amend the vesting provisions with respect to warrants to purchase 100,000 shares of Common Stock at $3.90 per share. The warrants, if unexercised, will expire in June 2001. The cost of the settlement is recorded in other (income) expense, net in the Consolidated Results of Operations for the three and six month period ended June 30, 2000.

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

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 2000, the Company had an accrued liability of $1.6 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company expects that it will retain such liabilities or indemnify a purchaser for such liabilities in the event of the sale of Data Systems. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    For the quarter ended June 30, 2000, the Company issued 429,600 shares of Class A Common Stock in payment of the redemption price for 537 shares of its 8% Noncumulative Redeemable Preferred Stock, which is required to be redeemed on a quarterly basis. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

    In July 1999, Ampex issued to ISS a warrant to purchase up to 512,821 shares of the Company's Class A Common Stock at $3.90 per share, subject to adjustment. The warrant was issued in connection with the Company's investment in Executive Branch Webcasting Corporation, in a transaction exempt from registration under section 4(2) of the Securities Act of 1933, as amended. The shares of Class A Common Stock issuable upon exercise of the warrant were registered under the Company's shelf Registration Statement on Form S-3 (File No. 333-85605). In connection with the settlement of certain litigation between Ampex and ISS, as described above in "Item 1. Legal Proceedings," Ampex agreed to amend the vesting provisions with respect to a portion of the warrant. By its terms, the warrant would have expired in its entirety, without having become vested, on March 15, 2000. Under the terms of the amendment, the warrant became vested with respect to 100,000 shares, and was terminated with respect to the balance of the shares, in each case effective as of March 15, 2000. The warrant, as amended, will expire on June 15, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 2000 the Company held its Annual Meeting of Stockholders. The stockholders elected Craig L. McKibben and Peter Slusser as its Class III directors. Mr. McKibben received 48,809,036 votes in favor of his election, with 1,880,781 votes withheld and no broker nonvotes. Mr. Slusser received 48,716,705 votes in favor of his election, with 1,973,112 votes withheld and no broker nonvotes. The stockholders also voted to approve the Company's 2000 Stock Bonus Plan, which provides for the issuance of up to 2,500,000 shares of Common Stock as stock awards, with 43,113,813 votes in favor, 7,381,198 votes opposed, 174,806 votes abstaining and no broker nonvotes. The stockholders ratified the appointment of PricewaterhouseCoopers L.L.P as the Company's independent public accountants for the fiscal year 2000, with 49,816,990 votes in favor, 410,930 votes abstaining, and no broker nonvotes.

ITEM 5.     OTHER INFORMATION

     Not applicable.

ITEM 6(a).  EXHIBITS

     The Exhibits to this Quarterly Report on Form 10-Q are listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

ITEM 6(b).  REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMPEX CORPORATION


Date:  August 14, 2000              /s/ EDWARD J. BRAMSON
                                    ------------------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer



Date:  August 14, 2000              /s/ CRAIG L. McKIBBEN
                                    ------------------------------
                                    Craig L. McKibben
                                    Vice President, Chief Financial Officer and
                                    Treasurer

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                                 June 30, 2000

                                 EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

  4.1 Contingent Warrant Agreement dated as of July 22, 1999, between the Registrant and Information Super Station L.L.C. (previously filed as
          Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (File No. 333-85605).

  4.2* Amendment to Contingent Warrant Agreement dated as of July 21, 2000, between the Registrant and Information Super Station L.L.C., amending the Contingent Warrant Agreement referred to above in item 4.1.

  27.1*   Financial Data Schedule.

* Filed Herewith.