Form 10-Q
period 2000-09-30
AMPEX CORP /DE/
filed 2000-11-14
CIK 887433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (Mark One)

          [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


  As of September 30, 2000, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 57,645,796. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                        Quarter Ended September 30, 2000

                                     INDEX

                                                                                     Page
                                                                                     ----
PART I -- FINANCIAL INFORMATION


  Item 1.         Financial Statements.............................................   2

                  Consolidated Balance Sheets (unaudited) at September 30, 2000 and
                  December 31, 1999................................................   3

                  Consolidated Statements of Operations (unaudited) for the
                  three and nine months ended September 30, 2000 and 1999..........   4

                  Consolidated Statements of Cash Flows (unaudited) for the three
                  and nine months ended September 30, 2000 and 1999................   5

                  Notes to Unaudited Consolidated Financial Statements.............   6

  Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................  13

  Item 3.         Quantitative and Qualitative Disclosure about Market Risk........  29

  PART II -- OTHER INFORMATION

  Item 1.         Legal Proceedings................................................  29

  Item 2.         Changes in Securities and Use of Proceeds........................  30

  Item 3.         Defaults Upon Senior Securities..................................  31

  Item 4.         Submission of Matters to a Vote of Security Holders..............  31

  Item 5.         Other Information................................................  31

  Item 6(a).      Exhibits.........................................................  31

  Item 6(b).      Reports on Form 8-K..............................................  31

  Signatures      .................................................................  32


                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (unaudited)





                                                                                                September 30,       December 31,
                                                                                                    2000                1999
                                                                                               ---------------     --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $        12,459     $        10,598
    Short-term investments                                                                                  42              31,067
    Accounts receivable (net of allowances of $265 in 2000 and $358 in 1999)                             1,421               1,236
    Inventories                                                                                          3,502               2,261
    Other current assets                                                                                 3,294               4,951
                                                                                               ---------------     ---------------
       Total current assets                                                                             20,718              50,113
Property, plant and equipment                                                                            5,694               5,363
Intangible assets, net                                                                                   3,715               9,806
Investment in unconsolidated companies                                                                   1,786               1,786
Deferred pension asset                                                                                   9,409               5,571
Other assets                                                                                             1,483               1,620
Net assets of business held for disposition                                                             20,724              13,060
                                                                                               ---------------     ---------------
       Total assets                                                                            $        63,529     $        87,319
                                                                                               ===============     ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                              $           436     $         1,103
    Accounts payable                                                                                     3,961               2,569
    Accrued restructuring costs                                                                            634                  67
    Other accrued liabilities                                                                            6,614               7,913
                                                                                               ---------------     ---------------
       Total current liabilities                                                                        11,645              11,652
Long-term debt                                                                                          44,798              43,914
Other liabilities                                                                                       21,077              21,634
Deferred income taxes                                                                                    1,213               1,213
                                                                                               ---------------     ---------------
       Total liabilities                                                                                78,733              78,413
                                                                                               ---------------     ---------------

Commitments and contingencies (Note 7)

Mandatorily redeemable junior preferred stock (Note 8)                                                       -                   -

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares in 2000 and in 1999
    Issued and outstanding - none in 2000 and in 1999                                                        -                   -
Mandatorily redeemable preferred stock, $2,000 liquidation value:
    Authorized: 21,859 shares in 2000 and in 1999
    Issued and outstanding - 17,710 shares in 2000; 19,321 in 1999                                      35,420              38,642

Convertible preferred stock, $2,000 liquidation value:
    Authorized: 10,000 shares in 2000 and in 1999
    Issued and outstanding - 1,125 shares in 2000; 1,885 in 1999                                         2,250               3,770
Stockholders' deficit:
    Preferred stock, $1.00 par value:
       Authorized: 898,171 shares in 2000 and in 1999
       Issued and outstanding - none in 2000 and in 1999                                                     -                   -
    Common stock, $.01 par value:
       Class A:
          Authorized:  175,000,000 shares in 2000 and in 1999
          Issued and outstanding - 57,645,796 shares in 2000; 55,941,854 in 1999                           577                 559
       Class C:
          Authorized: 50,000,000 shares in 2000 and in 1999
          Issued and outstanding - none in 2000 and in 1999                                                  -                   -
    Other additional capital                                                                           420,902             415,437
    Notes receivable from stockholders                                                                  (4,642)             (4,642)
    Accumulated deficit                                                                               (469,722)           (445,001)
    Accumulated other comprehensive income                                                                  11                 141
                                                                                               ---------------     ---------------
       Total stockholders' deficit                                                                     (52,874)            (33,506)
                                                                                               ---------------     ---------------
       Total liabilities, redeemable preferred stock and stockholders' deficit                 $        63,529     $        87,319
                                                                                               ===============     ===============



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                (in thousands, except share and per share data)
                                  (unaudited)



                                                                For the three months ended         For the nine months ended
                                                              -------------------------------  ---------------------------------
                                                                       September 30,                        September 30,
                                                              -------------------------------     ------------------------------
                                                                    2000             1999               2000           1999
                                                              -------------     -------------     -------------     ------------
    Royalty income                                             $      2,908     $       2,982     $        9,614     $    16,104
    Internet revenue                                                  1,721               789              2,784           1,184
    Product sales                                                     2,460             2,838              8,711           8,450
                                                              -------------     -------------      -------------    ------------
      Total revenue                                                   7,089             6,609             21,109          25,738
                                                              -------------     -------------      -------------    ------------
    Intellectual property costs                                         (57)              191                551             756
    Internet video programming and site development                   3,467             3,117              9,177           3,877
    Cost of product sales                                             2,425             2,127              7,278           6,764
    Research, development and engineering                               399               295              1,210             736
    Selling and administrative                                        5,189             5,439             17,466          10,925
    Amortization of goodwill                                            429               870              2,765           1,646
    Writedown of impaired assets                                      4,389                 -              4,389              -
                                                              -------------     -------------      -------------    ------------
      Total costs and operating expenses                             16,241            12,039             42,836          24,704
                                                              -------------     -------------      -------------    ------------
      Operating income (loss)                                        (9,152)           (5,430)           (21,727)          1,034

    Interest expense                                                  1,368             1,410              4,115           4,154
    Amortization of debt financing costs                                 88               112                263             286
    Interest income                                                    (356)             (621)            (1,117)         (1,894)
    Other (income) expense, net                                           1                60                223             684
                                                              -------------     -------------      -------------    ------------
      Loss from continuing operations before income taxes           (10,253)           (6,391)           (25,211)         (2,196)

    Provision for income taxes                                          306               304                994           1,629
                                                              -------------     -------------      -------------    ------------
      Loss from continuing operations                               (10,559)           (6,695)           (26,205)         (3,825)

    Income (loss) of business held for disposition (net of taxes
      of $(35) in 2000 and none in 1999)                                243              (755)             1,484          (6,553)
                                                              -------------     -------------      -------------    ------------
      Net loss                                                      (10,316)           (7,450)           (24,721)        (10,378)

    Benefit from extinguishment of mandatorily
       redeemable preferred stock                                       516                 -                516             374
                                                              -------------     -------------      -------------    ------------
      Net loss available for common stockholders                     (9,800)           (7,450)           (24,205)        (10,004)

    Other comprehensive loss, net of tax:
      Unrealized gain (loss) on marketable securities                     -              (143)              (141)            124
      Foreign currency translation adjustments                            -                 -                 11               -
                                                              -------------     -------------      -------------    ------------
      Comprehensive loss                                      $      (9,800)    $      (7,593)     $     (24,335)   $     (9,880)
                                                              =============     =============      =============    ============

    Basic and diluted income (loss) per share:
      Loss per share from continuing operations                $      (0.19)    $       (0.12)     $       (0.47)    $     (0.07)
      Income (loss) per share from discontinued operations     $       0.00     $       (0.01)     $        0.03     $     (0.12)
      Loss per share available to common stockholders          $      (0.17)    $       (0.14)     $       (0.43)    $     (0.19)
                                                              -------------     -------------      -------------    ------------
    Weighted average number of common shares outstanding         56,463,285        54,152,115         55,966,196      52,627,766
                                                              =============     =============      =============    ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                          For the nine months ended
                                                                                     -------------------------------------
                                                                                        September 30,      September 30,
                                                                                            2000               1999
                                                                                     -----------------    --------------
         Cash flows from operating activities:
            Net loss                                                                 $       (24,721)     $     (10,378)
            Loss (income) from discontinued operations                                        (1,484)             6,553
            Adjustments to reconcile net loss to net cash
              used in operating activities:
               Depreciation, amortization and accretion                                        7,984              2,654
               Net loss on disposal of assets                                                    814                  -
               Issuance of stock for services rendered                                             -                721
               Equity in loss of subsidiary prior to control                                       -                686
               Changes in operating assets and liabilities:
                 Accounts receivable                                                            (105)               264
                 Inventories                                                                  (1,241)            (1,057)
                 Deferred pension asset                                                       (3,838)                 -
                 Other assets                                                                  1,702             (2,188)
                 Accounts payable                                                              1,391                152
                 Other accrued liabilities and income taxes payable                           (1,310)              (466)
                 Accrued restructuring costs                                                     567                (83)
                 Other liabilities                                                              (558)            (3,934)
                                                                                     ---------------     --------------
                   Net cash used in continuing operations                                    (20,799)            (7,076)
                   Net cash provided by (used in) discontinued operations                     (4,854)               260
                                                                                     ---------------     --------------
                   Net cash used in operating activities                                     (25,653)            (6,816)
                                                                                     ---------------     --------------

         Cash flows from investing activities:
            Purchase of company, net of cash acquired                                           (451)            (5,039)
            Purchases of short-term investments                                              (27,219)           (81,880)
            Proceeds received on the maturity of short-term investments                       50,451             77,418
            Proceeds from the sale of short-term investments                                   7,613             10,369
            Additions to property, plant and equipment                                        (2,521)            (1,377)
            Investments in unconsolidated companies                                                -             (1,254)
                                                                                     ---------------     --------------
                   Net cash provided by (used in) continuing operations                       27,873             (1,763)
                   Net cash used in discontinued operations                                     (920)            (1,014)
                                                                                     ---------------     --------------
                   Net cash provided by (used in) investing activities                        26,953             (2,777)
                                                                                     ---------------     --------------

         Cash flows from financing activities:
            Borrowings under working capital facilities                                          803              1,003
            Repayments under working capital facilities                                         (507)              (275)
            Repayment of notes payable-affiliates                                                (12)                (6)
            Debt financing costs                                                                   -                (20)
            Proceeds from issuance of common stock                                               740                809
                                                                                     ---------------     --------------
                   Net cash provided by continuing operations                                  1,024              1,511
                   Net cash used in discontinued operations                                     (752)                (2)
                                                                                     ---------------     --------------
                   Net cash provided by financing activities                                     272              1,509
                                                                                     ---------------     --------------
                   Effects of exchange rates on continuing operations                             11                  -
                                                                                     ---------------     --------------
                   Effects of exchange rates on discontinued operations                          278                (20)
                                                                                     ---------------     --------------
                   Net increase (decrease) in cash and cash equivalents                        1,861             (8,104)
         Cash and cash equivalents, beginning of period                                       10,598             23,357
                                                                                     ---------------     --------------
         Cash and cash equivalents, end of period                                    $        12,459    $        15,253
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

     In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in net assets of business held for disposition in the Consolidated Balance Sheet for September 30, 2000 and December 31, 1999. At the date of these financial statements, the Company has not yet entered into a contract to sell Data Systems. Upon consummation of a successful sale, the Company intends to use a substantial portion of the proceeds for investment in iNEXTV and its other continuing businesses.

     Following the planned sale of Data Systems, the Company's continuing operations would include iNEXTV, its non-Internet technology licensing group, the Internet Technology Group ("ITG") and MicroNet Technology, Inc. ("MicroNet"), its wholly-owned subsidiary that makes high performance disk arrays and Storage Area Network products.

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

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     In the second quarter of 2000, the Company changed the expected life of goodwill of the acquired Internet businesses from three years to two years, given the rapid changes affecting the Internet and to conform with other Internet content companies. In the nine months ended September 30, 2000, the impact of this change in estimate resulted in increased amortization of $0.5 million. In the third quarter of 2000, the Company wrote off its remaining investment in TV onthe Web, resulting in fully amortizing all remaining goodwill of $3.6 million and providing a reserve for asset impairment of $0.8 million to writedown the assets of TV onthe Web to their estimated realizable value. The Company will not record revenues or expenses of TV onthe Web in future periods' consolidated financial statements, as a result of its decision to cease funding its operations.


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

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Basis of Presentation (cont'd.)



     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Note 3 - Business Held for Disposition

     In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. A summary of the operating results of Data Systems is as follows:


                                                                                  Three months ended          Nine months ended
                                                                               -------------------------  -------------------------
                                                                               Sept. 30,    Sept. 30,       Sept. 30,     Sept. 30,
                                                                                  2000         1999            2000         1999
                                                                               ---------     --------        -------      ---------
                                                                                                  (in thousands)

     Revenues................................................................     11,547         13,671         35,315      39,204
     Costs and operating expenses............................................     11,232         14,465         33,948      45,883
     Operating income (loss).................................................        315           (794)         1,367      (6,679)
     Other (income) expenses.................................................        120            (12)            24           9
     Income (loss) of business held for disposition..........................        243           (755)         1,484      (6,553)

     A summary of the assets and liabilities of Data Systems is as follows:

                                                                                          September 30,    December 31,
                                                                                              2000            1999
                                                                                          -------------   -------------
                                                                                                  (in thousands)
     Current assets..........................................................                  $ 26,317         26,328
     Property, plant and equipment, net......................................                     6,321          6,796
     Other assets............................................................                        20            134
     Current liabilities.....................................................                   (10,561)       (17,527)
     Long-term debt..........................................................                         -           (752)
     Other liabilities.......................................................                      (609)        (1,038)
     Other...................................................................                      (764)          (881)
                                                                                               --------        -------
     Net assets of segment to be sold........................................                  $ 20,724         13,060
                                                                                               --------        -------

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

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Computation of Basic and Diluted Loss per Share

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

                                                  Three months ended      Nine months ended
                                                ----------------------  ----------------------
                                                Sept. 30,    Sept. 30,   Sept. 30,   Sept. 30,
                                                   2000        1999        2000        1999
                                                 --------     -------    --------    --------
Numerator

  Loss from continuing operations.............   $(10,559)    $(6,695)   $(26,205)   $ (3,825)
                                                 ========     =======    ========    ========

  Net loss available for common stockholders..   $ (9,800)    $(7,450)   $(24,205)   $(10,004)
                                                 ========     =======    ========    ========

Denominator

  Weighted average common stock outstanding...     56,463      54,152      55,966      52,628
                                                 --------     -------    --------    --------

Basic and diluted loss per share
  from continuing operations..................   $  (0.19)    $ (0.12)   $  (0.47)   $  (0.07)
                                                 ========     =======    ========    ========

Basic and diluted loss per share..............   $  (0.17)    $ (0.14)   $  (0.43)   $  (0.19)
                                                 ========     =======    ========    ========

     In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock. Such shares are expected to be released to the seller in the fourth quarter of 2000. These shares have been included in the computation of diluted weighted average common stock outstanding in periods when their inclusion is dilutive.

     In the nine months ended September 30, 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock and holders of 1,611 shares of Redeemable Preferred Stock were redeemed for 1,119,879 shares of Common Stock which are included in the weighted average common stock outstanding since the date of exchange. In the nine months ended September 30, 1999, holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock and holders of 1,788 shares of Redeemable Preferred Stock were redeemed for 755,228 shares of Common Stock which are included in the weighted average common stock outstanding since the date of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the periods ended September 30, 2000 and 1999, respectively, since they are anti-dilutive. If the Company were to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 14,730,500 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation. At September 30, 2000 such additional shares of Common Stock would be anti-dilutive to the diluted loss per share reported.

     Stock options to purchase 3,648,584 shares of Common Stock at prices ranging from $1.0625 to $6.00 per share were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share as they are anti-dilutive.

     Stock options to purchase 3,092,533 shares of Common Stock at prices ranging from $1.0625 to $6.00 per share were outstanding at September 30, 1999, but were not included in the computation of diluted loss per share as they are anti-dilutive.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Computation of Basic and Diluted Loss per Share (cont'd.)

     In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 11. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of the exchange. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding for the three and nine months ended September 30, 2000 and 1999 as they are anti-dilutive.

Note 5 - Supplemental Schedule of Cash Flow Information


                                                                Nine months ended Sept. 30,
                                                                --------------------------
                                                                  2000               1999
                                                                -------            -------
                                                                      (in thousands)
 Interest paid...........................................        $ 5,283          $  5,281
 Income taxes paid.......................................            993             1,629
 Warrants................................................              -              (459)
 Redeemable preferred stock..............................         (3,222)           (3,576)
 Convertible preferred stock.............................         (1,520)          (16,230)
 Issuance of common stock................................          4,742            20,265
 Issuance of common stock to acquire EBWC................              -               731
 Issuance of common stock for services rendered..........              -               721


Note 6 - Inventories

                                                              September 30,   December 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    (in thousands)
 Raw materials...........................................        $   630        $    313
 Work in process.........................................            339              57
 Finished goods..........................................          2,533           1,891
                                                                 -------        --------
  Total..................................................        $ 3,502        $  2,261
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

     On January 7, 2000, a suit was filed against the Company and others by Information Super Station ("ISS"), the majority stockholder of Executive Branch Webcasting Corporation, in which the Company's Internet subsidiary, iNEXTV, held a minority interest. On February 1, 2000, the Company filed suit against ISS and others under the Federal securities laws seeking contract recission and damages in connection with activities related to the Company's investment. Both of these lawsuits were settled in July 2000, and all pending litigation between the parties was dismissed with prejudice. As part of the settlement, the Company made a cash payment and amended the vesting provisions with respect to warrants to purchase 100,000 shares of Common Stock at a price of $3.90 per share. The warrants expire if unexercised in June 2001. The cost of the settlement is recorded in other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Loss.

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

Note 8 - Preferred Stock

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the nine months ended September 30, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock. In the nine months ended September 30, 1999, the holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. In 2000, the Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable Preferred Stock, which was higher than fair value per share of Common Sock. As a result the Company recorded a benefit available to common stockholders of $516,000, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2000. On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the nine months ended September 30, 2000, the Company issued 1,119,879 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.2 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2000.

     The 3,500 shares of MicroNet Redeemable Junior Preferred Stock has a liquidation value of $5.0 million and is redeemable out of a percentage of earnings of MicroNet beginning in fiscal 1999. No redemption payments have been made because MicroNet has reported losses since its date of acquisition. Due to the contingent nature of the redemption provision, no value has been ascribed to the MicroNet Redeemable Junior Preferred Stock in determination of the purchase price. It is anticipated that 2,565 shares of the MicroNet Redeemable Junior Preferred Stock will be distributed to the seller by the escrow agent during the fourth quarter with the balance returned to MicroNet.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 10 - Accumulated Other Comprehensive Income

     The balances of each classification within accumulated other comprehensive income are as follows:


                                     Unrealized    Accumulated
                         Foreign      Gain on         Other
                        Currency     Marketable   Comprehensive
                          Items      Securities      Income
                        ---------    -----------  -------------
                                    (in thousands)

  December 31, 1999....  $      -       $ 141   $         141
  Year-to-date change..        11        (141)           (130)
                            -----       -----        --------
  September 30, 2000...       $11       $   -           $  11
                            =====       =====        ========

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



Note 12 - Segment Reporting


          The Company has the following operating segments: high-performance magnetic disk arrays, licensing of intellectual property and Internet video programming and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

                                                      Nine months ended September 30, 2000
                                            -----------------------------------------------------------
                                                                 Licensing of  Eliminations
                                            Internet     Disk    Intellectual       and
                                              Video     Arrays     Property      Corporate     Totals
                                            ---------  --------  ------------  -------------  ---------

Revenues from external customers..........  $  2,784   $ 8,711         $9,614       $     -   $ 21,109
Interest income...........................        39         -              -         1,078      1,117
Interest expense..........................        46     1,309              -         2,760      4,115
Depreciation, amortization and accretion..       907       110              3           604      1,624
Segment income (loss).....................   (18,109)   (4,386)         9,063        (3,970)   (17,402)
Segment assets............................     6,788     8,606              2        48,133     63,529
Expenditures for segment assets...........     2,384       137              -             -      2,521


                                                      Nine months ended September 30, 1999
                                             ----------------------------------------------------------
                                                                 Licensing of  Eliminations
                                            Internet     Disk    Intellectual       and
                                              Video     Arrays     Property      Corporate     Totals
                                            ---------  --------  ------------  -------------  --------

Revenues from external customers..........  $  1,184   $ 8,450        $16,104       $     -   $25,738
Interest income...........................        67         -              -         1,827     1,894
Interest expense..........................        89       982              -         3,083     4,154
Depreciation, amortization and accretion..       118        92              2           764       976
Segment income (loss).....................   (10,232)   (3,062)        15,348        (9,157)   (7,103)
Segment assets............................       346     9,017              2        66,915    76,280
Expenditures for segment assets...........       748       304              -           325     1,377

Note 13 - Subsequent Event


     In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of approximately $8.0 million, which will be used to fund the Company's short term working capital requirements. The Notes are secured by certain assets of Data Systems and the Company and are due on the earlier of May 31, 2001 or the date of divestiture of Data Systems. Ampex plans to repay the Notes out of the proceeds of the sale of Data Systems.

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

Strategic Repositioning of the Company

     Beginning in 1999, the Company initiated a strategic repositioning of its business by building a network of Internet video businesses, focusing on programming, services and technology. During 1999 the Company, through its subsidiary, iNEXTV, acquired equity interests in various Internet video businesses and started to assemble an internal organization to support the iNEXTV network and to develop additional Internet video-based websites. Since 1999, the Company has been involved in developing video programming for these websites, and syndicating its content for distribution by unaffiliated websites. The Company also offers Internet video production and distribution services for clients who wish to develop content for distribution on their own websites or on websites maintained by third parties. The Company expects to continue refining its Internet activities and strategies in order to adapt to the rapid pace of change currently facing most Internet businesses. There can be no assurance that the Company will be able to realize sufficient revenues or to earn profits as a result of the implementation of its Internet strategies.

     In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation ("Data Systems"), its subsidiary which makes high performance tape-based mass data storage products. The results of operations of Data Systems have been classified as Discontinued Operations in the Statements of Operations for all periods presented. The book value of the net assets to be sold have been reflected in net assets of business held for disposition in the Consolidated Balance Sheet as of December 31, 1999 and September 30, 2000. During the third quarter of 2000, Ampex received offers to purchase Data Systems and believes that additional offers may be received. The Company is in negotiation with a potential buyer but, at the date of this Report, has not reached any binding agreement. Upon consummation of a successful sale, the Company intends to use the proceeds to repay the Senior Discount Notes and then for investment in iNEXTV and its other continuing businesses.

     Following the planned sale of Data Systems, the Company's continuing operations would include iNEXTV, its non-Internet technology licensing group, the Internet Technology Group and MicroNet, its wholly-owned subsidiary that makes high performance disk arrays and storage area networks ("SAN") products (principally DataDock, Genesis and SANcube products).

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

     Total Revenue. Total revenue increased by 7.3% to $7.1 million for the three months ended September 30, 2000 compared to $6.6 million for the three months ended September 30, 1999, and declined by 18.0% to $21.1 million in the first nine months of 2000 from $25.7 million in the first nine months of 1999. The decrease in the nine month period is due to a long-term license agreement signed in the second quarter of 1999, of which $7.5 million pertains to royalties earned in prior periods.

     Royalty Income. Royalty income was $2.9 million and $3.0 million in the third quarters of 2000 and 1999, respectively, and $9.6 million and $16.1 million in the first nine months of 2000 and 1999, respectively. Royalty income in 1999 was positively impacted by approximately $7.5 million representing the portion of royalties earned in prior periods from a long-term license agreement signed in the second quarter of 1999. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.
During this period, a growing portion of royalty income related to 6-mm and 8-mm video recorders and camcorders. The Company is assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, that the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control, such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," below.

     Internet Revenue. The Company's Internet video programming and services business began in early 1999, and in June 1999 were consolidated under its subsidiary, iNEXTV. iNEXTV recorded revenue of $1.7 million and $0.8 million in the third quarter of 2000 and 1999, respectively and $2.8 million and $1.2 million in the first nine months of 2000 and 1999, respectively, principally from webcasting, video production and event marketing services, substantially all of which have historically been provided by the Company's subsidiary, TV ontheWeb. In August 2000, the Company announced that it would write off its investment in TV onthe Web, allowing it to re-deploy its financial resources to its core Internet video businesses which produce video content and technology for distribution on the web. In the quarter ended September 30, 2000, TV onthe Web reported an operating loss of $5.5 million, which included the amortization of all remaining goodwill resulting from its acquisition by the Company and write down of impaired assets to their estimated realizable value. In the quarter ended September 30, 1999, TV onthe Web reported an operating loss of $2.7 million. The Company will not recognize any future revenues or expenses of TV onthe Web in future periods' consolidated financial statements. iNEXTV will continue to offer certain web video services through its other Internet subsidiaries. Internet revenues do not include revenues of TV1, which provides Internet video services to European businesses, as TV1 is not a majority-owned affiliate. The Company's other websites, AENTV.com, EXBTV.com and istyletv.com, rely significantly on advertising and e-commerce revenues. The Company is seeking to grow revenues by syndicating its content and that of others for distribution to third party websites under advertising revenue sharing arrangements and by offering various services to customers who wish to add video content to their own websites. iNEXTV and its subsidiary AENTV have announced agreements with iwon.com, Alta Vista, Juno.com and classic car.com. In addition, the Company has concluded several agreements with Internet portals and broadband service providers that will be implemented during the fourth quarter. By increasing the size of its audiences through syndication, management believes that it will enhance the attractiveness of its programming to potential buyers of web based video advertising. Revenues from syndicated advertising activities are not expected to become significant before early 2001.

     Product Sales. Sales of MicroNet products for the three and nine months ended September 30, 2000 totaled $2.5 and $8.7 million, respectively, compared to $2.8 and $8.5 million, respectively, for the comparable three and nine months ended September 30, 1999. The delay in obtaining certain integrated circuits used in SANcube, its newly introduced storage area network product, depressed sales in the three month period ended September 30, 2000 and caused margins to decrease from levels realized in the comparable period in 1999. MicroNet started to ship SANcube's single and two person user models in the second quarter of 2000, and anticipates that this product will enhance MicroNet's position in the market for storage area network products as the three and four user versions begin to ship in volume in the fourth quarter of 2000.

     Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by the Company's in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation. In the third quarter of 2000, the Company received a reimbursement of legal costs previously incurred on a patent infringement case. The intellectual property costs for the quarter excluding this recovery was $0.2 million.

     Internet Video Programming and Site Development. Internet video programming and site development costs totaled $3.5 and $9.2 million in the three and nine months ended September 30, 2000, respectively, and totaled $3.1 million and $3.9 million in the three and nine months ended September 30, 1999, respectively. Such costs represent costs incurred for services rendered to customers, as well as costs incurred for the development of made-for-the-Internet video programming and non-capitalized website hardware and software purchases in support of iNEXTV's websites and infrastructure. The operations of TV onthe Web were responsible for $1.6 million and $3.5 million of Internet Video Programming and Site Development expenses in the three and nine months ended September 30, 2000, respectively. The Company will not record revenues or expenses of TV onthe Web in future periods' consolidated financial statements, as a result of its decision to cease funding its operations. The Company anticipates that site development startup costs of its other web sites will continue to decline in 2000, as the requisite web site infrastructure is substantially in place. The Company is also seeking to add content from others to expand the scope of its programming without a commensurate increase in expenses. The Company has given notice of its intention to increase its investment in TV1 Internet Television with effect from early 2001. After this additional investment, the Company may be required to consolidate this enterprise or to record its equity interest in the enterprise's future losses, which could result in greater losses reported by the Company in future periods.

     Cost of Product Sales. Product costs associated with the sales of MicroNet products for the three and nine months ended September 30, 2000 totaled $2.4 and $7.3 million, respectively, compared to $2.1 and $6.8 million, respectively, for the comparable three and nine months ended September 30, 1999. MicroNet has incurred significant startup production and marketing costs in connection with the introduction of SANcube which have resulted in depressed gross margins and larger than expected operating losses during the periods' ended September 30, 2000.

     Research, Development and Engineering Expenses. The majority of RD&E was focused on the development and engineering of disk array products, specifically the development of MicroNet's Genesis and SANcube product lines which have been introduced to the market in 1999 and early 2000, respectively. Research, development and engineering expenses associated with MicroNet were $0.3 and $0.9 million, respectively, in the three and nine months ended September 30, 2000, compared to $0.3 million and $0.7 million, respectively, in the three and nine months ended September 30, 1999. The balance of research and development costs were incurred by

ITG. The Company anticipates increased spending in connection with research, development and engineering programs which support iNEXTV's Internet video strategy.

     Selling and Administrative. Selling and administrative expenses decreased to $5.2 million in the three months ended September 30, 2000 from $5.4 million in the comparable three month period ended September 30, 1999. For the nine month period ended September 30, 2000, the selling and administrative expenses increased to $17.5 million as compared to $10.9 million in the nine months ended September 30, 1999. In addition to costs incurred for the Internet video programming and site development discussed above, the Company's Internet video businesses incurred direct sales, marketing and administrative expenses totaling $2.8 and $9.9 million, respectively in the three and nine months ended September 30, 2000, of which TV onthe Web accounted for $1.1 million and $2.9 million in
the respective periods of 2000.   In the three and nine months ended September
30, 1999, direct Internet-related expenditures were $4.0 and $6.8 million, respectively. The content syndication business model reduces the Company's expenses for marketing and advertising in return for sharing advertising revenue with syndication partners. Accordingly, the Company believes its Internet marketing and advertising expenditures will decline in the future from levels incurred in recent periods. MicroNet's selling and administrative expenses totaled $1.3 million and $3.7 million, respectively, in the three and nine months ended September 30, 2000 compared to $1.0 million and $3.1 million, respectively, in the three and nine months ended September 30, 1999. Other nonallocated administrative costs totaled $1.2 million and $3.8 million, respectively, in the three and nine months ended September 30, 2000 compared to $0.5 million and $1.2 million, respectively, in the three and nine months ended September 30, 1999.

     Amortization of Goodwill and Writedown of Impaired Assets . In connection with the acquisitions of each of MicroNet, TV onthe WEB and AENTV, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in the recording of goodwill. In the second quarter of 2000, the Company changed the expected life of goodwill of the acquired Internet businesses from three years to two years, given the rapid changes affecting the Internet and to conform to other Internet content companies. In the nine months ended September 30, 2000 the impact of this change in estimate resulted in increased amortization of $0.5 million. In the third quarter of 2000, the Company wrote off its remaining investment in TV onthe Web, resulting in fully amortizing all remaining goodwill of $3.6 million and providing a reserve for asset impairment of $0.8 million to writedown the assets of TV onthe Web to their estimated realizable value. Goodwill arising from the purchase of MicroNet is being amortized on a straight-line basis over 5 years from the date of acquisition. Additional goodwill may be recognized to the extent that future payments are required to be paid on the MicroNet preferred stock, or if the Company was to exercise options to increase its equity interest in its other Internet video affiliates, as it expects to do with TV1.

     Interest Expense. Interest expense, primarily due to the issuance of $44.0 million of 12% Senior Notes due 2003 and Warrants to purchase approximately 1.02 million shares of Common Stock in January and July 1998, was $1.4 and $4.1 million, respectively for the three and nine months ended September 30, 2000 and 1999. It is expected that interest expense will increase by approximately $0.4 million per quarter as a result of the issuance of the Senior Discount Notes by Data Systems in November 2000.

     Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

     Interest Income. Interest income is earned on cash balances and short and long-term investments. In the three and nine months ended September 30, 1999 the Company, pending application of the proceeds of the 12% Senior Notes, had higher investment balances compared to the three and nine months ended September 30, 2000, which resulted in higher interest income.

     Other (Income) Expense, Net. In connection with certain litigation between the Company and ISS as described in "Item 1. Legal Proceedings," the value of the settlement was included in other (income) expense for the nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, other (income) expense included a proportionate share of the net loss for the period the Company held a minority interest in TV onthe WEB and AENTV.

     Provision for Income Taxes. The provisions for income taxes in the three and nine months ended September 30, 2000 and 1999 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any material provision for U.S. Federal income tax in any of these periods due to the utilization of net operating loss carry forwards and timing differences. At September 30, 2000, the Company had net operating loss carry forwards for income tax purposes of $130.4 million, expiring in the years 2005 through 2014. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

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

     A summary of the operating results of Data Systems is as follows:

                                                        Three months ended      Nine months ended
                                                       ---------------------  ---------------------
                                                       Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                                         2000       1999        2000       1999
                                                       ---------  ---------   ---------  ----------
                                                                  (in thousands)
     Revenues........................................     11,547     13,671      35,315     39,204
     Costs and operating expenses....................     11,232     14,465      33,948     45,883
     Operating income (loss).........................        315       (794)      1,367     (6,679)
     Other (income) expenses.........................        120        (12)         24          9
     Income (loss) of business held for disposition..        243       (755)      1,484     (6,553)

     Net Loss. The Company reported a net loss of $10.3 and $24.7 million for the three and nine months ended September 30, 2000, respectively, compared to a net loss of $7.5 and $10.4 million for the three and nine months ended September 30, 1999, primarily as a result of the factors discussed above under "Royalty Income," "Internet Video Programming and Site Development," "Selling and Administrative," "Amortization of Goodwill," and "Income (Loss) of Business Held for Disposition."

    Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. In 2000, the Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable Preferred Stock, which was higher than fair value per share of Common Stock. As a result the Company recorded a benefit available to common stockholders of $516,000, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2000. On April 28, 1999, the Company agreed to exchange 40,000 shares of its Common Stock for 287 shares of its outstanding Redeemable Preferred Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     Cash Flow. At September 30, 2000, the Company had cash and short-term investments of $12.5 million and working capital of $9.1 million. At December 31, 1999, the Company had cash and short-term investments of $41.7 million and working capital of $38.5 million. Data Systems, which is accounted for as a Discontinued Operation, had working capital of $15.8 million and $8.8 million at September 30, 2000 and December 31, 1999, respectively. Working capital of Data Systems has been included in net assets of business held for disposition at September 30, 2000 and December 31, 1999. The decline in cash and short-term investments in the nine months ended September 30, 2000 results primarily from operating losses of the Company's Internet video businesses, operations of the Internet Technology Group, operating losses of MicroNet, an increase in working capital of discontinued operations, and interest expense offset in part by operating income earned from the Company's technology licensing activities and interest income. The Internet operating loss for the nine months ended September 30, 2000 included $9.7 million associated with the operations of TV on the Web. The Company will not include revenues or expenses of TV onthe Web in future periods' Consolidated Financial Statements. Cash used in continuing operations totaled $20.8 million in the nine months ended September 30, 2000 and $7.1 million in the nine months ended September 30, 1999. Cash used in discontinued operations totaled $4.9 million in the nine months ended September 30, 2000, largely due to payments against restructuring reserves established in prior years.

     Major items impacting results from continuing operations in the nine months ended September 30, 2000, which did not affect cash, were goodwill amortization associated with MicroNet and acquired Internet businesses, totaling $2.8 million and provision for asset impairment of $4.4 million to write down assets of TV onthe Web to their estimated realizable value. Other non-cash charges affecting the first nine months of 2000 operations included other depreciation, amortization and accretion of $1.6 million.

     During 1999, the Company, through its subsidiary iNEXTV, acquired majority control of TV onthe WEB and AENTV in step acquisitions. The Company has included the value of assets and liabilities of these majority-owned affiliates in its Consolidated Financial Statements and has reported 100% of net losses reported by these affiliates for periods after it acquired a majority interest. Also during 1999, the Company acquired a minority interest in Executive Branch Webcasting Corporation ("EBWC"). The Company elected not to exercise options to acquire additional ownership in EBWC. Accordingly, in the fourth quarter of 1999, the Company wrote off its minority investment in EBWC. In July 2000, the Company made a payment to former investors in EBWC as part of its settlement of litigation between the two parties. In the nine months ended September 30, 2000, the Company incurred infrastructure capital expenditures of $2.0 million to expand its Internet video production and distribution facilities and to support the network website, communications, accounting and information tracking systems. The Company also gave notice of its intent to increase its equity ownership in TV1 Internet Television in early 2001.

     The Company's strategy is to grow Internet revenues from video advertising, e-commerce partnerships, webcasting, content syndication, Internet video services and technology licensing. In order to do so, the Company will be required to incur substantial content production expenditures and sales and marketing costs to attract users to its video websites, which have only recently become operational. Material advertising and e-commerce revenues are not likely to be obtained until a significant base of users can be demonstrated. Recently, iNEXTV has increased the syndication of its video programming to other web sites under advertising revenue sharing arrangements. By increasing the size of its audiences management believes that it will materially enhance the attractiveness of its programming to potential buyers of web based video advertising. The Company has also begun to syndicate programming developed by others and is seeking joint program development arrangements with other content sources to expand its programming and to defray the cost of programming. There can be no assurance that the Company will be successful in obtaining sufficient revenues from the above sources to make its Internet video businesses viable or profitable.

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

     The Company recently announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications. In the third quarter of 2000, the Company received offers to purchase Data Systems and the Company believes it may receive additional offers in the future. Presently, Ampex is negotiating with one company which is conducting its due diligence review. At the date of this Report, the Company has not entered into any definitive agreement of sale, and there can be no assurance that the Company will be able to consummate a sale, or as to the terms or timing of any sale, if consummated.

     Ampex intends to use the proceeds of the proposed sale of Data Systems to repay the Senior Discount Notes discussed below, and in its continuing operations, including its Internet video operations. Upon the successful sale of Data Systems at the currently anticipated price, together with cash and marketable investments on hand and ongoing royalty income, the Company believes that it will have sufficient funds to satisfy its operating cash requirements, capital expenditures and debt service costs through at least 2001.

     In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of approximately $8.0 million, which will be used to fund the Company's short term working capital requirements. The Notes are secured by certain assets of Data Systems and the Company and are due on the earlier of May 31, 2001 or the divestiture of Data Systems. Ampex plans to repay the Senior Discount Notes out of the proceeds of the sale of Data Systems. In the event the planned sale of Data Systems is not consummated, the Company believes it will be required to raise additional capital within the next twelve months from the sale of other assets or from the issuance of debt or equity securities in order to continue to carry out its current business strategy. No assurance can be given that the Company would be successful in raising any additional funds, or as to the terms of any securities that might be issued or arrangements that might be entered into.

     In addition, the Company may seek to raise additional capital at any time to make new investments in streaming media Internet ventures and technology.
The Company may seek to issue additional shares of Common Stock in public or private equity transactions or seek to sell equity securities of one or more of its Internet video businesses privately or in an initial public offering. There can be no assurance that a market will exist for the Company's or its affiliates' securities. The Company expects that it will face an increased number of competitors in future years, many of whom will be better capitalized and have greater financial resources than the Company. The Company may require additional capital to execute its Internet strategy, and there can be no assurance that it will be able to obtain such capital on reasonable terms or at all.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At September 30, 2000, the Company had borrowings outstanding of $1.3 million and had letters of credit issued against the facility totaling $1.1 million. At September 30, 1999, the Company had borrowings outstanding of $2,706 and had letters of credit issued against the facility totaling $1.1 million. The Company believes that its usage of this facility will be significantly reduced after the sale of Data Systems.

     Financing Transactions. In the nine months ended September 30, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock, leaving 1,125 shares of Convertible Preferred Stock outstanding. In the nine months ended September 30, 1999, the holders of 8,069 shares of Convertible Preferred Stock converted their holdings into 4,034,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. In 2000, the Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable Preferred Stock, which was higher than fair value per share of Common Sock. As a result the Company recorded a benefit available to common stockholders of $516,000, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2000.On April 28, 1999, the Company agreed to exchange 287 shares of Redeemable Preferred Stock for 40,000 shares of its Common Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 1999. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the nine months ended September 30, 2000, the Company issued 1,119,879 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.2 million face amount of the security over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2000. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

     In January 1998, the Company issued $30.0 million of its 12% Senior Notes, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the end of the second quarter of 1998, the Company issued an additional $14.0 million of 12% Senior Notes. As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company has wide discretion as to how the debt proceeds may be invested, including for working capital and acquisitions of and investments in new businesses, including the Company's Internet video businesses. Any such investments or acquisitions are not expected to pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. The indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

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

Risk Factors

Risk of Continuing Losses

     Ampex has incurred significant operating and net losses in the three and nine months ended September 30, 2000 and its 1999 fiscal year, primarily due to its Internet video programming activities, promotional expenses, amortization of goodwill of acquired businesses and interest expense. Total revenues were not sufficient to offset these items. Although the Company expects its Internet video revenues to grow in future periods, there can be no assurance that such revenues will be sufficient to offset similar expenses and/or losses that may be incurred. There can be no assurance that such expenses or losses will not increase in future periods. The Company may be required to incur additional indebtedness in connection with future acquisitions or its Internet expansion plans, which could increase future interest expenses. In addition, the Company cannot predict the amount of licensing royalties that it may recognize in future periods. Accordingly, the Company expects operating and net losses to continue at least for the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," above, and the other Risk Factors included in this section.

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

     . the ability of iNEXTV to syndicate its content to other web sites or to obtain content from other providers;

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

Risks Associated with Acquisition Strategy

     In order to expand Ampex's products and services, Ampex has made, and will continue to make under the right circumstances, acquisitions of, and/or investments in, other business entities. These entities may be involved in producing or distributing Internet video programming or providing related services or technology. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. Except for increasing its investment in TV1, the Company is not currently engaged in negotiating any specific acquisitions of other business entities and there can be no assurance as to when or if it will make acquisitions in the future. In order to pay for future acquisitions or investments, Ampex may:

     . issue additional equity securities, which would dilute the ownership interest of existing Ampex stockholders;

     .  incur additional debt; and/or

     . amortize goodwill and other intangibles or incur other acquisition-related charges, which could materially impact earnings.

     Acquisitions and investments involve numerous additional risks, including difficulties in the integration and management of operations, services and personnel of the acquired companies. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex may make investments in companies in which it has less than a 100% interest. Such investments involve additional risks, including the Company's inability to control the management or policies of such entities, and risks of potential conflicts with other investors. Ampex has invested in companies that are in the early stage of development and that may be expected to incur substantial losses. Ampex's financial resources may not be sufficient to fund the operations of such companies. Accordingly, there can be no assurance that any acquisitions or investments that Ampex makes will result in any returns or as to the timing of any such returns. In the third quarter of 2000, the Company wrote off its investment in TV onthe Web as a result of its decision to cease funding its operations. In addition, it is possible that Ampex could lose all or a substantial portion of its other investments.

Risk of Proposed Sale of Data Systems

     The Company has announced its intention to sell Data Systems, which manufactures high performance mass data storage and instrumentation products for entertainment and government applications. The Company has accounted for this subsidiary's operations as a discontinued business effective with its fiscal 1999 financial statements. The Company has retained the services of a financial advisory firm to assist with the sale. In the third quarter of 2000, the Company received offers to purchase Data Systems and believes that it may receive additional offers. The Company is in negotiations with a prospective buyer who is presently conducting its due diligence. The Company has not entered into any definitive Stock Purchase Agreement and there can be no assurance that the Company will be able to consummate a sale. Data Systems has experienced a decline in its product sales and there can be no assurance that this decline will not continue. Ampex intends to use the proceeds of the proposed sale to repay the Senior Discount Notes issued in November 2000 and then to invest in its continuing operations, including its Internet video businesses. There can be no assurance that any proceeds will be sufficient to fund anticipated losses. In addition, if the proposed sale is consummated, Ampex may retain certain liabilities associated with Data Systems' prior operations, including pension benefit obligations, environmental liabilities and indemnification obligations customarily contained in sale agreements.

Risk of Leverage

     As of September 30, 2000, Ampex had outstanding approximately $45.2 million of total borrowings, which included $44.0 million principal amount of 12% Senior Notes due 2003 and $1.2 million of subsidiary indebtedness. Subsequent to September 30, 2000, Data Systems issued the Senior Discount Notes that provided approximately $8 million of net proceeds. The Senior Discount Notes are due the earlier of May 31, 2001 or the date Data Systems is sold. The Senior Discount Notes accrete ratably from $8 million to $8.9 million from November 7, 2000 to
May 31, 2001.   The Senior Discount Notes may be prepaid at any time without prepayment penalty. The Company has invested a portion of the proceeds from the Senior Notes in its MicroNet and iNEXTV subsidiaries and for general corporate purposes. The Company intends to use the proceeds of the Senior Discount Notes to finance its short-term working capital requirements.

     The Company may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions in the indenture governing the Senior Discount Notes and the Senior Notes. The degree to which the Company is leveraged, and the types of investments it selects, could have important consequences to investors, including the following:

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

     . investments in securities with lower credit quality or longer maturities could subject the Company to potential losses due to nonpayment or changes in market value of those securities. Transactions in derivative securities could expose Ampex to losses caused by stock market fluctuations; and

     . the financial covenants and other restrictions contained in the Senior Discount Notes and Senior Note indentures and other agreements relating to Ampex's indebtedness may restrict Ampex's ability to borrow additional funds, to dispose of assets or to pay dividends on, or to repurchase preferred or common stock.

     Ampex expects that cash balances and cash flow from royalty income, together with the anticipated proceeds of the sale of Data Systems, will be sufficient to fund anticipated operating expenses, capital expenditures and debt service requirements as they become due, at least through 2001. There can be no assurance, however, that the amounts available from these sources will be sufficient for such purposes in future periods. The Company may also seek to raise additional equity capital in the private or public markets to finance the expansion of its Internet video businesses. No assurance can be given that additional sources of funding will be available if required or, if available, will be on satisfactory terms. If Ampex cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include discontinuing certain operations or reducing or delaying capital expenditures, selling additional assets and restructuring or refinancing Ampex's indebtedness. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Indentures, if applicable.

Risks of Declining Liquidity

     The Company has experienced a substantial reduction in its cash and marketable securities which declined to $12.5 million at September 30, 2000. Subsequent to September 2000, Data Systems issued Senior Discount Notes providing net proceeds of approximately $8 million, which will be used to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems and are due on the earlier of May 31, 2001 or the divestiture of Data Systems. Ampex plans to repay the Notes out of the proceeds of the sale of Data Systems. The Company believes that the expected proceeds of sale, together with cash and marketable securities on hand and ongoing royalty income, will be sufficient to fund its cash requirements for operations, working capital, capital expenditures and debt service through at least 2001. In the event the planned sale of Data Systems is not consummated, the Company believes that it will be required to raise additional capital within the next twelve months from the sale of other assets or from the issuance of debt or equity securities in order to continue to carry out its current business strategy. No assurance can be given that the Company would be successful in raising any additional funds, or as to the terms of any securities that might be issued or arrangements that might be entered into.

     In the event that the Company is not able to sell Data Systems or to raise additional funds from other sources, it may be necessary for the Company to implement personnel reductions and/or scale back marketing and capital expenditures or to take other cost-cutting measures. However, the implementation of such measures could have material adverse effects on the Company's future business operations.

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

     MicroNet's competitors include large companies such as EMC and IBM and other small system integrators, many of which are more established and have greater resources than MicroNet. There is no assurance that MicroNet will be able to compete successfully in these markets in the future.

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

     .  announcements regarding the Company's planned sale of Data Systems;

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

Anti-Takeover Consequences of Certain Governing Instruments

     Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $35.4 million at September 30, 2000, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. In addition, the Senior Discount Notes issued in November 2000 are mandatorily redeemable in the event of the sale of Data Systems or a change of control (as defined) of Ampex or Data Systems.

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

    There has been no material change to the disclosure made in the 1999 Form 10-K.

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

     On January 7, 2000, a suit was filed against the Company and others in the Superior Court of the District of Columbia by Information Super Station ("ISS") seeking an injunction and recovery of damages in connection with activities related to an investment in a subsidiary of ISS made by the Company's subsidiary, iNEXTV. The Company moved to dismiss this suit on the grounds of inconvenient forum. On February 1, 2000, the Company filed suit against ISS and others in the United States District Court for the Southern District of New York under the Federal securities laws seeking contract rescission and damages in connection with activities related to this investment. ISS moved to dismiss the suit on the grounds of inconvenient forum or, in the alternative, to transfer the suit to the United States District Court for the District of Colombia. Both of these lawsuits were settled on July 19, 2000. Under the terms of the settlement agreement, all pending litigation between the parties was dismissed with prejudice. As part of the settlement, Ampex paid cash to ISS and amended the vesting provisions with respect to warrants to purchase 100,000 shares of Common Stock at $3.90 per share. The warrants, if unexercised, will expire in June 2001. The cost of the settlement are included in other (income) expense, net in the Consolidated Results of Operations for the nine month period ended September 30, 2000.

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

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 2000, the Company had an accrued liability of $1.6 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company expects that it will retain such liabilities or indemnify a purchaser for such liabilities in the event of the sale of Data Systems. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 7, 2000 Ampex Data Systems Corporation, a wholly-owned subsidiary of the Registrant (the "Issuer") issued $8,919,555.56 aggregate principal amount of its Senior Discount Notes due May 31, 2001 (the "Notes") to certain institutional purchasers (the "Purchasers"). The Notes are secured by a deed of trust on certain manufacturing facilities owned by the Issuer, are guaranteed by the Registrant, and are further secured by a security interest in certain intellectual property rights owned by the Registrant. The net proceeds of the Notes, which amounted to approximately $8 million, are expected to be used primarily for short-term working capital purposes.

     The Notes were placed privately with the Purchasers who acquired the Notes for investment in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") by reason of Section 4(2) of the Act.

    For the quarter ended September 30, 2000, the Company issued 429,600 shares of Class A Common Stock in payment of the redemption price for 537 shares of its 8% Noncumulative Redeemable Preferred Stock, which is required to be redeemed on a quarterly basis. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in
Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

    In July 1999, Ampex issued to ISS a warrant to purchase up to 512,821 shares of the Company's Class A Common Stock at $3.90 per share, subject to adjustment. The warrant was issued in connection with the Company's investment in Executive Branch Webcasting Corporation, in a transaction exempt from registration under section 4(2) of the Securities Act of 1933, as amended. The shares of Class A Common Stock issuable upon exercise of the warrant were registered under the Company's shelf Registration Statement on Form S-3 (File No. 333-85605). In connection with the settlement of certain litigation between Ampex and ISS, as described above in "Item 1. Legal Proceedings," Ampex amended the vesting provisions with respect to a portion of the warrant. By its terms, the warrant would have expired in its entirety, without having become vested, on March 15, 2000. Under the terms of the amendment, the warrant became vested with respect to 100,000 shares, and was terminated with respect to the balance of the shares, in each case effective as of March 15, 2000. The warrant, as amended, will expire on June 15, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.   OTHER INFORMATION

    Not applicable.

ITEM 6(a).  EXHIBITS

    The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

ITEM 6(b).  REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMPEX CORPORATION


Date:  November 14, 2000            /s/ EDWARD J. BRAMSON
                                    ---------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer



Date:  November 14, 2000            /s/ CRAIG L. McKIBBEN
                                    ---------------------
                                    Craig L. McKibben
                                    Vice President, Chief Financial Officer and
                                    Treasurer

                               AMPEX CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                               September 30, 2000

                                 EXHIBIT INDEX


Exhibit No.            Exhibit Description
----------             -------------------
4.1                    Note Purchase Agreement, dated as of November 6, 2000, among Ampex Data
                       Systems Corporation ("Issuer"), the Registrant and the several Note
                       Purchasers named therein.

4.2                    Senior Discount Note due May 31, 2001.

4.3                    Senior Discount Note due May 31, 2001.

4.4                    Senior Discount Note due May 31, 2001.

4.5                    Deed of Trust, Security Agreement, Financing Statement and Assignment
                       of Rents and Revenues, dated as of November 6, 2000, between the Issuer and the Trustee named therein.

4.6                    Form of Management Rights Letter.

4.7                    Form of Management Rights Letter.

4.8                    Collateral Security Agreement, dated as of November 6, 2000, between the Issuer and the Secured Party named therein.

27.1                   Financial Data Schedule.