Form 10-K
period 2000-12-31
AMPEX CORP /DE/
filed 2001-04-02
CIK 887433

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [NO FEE REQUIRED]

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from         to

                          Commission File No. 0-20292

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                 Class A Common Stock, par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of January 31, 2001 was approximately $32,047,771 based on a price of $0.65 per share, which was the closing price of the Registrant's Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of common stock outstanding.

   As of January 31, 2001 there were 58,075,396 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AMPEX CORPORATION

                                   FORM 10-K
                          Year Ended December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    1

 ITEM 2.  PROPERTIES....................................................   17

 ITEM 3.  LEGAL PROCEEDINGS.............................................   17

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   18

 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT..........................   18

                                      PART II

 ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   20

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   20

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   20

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   27

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   28

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   28

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............   29

 ITEM 11. EXECUTIVE COMPENSATION........................................   29

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   29

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   29

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K...........................................................   30
 SIGNATURES AND POWER OF ATTORNEY........................................  36

                                     PART I

ITEM 1. BUSINESS

Introduction

   Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. The Company has traditionally specialized in the development and manufacture of high performance recording products used for the acquisition and processing of data and for the storage of mass computer data, especially images. Recently, in order to capitalize on its expertise and technology in digital video, Ampex began to focus on the development of an Internet video strategy to develop made-for-the-Internet rich media content for delivery over the World Wide Web. In 1999, the Company consolidated its various internal projects, acquisitions and strategic investments into its wholly-owned subsidiary, iNEXTV Corporation ("iNEXTV"). Ampex is seeking to leverage its significant experience in digital video through iNEXTV to become a major provider of Internet video programming, services and technology.

   During its 56-year history, Ampex has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images, certain of which it has elected to patent or seek to patent. Ampex currently holds approximately 900 patents and patent applications covering digital image-processing and recording technology, and has licensed its patents, primarily for use in videocassette recorders and other consumer products. In the five years ended December 31, 2000, the Company's licensing income averaged $13.2 million per year. However, royalty income has fluctuated materially from year-to-year, and there can be no assurance that the Company will continue to generate comparable levels of royalty income in future periods.

   The Company's Internet video businesses are conducted primarily through its iNEXTV subsidiary, which manages the Company's Internet operations, and its Internet Technology Group ("ITG"), which was organized to conduct research, development and engineering of products and services for the Internet. The iNEXTV network currently includes: iNEXTV ("inextv.com") which the Company believes is one of the largest producers and aggregators of Internet specific video content, covering a growing list of life style topics, such as automobiles, exotic travel, fashion, food and wine, current events and entertainment, Alternative Entertainment Network, Inc. ("AENTV" or "AENTV.com"), a producer of web video programming about the entertainment industry; and TV1 Internet Television ("TV1" or "TV1.de"), one of Europe's leading webcasters. During 2000, the company wrote off certain of its Internet investments and consolidated certain Internet operations and websites in order to be able to focus on those operations that it believes will offer better long-term opportunities. iNEXTV's active Internet operations are at an early stage of development, and have not yet produced significant revenues. Accordingly, these operations involve a material risk of loss, and can be expected to be unprofitable for a substantial period of time. See "Risk Factors--Risks Associated with iNEXTV and Internet Video Strategy" and "Risk of Continuing Losses."

   As of year-end 2000, Ampex determined to discontinue the operations of MicroNet Technology, Inc. ("MicroNet"), its subsidiary which manufactured disk arrays and related storage products, and to establish a reserve for the costs of closure. Accordingly, the operations of MicroNet have been classified as "Discontinued Operations" for all periods presented. MicroNet's principal disk storage products included Genesis disk array systems and SanCUBE, a storage area network peripheral equipped with fibre channel to support the Apple Computer market. In February 2000, the Company announced plans to sell Ampex Data Systems Corporation ("Data Systems" or "ADSC"), a subsidiary which is engaged in the manufacture and sale of high performance mass data storage and instrumentation recorders and systems. The Company continues to operate Data Systems as it had in the past but, for accounting purposes, has accounted for this subsidiary's operations as a "Business Held for Sale" for all periods presented. Data Systems products are sold primarily for use in digital archives of television broadcasters and in government intelligence gathering activities. The Company has not yet entered into a contract to sell Data Systems, and there can be no assurance that a contract will be entered into or as to the terms or timing of any sale. See "Risk of Proposed Sale of Data Systems," below.

Following the planned sale of Data Systems, Ampex's principal business operations will be conducted by Ampex's intellectual property licensing department, its ITG group and its subsidiary iNEXTV.

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

Risk Factors

 Risk of Continuing Losses

   Ampex has incurred significant operating and net losses in the three years ended December 31, 2000, primarily due to its Internet video programming activities, operating losses of MicroNet and, in 2000, its decision to discontinue those operations and to provide reserves to close down MicroNet, amortization of goodwill of acquired businesses and interest expense. Revenues were not sufficient to offset these items. Although the Company expects that its Internet video revenues will grow in future periods, there can be no assurance that such revenues will be sufficient to offset similar expenses and/or losses that may be incurred in such periods, or that such items will not increase. The Company may incur additional indebtedness in connection with future acquisitions or its Internet expansion plans, which could increase future interest expenses. In addition, the Company cannot predict the amount of licensing royalties that it may recognize in future periods. The Company has taken steps to reduce costs and believes that operating losses from its Internet operations will decline in 2001 compared with losses incurred in 2000. However, the Company expects operating and net losses to continue at least for the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, " below, and the other Risk Factors included in this section.

 Risks of Declining Liquidity

   The Company has experienced a substantial reduction in its cash and marketable securities which declined to $15.4 million at December 31, 2000. In November 2000, Data Systems issued Senior Secured Notes providing net proceeds of approximately $8 million, which are included in the above amount and are being used to fund the Company's short-term working capital requirements, pending a future sale of Data Systems. The Notes are secured by certain assets of the Company and Data Systems and are due on the earlier of May 31, 2001 or the divestiture of Data Systems. Ampex is negotiating a sale and leaseback of certain real estate and would use the proceeds from the transaction to repay the Notes. The Company believes that the expected proceeds of the sale of Data Systems, together with cash and marketable securities on hand and ongoing royalty income, will be sufficient to fund its cash requirements for operations, working capital, capital expenditures and debt service through at least 2001. In the event the planned sale of Data Systems is not consummated, the Company believes that it will be required to raise additional capital in order to continue to carry out its current business strategy. No assurance can be given that the Company would be successful in raising any additional funds, or as to the terms of any securities that might be issued or arrangements that might be entered into.

 Risks Associated with iNEXTV and Internet Video Strategy

   The Company's Internet subsidiary, iNEXTV, was formed in mid-1999, and has not yet generated any material advertising revenues. The business and prospects of iNEXTV, and the Company's Internet video strategy in general, are subject to the risks and uncertainties typical of companies in the early stages of development. These risks are particularly high in new and rapidly evolving markets such as those for Internet content, advertising and electronic commerce (e-commerce). If the Company is not successful in its Internet strategy, investors in Ampex Common Stock could suffer the loss of a significant portion or all of their investment.

   The development of iNEXTV and the implementation of the Company's strategy to expand its Internet video businesses involve special risks and uncertainties, including but not limited to the following:

  . the ability of iNEXTV and its affiliates to identify, produce or acquire and deliver compelling, quality video programming over the Internet that appeals to its target audiences;

  . the ability of iNEXTV and its affiliates to obtain and manage key employees and other resources for growth and profitability;

  . market acceptance of Internet broadband access connections, which improve the quality of streaming video but are more costly than methods currently used my most consumers;

  . market acceptance of streaming media technology, which is currently of lower quality than television or radio broadcasts, is subject to congestion and interruptions on the Internet, and requires specialized software, technical expertise and increased bandwidth;

  . dependence upon growth of the Internet as a significant medium for advertising, especially branding advertising formats, recognizing recent declines in banner advertising on the Internet;

  . iNEXTV's ability to generate advertising revenues from its recent
    "syndication strategy" whereby it seeks to sell advertising tied to content that it has produced and aggregated from third parties for distribution on popular portals and destination websites;

  . the ability of iNEXTV and its affiliates to attract content developers and other key partners in addition to content distribution partners necessary to make its web operations viable;

  . dependence upon timely delivery and integration of website software and hardware purchased from third parties used in its Internet operations and that of companies upon which the Company depends to host and serve content to users;

  . vulnerability of Internet content delivery to system failures and interruptions for a variety of reasons (including telecommunications problems and natural disasters), computer viruses and other breaches of security;

  . dependence upon Internet service providers, web browsers, providers of streaming media products and others to provide Internet access to iNEXTV's websites and programming;

  . the ability of the Company to generate sufficient revenues to offset the increased cost of bandwidth that would result from increased viewership of its streaming media video sites and the risk that the Company may compete with sites which have access to lower cost of bandwidth;

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

  . the ability to expand successfully in the European or other foreign markets, which is likely to be subject to cultural and language barriers, different regulatory environments, currency exchange rate fluctuations and other difficulties relating to managing foreign operations; and

  . likelihood of continued and significant expenses resulting in material losses in future periods. Such losses could negatively affect the price of the Company's securities. In addition, continued losses could require the Company to seek additional capital which may not be available on satisfactory terms, or at all.

 Risks Associated with Acquisition Strategy

   In order to expand Ampex's products and services, Ampex has made, and may continue to make under the right circumstances, acquisitions of, and/or investments in, other business entities. These entities may be involved in producing and distributing Internet video programming or providing related services or technology. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. In order to pay for future acquisitions or investments, Ampex may have to:

  . issue additional equity securities of the Company or a subsidiary, which would dilute the ownership interest of existing Ampex stockholders;

  . incur additional debt; and/or

  . amortize goodwill and other intangibles or incur other acquisition-related charges, which could materially impact earnings.

   Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with Ampex and/or each other's operations. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex has made and may make additional investments in companies in which it has less than a 100% interest. Such investments involve additional risks, including the risk that Ampex may not be in a position to control the management or policies of such entities, and risks of potential conflicts with other investors. Ampex has invested in companies that are in the early stage of development and may be expected to incur substantial losses. Ampex's financial resources may not be sufficient to fund the operations of such companies. Accordingly, there can be no assurance that any acquisitions or investments that Ampex has made, or may make in the future, will result in any return, or as to the timing of any return. During 2000, the Company elected to cease funding the operations of TV onthe WEB, Inc. ("TV onthe WEB") and to consolidate the production activities and website of EXBTV.com ("EXBTV") into its New York City operations and into inextv.com, requiring certain asset writedowns, including goodwill. In addition, Ampex elected to discontinue the operations of MicroNet, which it acquired in 1998. In the future, it is possible that Ampex could lose all or a substantial portion of its other investments.

 Risk of Proposed Sale of Data Systems

   The Company has announced its intention to sell Data Systems, which manufactures high performance mass data storage and instrumentation products for entertainment and government applications. The Company continues to operate Data Systems much as it had in the past but, for accounting purposes, has accounted for this subsidiary's operations as a "Business Held for Sale" for periods presented. The Company has engaged financial advisors and has had preliminary discussions and allowed certain prospective buyers to conduct due diligence related to the proposed sale but, at the date of this Report the Company had not entered into any definitive agreement of sale. There can be no assurance that the Company will be able to consummate a sale, or as to the terms, conditions or timing of any sale, if consummated. Ampex intends to use the proceeds of the proposed sale to fund and to expand its Internet video operations through its iNEXTV subsidiary and other Internet activities, and to retire debt. However, there can be no assurance that any such proceeds will be sufficient to do so, or to offset any potential losses that may be attributable to iNEXTV or other Company operations. See "Risks Associated with iNEXTV and Internet Video Strategy, " above. In addition, if the proposed sale is consummated, Ampex may retain certain liabilities associated with Data Systems' prior operations, including pension benefit obligations, environmental liabilities and indemnification obligations customarily contained in sale agreements.

 Risk of Leverage

   As of December 31, 2000, Ampex had outstanding total borrowings of approximately $54.4 million, which included $8.2 million of Senior Secured Notes due May 2001, $44.0 million principal amount of 12% Senior Notes due 2003 and $2.4 million of subsidiary indebtedness. The Company received proceeds of $8 million from the issuance of the Senior Secured Notes in November 2000. Such Notes accrete interest up to $0.9 million that is repayable together with the principal amount on May 31, 2001 or earlier upon the sale of Data Systems. The Notes are secured by liens on the Data Systems manufacturing facilities in Colorado Springs, Colorado and on the Company's future patent licensing income stream. As discussed above, the Company plans to use a portion of the proceeds from the planned sale of Data Systems to reduce its indebtedness. However, there can be no assurance that the Company will be able to consummate the sale or, if consummated, that the Company will recognize proceeds that it determines are available for such repayment. Also the Company is seeking to negotiate a sale and leaseback of certain real estate and would use the proceeds to repay the Senior Secured Notes if outstanding.

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

  . investments in securities with lower credit quality or longer maturities could subject the Company to potential losses due to nonpayment or changes in market value of those securities. Transactions in derivative securities could expose Ampex to losses caused by stock market fluctuations; and

  . the financial covenants and other restrictions contained in the Senior
    Secured Notes and Senior Note indentures and other agreements relating to Ampex's indebtedness may restrict Ampex's ability to borrow additional funds, to dispose of assets or to pay dividends on or to repurchase preferred or common stock.

   If Ampex does not sell Data Systems or otherwise cannot service its indebtedness, it will be forced to adopt alternative strategies. These strategies may include shutting down unprofitable operations, reducing or delaying capital expenditures, selling additional assets, restructuring or refinancing Ampex's indebtedness. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Senior Secured Notes or Senior Note Indentures, if applicable.

 Fluctuations in Royalty Income

   Ampex's results of operations in certain prior periods reflect the receipt of significant royalty income, including material nonrecurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is not possible to predict the amount of royalty income Ampex will receive in the future. Royalty income has historically fluctuated significantly from quarter-to-quarter and year-to-year due to a number of factors that Ampex cannot predict. These factors include the extent to which third parties use its patented technology, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As the Company expands its Internet video businesses, the significance of its royalty income, relative to operating income, is expected to increase until those businesses become profitable. Upon an event of default, the Holders of the Senior Secured Notes will receive additional collateral consisting of the right to receive the proceeds of all future royalties sufficient to repay principal and accrued interest.

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

 Competition

   The market for Internet products and services is highly competitive and characterized by multiple competitors and low barriers to entry. Ampex is attempting to develop improvements in video quality in order to differentiate itself from its competitors. However, other companies may develop competing technologies and Ampex may be unable to obtain patent or other protection for its Internet video technology. In addition, the market for Internet advertising and electronic commerce, upon which iNEXTV's Internet operations will be primarily dependent to achieve ultimate profitability, is intensely competitive and the Company believes that competition in this field will intensify.

 Dependence on Certain Suppliers

   The Company's manufacturing subsidiaries purchase certain components from a single domestic or foreign manufacturer for use in its products. Significant delays in deliveries or defects in such components have adversely affected Ampex's manufacturing operations in the past, pending qualification of an alternative supplier. In addition, Ampex produces highly engineered products in relatively small quantities. As a result, Ampex's ability to cause suppliers to continue production of certain products on which it may depend may be limited. Ampex does not generally enter into long-term raw materials or components supply contracts.

   iNEXTV has contracted with a third party to provide content hosting and to serve content to geographically dispersed users. The Company believes that this company has built a very secure and dependable network by providing sufficient hardware and software redundancy and by physically locating its servers at numerous different ISPs around the world. However, in the event of a major disaster to the Internet, iNEXTV would incur significant down time in its operations and lost revenue.

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

   The expansion of iNEXTV's European operations, which are conducted primarily through TV1, may generate advertising and service revenues in future periods, although the Company has not recognized any revenue to date, since it does not presently consolidate the operations of TV1. The European operations of iNEXTV are expected to be subject to certain risks and uncertainties, including risks and uncertainties similar to those facing domestic development stage Internet companies.

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

 Anti-Takeover Consequences of Certain Governing Instruments

   Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $36.6 million at December 31, 2000, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. In addition, the Senior Secured Notes issued in November 2000 are mandatorily redeemable in the event of the sale of Data Systems or a change of control (as defined) of Ampex or Data Systems.

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

Description of Continuing Business Operations

   The Company's current operations consist principally of iNEXTV's Internet operations, Ampex's Internet Technology Group; and Ampex's technology licensing activities. As of year-end 2000, the Company determined to discontinue the operations and to provide a reserve for the estimated cost of closing MicroNet. MicroNet conducted the Company's disk based storage business. The operations of MicroNet have been classified as "Discontinued Operations." Data System's mass data storage and instrumentation businesses are being held for sale, and the Company intends to use a significant part of such proceeds upon sale to its video-based Internet businesses. There can be no assurance that the Company's Internet business strategy will be successful. Certain of the Company's Internet investments were written off and certain operations were consolidated in order to be able to direct resources to ongoing activities which the Company believes offer better long-term returns. Ampex's Internet operations are at an early stage of development, and have not yet produced significant revenues. Accordingly, these operations involve a material risk of loss, and can be expected to be unprofitable for a substantial period of time. See "Risk Factors--Risks Associated with iNEXTV and Internet Video Strategy."

   The information with respect to total revenues, income (loss) from continuing operations before income taxes, loss from discontinued operations and business held for disposition and identifiable assets of the Registrant's industry segments and operations outside the United States is contained in the Notes to

Consolidated Financial Statements captioned "Segment Reporting" and "Foreign Operations" on pages F-30 to F-32 of the Company's 2000 Consolidated Financial Statements.

 Internet Operations

   The Company's Internet operations are conducted primarily through its wholly-owned subsidiary, iNEXTV, which the Company organized in 1999. The mission of iNEXTV is to be a leading provider of streaming video content designed for the Internet, to deliver video enabling capability and other services on behalf of other business and corporate websites and to continue to innovate new technologies that enhance the viewing experience of video on the Internet.

   The iNEXTV network of content and service oriented websites currently includes: iNEXTV.com a producer, aggregator and syndicator of video programming covering a growing list of life style topics such as automobiles, exotic travel, fashion, food and wine, and current events and entertainment; AENTV.com, a producer of entertainment oriented video programming and TV1.de, one of Europe's leading webcasters. The Company's Internet operations are at an early stage of development and have not yet produced significant revenues. The Company no longer maintains the operations or websites of TV on the WEB.com or EXBTV.com which were operational in 1999 and part of 2000.

   In order to expand its Internet network, Ampex may make additional acquisitions of and/or investments in other Internet businesses or websites. Subsequent to year-end, iNEXTV increased its ownership interest in Internet video affiliates, TV1 and AENTV. The Company's strategy has typically been to make an initial investment in a potential acquisition candidate, with options to increase its investment or to acquire control at a future time, affording the Company the opportunity to evaluate the risks and merits of a further investment. See Note 3 of Notes to Consolidated Financial Statements. Nevertheless, such acquisitions and investments involve numerous risks and uncertainties, including difficulties in integrating acquired entities into the Ampex Internet operation, potential conflicts with other shareholders, and where Ampex acquires a minority interest, risks of the inability to control the management and policies of such entities. See "Risk Factors--Risks Associated with Acquisition Strategy. "

   Ampex is not currently engaged in negotiating any material Internet or other acquisitions. However, it may elect to increase its investments in one or more of its existing acquired businesses, and intends to actively review investment opportunities that may be presented. There can be no assurance that any acquisitions or investments that Ampex has made, or in the future may make, will be successful or will not incur a partial or complete loss.

 Internet Video Programming

   The Company believes that there will be a growing demand for targeted video programming to be delivered over the Internet. Accordingly, a substantial portion of the Company's Internet activities are involved in developing such content and in aggregating video content for distribution on the web. The increase in demand for Internet video programming results from Internet infrastructure enhancements, and from the deployment of DSL and cable modems that greatly increase the speed by which information can be delivered over the Internet and into the home or business. The Company believes that programming that was initially developed for broadcast or cable television and that has been repackaged for delivery over the Internet will not effectively satisfy the demand for Internet video programming. The picture quality of streaming video over the Internet will not, in the near term, equal that of television or movies. Traditional media programming does not address the user's need for highly tailored and individualized information nor the user's desire to interact with the medium. Instead, the Company believes that a significant portion of the demand for Internet video content will be satisfied by companies that develop programming that is specifically designed for the Internet.

   Currently, Internet video is subject to inferior picture quality and size compared to television as well as frequent service interruptions. However, the Company believes that the user will still seek the richness of an audio/video experience over the Internet if the content is properly designed. The Company's Internet video programming blends text, graphics, audio and interactivity together with video. Video is used selectively first to capture an audience, and then to inform, to persuade and to sell to them in the way that sight, sound and motion do best. The video component of made-for-the-Internet programming constitutes a smaller portion of the overall experience than the video component in made-for-television programming. Small screen size, delivery interruptions and a nearly infinite number of program choices require that video for the Internet be short in length, frequently updated, timely, easily navigated, interactive and targeted. The Company also believes that the increasing deployment of broadband will improve the video experience of a growing number of web users.

   In addition to investing in multiple strategic partnerships and wholly-owned operations that produce streaming video content as discussed above, the Company hopes to gain greater scale economies by working with independent content developers and other content partners. The Company has built or is building production facilities in New York City, Los Angeles and Berlin, Germany that it intends to make available to its content partners in order to facilitate the acquisition of Internet video content on a cost-effective basis. The Company believes that independent content developers often best understand a unique audience segment and can develop programming that targets this audience most effectively and uniquely. The Company also believes that its content partners will include recognized media businesses that, as partners with the Company, seek to extend their brands and editorial capabilities to this new distribution medium. The Company's strategy is to obtain access to such programming on a revenue- or equity-sharing basis.

   Internet Services. The Company believes that business and other corporate websites will increasingly look to webcasting as a tool to rapidly and effectively communicate new developments to employees, customers and other stakeholders. The Company's affiliate, TV1, is well recognized in Europe for the delivery of professionally produced webcasts and has established strategic partnerships with several Internet Service Providers in their markets. iNEXTV utilizes a combination of in-house production, design and engineering personnel as well as independent contractors to deliver these services.

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

   Ampex provides the proprietary technology developed by ITG to iNEXTV on a royalty free basis. This technology enables the Company's programming to be clearer and flow more smoothly than competitors' video programming. The Company believes that these improvements permit the Company to encode its programming at only 160 kps, while achieving the same picture quality of video content from other companies that has been encoded at more than twice that rate. This encoding advantage results in a significant savings in bandwidth distribution costs.

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

   Internet Video Markets. Today, the proportion of websites that include video content is relatively small. Those that incorporate video are primarily websites affiliated with television and cable networks that repurpose clips of their news and other video feeds. There also exists a limited number of companies that are developing Internet video programming that is tailored to appeal to specific demographic groups, believed not to be served by broadcast or cable programming. In the near future, the Company believes that video content will be included in an increasing number of websites of corporations, not-for-profit agencies and other organizations that seek to enhance communications beyond that currently provided by traditional text and graphics-based content. Also, the Company believes that most Internet portals will provide access to more video programming in order to continue to attract a large number of viewers to their sites, especially those that have broadband access. Lastly, the Company believes that there will be an increasing numbers of websites that are dedicated to the delivery of video programming along specific targeted demographics, where the business model is dependent upon advertising and sponsorship revenues and fees from e-commerce activity.

   The Company has begun to syndicate its video programming to Internet portals and to certain other destination websites. In these instances, the portal or destination websites receive a percentage of advertising revenues received by the Company for video in-stream ads and banner ads that appear with its programming. The portal or destination websites are responsible for promoting the Company's programming to its audience, thereby saving the Company promotional expenditures to attract an audience to its site.

   iNEXTV, together with AENTV, produce "life style" programming about high end personal interests of affluent individuals, including Classic Cars, Travel, Fashion and others, as well as entertainment programming and "infotainment" programming such as Hollywood Reporter Minutes and Couch Confessions. In addition, iNEXTV has begun to aggregate production from third parties which it encodes and distributes through its syndication network of portals and destination websites. The Company believes that when Internet video programming becomes more popular, a growing percentage of the programming that it distributes will be that from third parties as opposed to programming produced internally.

   The Company's Internet strategy is to grow revenues from Internet video advertising, sponsorships and e-commerce partnerships. Advertising on the Internet is in its early development. Industry sources estimate that Internet advertising in 1999 totaled approximately $3 billion, out of total U.S. advertising in excess of $200 billion. However, by 2004, these sources estimate that Internet advertising will exceed $20 billion and represent nearly 7% of total U.S. advertising.

   Advertising on the Internet is currently conducted primarily through banner ads and sponsorships. Together, they accounted for substantially all on-line advertising in 2000. The Company believes that the advertising community has concluded that banner ads lack the branding impact of traditional media. As bandwidth into the home increases, advertisers will be able to become more creative and advertisements may begin to resemble television advertising, though more tailored for the audience being targeted. The Company contemplates that the advent and development of enhanced streaming video content will be accompanied by the growth in sophisticated advertising.

   The Company believes that it will achieve modest advertising revenues once it can demonstrate significant viewership, particularly by broadband users. To obtain significant viewership, the Company is establishing syndication arrangements with popular portals and destination websites, in exchange for a percentage of advertising revenues generated from the Company's programming. The Company believes that by the end of the second quarter of 2001, it will have syndication agreements in place with portals and destination websites, many of which are broadband enabled, that currently have millions of monthly users. While the Company believes that the incremental revenues that will be received by its syndication partners will be attractive to them, there can be no assurance that these sites will continue to offer to distribute the Company's content or that they will not require financial incentives that are not economical for the Company.

   The Company has only recently begun to solicit advertisers and sponsors for its programming to coincide with the increase in its distribution network. Material advertising and sponsorship revenues are not expected to become significant for the next several fiscal quarters. Accordingly, the Company anticipates that its Internet operations will generate material losses for the foreseeable future.

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

 Licensing Operations

   As a result of its ongoing research and development expenditures, the Company has developed substantial proprietary technology, certain of which it has elected to patent or to seek to patent. As of December 31, 2000, Ampex held over 900 patents and patent applications, including approximately 300 patents in the U.S., approximately 500 corresponding patents in other countries, and approximately 100 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to the Company's recording technology. The Company continually reviews its patent portfolio and allows non-strategic patents to lapse, thereby minimizing substantial renewal fees.

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

Description of Discontinued Operations

 MicroNet

   As of year-end 2000, the Company decided to discontinue the operations of MicroNet and to provide reserves for the estimated cost of closure. MicroNet manufactured a variety of storage solutions targeted at image-based creative professional markets, including principally digital pre-press and digital video editing. It's principal products included DataDock, Genesis and SanCUBE. MicroNet is presently liquidating its assets, including its proprietary technology and plans to distribute the proceeds in satisfaction of its liabilities. There can be no assurance that the proceeds from the sale of assets will be sufficient to satisfy in full the claims of MicroNet's creditors.

 Data Systems--Business Held for Sale

   In February 2000, in order to focus more sharply on its Internet business, Ampex announced plans to sell its Data Systems subsidiary, which produces high performance mass data storage and instrumentation recorders and systems. Data Systems products are sold primarily for use in the television broadcast and government markets. At the date of this Report, the Company had not yet entered into a contract to sell Data Systems, and there can be no assurance that a contract will be entered into or as to the terms or timing of any sale. Pending consummation of a sale, the Company is continuing to operate Data Systems substantially as it had in the past, although for accounting purposes its operations have been classified as a "Business Held for Sale." See "Risk Factors--Risk of Proposed Sale of Data Systems," above. A brief summary of Data Systems' business and operations is set forth below. For additional information, reference is made to the Company's 1998 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission during 1999.

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

   Data Systems distributes its 19-millimeter products directly through its internal sales force and independent value-added resellers. Data Systems' DST products are sold to customers such as oil and gas companies, imaging companies, information and entertainment delivery companies and broadband telecommunications companies. Data Systems is also pursuing opportunities for storage of very large databases maintained by many commercial and government entities. Data Systems' instrumentation recorders (including its DIS recorders) are sold primarily to government agencies involved in data collection, satellite surveillance and defense-related activities, as well as to defense contractors and other industrial users for testing and measurement purposes. Sales of instrumentation recorders are made through Data Systems' internal domestic and international sales forces, as well as through independent sales organizations in foreign markets. Data

Systems' sales to U.S. government agencies (either directly or indirectly through government contractors) represented 21% of their net sales in fiscal 2000 compared to 19% in fiscal 1999 and 26% in fiscal 1998. No single non-government customer accounted for more than 10% of Data System's total net sales in the three years ended 2000. Data Systems' products are manufactured at facilities in Redwood City, California and Colorado Springs, Colorado. The Company believes that Data Systems' manufacturing facilities, which were consolidated in 1998, continue to have sufficient capacity to meet current and future demand. Data Systems competes in all markets with a number of well-established corporations, such as IBM Corporation, Sony Corporation, Quantum Corporation and others. In the instrumentation market, its major competitors include Sony Corporation, Loral Data Systems, Data Tape Incorporated and Metrum Incorporated. Data Systems' product lines are characterized by continual technological developments, and require a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on the Data Systems operation.

   As of December 31, 2000, Data Systems employed 248 people, as compared to 293 people as of December 31, 1999.

Employees

   As of December 31, 2000, Ampex employed 87 people (including employees of consolidated subsidiaries) in its continuing operations, as compared to 121 persons employed as of December 31, 1999, primarily reflecting the reduction of employees when the Company ceased funding TV onthe WEB operations in September 2000. Also, the Company from time-to-time utilizes the services of independent contractors, primarily in its Internet operations. No employees are covered by any collective bargaining agreement. The Company is dependent on the performance of certain key members of management and key technical personnel. The Company has not entered into employment agreements with any such individuals, except for certain employees of its Internet affiliates. Edward J. Bramson, who has served as the Company's Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings Incorporated, a privately-owned Delaware holding company and a Company stockholder. Mr. Bramson currently devotes most of his time to the management of the Company. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on the Company.

Environmental Regulation and Proceedings

   The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Ampex is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that Ampex is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2001 or 2002 will be material.

   Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in six environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by the Company. Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 2000, the Company spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expects to spend a similar amount in fiscal 2001 for such activities.

   Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2000, the Company had an accrued liability of $1.3 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

Pension Plan Matters

   In 1994, the Company, the Pension Benefit Guaranty Corporation ("PBGC") and certain affiliates ("Affiliates") who were members of a "group under common control" for purposes of the Employee Retirement Income Security Act ("ERISA") entered into certain agreements in connection with the liquidation of the Company's former parent, NH Holding Incorporated ("NHI "), relating to the pension plans of the Company and of its former Media subsidiaries. See Note 19 of Notes to Consolidated Financial Statements. Pursuant to these agreements, the Affiliates agreed that if during the terms of the agreements Ampex fails to make a required contribution to the pension plans, the Affiliates will make or advance funds to permit Ampex to make such contribution, and Ampex agreed to repay such amounts in accordance with the terms of the agreements. Ampex has agreed to grant the Affiliates a security interest in certain assets as collateral for any advances which the Affiliates may be required to make in the future pursuant to the agreements. The agreements contain certain restrictive covenants which, among other things, restrict Ampex's ability to declare dividends, sell all or substantially all its assets or commence liquidation, or engage in specified transactions, with certain related parties, breach of which could result in acceleration of any of the Company's potential termination liabilities. Sale of Data Systems may be subject to approval of the PBGC with respect to pension plan matters. In 1994, the Company discontinued accrual of benefits under the pension plans, but has continued to fund its plan in accordance with ERISA (and remains contingently liable to fund the Media plan if Media fails to do so). No claims have been asserted or, to the knowledge of management, are threatened under these agreements.

ITEM 2. PROPERTIES

   As of December 31, 2000, the Company's principal properties were as follows:

                                                                                 Approximate
                                                                                   Square
                                                                                 Footage of
Location                                   Activities Conducted                   Facility
--------                                   --------------------                  -----------
Redwood City, California..  Executive offices, RD&E,                                91,760
                            manufacturing, sales and marketing(1)(7)

Colorado Springs,
 Colorado.................  Manufacturing(7)(8)                                    229,961

New York City, New York...  Executive offices, Internet                             19,000
                            marketing, sales, operations and studio(2)

Irvine, California........  Engineering, manufacturing, sales and marketing(3)      33,089

Chineham, Basingstoke,
 England..................  Sales and service(4)(7)                                  7,184

Tokyo, Japan..............  Sales and service(5)(7)                                  3,886

Woodland Hills,
 California...............  Internet marketing, sales, operations and studios(6)    10,568

--------
(1) These facilities are leased until September 2008, with 31,987 square feet currently available to sublet.
(2) These facilities are leased under a ten-year lease that expires in April
    2008.
(3) These facilities are leased under a five-year lease that expires in May 2005. As part of the orderly liquidation of MicroNet, the Company is currently seeking to sublet the premises or negotiate the termination of the lease.
(4) These facilities are leased under a ten-year lease, which is terminable at the option of the Company or landlord in December 2002.
(5) These facilities are leased under leases that expire during July 2001. The current plan is to renew the lease on a year-to-year basis.
(6) These facilities are leased under various leases expiring in March 2004.
(7) These properties are used primarily for the operations of Data Systems, which is being held for sale. If the proposed sale of Data Systems is consummated, the Company anticipates that these properties will be sold or the lease will be assigned to the acquiring company in connection with the sale.
(8) This property is subject to a deed of trust securing senior discount notes issued by Data Systems in November 2000.

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

   In response to a lawsuit filed by the Company against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi"), which has been finally resolved as previously reported, Mitsubishi filed a lawsuit against Ampex, alleging patent infringement by certain Ampex video and data recorder products. In 1997, the U.S. District Court for the Central District of California determined that Ampex has no liability to Mitsubishi patents, and Mitsubishi appealed to the Court of Appeals for the Federal Circuit. On August 30, 1999, the Court of Appeals affirmed the judgment in favor of Ampex and subsequently denied Mitsubishi's request for reconsideration. During the year, Mitsubishi filed a petition for certiorari to the Supreme Court of the United States, and the Court ruled denying the petition. No further appeal is possible.

   See also "Environmental Regulation and Proceedings" and Note 15 of Notes to Consolidated Financial Statements for additional information with respect to pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company and their ages as of February 1, 2001 are as follows:

     Name                                 Age                       Position
     ----                                 ---                       --------
Edward J. Bramson........................  49 Chairman and Chief Executive Officer
Craig L. McKibben........................  50 Vice President, Chief Financial Officer and Treasurer
K. Michael Cooper........................  53 Vice President
Robert L. Atchison.......................  63 Vice President
Joel D. Talcott..........................  59 Vice President and Secretary

   Each of the executive officers of the Company serves in such capacity at the discretion of the Board.

   Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been Chief Executive Officer of the Company. Mr. Bramson also serves as President of each of Ampex Holdings Corporation and iNEXTV and as Assistant Secretary of Data Systems, which is being held for sale. Mr. Bramson is a director of each such subsidiary and Ampex Finance Corporation (a subsidiary of Ampex Corporation). He is also Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated and Sherborne Investments Corporation, is a limited partner of Newhill Partners, LP and the managing member of SH Securities Co., L.L.C. These entities, which are private investment holding companies, may be deemed to be affiliates of the Company. Mr. Bramson is also a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976.

   Craig L. McKibben is Vice President, Treasurer, Chief Financial Officer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. Mr. McKibben also serves in the following capacities with other Company subsidiaries: director, Vice President and Treasurer of Ampex Holdings Corporation and iNEXTV, director and Vice President of Ampex Finance Corporation and Treasurer of Alternative Entertainment Network, Inc. He also serves as Vice President and Treasurer of Data Systems, which is being held for sale. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

   Robert L. Atchison is Vice President of the Company. Since January 1994 he has been responsible for all operating activities of the Company, and in 1996 assumed responsibility for certain of the Company's sales and marketing activities. From April 1991 to January 1994, he was responsible for engineering and operations for the Company. Mr. Atchison also serves as Vice President and a director of Data Systems, which is being held for sale, and as President and a director of Ampex International Sales Corporation, a wholly-owned subsidiary of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

   K. Michael Cooper, who joined the Company in June 1998, is Vice President of the Company. He serves as Vice President and a director of AENTV, a subsidiary of iNEXTV, and as President and a director of Data Systems, which is being held for sale. Previously, Mr. Cooper served as President and Chief Executive Officer of a computer peripheral company, and in a number of senior management positions with the Hiller Group.

   Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for the Company's patent licensing activities (having served as Patent Counsel from 1987 to 1991), and has supervisory responsibility for investor relations and corporate communications functions. Mr. Talcott also serves as Vice President, Secretary and a director of Ampex Finance Corporation, Ampex International Sales Corporation and Data Systems, which is being held for sale, as Secretary of AENTV and as Vice President and Secretary of iNEXTV and Ampex Holdings Corporation.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) The following table sets forth the high and low prices for the Company's Class A Common Stock for each quarter during fiscal 2000 and 1999. Since January 16, 1996, the Class A Common Stock has been traded on the American Stock Exchange under the symbol "AXC."

     Fiscal Year                                                    High   Low
     -----------                                                    ----- -----
     2000
     First Quarter................................................. $5.50 $3.00
     Second Quarter................................................  3.44  1.50
     Third Quarter.................................................  1.75  1.00
     Fourth Quarter................................................  1.06  0.25

     1999
     First Quarter................................................. $5.63 $1.06
     Second Quarter................................................  7.50  2.56
     Third Quarter.................................................  6.00  2.50
     Fourth Quarter................................................  6.38  2.25

   As of January 31, 2001, there were 805 holders of record of the Company's Class A Common Stock.

   The Company has not declared any dividends on its Common Stock since its incorporation in 1992 and has no present intention of paying dividends on its Common Stock. The Company is also restricted by the terms of the indenture for its Senior Notes and certain other agreements, and of its outstanding Noncumulative Preferred Stock, as to the declaration of dividends. Under current circumstances, the Company may not pay any cash dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 13 and 16 of Notes to Consolidated Financial Statements.

   (b) Information as to equity securities sold by the Company during the fiscal year ended December 31, 2000 which were not registered under the Securities Act of 1933, as amended (the "Securities Act") is contained in the Company's Quarterly Reports on Form 10-Q filed by the Company for such period.

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

 Strategic Repositioning of the Company

   In recent years, the Company began a strategic repositioning by capitalizing on its digital imaging technology to become a major provider of Internet video programming, services and technology. In 1999, the Company consolidated its internal Internet video operations, acquisitions and strategic investments into iNEXTV, a wholly-owned subsidiary.

   In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Data Systems, its subsidiary which makes high performance tape-based mass data storage products. The Company continues to operate Data Systems as it had in the past. However, for accounting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold of this segment have been reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets as of December 31, 2000 and 1999. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and other Internet initiatives, as well as to retire debt.

   As of year-end 2000, Ampex determined to discontinue the operations of MicroNet, its subsidiary which manufactures disk arrays and storage area network products. At December 31, 2000, the Company established a reserve for the costs of closure and to write-off its investment in MicroNet. Accordingly, the operations of MicroNet have been classified as "Discontinued Operations" for all periods presented.

   Following the planned sale of Data Systems, the Company's continuing operations will consist of Ampex's intellectual property licensing department, its Internet Technology Group and its subsidiary, iNEXTV.

 Results of Continuing Operations for the Three Years Ended December 31, 2000

   Total Revenue. Total revenue was $15.1 million in 2000, $21.7 million in 1999 and $10.6 million in 1998. In 2000, the revenue decrease from 1999 was primarily due to the nonrecurring royalty income received in 1999 offset in part by an increase in revenue from the Company's Internet video businesses. The revenue increase in 1999 compared to 1998 is attributed to nonrecurring royalty income and the inclusion of revenues of the Company's Internet video businesses.

   Royalty Income. Royalty income was $12.3 million in 2000, $19.9 million in 1999 and $10.6 million in 1998. Royalty income in 1999 were positively impacted by royalty income of approximately $10.0 million, representing the portion of royalties earned through 1999 from a long-term license agreement extending through the year 2002. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. During this period, a growing portion of royalty income related to 6-mm and 8-mm video recorders and camcorders. The Company is assessing whether manufacturers of video games, DVD recorders and digital television receivers are using its patented technology. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," above.

   Internet Revenue. The Company's Internet video programming and services business began in early 1999, and in June 1999 were consolidated under its subsidiary, iNEXTV. iNEXTV recorded revenue of $2.9 million in the year ended December 31, 2000 compared to $1.7 million in the year ended December 31, 1999, principally from webcasting, video production and event marketing services, substantially all of which have historically been provided by the Company's subsidiary, TV onthe WEB. In August 2000, the Company announced that it would cease funding and write-off its remaining investment in TV onthe WEB, allowing it to re-deploy its financial resources to its core Internet video businesses which produce video content and technology for distribution on the web. In 2000, TV onthe WEB reported a net loss of $9.7 million, which included $5.4 million to amortize all remaining goodwill resulting from its acquisition by the Company and to write down its investment to their estimated realizable value. In 1999, TV onthe WEB reported a net loss of $6.0 million. Since October 1, 2000, the Company has not recognized any revenues or expenses of TV onthe WEB in its consolidated financial statements. iNEXTV will continue to offer certain web video services through its other Internet subsidiaries. Internet revenues do not include revenues of TV1, which provides Internet video services to European businesses, as TV1 is not a majority-owned affiliate and is being accounted for under the cost method. In future periods, iNEXTV will rely significantly on advertising and e-commerce revenues. The Company is seeking to grow revenues by syndicating its content and that of others for distribution to third party websites under advertising revenue sharing arrangements and by offering various services to customers who wish to add video content to their own websites. iNEXTV and its subsidiary AENTV have announced agreements with destination websites and Internet portals and broadband service providers that are being implemented. By increasing the size of its audiences through syndication, management believes that it will enhance the attractiveness of its programming to potential buyers of web based video advertising. Revenues from syndicated advertising activities are not expected to become significant before the second half of 2001.

   Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by the Company's in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation. Intellectual property costs totaled $1.1 million, $1.3 million and $1.5 million in 2000, 1999 and 1998, respectively. In the third quarter of 2000, the Company received a reimbursement of legal costs previously incurred on a patent infringement case. The intellectual property costs for 2000, excluding this recovery, was $1.3 million.

   Internet Video Programming and Site Development. Internet video programming and site development costs of $10.9 million in 2000 and $7.9 million in 1999 represent costs incurred for services rendered to customers, as well as costs incurred for the development of made-for-the-Internet video programming and non-capitalized website hardware and software purchases in support of iNEXTV's websites and infrastructure. The operations of TV onthe WEB were responsible for $3.5 and $2.1 million of Internet Video Programming and Site Development expenses in 2000 and 1999, respectively. The Company will not record revenues or expenses of TV onthe WEB in future periods' consolidated financial statements, as a result of its decision to cease funding its operations. The Company anticipates that site development startup costs will continue to decline in 2001, as the requisite web site infrastructure is substantially in place. The Company is also seeking to add content from others to expand the scope of its programming without a commensurate increase in expenses. The Company has increased its investment in TV1 Internet Television in early 2001. After this additional investment, the Company may be required to consolidate this enterprise or to record its equity interest in the enterprise's future losses, which would result in greater losses reported by the Company in future periods.

   Research, Development and Engineering Expenses. Research, development and engineering expenses associated with support of iNEXTV's Internet video strategy increased to $0.5 million in 2000. Amounts in prior years are not significant. The Company anticipates increased spending in connection with research, development and engineering programs which support iNEXTV's Internet video strategy.

   Selling and Administrative. Selling and administrative expenses increased to $17.4 million in 2000 from $11.4 million in 1999 and $4.5 million in 1998. In addition to costs incurred for the Internet video programming and site development discussed above, the Company's Internet video businesses incurred direct sales, marketing and administrative expenses totaling $12.1 million in 2000 and $10.2 million in 1999. In 1998, there were no material Internet-related expenditures. The operations of TV onthe WEB accounted for $2.9 million and $3.8 million of selling and administrative expenses in 2000 and 1999, respectively. The content syndication business model reduces the Company's expenses for marketing and advertising in return for sharing advertising revenue with syndication partners. Accordingly, the Company believes its Internet marketing and advertising expenditures will decline in the future from levels incurred in recent periods. Other nonallocated administrative costs totaled $5.3 million in 2000 compared to $1.2 million in 1999 and $4.5 million in 1998.

   Amortization of Goodwill and Writedown of Impaired Assets. In connection with the acquisitions of TV onthe WEB and AENTV, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in the recording of goodwill. In the second quarter of 2000, the Company changed the expected life of goodwill of the acquired Internet businesses from three years to two years, given the rapid changes affecting the Internet and to conform to other Internet content companies. In the third quarter of 2000, the Company wrote off its remaining investment in TV onthe WEB, resulting in fully amortizing all remaining goodwill and providing a reserve for asset impairment to write down the assets of TV onthe WEB to their estimated realizable value. In the fourth quarter of 1999, the Company elected not to exercise options to acquire additional ownership in Executive Branch Webcasting Corporation ("EBWC") but to proceed with the development of EXBTV.com as an iNEXTV-funded Internet video initiative. The Company wrote off its minority investment in EBWC totaling $1.5 million. Also in the fourth quarter of 1999, the Company wrote off a minority investment in a company providing web hosting and Internet consulting services, totaling $0.5 million, since the Company is no longer involved in the strategic direction of that entity.

   Operating Income (Loss). The Company incurred an operating loss of $20.0 million in 2000 compared to $2.2 million in 1999 compared to operating income of $4.5 million in 1998. The operating loss in 2000 and 1999 was primarily due to the Company's Internet video activities, including amortization of goodwill as a result of the acquisition of TV onthe WEB and AENTV and the write-off of two minority investments described above. This was offset in part by royalty income of which revenue in 1999 included a one-time royalty receipt of approximately $6.7 million. The Company expects to include TV1 in its results for 2001 that may require expenditures in future periods and may also incur material charges to goodwill amortization that will increase consolidated net losses while the Company is building its Internet programming network.

   Interest Expense. Interest expense is primarily due to the issuance of $44.0 million of 12% Senior Notes due 2003 and Warrants to purchase approximately
1.02 million shares of Common Stock in January and July 1998.

   Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

   Interest Income. Interest income is earned on cash balances and short and long-term investments. In 1999 and 1998 the Company, pending application of the proceeds of the 12% Senior Notes, had significantly higher investment balances compared to 2000, which resulted in higher interest income.

   Other (Income) Expense, Net. In connection with certain litigation between the Company and ISS the value of the settlement was included in other (income) expense for 2000. In 1999, other (income) expense, net includes a proportionate share of the net loss for the period the Company held a minority interest in TV onthe WEB and AENTV.

   Provision for (Benefit of) Income Taxes. The provisions for income taxes in 2000 and 1999 consist primarily of foreign income taxes and withholding taxes on royalty income. In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarters of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. See Note 22 of Notes to Consolidated Financial Statements. The Company was not required to include any material provision for U.S. Federal income tax in any of the last three fiscal years due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2000, the Company had net operating loss carry forwards for income tax purposes of $125 million, expiring in the years 2007 through 2015. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

   Income (Loss) of Business Held for Sale. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations, an income (loss) of business held for sale, net of taxes, of $2.0 million, ($3.0) million and ($3.8) million in 2000, 1999 and 1998, respectively. Revenues of this segment totaled $47.9 million, $51.6 million and $57.8 million in 2000, 1999 and 1998, respectively. Total costs and operating expenses of this segment totaled $45.6 million, $54.9 million and $62.2 million in 2000, 1999 and 1998, respectively. Other (income) expense of this segment totaled $0.1 million, $(0.2) million and ($0.5) million in 2000, 1999 and 1998, respectively. Ampex continues to seek a buyer for the Data Systems business.

   Loss from Discontinued Operations In February 2001, the Board of Directors of the Company authorized management to close MicroNet, its wholly-owned subsidiary that makes high performance disk arrays and Storage Area Network, and to establish a reserve for the costs of closure. As a result, for all periods presented, the Company reported as two line items in the Consolidated Statements of Operations, a loss from discontinued operations, net of taxes, of $5.4 million, $4.0 million and $3.0 million in 2000, 1999 and 1998, respectively and a loss on disposal of discontinued operations, net of taxes, of $6.3 million in 2000. Revenues of this segment totaled $12.0 million, $10.9 million and $5.5 million in 2000, 1999 and 1998, respectively. Total costs and operating expenses of this segment totaled $17.4 million, $14.9 million and $8.5 million in 2000, 1999 and 1998, respectively.

   Net Income (Loss). The Company reported a net loss of $35.8 million in 2000, $15.4 million in 1999 and net income of $10.4 million in 1998, primarily as a result of the factors discussed above under "Royalty Income," "Internet Video Programming and Site Development," "Selling and Administrative," "Amortization of Goodwill and Writedown of Impaired Assets," and "Loss from Discontinued Operations."

   Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. In 2000, the Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable Preferred Stock, which was higher than fair value per share of Common Stock. As a result the Company recorded a benefit available to common stockholders of $1,263,000, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations. On April 28, 1999, the Company agreed to exchange 40,000 shares of its Common Stock for 287 shares of its outstanding Redeemable Preferred Stock. The resultant $374,000 benefit on exchange has been recognized as a benefit available to the common stockholders on the Consolidated Statements of Operations.

Liquidity and Capital Resources

   Cash Flow. At December 31, 2000, the Company had cash and short-term investments of $15.4 million and working capital of $8.3 million. At December 31, 1999, the Company had cash and short-term investments of $41.7 million and working capital of $34.8 million. Data Systems, which is accounted for as a "Business Held for Sale, " had working capital of $6.7 million and $8.8 million at December 31, 2000 and 1999, respectively. Working capital of Data Systems has been classified in "Net Assets of Business Held for Sale" at December 31, 2000 and 1999. The decline in cash and short-term investments from 1999 to 2000 results primarily from operating losses of the Company's Internet video businesses, operations of the Internet Technology Group and operating losses of MicroNet. These losses more than offset operating income from the Company's non-Internet technology licensing activities. Cash used in continuing operations totaled $28.2 million in 2000, $4.6 million in 1999 and $3.3 million in 1998. Cash used in discontinued operations totaled $1.7 million in 2000, $5.3 million in 1999 and $5.4 million in 1998.

   Major items impacting results from continuing operations in 2000, which did not affect cash, were goodwill amortization associated with the Internet businesses and a provision for asset impairment to write down assets of TV onthe WEB to their estimated realizable value in the amount of $5.4 million. Other non-cash charges affecting 2000 operations included other depreciation, amortization and accretion of $1.9 million.

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

   The Company has announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications. In 2000, the Company received offers to purchase Data Systems and the Company believes it may receive additional offers in the future. At the date of this Report, the Company has not entered into any definitive agreement of sale, and there can be no assurance that the Company will be able to consummate a sale, or as to the terms or timing of any sale, if consummated.

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

   The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 1999, the Company had borrowings outstanding of $0.8 million and had letters of credit issued against the facility totaling $1.1 million. The Company believes that this facility will be allowed to expire in conjunction with the sale of Data Systems.

   Financing Transactions. In 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock, leaving 1,125 shares of Convertible Preferred Stock outstanding. In 1999, holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In 2000, the Company issued 1,549,479 shares of its Common Stock to satisfy the quarterly redemption requirements. In 1999, the Company issued 1,242,245 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $6.4 million face amount of Convertible and Redeemable Preferred Stock over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2001. The difference between the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock when issued at the floor redemption price of $2.50 per share is recorded as a benefit from extinguishment of manditorily redeemable preferred stock. See Note 16 of Notes to Consolidated Financial Statements.

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

Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2001 and will not require retroactive restatement of prior period financial statements. The Company has evaluated the impact and concluded that SFAS 133 will not be material at the date of adoption or in the future.

   In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B, Second Amendment: Revenue Recognition in Financial Statements ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after

December 15, 1999. The Company believes that adopting SAB 101 has not had a material impact on the Company's financial position and results of operations.

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

   The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2000 and 1999 was not material.

   Investment Risk. The Company invests in equity instruments of technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have significant influence over the business operations. The Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. Investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM S-K

   (a) Documents Filed with this Report:

     1. Financial Statements (see Item 8 above).

       Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders' Deficit as of December 31, 2000, 1999 and 1998 and for each of the three years in the period ended December 31, 2000.

    2. Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

    3. Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
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

   3.2   Certificate of Designations, Preferences and Rights of the Company's
         8% Noncumulative Convertible Preferred Stock and 8% Noncumulative
         Redeemable Preferred Stock as filed with the Secretary of State of Delaware on July 2, 1998 (filed as Exhibit 3.1 to the Company's Form
         8-K filed on July 15, 1998 (the "July 1998 8-K") and incorporated herein by reference).

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

 Exhibit
 Number                                Description
 -------                               -----------
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

  4.10   Warrants and Warrants Share Registration Rights Agreement, dated as of
         January 28, 1998, between the Registrant and First Albany Corporation
         (filed as Exhibit 4.4 to the February 1998 8-K and incorporated herein by reference).

  4.11   Purchase Agreement, dated July 17, 1998, between the Registrant and
         First Albany Corporation, as Initial Purchaser, relating to the
         Company's 12% Senior Notes due 2003 (filed as Exhibit 1.1 to the
         Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

  4.12   First Amendment to Indenture, dated as of July 2, 1998, between the
         Registrant and IBJ Schroder Bank & Trust Company, as trustee (filed as
         Exhibit 4.1 to the Company's Form 8-K filed on July 30, 1998 and incorporated herein by reference).

  4.13   Contingent Warrant Agreement dated as of July 22, 1999, between the
         Registrant and Information Super Station L.L.C. (previously filed as
         Exhibit 4.5 to the Registrant's Registration Statement on Form S-3
         (File No. 333-85605) and incorporated herein by reference).

  4.14 Amendment to Contingent Warrant Agreement dated as of July 21, 2000, between the Registrant and Information Super Station L.L.C., amending the Contingent Warrant Agreement referred to above in item 4.13
         (previously filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

  4.15   Note Purchase Agreement, dated as of November 6, 2000, among Ampex
         Data Systems Corporation ("Issuer"), the Registrant and the several
         Purchasers named therein (previously filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 (the
         "Third Quarter 2000 10-Q") and incorporated herein by reference).

  4.16   Senior Discount Note due May 31, 2001 in the amount of $6,243,688.89
         (previously filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 (the "Third Quarter 2000 10-Q") and incorporated herein by reference).

  4.17   Senior Discount Note due May 31, 2001 in the amount of $1,895,405.56
         (previously filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 (the "Third Quarter 2000 10-Q") and incorporated herein by reference).

 Exhibit
 Number                                Description
 -------                               -----------
   4.18  Senior Discount Note due May 31, 2001 in the amount of $780,461.11
         (previously filed as Exhibit 4.4 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 (the "Third Quarter 2000 10-Q") and incorporated herein by reference).

   4.19 Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues, dated as of November 6, 2000, between Issuer and Trustee named therein (previously filed as Exhibit 4.5 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 (the
         "Third Quarter 2000 10-Q") and incorporated herein by reference).

   4.20 Form of Management Rights Letter (previously filed as Exhibit 4.6 to the Registrant's Form 10-Q for the quarter ended September 30, 2000
         (the "Third Quarter 2000 10-Q") and incorporated herein by reference).

   4.21 Form of Management Rights Letter (previously filed as Exhibit 4.7 to the Registrant's Form 10-Q for the quarter ended September 30, 2000
         (the "Third Quarter 2000 10-Q") and incorporated herein by reference).

   4.22  Collateral Security Agreement, dated as of November 6, 2000, between
         Ampex Corporation and the Secured Party named therein (previously filed as Exhibit 4.8 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 (the "Third Quarter 2000 10-Q") and incorporated herein by reference).

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

  10.3   Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as
         Exhibit 10.3 to the Company's Form 10-K for its fiscal year ended
         December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference).

  10.4   Ampex Corporation 2000 Stock Bonus Plan, as adopted on June 9, 2000
         (filed as Exhibit 4.01 to the Company's Registration Statement on Form s-8 (File No. 333-41652) and incorporated herein by reference).

  10.5 Ampex Systems Corporation Employees' Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company's
         1997 Form 10-K and incorporated herein by reference).

  10.6 Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (filed No. 33-
         47660) and incorporated herein by reference).

  10.7 Form of Indemnification Agreement entered into between the Company and directors Bramson, McKibben, Slusser and Stoltzfus (filed as Exhibit
         10.16 to the Company's Form 10-Q for the quarter ended June 30, 1993
         (the "Second Quarter 1993 10-Q") and incorporated herein by reference).

  10.8 Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated May 5, 1994 (filed as Exhibit
         10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996
         (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference), third
         Amendment Agreement, dated December 26, 1996 (filed as Exhibit 10.13 to the Company's Form 10-K for its fiscal year ended December 31, 1996
         (the "1996 Form 10-K") and incorporated herein by reference).

 Exhibit
 Number                                Description
 -------                               -----------
 10.9    Fourth Amendment Agreement to Loan and Security Agreement by and
         between Ampex Finance Corporation and Congress Financial Corporation
         dated April 7, 1999. (Previously filed as Exhibit 10.8 to the 1999
         Form 10-K incorporated herein by reference).

 10.10 Form of Employment Security Letter entered into between the Company and Messrs. Atchison, Cooper, McKibben and Talcott (executive officers of the Company), dated July 24, 1998 (previously filed as Exhibit 10.9 to the 1999 Form 10K and incorporated herein by reference).

 10.11 Stock Purchase Agreement, dated October 22, 1996, between the Company and Edward J. Bramson (filed as Exhibit 10.15 to the 1996 Form 10-K and incorporated herein by reference).

 10.12   Lease dated January 19, 1996 by and between Martin/Campus Associates,
         LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as
         Exhibit 2.03 to the Company's Form 8-K filed on February 5, 1996 and incorporated herein by reference) as amended by amendment dated
         December 20, 1996 (filed as Exhibit 10.17 to the 1996 Form 10-K and incorporated herein by reference).

 10.13   Amendment dated September 10, 1998 and amendment dated November 19,
         1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant (previously filed as Exhibit 10.12 to the 1999 Form
         10K and incorporated herein by reference).

 10.14   Lease dated January 19, 1996 by and between Martin/Campus Associates,
         LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California (filed as Exhibit 2.06 to the
         January 1996 8-K and incorporated herein by reference).

 10.15* Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee.

 10.16   Joint Settlement Agreement by and among Pension Benefit Guaranty
         Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated
         November 22, 1994 (filed as Exhibit 10.2 to 1995 Form 10-K and incorporated herein by reference).

 10.17 Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside
         Group and the Sherborne Group, dated December 1, 1994 (effective
         November 22, 1994) (filed as Exhibit 10.2 to 1995 Form 10-K and incorporated herein by reference).

 10.18   Stock Purchase Agreement, dated as of October 29, 1997, between the
         Registrant and Edward J. Bramson (filed as Exhibit 10.20 to
         Registrant's Form 10-K for fiscal 1997 and incorporated herein by reference).

 10.19   Stock Purchase Agreement, dated as of November 7, 1997, between the
         Registrant and Edward J. Bramson (filed as Exhibit 10.21 to
         Registrant's Form 10-K for fiscal 1997 and incorporated herein by reference).

 10.20   Stock Purchase Agreement dated as of February 18, 1998 between the
         Registrant and Edward J. Bramson (filed as Exhibit 10.22 to
         Registrant's Form 10K for fiscal 1997 and incorporated herein by reference).

 10.21*  Promissory Note dated August 6, 1999, issued by Sherborne Investments
         Corporation to the Registrant in the principal amount of $1,779,050.

 10.22*  Promissory Note dated September 17, 1998, issued by SH Securities Co.,
         LLC to the Registrant in the principal amount of $2,200,000, and letter agreement related thereto.

 Exhibit
 Number                              Description
 -------                             -----------
 10.23*  Promissory Note dated November 15, 2000, issued by Sherborne
         Investments Corporation in the principal amount of $1,015,000.50.

 21.1*   Subsidiaries of the Company.

 23.1*   Consent of Independent Accountants.

 24.1*   Power of Attorney (included in the signature page of this Report).

--------
* Filed Herewith.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

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

   Subsequent to year-end 2000, the Company announced that it was closing MicroNet, a business which manufactured disk-based storage products that Ampex acquired in 1998. The operating results of MicroNet have been classified as "Discontinued Operations" in the Consolidated Statement of Operations for each of the three years ended December 31, 2000. Ampex has excluded the assets and liabilities of MicroNet in the Consolidated Balance Sheets at December 31, 2000. The Consolidated Balance Sheets of prior periods have not been restated to exclude the assets and liabilities of MicroNet.

   In February 2000, the Company announced its intention to sell Data Systems, a subsidiary that manufactures high performance, tape-based mass data storage and instrumentation recorders and systems. The Company continues to operate Data Systems much as it had in the past. However, for accounting purposes, the operating results of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statement of Operations for all periods presented. The net assets of Data Systems are included in the caption "Net Assets of Business Held for Sale," in the Consolidated Balance Sheets at December 31, 1999 and 2000 and included in their respective asset and liability accounts in prior periods.

Statement of Operations Data:

                                        Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Total revenue...............  $ 15,141  $ 21,701  $ 10,591  $ 12,550  $ 10,497
Total costs and operating
 expenses...................    35,186    23,932     6,051     9,607     9,513
Income (loss) from
 continuing operations......   (26,187)   (8,447)   17,249     3,163       340
Net income (loss)...........   (35,793)  (15,371)   10,438    14,803       340
Diluted income (loss) per
 share from continuing
 operations.................     (0.46)    (0.16)     0.32      0.07      0.01
Diluted income (loss) per
 share......................     (0.61)    (0.28)     0.20      0.32      0.01

Balance Sheet Data:

                                        Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                             (in thousands)
Working capital.............  $  8,462  $ 38,461  $ 69,958  $ 44,607  $ 39,277
Total assets................    40,868    87,319   116,001    81,671    84,492
Long-term debt..............    46,086    43,914    43,380         2       914
Redeemable preferred stock..    34,346    38,642    43,718    69,970    69,970
Convertible preferred
 stock......................     2,250     3,770    20,000       --        --
Total stockholders'
 deficit....................   (80,654)  (33,506)  (71,154)  (90,015)  (86,360)

                        SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ampex Corporation

                                                  /s/ Edward J. Bramson
                                          By: _________________________________
                                                     Edward J. Bramson
                                               Chairman and Chief Executive
                                                          Officer

Date: April 2, 2001

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Edward J. Bramson           Chairman, Chief Executive     April 2, 2001
______________________________________  Officer and Director
          Edward J. Bramson             (Principal Executive
                                        Officer)

       /s/ Craig L. McKibben           Vice President, Chief         April 2, 2001
______________________________________  Financial Officer,
          Craig L. McKibben             Treasurer and Director
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

    /s/ Douglas T. McClure. Jr.        Director                      April 2, 2001
______________________________________
       Douglas T. McClure, Jr.

         /s/ Peter Slusser             Director                      April 2, 2001
______________________________________
            Peter Slusser

   /s/ William A. Stoltzfus. Jr.       Director                      April 2, 2001
______________________________________
      William A. Stoltzfus, Jr.

                               AMPEX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants........................................... F-2

Consolidated Balance Sheets
 As of December 31, 2000 and 1999........................................... F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
 For Each of the Three Years in the Period Ended December 31, 2000.......... F-4

Consolidated Statements of Cash Flows
 For Each of the Three Years in the Period Ended December 31, 2000.......... F-5

Consolidated Statements of Stockholders' Deficit
 For Each of the Three Years in the Period Ended December 31, 2000.......... F-6

Notes to Consolidated Financial Statements.................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ampex Corporation:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ PricewaterhouseCoopers LLP
                                          _____________________________________
                                          PricewaterhouseCoopers LLP

San Jose, California
February 23, 2001

                               AMPEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                         December 31, December 31,
                                                             2000         1999
                                                         ------------ ------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................  $  10,384    $  10,598
  Short-term investments................................      5,011       31,067
  Accounts receivable (net of allowances of nil in 2000
   and $358 in 1999)....................................        127        1,630
  Inventories...........................................        --         2,261
  Other current assets..................................      3,930        5,375
                                                          ---------    ---------
    Total current assets................................     19,452       50,931
Property, plant and equipment...........................      5,217        5,363
Intangible assets, net..................................        211        9,806
Investment in unconsolidated companies..................      2,778        1,786
Deferred pension asset..................................        377        5,571
Other assets............................................      1,173        1,620
Net assets of business held for sale....................     11,660       17,728
                                                          ---------    ---------
    Total assets........................................  $  40,868    $  92,805
                                                          =========    =========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                  STOCKHOLDERS' DEFICIT
      -------------------------------------------

Current liabilities:
  Notes payable.........................................  $     157    $   1,103
  Accounts payable......................................        554        2,582
  Accrued restructuring costs...........................      2,482        3,454
  Other accrued liabilities.............................      7,973        8,943
                                                          ---------    ---------
    Total current liabilities...........................     11,166       16,082
Long-term debt..........................................     46,086       44,666
Other liabilities.......................................     26,637       21,938
Deferred income taxes...................................      1,213        1,213
                                                          ---------    ---------
    Total liabilities...................................     85,102       83,899
                                                          ---------    ---------
Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock,
 $1,000 liquidation value:
  Authorized: 69,970 shares in 2000 and in 1999
  Issued and outstanding--none in 2000 and in 1999......        --           --
Mandatorily redeemable preferred stock, $2,000
 liquidation value:
  Authorized: 21,859 shares in 2000 and in 1999
  Issued and outstanding--17,173 shares in 2000; 19,321
  in 1999...............................................     34,346       38,642
Convertible preferred stock, $2,000 liquidation value:
  Authorized: 10,000 shares in 2000 and in 1999
  Issued and outstanding--1,125 shares in 2000; 1,885 in
  1999..................................................      2,250        3,770
Stockholders' deficit:
  Preferred stock, $1.00 par value:
    Authorized: 898,171 shares in 2000 and in 1999
    Issued and outstanding--none in 2000 and in 1999....        --           --
  Common stock, $.01 par value:
    Class A:
      Authorized: 175,000,000 shares in 2000 and in 1999
      Issued and outstanding--58,075,396 shares in 2000;
      55,941,854 in 1999................................        581          559
    Class C:
      Authorized: 50,000,000 shares in 2000 and in 1999
      Issued and outstanding-- none in 2000 and in
       1999.............................................        --           --
Other additional capital................................    421,578      415,437
Notes receivable from stockholders......................     (4,642)      (4,642)
Accumulated deficit.....................................   (480,794)    (445,001)
Accumulated other comprehensive income..................    (17,553)         141
                                                          ---------    ---------
  Total stockholders' deficit...........................    (80,830)     (33,506)
                                                          ---------    ---------
    Total liabilities, redeemable preferred stock and
     stockholders' deficit..............................  $  40,868    $  92,805
                                                          =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except share and per share data)

                                                Year Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Royalty income..........................  $    12,272  $    19,850  $    10,591
Internet revenue........................        2,869        1,851          --
                                          -----------  -----------  -----------
    Total revenue.......................       15,141       21,701       10,591
                                          -----------  -----------  -----------
Intellectual property costs.............        1,052        1,268        1,504
Internet video programming and site
 development............................       10,910        7,902          --
Research, development and engineering...          452            3          --
Selling and administrative..............       17,360       11,431        4,547
Amortization of goodwill and asset
 writedown..............................        5,412        3,328          --
                                          -----------  -----------  -----------
    Total costs and operating expenses..       35,186       23,932        6,051
                                          -----------  -----------  -----------
  Operating income (loss)...............      (20,045)      (2,231)       4,540
Interest expense........................        5,486        5,559        4,282
Amortization of debt financing costs....          350          349          316
Interest income.........................       (1,180)      (2,385)      (2,982)
Other (income) expense, net.............          224          683            3
                                          -----------  -----------  -----------
  Loss from continuing operations before
   income taxes.........................      (24,925)      (6,437)       2,921
Provision for (benefit of) income
 taxes..................................        1,262        2,010      (14,328)
                                          -----------  -----------  -----------
  Income (loss) from continuing
   operations...........................      (26,187)      (8,447)      17,249
Loss from discontinued operations (net
 of taxes of nil in 2000, 1999 and
 1998)..................................       (5,362)      (3,958)      (3,016)
Loss on disposal of discontinued
 operations (net of taxes of nil in
 2000, 1999 and 1998)...................       (6,278)         --           --
Income (loss) of business held for sale
 (net of taxes of $35, $95 and $81 in
 2000, 1999 and 1998)...................        2,034       (2,966)      (3,795)
                                          -----------  -----------  -----------
  Net income (loss).....................      (35,793)     (15,371)      10,438
Benefit from extinquishment of
 mandatorily redeemable preferred
 stock..................................        1,263          374          --
                                          -----------  -----------  -----------
  Net income (loss) applicable to common
   stockholders.........................      (34,530)     (14,997)      10,438
Other comprehensive income (loss), net
 of tax:
  Unrealized gain (loss) on marketable
   securities...........................         (141)         141          --
  Minimum pension adjustment............      (17,553)      29,631          (23)
                                          -----------  -----------  -----------
  Comprehensive income (loss)...........  $   (52,224) $    14,775  $    10,415
                                          ===========  ===========  ===========
Basic income (loss) per share:
  Income (loss) per share from
   continuing operations................  $     (0.46) $     (0.16) $      0.36
  Income (loss) per share from
   discontinued operations..............  $     (0.17) $     (0.13) $     (0.14)
  Income (loss) per share applicable to
   common stockholders..................  $     (0.61) $     (0.28) $      0.22
                                          -----------  -----------  -----------
Weighted average number of common shares
 outstanding............................   56,320,023   53,137,283   47,572,224
                                          ===========  ===========  ===========
Diluted income (loss) per share:
  Income (loss) per share from
   continuing operations................  $     (0.46) $     (0.16) $      0.32
  Income (loss) per share from
   discontinued operations..............  $     (0.17) $     (0.13) $     (0.13)
  Income (loss) per share applicable to
   common stockholders..................  $     (0.61) $     (0.28) $      0.20
                                          -----------  -----------  -----------
Weighted average number of common shares
 outstanding............................   56,320,023   53,137,283   53,280,956
                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income (loss)............................... $(35,793) $(15,371) $ 10,438
 Loss from discontinued operations...............    9,606     6,924     6,811
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
 Depreciation, amortization and accretion........    3,924     2,399       566
 Write-off investment............................    3,388     2,009       --
 Cash divested on investment write-off...........     (590)      --        --
 Loss on sale of assets..........................      155       --        --
 Foregiveness of stockholders note receivable....      --        176       176
 Reversal of prior year's tax accrual............      --        --    (15,378)
 Issuance of stock for services rendered.........      --        721       --
 Equity in loss of subsidiary prior to control...      --        686       --
 Changes in operating assets and liabilities:
  Accounts receivable............................      492        20       797
  Long-term receivables..........................      --        --          8
  Other assets...................................   (2,858)   (2,859)   (1,453)
  Accounts payable...............................     (609)      465        16
  Other accrued liabilities and income taxes
   payable.......................................   (1,830)    3,695      (730)
  Deferred income taxes..........................      --        --         (9)
  Accrued restructuring costs....................   (3,031)    3,300      (899)
  Other liabilities..............................   (1,063)   (6,724)   (3,608)
                                                  --------  --------  --------
   Net cash used in continuing operations........  (28,209)   (4,559)   (3,265)
   Net cash used in discontinued operations......   (1,664)   (5,288)   (5,446)
                                                  --------  --------  --------
   Net cash used in operating activities.........  (30,273)   (9,847)   (8,711)
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchases of short-term investments.............  (32,217) (111,738)  (84,409)
 Proceeds received on the maturity of short-term
  investments....................................   51,453   117,274    23,310
 Proceeds from the sale of short-term
  investments....................................    6,640    14,817    27,505
 Additions to property, plant and equipment......   (2,708)   (1,870)   (2,194)
 Proceeds on sale of property, plant and
  equipment......................................       41
 Purchases of long-term investments..............      --        --     (1,280)
 Investment in affiliate.........................      --        --       (400)
 Purchase of company, net of cash acquired.......      --     (5,039)     (338)
 Investments in unconsolidated companies.........   (1,443)   (2,541)      --
                                                  --------  --------  --------
   Net cash provided by (used in) continuing
    operations...................................   21,766    10,903   (37,806)
   Net cash used in discontinued operations......   (1,676)   (2,044)   (2,169)
                                                  --------  --------  --------
   Net cash provided by (used in) investing
    activities...................................   20,090     8,859   (39,975)
                                                  --------  --------  --------
Cash flows from financing activities:
 Borrowings under working capital facilities.....    1,651       752        21
 Repayments under working capital facilities.....     (507)   (1,279)      --
 Repayment of notes payable-affiliates...........      (12)      (10)       (5)
 Issuance of senior notes........................      --        --     42,680
 Debt financing costs............................      --        (20)     (583)
 Proceeds from issuance of common stock..........      346       432       136
 Proceeds from exercise of warrants..............      --        459       --
                                                  --------  --------  --------
   Net cash provided by continuing operations....    1,478       334    42,249
   Net cash provided by issuance of senior
    secured notes by discontinued operations.....    8,000       --        --
   Net cash used in discontinued operations......     (137)       (2)   (6,261)
                                                  --------  --------  --------
   Net cash provided by financing activities.....    9,741       332    35,988
                                                  --------  --------  --------
   Effects of exchange rates on discontinued
    operations...................................      228       (46)      (78)
                                                  --------  --------  --------
   Net decrease in cash and cash equivalents.....     (214)     (702)  (12,776)
Cash and cash equivalents, beginning of period...   10,598    11,300    24,076
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 10,384  $ 10,598  $ 11,300
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                For Each of the Three Years in the Period Ended
                               December 31, 2000
                                (in thousands)

                                                                                   Accumulated
                                                                           Comprehensive Income (Loss)
                                                                        ----------------------------------
                                                                        Unrealized
                      Common Stock                Notes                 Gain (Loss)              Minimum
                         Class A      Other     Receivable               on Short-  Cumulative   Pension       Total
                      ------------- Additional     from     Accumulated    Term     Translation Liability  Stockholders'
                      Shares Amount  Capital   Stockholders   Deficit   Investments Adjustment  Adjustment    Deficit
                      ------ ------ ---------- ------------ ----------- ----------- ----------- ---------- -------------
Balances, December
31, 1997............. 45,937  $459   $383,513    $(4,818)    $(440,068)      --        $ 507     $(29,608)   $(90,015)
 Net income..........    --    --         --         --         10,438       --          --           --       10,438
 Translation
 adjustments.........    --    --         --         --            --        --           71          --           71
 Minimum pension
 liability
 adjustment..........    --    --         --         --            --        --          --           (23)        (23)
 Note foregiveness...    --    --         --         176           --        --          --           --          176
 Preferred stock
 exchange, net of
 issuance costs......  3,000    30      6,043        --            --        --          --           --        6,073
 Acquisition of
 MicroNet............    720     7      1,217        --            --        --          --           --        1,224
 Fair value of
 warrants issued.....    --    --         765        --            --        --          --           --          765
 Proceeds from
 issuance of shares..     75     1        219       (176)          --        --          --           --           44
 Stock options
 exercised...........     51     1         92        --            --        --          --           --           93
                      ------  ----   --------    -------     ---------     -----       -----     --------    --------
Balances, December
31, 1998............. 49,783  $498   $391,849    $(4,818)    $(429,630)      --        $ 578     $(29,631)   $(71,154)
 Net loss............    --    --         --         --        (15,371)      --          --           --      (15,371)
 Adjustment due to
 business held for
 disposition.........    --    --         --         --            --        --         (578)         --         (578)
 Unrealized gain
 (loss) on short-term
 investments.........    --    --         --         --            --      $ 141         --           --          141
 Minimum pension
 liability
 adjustment..........    --    --         --         --            --        --          --        29,631      29,631
 Note foregiveness...    --    --         --         176           --        --          --           --          176
 Preferred stock
 converted or
 redeemed............  5,339    53     21,253        --            --        --          --           --       21,306
 Exercise of
 warrants............    204     2        457        --            --        --          --           --          459
 Issuance of shares
 for investment in
 Executive Branch
 Webcasting..........    304     3      1,449        --            --        --          --           --        1,452
 Stock options
 exercised...........    312     3        429        --            --        --          --           --          432
                      ------  ----   --------    -------     ---------     -----       -----     --------    --------
Balances, December
31, 1999............. 55,942  $559   $415,437    $(4,642)    $(445,001)    $ 141         --           --     $(33,506)
 Net loss............    --    --         --         --        (35,793)      --          --           --      (35,793)
 Unrealized gain
 (loss) on short-term
 investments.........    --    --         --         --            --       (141)        --           --         (141)
 Minimum pension
 liability
 adjustment..........    --    --         --         --            --        --          --       (17,553)    (17,553)
 Preferred stock
 converted or
 redeemed............  1,930    20      5,797        --            --        --          --           --        5,817
 Exercise of
 warrants............    --    --          23        --            --        --          --           --           23
 Stock options
 exercised...........    203     2        321        --            --        --          --           --          323
                      ------  ----   --------    -------     ---------     -----       -----     --------    --------
Balances, December
31, 2000............. 58,075  $581   $421,578    $(4,642)    $(480,794)      --          --      $(17,553)   $(80,830)
                      ======  ====   ========    =======     =========     =====       =====     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Ampex Corporation

   Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. In recent years, the Company embarked to strategically reposition itself by capitalizing on its digital imaging technology to become a major provider of Internet video programming, services and technology. In 1999, the Company consolidated its internal Internet video operations, acquisitions and strategic investments into iNEXTV Corporation ("iNEXTV" or "iNEXTV.com"), a wholly-owned subsidiary.

   iNEXTV produces and aggregates video content for syndication to popular portals and destination websites. It produces short form programming covering numerous "life style" topics, current events and entertainment. Its majority owned affiliate, Alternative Entertainment Network, Inc. ("AENTV" or "AENTV.com"), acquired in a series of step acquisitions during 1999 and 2000, produces web video programming about the entertainment industry and other "infotainment" topics. The Company has a minority interest in TV1 Internet Television, ("TV1"or "TV1.de"), one of Europe's leading webcasters. Subsequent to year-end, the Company exercised options to increase its ownership interests in AENTV and TV1. Beginning in 1999, the Company, in a series of step acquisitions, acquired a majority interest in TV onthe WEB, Inc. ("TV onthe WEB") a webcaster and video production company. In September 2000, the Company ceased funding TV onthe WEB, wrote off its remaining investment in the subsidiary and ceased to include it in the Company's Consolidated Financial Statements. The Consolidated Statement of Operations for 2000 includes the results of operations of the Company's internal Internet video operations, 100% of the results of operations of AENTV and 100% of the results of operations of TV onthe WEB through September 2000. The Consolidated Statement of Operations for 1999 includes the Company's minority share of the net loss of AENTV and TV onthe WEB for periods the Company held less than 50% of these entities and 100% of their results for periods it held a majority interest. The Company's investment in TV1 is being accounted for under the cost method.

   As of the year-end 1999, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. The Company continues to operate Data Systems as it had in the past. However, for accounting reporting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets. At the date of these financial statements, the Company has not yet entered into a contract to sell Data Systems. Upon consummation of a successful sale, the Company intends to use the proceeds for investment in iNEXTV and other Internet initiatives, as well as to retire debt.

   As of the year-end 2000, Ampex decided to discontinue the operations of MicroNet Technology, Inc. ("MicroNet"), its wholly-owned subsidiary that made high performance disk arrays and storage area network products. The operations of MicroNet have been classified as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. At December 31, 2000, the Company established a reserve for the costs of closure and to write-off its investment in MicroNet which is included in "Loss on Disposal of Discontinued Operations." As a result, there are no assets or liabilities of MicroNet included in the Consolidated Balance Sheet as of December 31, 2000. The assets or liabilities of MicroNet are included in the Consolidated Balance Sheet as of December 31, 1999.

   The Company's continuing operations consist of Ampex's intellectual property licensing department, its Internet Technology Group ("ITG") and its subsidiary, iNEXTV.

 Liquidity and Going Concern Considerations

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and requires additional capital to meet its

                               AMPEX CORPORATION
obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The Company has incurred operating losses for the years 2000 and 1999, working capital has declined substantially from December 31, 1999 to December 31, 2000, and has incurred negative cash flow from operations. The Company has experienced a substantial reduction in its cash and marketable securities which declined to $15.4 million at December 31, 2000. In November 2000, Data Systems issued Senior Secured Notes providing net proceeds of approximately $8 million, which are included in the above amount and are being used to fund the Company's short-term working capital requirements, pending a future sale of Data Systems. The Notes are secured by certain assets of the Company and Data Systems and are due on the earlier of May 31, 2001 or the divestiture of Data Systems. Ampex is negotiating a sale and leaseback of certain real estate and would use the proceeds from the transaction to repay the Notes. The Company believes that the expected proceeds of the sale of Data Systems, together with cash and marketable securities on hand and ongoing royalty income, will be sufficient to fund its cash requirements for operations, working capital, capital expenditures and debt service through at least 2001. In the event the planned sale of Data Systems is not consummated, the Company believes that it will be required to raise additional capital in order to continue to carry out its current business strategy. No assurance can be given that the Company would be successful in raising any additional funds, or as to the terms of any securities that might be issued or arrangements that might be entered into.

Note 2--Summary of Significant Accounting Policies

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

 Short-term and Long-term Investments

   The Company's investments are comprised primarily of debt securities and consist of highly liquid U.S. Treasury instruments, investments in high yield mutual funds and U.S. corporate securities. All investments are classified as available for sale. Investments with remaining maturities of less than 12 months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than 12 months from the balance sheet date are classified as long-term assets. Unrealized gains and losses, if material,

                               AMPEX CORPORATION
are reported net of tax as a separate component of stockholders' equity under accumulated comprehensive income until realized. Realized gains and losses, if any, are determined using the specific identification method.

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

 Intangible Assets

   The net book value of goodwill associated with acquisitions was $0.2 million and $9.8 million at December 31, 2000 and December 31, 1999, respectively. Goodwill is being amortized on a straight-line basis and is included within the Consolidated Balance Sheets caption intangible assets, net. In the second quarter of 2000, the Company changed the expected life of goodwill of the acquired Internet businesses from three years to two years, given the rapid changes affecting the Internet and to conform to other Internet content companies. Goodwill resulting from the acquisition of MicroNet had been written off over five years. During 2000, the Company wrote off its remaining investment in MicroNet and TV onthe WEB, including all remaining unamortized goodwill of those acquired businesses. The Company regularly reviews the carrying value of intangible assets and writes down the carrying value of long-lived assets to the extent estimated future undiscounted operating cash flows are not sufficient to recover the carrying value of these assets over their remaining useful life.

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

                               AMPEX CORPORATION

 Website Development and Content Production Costs

   Internet video programming costs consist of the costs related to developing, producing, encoding and distributing the Company's original programs over the Internet. Programming costs are capitalized if projected revenues related to the content exceed the estimated total cost of the programming. Capitalized programming costs are amortized over the expected period that revenue is to be recognized. Otherwise programming costs are expensed as incurred. In the opinion of management, pending receipt of significant Internet revenues, all website development is in the preliminary project stage. Accordingly, the Company has expensed all website development costs as incurred.

 Research, Development and Engineering

   Research, development and engineering of products and services for the Internet is conducted by the Internet Technology Group. Costs are expensed as incurred and amounted to $0.5 million in 2000. Research, development and engineering expenses in 1999 and 1998 were negligible.

 Advertising Costs

   The Company expenses advertising costs as incurred. The costs incurred were $2.0 million and $1.0 million in 2000 and 1999, respectively. There were no advertising costs in 1998.

 Income Taxes

   The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 22.

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

 Fiscal Year

   The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 2000, 1999 and 1998 were 52-week years.

 Comprehensive Income (Loss)

   Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented on the accompanying

                               AMPEX CORPORATION

Consolidated Balance Sheets, consists of the net unrealized gains (losses) on available-for-sale securities, net of tax, cumulative translation adjustments, net of tax, and the minimum pension adjustment.

 Income (Loss) Per Common Share

   Basic income (loss) per common share is computed by dividing net income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period.

 Stock Options

   The Company accounts for stock-based awards to employees in accordance with APB No. 25 ("APB 25"), Accounting for Stock Issued to Employees and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. See Note 18.

 Fair Value of Financial Instruments

   For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company's Senior Notes have been valued at approximately par value at December 31, 2000 and December 31, 1999 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate fair value for note payable-other, as no market for such instruments currently exists. See
Note 13.

 Recent Pronouncements

   In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B, Second Amendment: Revenue Recognition in Financial Statements ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 has not had a material impact on the Company's financial position and results of operations.

Note 3--Acquisition of Companies

   During 1999, the Company acquired in step acquisitions a majority interest in AENTV and TV onthe WEB. The Company allocated the purchase price to the acquired assets and assumed liabilities of TV onthe WEB and AENTV as follows:

                                                            AENTV   TV onthe WEB
                                                            ------  ------------
                                                              (in thousands)
   Current assets.......................................... $2,786    $ 5,320
   Plant and equipment.....................................    791        600
   Goodwill................................................    238      6,655
   Current liabilities.....................................    (95)    (3,198)
   Long-term debt..........................................    --      (1,458)

                               AMPEX CORPORATION

   The following table presents unaudited pro forma information as if the Company had acquired its majority interest in these companies as of the beginning of 1999. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had the companies been a combined company during all of 1999.

   The pro forma results include the effects of the purchase price allocation on amortization of acquired intangible assets and compensation expense for stock of TV onthe WEB issued to founding stockholders for services rendered.

                                                           December 31, 1999
                                                         ---------------------
                                                         (in thousands, except
                                                          per share amounts)
   Net sales............................................       $ 22,674
                                                               ========
   Net income (loss)....................................       $(24,855)
                                                               ========
   Basic income (loss) per share:
     Income (loss) per share............................       $  (0.47)
                                                               ========
     Weighted average number of common shares
      outstanding.......................................         53,137
                                                               ========
   Diluted income (loss) per share:
     Income (loss) per share............................       $  (0.47)
                                                               ========
     Weighted average number of common shares
      outstanding.......................................         53,137
                                                               ========

Note 4--Business Held for Sale

   In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. Revenues of this segment totaled $47.9 million, $51.6 million and $57.8 million in 2000, 1999 and 1998, respectively. Total costs and operating expenses of this segment totaled $45.6 million, $54.9 million and $62.2 million in 2000, 1999 and 1998, respectively. Other (income) expense of this segment totaled $0.1 million, $(0.2) million and $(0.5) million in 2000, 1999 and 1998, respectively. Ampex continues to seek a buyer for the Data Systems business.


   A summary of the assets and liabilities of Data Systems is as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
   Current assets........................................... $ 26,040  $ 25,510
   Property, plant and equipment, net.......................    6,010     6,796
   Other assets.............................................      159       134
   Current liabilities......................................  (19,302)  (13,097)
   Other liabilities........................................     (552)     (734)
   Other....................................................     (695)     (881)
                                                             --------  --------
   Net assets of segment to be sold......................... $ 11,660  $ 17,728
                                                             ========  ========

                               AMPEX CORPORATION

Note 5--Discontinued Operation

   As of the year-end 2000, the Board of Directors of the Company authorized management to close MicroNet and to establish a reserve for the costs of closure and to write-off its investment. Revenues of this segment totaled $12.0 million, $10.9 million and $5.5 million in 2000, 1999 and 1998, respectively. Total costs and operating expenses of this segment totaled $17.4 million, $14.9 million and $8.5 million in 2000, 1999 and 1998, respectively. Management is attempting to liquidate MicroNet's assets and plans to distribute the proceeds in satisfaction of its liabilities. The Loss on Disposal of Discontinued Operations in 2000 primarily consists of the write-off of the Company's remaining investment in MicroNet, including the write-off of unamortized goodwill of $3.6 million. The Consolidated Balance Sheet as of December 31, 2000 did not include any assets or liabilities of MicroNet, whereas, the Consolidated Balance Sheet as of December 31, 1999 included assets and liabilities of MicroNet:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ---------------
                                                                (in thousands)
   Current assets.............................................. $  --  $  3,183
   Property, plant and equipment, net..........................    --       503
   Other assets................................................    --     4,319
   Current liabilities.........................................    --    (1,942)
   Other liabilities...........................................    --       (47)
                                                                ------ --------
   Net assets.................................................. $  --  $  6,016
                                                                ====== ========

Note 6--Asset Writedowns

   In September 2000, the Company elected to cease funding the operations of TV onthe WEB. Accordingly, the Company provided a reserve to write-off its remaining investment in the subsidiary and for estimated future costs to be incurred. The Company ceased to include the results of TV onthe WEB in its consolidated financial statements in periods subsequent to the third quarter of 2000. The following operating results of TV on the WEB are included in the Company's Consolidated Statements of Operations in 2000 and 1999:

                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
                                                                 (in thousands)
   Revenues..................................................... $ 2,673 $1,884
   Internet video programming and site development..............   3,427  2,079
   Selling and administrative...................................   2,942  3,771
   Amortization of goodwill and asset writedown.................   4,974  1,280
                                                                 ------- ------
   Total costs and operating expenses........................... $11,343 $7,130
                                                                 ------- ------
   Operating loss............................................... $ 8,670 $5,246
                                                                 ======= ======

                               AMPEX CORPORATION

   A summary of the assets and liabilities of TV onthe WEB included in the Consolidated Balance Sheets at December 31, 2000 and 1999 is as follows:

                                                                  December 31,
                                                                  -------------
                                                                  2000   1999
                                                                  ----- -------
                                                                       (in
                                                                   thousands)
   Current assets................................................ $ --  $ 1,647
   Property, plant and equipment, net............................   --      879
   Goodwill......................................................   --    5,361
   Current liabilities...........................................   --   (2,922)
   Other liabilities.............................................   --     (384)

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

Note 7--Computation of Basic and Diluted Income (Loss) per Share

   In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Numerator
  Income (loss) from continuing operations........ $(26,187) $ (8,447) $17,249
                                                   ========  ========  =======
  Net income (loss) applicable to common
   stockholders................................... $(34,530) $(14,997) $10,438
                                                   ========  ========  =======
Denominator--Basic
  Weighted average common stock outstanding.......   56,320    53,137   47,572
                                                   --------  --------  -------
Basic income (loss) per share from continuing
 operations....................................... $  (0.46) $  (0.16) $  0.36
                                                   ========  ========  =======
Basic income (loss) per share..................... $  (0.61) $  (0.28) $  0.22
                                                   ========  ========  =======
Denominator--Diluted
  Weighted average common stock outstanding.......   56,320    53,137   47,572
  Effect of dilutive securities:
    Stock options.................................      --        --       154
    Contingent shares.............................      --        --       370
    Conversion of redeemable preferred stock......      --        --     5,185
                                                   --------  --------  -------
                                                     56,320    53,137   53,281
                                                   --------  --------  -------
Diluted income (loss) per share from continuing
 operations....................................... $  (0.46) $  (0.16) $  0.32
                                                   ========  ========  =======
Diluted income (loss) per share................... $  (0.61) $  (0.28) $  0.20
                                                   ========  ========  =======

   In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock from escrow in November 2000 subsequent to the resolution of certain contingencies. These shares have been

                               AMPEX CORPORATION
included in the computation of basic and diluted weighted average common stock outstanding from the issue date and in diluted weighted average common stock outstanding prior to the issue date in periods when their inclusion is dilutive.

   In the second quarter of 1998, the Company redeemed its 8% Noncumulative Preferred Stock by issuing 3,000,000 shares of Common Stock, $20 million face amount of Convertible Preferred Stock and $43.7 million face amount of Redeemable Preferred Stock. The 3,000,000 shares of Common Stock have been included in the computation of weighted average common stock outstanding since their issue date. In 1998, 5,000,000 shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and 5,000,000 shares of Common Stock potentially issuable on redemption of the Redeemable Preferred Stock, based on the Company's policy to make redemptions part in cash and part in stock, have been included in the computation of diluted weighted average common stock outstanding. In 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock and 2,148 shares of Redeemable Preferred Stock were redeemed into 1,549,500 shares of Common Stock which are included in the weighted average common stock outstanding from the date of exchange. In 1999, holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock and 2,538 shares of Redeemable Preferred Stock were redeemed into 1,282,200 shares of Common Stock which are included in the weighted average common stock outstanding from the date of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding in 2000 and 1999, since they are anti-dilutive. If the Company was to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 14,300,900 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation.

   Stock options to purchase 3,517,511 shares of Common Stock at prices ranging from $0.4375 to $6.00 per share were outstanding at December 31, 2000, but were not included in the computation of diluted income (loss) per share because they are anti-dilutive.

   Stock options to purchase 3,175,134 shares of Common Stock at prices ranging from $1.06 to $6.00 per share were outstanding at December 31, 1999, but were not included in the computation of diluted income (loss) per share because they are anti-dilutive.

   Stock options to purchase 2,384,477 shares of Common Stock at prices ranging from $1.0625 to $10.50 per share were outstanding at December 31, 1998, but were not included in the computation of diluted income (loss) per share because the exercise price was greater than the average market value of the common shares.

   In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 13. The Warrants were not included in the computation of diluted weighted average common stock outstanding at December 31, 1998 because the exercise price was greater than the average market value of the common shares. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding from the date of issuance. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at December 31, 2000 and December 31, 1999, respectively, as they are anti-dilutive.

                               AMPEX CORPORATION

Note 8--Supplemental Schedule of Cash Flow Information

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------  --------  --------
                                                        (in thousands)
   Interest paid.................................. $ 5,325  $  5,331  $  3,329
   Income taxes paid..............................   1,259     2,031     1,113
   Debt financing costs...........................     --        --      1,320
   Warrants.......................................     (23)     (459)      765
   Common stock issued for MicroNet acquisition...     --        --      1,224
   Common stock issued for EBWC acquisition.......     --        731       --
   Common stock issued for services rendered......     --        721       --
   Redeemable nonconvertible preferred stock......     --        --    (69,970)
   Preferred stock issuance (redemptions).........  (4,296)   (5,076)   43,718
   Preferred stock issuance (conversions).........  (1,520)  (16,230)   20,000

Note 9--Investments

   The carrying and market value of investments are as follows at December 31, 2000 and 1999:

                                      Available-for-Sale December 31, 2000
                                   ------------------------------------------
                                   Carrying Unrealized  Fair     Scheduled
                                    Value     Gains     Value  Maturity Date
                                   -------- ---------- ------- --------------
                                                 (in thousands)
   U.S. government and agency
    obligations................... $ 4,998    $ --     $ 4,998 Feb. 2001
   High yield mutual funds........      13      --          13
                                   -------    -----    -------
     Total........................ $ 5,011    $ --     $ 5,011
                                   -------    -----    -------
   Due within 1 year.............. $ 5,011
                                      Available-for-Sale December 31, 1999
                                   ------------------------------------------
                                   Carrying Unrealized  Fair     Scheduled
                                    Value     Gains     Value  Maturity Date
                                   -------- ---------- ------- --------------
                                                 (in thousands)
   U.S. government and agency
    obligations................... $26,759    $ --     $26,759 Jan.-Mar. 2000
   Certificate of deposits........   1,001      --       1,001 Mar. 2000
   High yield mutual funds........   3,166      141      3,307
                                   -------    -----    -------
     Total........................ $30,926    $ 141    $31,067
                                   -------    -----    -------
   Due within 1 year.............. $31,067

   U.S. corporate securities are reported as other assets.

Note 10--Inventories

                                                                   December 31,
                                                                  --------------
                                                                   2000   1999
                                                                  --------------
                                                                  (in thousands)
   Raw materials................................................. $  --  $   313
   Work in process...............................................    --       57
   Finished goods................................................    --    1,891
                                                                  ------ -------
     Total....................................................... $  --  $ 2,261
                                                                  ====== =======

                               AMPEX CORPORATION

   At December 31, 2000 and December 31, 1999, inventories associated with Data Systems have been reported in "Net Assets of Business Held for Sale." At December 31, 2000, inventories associated with MicroNet has been excluded from the Consolidated Balance Sheet in conjunction with the decision to dispose of this segment. Inventories are stated net of reserves for obsolete and slow-moving items of $1.8 million at December 31, 1999. Inventory disposals, which had previously been fully reserved totaled $1.6 million, during 1999.

Note 11--Property, Plant and Equipment

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Buildings and improvements................................. $ 3,995  $ 2,727
   Furniture, fixtures and equipment..........................   3,055    4,738
                                                               -------  -------
                                                                 7,050    7,465
   Less accumulated depreciation..............................  (1,833)  (2,102)
                                                               -------  -------
     Total.................................................... $ 5,217  $ 5,363
                                                               =======  =======

   At December 31, 2000 and December 31, 1999, property, plant and equipment associated with Data Systems have been reported in "Net Assets of Business Held for Sale." At December 31, 2000, property, plant and equipment associated with MicroNet have been excluded from the Consolidated Balance Sheet in conjunction with the decision to dispose of this segment. Depreciation charged to operations was $1.5 million, $0.7 million and $0.1 million in 2000, 1999 and 1998, respectively. During the year, the Company retired fixed assets with a gross book value of $2.4 million.

Note 12--Other Accrued Liabilities

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Compensation and employee benefits.......................... $ 1,393 $ 3,119
   Pension.....................................................   2,940   1,950
   Interest payable............................................   1,567   1,567
   Warranty and other product costs............................     --      256
   Capital lease...............................................     314     179
   Environmental...............................................     250      80
   Other.......................................................   1,509   1,792
                                                                ------- -------
     Total..................................................... $ 7,973 $ 8,943
                                                                ======= =======

   At December 31, 2000 and December 31, 1999, other accrued liabilities of Data Systems have been reported in "Net Assets of Business Held for Sale." At December 31, 2000, other accrued liabilities associated with MicroNet have been excluded from the Consolidated Balance Sheet in conjunction with the decision to dispose of this segment.

                               AMPEX CORPORATION

Note 13--Debt

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Notes Payable

   TV onthe WEB notes payable to selling stockholders of
    affiliate................................................  $   --   $   934
   Data Systems senior secured notes.........................    8,000      --
   Liability included in net assets of business held for
    sale.....................................................   (8,000)     --
   Note payable--other.......................................      157      169
                                                               -------  -------
     Total...................................................  $   157  $ 1,103
                                                               =======  =======
   Long-term Debt

   Working capital facilities................................  $ 2,403  $   752
   TV onthe WEB notes payable to selling stockholders of
    affiliate................................................      --        31
   TV onthe WEB notes payable--capital lease.................      --       353
   Senior notes..............................................   43,683   43,530
                                                               -------  -------
     Total...................................................  $46,086  $44,666
                                                               =======  =======

 TV on the WEB Notes Payable to Selling Stockholders of Affiliate

   In connection with the Company's investment in TV onthe WEB, the selling stockholders of the predecessor business were issued cash and notes by TV onthe WEB and guaranteed by iNEXTV as consideration for the purchase of the common stock of the predecessor business. The Notes are payable in quarterly installments, with final payment due in 2001. The Notes bear interest at a rate of seven percent per annum.

 Data Systems Senior Secured Notes

   In November 2000, Data Systems issued Senior Secured Notes providing net proceeds of approximately $8 million, which are included in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheet at December 31, 2000. The Senior Secured Notes are due the earlier of May 31, 2001 or the date Data Systems is sold, accrete ratably from $8 million to $8.9 million from November 7, 2000 to May 31, 2001 and are secured by certain assets of the Company and Data Systems.

 Note Payable--Other

   The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at December 31, 2000 of $0.2 million is expected to be paid or converted into shares of Common Stock in 2001.

 Working Capital Facilities

   Ampex has a revolving credit line with a domestic financial institution to finance working capital requirements. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. Average borrowings under these agreements during both 2000 and 1999 were less than $0.1 million at an average interest rate of 9.8% and 8.9%, respectively. Maximum borrowings outstanding at any time during 2000 and 1999 were $2.4 million and $1.0 million, respectively. At December 31, 2000, the

                               AMPEX CORPORATION

Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 1999, the Company had borrowings outstanding of $0.8 million and had letters of credit issued against the facility totaling $1.1 million. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company.

 TV onthe WEB Notes Payable--Capital Lease

   TV onthe WEB had obligations under a number of capital leases for office equipment and company vehicles, which were terminated in 2000.

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

 Noncurrent Maturities of Long-term Debt

   The following table summarizes the scheduled noncurrent maturities of the Company's long-term debt as of December 31, 2000, for years subsequent to 2001:

      Year
      ----                                                        (in thousands)
      2003.......................................................    $44,000

Note 14--Other Liabilities

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Pension..................................................... $13,535 $ 1,681
   Reserve for tax liabilities.................................  11,614  11,614
   Other postemployment benefits...............................     236   6,637
   Environmental...............................................   1,020   1,552
   Other.......................................................     232     454
                                                                ------- -------
     Total..................................................... $26,637 $21,938
                                                                ======= =======

   At December 31, 2000 and December 31, 1999, other liabilities associated with Data Systems have been reported in "Net Assets of Business Held for Sale."

                               AMPEX CORPORATION

Note 15--Commitments and Contingencies

 Leases

   The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 2000 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

      Year
      ----                                                        (in thousands)
      2001.......................................................    $ 2,079
      2002.......................................................      1,795
      2003.......................................................      1,683
      2004.......................................................      1,290
      2005.......................................................      1,053
      Thereafter.................................................      2,413
                                                                     -------
                                                                     $10,313
                                                                     =======

   Total rent expense for all operating leases was $2.3 million, $1.7 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000:

      Year
      ----                                                        (in thousands)
      2001.......................................................     $ 17
      2002.......................................................       17
      2003.......................................................       17
      2004.......................................................       10
                                                                      ----
      Net minimum lease payments.................................       61
      Less amount representing interest..........................      (14)
                                                                      ----
      Present value of net minimum lease payments................     $ 47
                                                                      ====

   The gross book value and accumulated depreciation of capital leases at December 31, 2000 was $66 thousand and $17 thousand, respectively.

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

   On January 7, 2000, a suit was filed against the Company and others by Information Super Station ("ISS"), the majority stockholder of EBWC, in which the Company's Internet subsidiary, iNEXTV, held a minority interest. On February 1, 2000, the Company filed suit against ISS and others under the Federal securities laws seeking contract recission and damages in connection with activities related to the Company's investment. Both of these lawsuits were settled in July 2000, and all pending litigation between the parties was dismissed with prejudice. As part of the settlement, the Company made a cash payment and amended the vesting provisions with respect to warrants to purchase 100,000 shares of Common Stock at a price of

                               AMPEX CORPORATION

$3.90 per share. The warrants expire if unexercised in June 2001. The cost of the settlement is recorded in other (income) expense, net in the Consolidated Statements of Operations.

   In response to a lawsuit filed by the Company against Mitsubishi Electric Corporation and Mitsubishi Electric America Inc. ("Mitsubishi"), which has been resolved as previously reported, Mitsubishi filed a lawsuit against Ampex, alleging patent infringement by certain Ampex video and data recorder products. In 1997, the U.S. District Court for the Central District of California determined that Ampex has no liability to Mitsubishi patents, and Mitsubishi appealed to the Court of Appeals for the Federal Circuit. On August 30, 1999, the Court of Appeals affirmed the judgment in favor of Ampex and subsequently denied Mitsubishi's request for reconsideration. During the year, Mitsubishi filed a petition for certiorari to the Supreme Court of the United States, and the Court ruled denying the petition. No further appeal is possible.

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

 Guarantees

   The Company has certain arrangements with banks primarily to facilitate the issuance of performance guarantees or letters of credit. At December 31, 2000 and 1999, the Company was contingently liable for $9.4 million and $1.2 million, respectively, of general performance guarantees and letters of credit.

   In November 2000, Data Systems issued Senior Secured Notes providing net proceeds of approximately $8 million, which are included in the above amount at December 31, 2000. The Notes are secured by certain assets of the Company and Data Systems and are due on the earlier of May 31, 2001 or the divestiture of Data Systems.

Note 16--Preferred Stock

   Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock, leaving 1,125 shares of Convertible Preferred Stock outstanding. In 1999,

                               AMPEX CORPORATION
holders of 8,115 shares of Convertible Preferred Stock converted their holdings into 4,057,500 shares of Common Stock. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In 2000, the Company issued 1,549,479 shares of its Common Stock to satisfy the quarterly redemption requirements. In 1999, the Company issued 1,242,245 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $6.4 million face amount of Convertible and Redeemable Preferred Stock over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2001. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

   The 3,500 shares of MicroNet Redeemable Junior Preferred Stock had a liquidation value of $5.0 million and were to be redeemed out of a percentage of earnings of MicroNet beginning in fiscal 1999. No redemption payments have been made because MicroNet has reported losses since its date of acquisition. Due to the contingent nature of the redemption provision, no value has been ascribed to the MicroNet Redeemable Junior Preferred Stock in determination of the purchase price at the acquisition date in 1998. In November 2000, 2,565 shares of the MicroNet Redeemable Junior Preferred Stock were distributed to the seller by the escrow agent with the balance of 935 shares returned to MicroNet and cancelled.

Note 17--Related Party Transactions

   During 1998 and prior years, the Company received notes for the purchase of Common Stock by an affiliated company in the principal amount of $5.3 million. The notes bear annual interest at 5.69% to 7.96% and are collateralized by the purchased shares.

   In June 1996, the Company received a partial payment on the notes outstanding of $0.3 million.

   During 1998, the Company modified the final maturity date of the note originally issued in 1996 to October 15, 2008. In 1998 and 1999, the Company cancelled $0.4 million of the principal amount of the note. In certain circumstances when the stock price exceeds $7.00 per share, the unpaid principal balance of the note shall thereupon be reduced to $440,000. Accrued interest on the unpaid principal amount of the note during the term of the note will be forgiven subject to certain stipulated employment issues.

   During 1999, the Company extended the maturity date of the remaining notes originally issued in 1995, 1997 and 1998 through 2008.

Note 18--Common Stock, Stock Options and Warrants

   The Company's authorized capital stock consists of Class A Common Stock ("Class A Stock"), Class C Common Stock ("Class C Stock", and collectively with Class A Stock, the "Common Stock") and Preferred Stock. Shares of Class C Stock and Preferred Stock are generally nonvoting except in circumstances specified

                               AMPEX CORPORATION
in the Company's charter documents or as otherwise required by applicable corporate law. Accordingly, holders of Class A Stock are generally the only stockholders with voting rights. Each share of Class C Stock converts into one share of Class A Stock automatically following transfer unless otherwise elected by the transferee.

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

   At December 31, 2000, there were 3,517,511 options outstanding, including 1,772,372 vested options. The exercise prices range from $0.4375 to $6.00 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

                                                                          Weighted
                           Shares                             Aggregate   Average
                         Available   Number of    Price per   Exercise    Exercise
                         for Grant    Options       Share       Price      Price
                         ----------  ----------  ----------- -----------  --------
Balances, December 31,
 1997...................  1,360,045   2,309,865  $1.50-10.50 $ 7,146,916   $3.09
  Granted............... (1,954,600)  1,954,600   1.06- 2.94   2,649,069    1.36
  Canceled..............  1,870,648  (1,870,648)  1.50- 2.38  (6,282,617)   3.36
  Exercised.............        --      (50,840)  1.50-10.50     (92,010)   1.81
                         ----------  ----------  ----------- -----------   -----
Balances, December 31,
 1998...................  1,276,093   2,342,977  $1.06-10.50 $ 3,421,358   $1.46
  Authorized............  4,000,000         --           --          --      --
  Granted............... (1,298,850)  1,298,850   2.13- 5.88   4,696,869    3.62
  Canceled..............    154,977    (154,977)  1.06-10.50    (620,292)   4.00
  Exercised.............        --     (311,716)  1.06- 3.75    (406,674)   1.30
                         ----------  ----------  ----------- -----------   -----
Balances, December 31,
 1999...................  4,132,220   3,175,134  $1.06- 6.00 $ 7,091,261   $2.23
  Granted............... (1,337,200)  1,337,200  0.438- 3.88   2,594,953    1.94
  Canceled..............    790,760    (790,760)  1.06- 5.88  (2,150,438)   2.72
  Exercised.............        --     (204,063)  1.06- 1.50    (219,748)   1.08
                         ----------  ----------  ----------- -----------   -----
Balances, December 31,
 2000...................  3,585,780   3,517,511  $0.438-6.00 $ 7,316,028   $2.08
                         ==========  ==========  =========== ===========   =====

   For the years ended December 31, 2000, 1999 and 1998, the weighted average fair value of options granted was $1.24, $2.10 and $0.65 per share, respectively.

   At both December 31, 2000 and 1999 there were 816,000 Warrants outstanding and at December 31, 1998, there were 1,020,000 Warrants outstanding exercisable at $2.25 per share, to provide a like number of shares of Common Stock.

                               AMPEX CORPORATION

   The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                                                           Options Currently
                 Options Outstanding                          Exercisable
   ----------------------------------------------------  -----------------------
                                 Weighted
                                 Average      Weighted                 Weighted
                                Remaining     Average                  Average
    Exercise       Number      Contractual    Exercise     Number      Exercise
     Prices      Outstanding   Life (Years)    Price     Exercisable    Price
   -----------   -----------   ------------   --------   -----------   --------
   $0.43-$1.50    1,468,546        3.80        $1.22      1,309,218     $1.25
   $1.56-$3.75    1,646,852        2.03         2.27        304,424      2.83
   $3.87-$6.00      402,113        1.59         4.45        158,730      4.54
                  ---------        ----        -----      ---------     -----
                  3,517,511        2.72        $2.08      1,772,372     $1.82
                  =========        ====        =====      =========     =====

   The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
   Expected life (years).......................   1.0-3.5    1.0-3.5    1.5-3.5
                                                =========  =========  =========
   Risk-free interest rate..................... 5.46-6.60% 4.59-6.59%  4.4-5.65%
                                                =========  =========  =========
   Expected volatility......................... 1.03-1.25   0.95-1.5  0.75-1.22
                                                =========  =========  =========
   Expected dividend yield.....................       --         --         --
                                                =========  =========  =========

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

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
                                                       (in thousands)
   Net income (loss) applicable to common
    stockholders:
     As reported................................. $(34,530) $(14,997) $10,438
                                                  --------  --------  -------
     Pro forma................................... $(35,867) $(17,790) $ 8,231
                                                  ========  ========  =======
   Basic income (loss) per share:
     As reported................................. $  (0.61) $  (0.28) $  0.22
                                                  --------  --------  -------
     Pro forma................................... $  (0.64) $  (0.33) $  0.17
                                                  ========  ========  =======
   Diluted income (loss) per share:
     As reported................................. $  (0.61) $  (0.28) $  0.20
                                                  --------  --------  -------
     Pro forma................................... $  (0.64) $  (0.33) $  0.15
                                                  ========  ========  =======

   These proforma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

                               AMPEX CORPORATION

Note 19--Pension Plans

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

   Pension expense for the domestic plan in 2000, 1999 and 1998 consisted of the following:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (in thousands)
   Interest on projected benefit obligation...... $ 12,398  $ 11,744  $ 11,217
   Expected return on assets.....................  (14,145)  (13,006)  (12,403)
   Recognized actuarial loss (gain)..............      --      2,083       401
                                                  --------  --------  --------
     Net periodic pension cost (benefit)......... $ (1,747) $    821  $   (785)
                                                  ========  ========  ========

   The domestic plan funded status and amounts included in the consolidated balance sheets are as follows:

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (in thousands)
   Actuarial present value of benefits:
     Vested and total accumulated benefits............... $ 165,752  $ 164,747
                                                          =========  =========
   Projected benefit obligation.......................... $(165,752) $(164,747)
   Less: plan assets at fair value.......................   157,722    175,803
                                                          ---------  ---------
                                                             (8,030)    11,056
   Unrecognized net loss.................................       --      (5,485)
                                                          ---------  ---------
   Prepaid (accrued) pension cost........................ $  (8,030) $   5,571
                                                          =========  =========

   The Company remains the plan sponsor of a pension plan ("Media Plan") although it disposed of the company ("Media") in November 1995. Media is contractually required to provide funding for its obligations under the plan, but if it fails to do so, the Company will be required to make any required termination liability payments. As of December 31, 2000, the Company's consolidated balance sheets included $0.4 million in "other assets" for certain payments due from the Media Plan. The Media Plan's projected benefit obligation and plan assets at fair value at December 31, 2000, were approximately $42.5 million and $42.4 million, respectively.

                               AMPEX CORPORATION

   The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
   Change in benefit obligation:
     Benefit obligation at the beginning of the year........ $164,747  $187,209
     Interest cost..........................................   12,398    11,744
     Actuarial gain (loss)..................................    2,000   (21,230)
     Benefits paid..........................................  (13,393)  (12,976)
                                                             --------  --------
     Benefit obligation at the end of the year.............. $165,752  $164,747
                                                             ========  ========
   Change in plan assets:
     Plan assets at the beginning of the year............... $175,803  $157,578
     Actual return on plan assets...........................   (8,640)   26,122
     Company contributions..................................    3,952     5,079
     Benefits paid..........................................  (13,393)  (12,976)
                                                             --------  --------
     Plan assets at the end of the year..................... $157,722  $175,803
                                                             ========  ========
     Funded status.......................................... $ (8,030) $ 11,056
     Unrecognized net actuarial loss (gain).................   19,655    (5,130)
                                                             --------  --------
     Prepaid (accrued) benefit cost......................... $ 11,625  $  5,926
                                                             ========  ========

   Actuarial assumptions as of December 31, 2000 and 1999 are as follows:

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Assumed discount rate........................................   7.75%   7.75%
   Rate of compensation increase................................    N/A     N/A
   Expected long-term rate of return............................    9.0%    9.0%

   Assets of the domestic pension plan are invested in directed trusts. At December 31, 2000 and 1999, assets of the directed trusts were primarily invested in U.S. government obligations, corporate stocks and bonds and units of common investment funds consisting of short-term interest bearing instruments and common stock.

   In accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, the Company has recorded an additional minimum pension liability for the underfunded plan of $17.6 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2000. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders' deficit. For 2000 and 1998, stockholders' deficit was charged $17.6 million and $0.02 million, respectively. At December 31, 1999, the Company recorded a deferred pension asset of $5.6 million representing the excess of the fair value of plan assets less the unrecognized net actuarial gain over the accumulated benefit obligation.

                               AMPEX CORPORATION

   The components of foreign pension expense were as follows:

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                              2000  1999   1998
                                                              ----- -----  ----
                                                               (in thousands)
   Service cost.............................................. $ --  $ --   $ 47
   Interest cost.............................................   120   118   115
   FAS 88 income.............................................   --   (207)  --
   Amortization and deferral.................................   --    --     11
                                                              ----- -----  ----
     Net periodic pension cost (benefit)..................... $ 120 $ (89) $173
                                                              ===== =====  ====

   The reconciliation of the funded status of the foreign plans is as follows:

                                                 December 31,
                                -----------------------------------------------
                                         2000                    1999
                                    Plans in Which          Plans in Which
                                ----------------------- -----------------------
                                  Assets    Accumulated   Assets    Accumulated
                                  Exceed     Benefits     Exceed     Benefits
                                Accumulated   Exceed    Accumulated   Exceed
                                 Benefits     Assets     Benefits     Assets
                                ----------- ----------- ----------- -----------
                                                (in thousands)
Actuarial present value of
 benefits:
  Vested and total accumulated
   benefits...................     $ --       $ 1,880      $ --       $ 1,777
                                   =====      =======      =====      =======
Projected benefit obligation..     $ --       $(1,880)     $ --       $(1,777)
Remaining unrecognized
 transition net (asset)
 obligation...................       --           144        --            (7)
                                   -----      -------      -----      -------
Prepaid (accrued) pension
 cost.........................     $ --       $(1,736)     $ --       $(1,784)
                                   =====      =======      =====      =======

   The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to less than $0.1 million for each year ended December 31, 2000, 1999 and 1998, respectively.

Note 20--Royalty Income

   In 1999 and 1998, the Company received and recognized payments attributable to the settlement of patent litigation and other negotiated settlements related to prior years' sales of products by licensees. Such payments amounted to $6.7 million and $2.0 million in 1999 and 1998, respectively. The royalties for 2000 and the balance of royalties earned in 1999 and 1998 represents royalties for product shipments in the current period.

                               AMPEX CORPORATION

Note 21--Restructuring Charges (Credits)

   Restructuring charges (credits) for the years ended December 31, 2000, 1999 and 1998 are included in the "Loss on Disposal of Discontinued Operations" and "Income (Loss) of Business Held for Sale" and consist of the following:

                                                       Year Ended December
                                                               31,
                                                      -----------------------
                                                       2000   1999     1998
                                                      ------ -------  -------
                                                          (in thousands)
   Provisions for vacated lease obligations.......... $  --  $(3,827) $(1,200)
   Write-down of property, plant and equipment.......    --      440      400
   Provisions for employee separation costs..........    --    2,545    2,747
   Provisions for relocation.........................    --      301      579
   Costs associated with closure of MicroNet.........  2,059     --       --
   Costs associated with closure of foreign
    subsidiaries.....................................    --    1,462      --
                                                      ------ -------  -------
                                                      $2,059 $   921  $ 2,526
                                                      ====== =======  =======

   As of the year-end 2000, Ampex decided to discontinue the operations of MicroNet. The Company established a reserve for the costs of closure, which is included in "Loss on Disposal of Discontinued Operations" on the Consolidated Statement of Operations and recorded $2.1 million as part of the "Accrued Restructuring Costs" on the Consolidated Balance Sheet. Closing costs included $0.4 million associated with the elimination of approximately 52 U.S. positions in engineering, manufacturing and administration, $1.4 million for lease obligations and $0.3 million for other expenses, all of which consists of cash payments in future periods.

   Data Systems recorded a net restructuring charge in 1999 of $0.9 million. The charge included $3.3 million in connection with the relocation of the remaining portion of its DCRsi manufacturing operations and other functions from its Redwood City, California facility to its Colorado Springs, Colorado facility and $1.5 million for the wind down of its German subsidiary, offset by a credit of $1.8 million related to the termination of the lease of one of its buildings at its Redwood City, California facility and $2.1 million largely related to the finalization of termination clauses on two of its leased properties. The $3.3 million restructuring charge are costs associated with the elimination of approximately 86 U.S. positions in engineering, manufacturing and administration, and $0.3 million for relocation expenses. At December 31, 2000, Data Systems had paid and charged $2.8 million against its liability accounts related to the termination benefits set up for the 1999 restructuring and terminated 84 employees. At December 31, 2000, the Company which assumes any remaining liability on sale of Data Systems had a remaining balance for accrued restructuring costs of $0.3 million, all of which consists of expected cash payments in future periods.

   Data Systems recorded a net restructuring charge in 1998 of $2.5 million. The charge included $3.3 million in connection with the relocation of a portion of its DCRsi manufacturing operations from its Redwood City, California facility to its Colorado Springs, Colorado facility and concurrent workforce reduction, offset by a credit of $0.8 million related to the termination of the lease of one of its buildings at its Redwood City, California facility. The $3.3 million restructuring charge includes $2.7 million for costs associated with the elimination of approximately 106 U.S. positions in engineering, manufacturing and administration, and $0.6 million for transition, shipping and other costs. At December 31, 2000, the Company had no remaining liability related to the termination benefits set up for the 1998 restructuring and terminated 106 employees.

   Accruals for restructuring costs totaled $2.5 million at December 31, 2000 including $1.4 million relating to vacated or abandoned leases. The lease obligations associated with the Company's restructuring have not been discounted to present value.

                               AMPEX CORPORATION

Note 22--Income Taxes

   Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  --------  -------  --------
                                                       (in thousands)
   Domestic...................................... $(24,905) $(6,815) $  3,159
   Foreign.......................................      (20)     378      (238)
                                                  --------  -------  --------
                                                  $(24,925) $(6,437) $  2,921
                                                  ========  =======  ========

   The provision for (benefit of) income taxes consisted of the following:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  --------  -------  --------
                                                       (in thousands)
   Current:
     Federal..................................... $    --   $   --   $    (44)
     State.......................................       10      --         10
     Foreign.....................................      --       --          5
     Foreign withholding taxes on royalty
      income.....................................    1,252    2,010     1,079
                                                  --------  -------  --------
                                                     1,262    2,010     1,050
                                                  ========  =======  ========
   Long-term:
     State.......................................      --       --     (5,227)
     Foreign.....................................      --       --    (10,151)
                                                  --------  -------  --------
                                                       --       --    (15,378)
                                                  --------  -------  --------
                                                  $  1,262  $ 2,010  $(14,328)
                                                  ========  =======  ========

   The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2000, 1999, and 1998) to income from continuing operations before income taxes and the actual provision for income taxes was as follows:

                                                   Year Ended December 31,
                                                   --------------------------
                                                    2000     1999      1998
                                                   -------  -------  --------
                                                        (in thousands)
   Federal income tax provision at statutory
    rate.......................................... $(8,723) $(2,253) $  1,022
   Domestic losses not benefited..................   8,716    2,385    (1,064)
   Foreign gains not taxed........................     --      (131)      --
   Foreign losses not benefited...................       7      --         47
   Rates in excess of U.S.........................   1,252    2,009     1,079
   Reversal of long-term state and foreign income
    tax reserves..................................     --       --    (15,378)
   Other, net.....................................      10      --        (34)
                                                   -------  -------  --------
                                                   $ 1,262  $ 2,010  $(14,328)
                                                   =======  =======  ========

                               AMPEX CORPORATION

   The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 2000 and 1999:

                                                             December 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                            (in thousands)
   Inventory basis differences............................ $    --   $    657
   Restructuring reserves and other liabilities not yet
    deductible for tax purposes...........................    3,879       987
   Loss carryforwards.....................................   43,755    45,631
   Foreign withholding taxes on undistributed earnings of
    foreign subsidiaries..................................   (1,213)   (1,213)
   Property, plant and equipment Basis differences........    2,197      (107)
   Credit from prior year's minimum tax...................    1,133     1,133
   Other..................................................    2,512       315
   Less valuation allowance...............................  (53,476)  (48,616)
                                                           --------  --------
   Deferred tax liability................................. $ (1,213) $ (1,213)
                                                           ========  ========

   A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized.

   In the first quarter of 1998, the Company reversed $5.2 million previously reserved in connection with disputed state income taxes for the prior years, following the favorable settlement of that dispute in March 1998. In the second and third quarter of 1998, the Company reversed $4.9 and $5.2 million, respectively, previously reserved in connection with the liquidation of its subsidiary in Italy. As at December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of $125 million expiring in the years 2007 through 2020. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 23--Segment Reporting

   The Company has the following operating segments: licensing of intellectual property and Internet video production and distribution. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

   The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income or loss from continuing operations before income taxes excluding goodwill amortization and asset writedown.

                               AMPEX CORPORATION

   Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

                                        Year Ended December 31, 2000
                                 --------------------------------------------
                                           Licensing of Eliminations
                                 Internet  Intellectual     and
                                  Video      Property    Corporate    Totals
                                 --------  ------------ ------------ --------
   Revenues from external
    customers................... $  2,896    $12,272      $    (27)  $ 15,141
   Interest income..............       41        --          1,139      1,180
   Interest expense.............       45        --          5,441      5,486
   Depreciation, amortization
    and accretion...............    1,179          3           805      1,987
   Segment income (loss)........  (21,118)    11,220        (9,615)   (19,513)
   Segment assets...............    7,082          2        33,784     40,868
   Expenditures for segment
    assets......................    2,890        --           (182)     2,708
                                        Year Ended December 31, 1999
                                 --------------------------------------------
                                           Licensing of Eliminations
                                 Internet  Intellectual     and
                                  Video      Property    Corporate    Totals
                                 --------  ------------ ------------ --------
   Revenues from external
    customers................... $  1,909    $19,850      $    (58)  $ 21,701
   Interest income..............      108        --          2,277      2,385
   Interest expense.............      140        --          5,419      5,559
   Depreciation, amortization
    and accretion...............      289        --            976      1,265
   Segment income (loss)........  (18,934)    18,582        (2,757)    (3,109)
   Segment assets...............   17,551          3        75,251     92,805
   Expenditures for segment
    assets......................    1,518        --            286      1,804
                                        Year Ended December 31, 1998
                                 --------------------------------------------
                                           Licensing of Eliminations
                                 Internet  Intellectual     and
                                  Video      Property    Corporate    Totals
                                 --------  ------------ ------------ --------
   Revenues from external
    customers................... $    --     $10,591      $    --    $ 10,591
   Interest income..............      --         --          2,982      2,982
   Interest expense.............      --         --          4,282      4,282
   Depreciation, amortization
    and accretion...............      --           2           756        758
   Segment income (loss)........      --       9,087        (6,166)     2,921
   Segment assets...............      --           3       115,998    116,001
   Expenditures for segment
    assets......................      --         --          2,194      2,194

                               AMPEX CORPORATION

Note 24- Foreign Operations

   The following table shows certain financial information relating to the Company's operations in various geographical areas:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
                                                        (in thousands)
   Total revenue:
     United States...............................  $ 15,141  $ 21,701  $10,591
                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
                                                        (in thousands)
   Income (loss) from continuing operations
    before income taxes:
     United States...............................  $(13,695) $  6,665  $ 8,250
     Europe, Africa and the Middle East..........       180        (3)     313
     Other foreign...............................        (2)      --        18
     Eliminations and corporate expenses.........   (11,408)  (13,099)  (5,660)
                                                   --------  --------  -------
       Total.....................................  $(24,925) $ (6,437) $ 2,921
                                                   ========  ========  =======
   Loss from discontinued operations and business
    held for sale:
     United States...............................  $ (8,208) $ (4,374) $(5,694)
     Europe, Africa and the Middle East..........       (52)   (1,080)     457
     Other foreign...............................        (1)      (49)     154
     Eliminations and corporate expenses.........    (1,345)   (1,421)  (1,728)
                                                   --------  --------  -------
       Total.....................................  $ (9,606) $ (6,924) $(6,811)
                                                   ========  ========  =======

                                                                  Year Ended
                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Identifiable assets:
     United States............................................. $18,525 $30,544
     Europe, Africa and the Middle East........................   1,642     149
     Other foreign.............................................     729     906
     Eliminations and corporate assets.........................  19,972  61,206
                                                                ------- -------
       Total................................................... $40,868 $92,805
                                                                ======= =======

   Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company's facilities and include cash, investments, accounts receivable, inventories, intangible assets, other assets, net assets of business held for sale, deferred pension and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable, deferred pension, deferred financing fees and intangible assets at December 31, 2000 and 1999.

Note 25--Major Customers

   The Company recorded revenue from three licensees in 2000, 1999 and 1998, which each individually accounted for more than 10% of the total revenue and collectively accounted for 75.4%, 74.2% and 74.3% of total revenue in 2000, 1999 and 1998, respectively.

                              AMPEX  CORPORATION



                     INDEX TO FINANCIAL STATEMENT SCHEDULE


Schedule II - Valuation and Qualifying Accounts...........................  S-2

                               AMPEX CORPORATION
                  SCHEDULE II - VALUATION QUALIFYING ACCOUNTS
                                (in thousands)

                                     Balance at    Additions   Charges to                   Balance at
                                    beginning of   cost and      other                        end of
Description                            period      expenses    accounts/(1)/ Deductions/(2)/  period
-----------                           ------       --------    --------      ----------       ------
Allowance for doubtful
  accounts and sales returns

           December 31, 1998          $ 1,484       $(432)      $  1,174      $  (866)      $  1,360

           December 31, 1999          $ 1,360       $(540)      $   (432)     $   (30)      $    358

           December 31, 2000          $   358       $  (2)      $   (427)     $    71       $      -

Allowance for obsolete and
  slow moving inventory

           December 31, 1998          $15,629       $ 978       $  5,961      $(4,926)      $ 17,642

           December 31, 1999          $17,642       $  41       $(13,395)     $(2,515)      $  1,773

           December 31, 2000          $ 1,773       $ 651       $ (1,053)     $(1,371)      $      -



(1) Includes transfers and reclassifications to other accounts, including any disposition of Ampex Data Systems Corporation, MicroNet Technology, Inc. and TV onthe WEB accounts receivable and inventories.

(2) Includes write-offs and disposition of accounts receivable and inventories.

                                AMPEX CORPORATION


                                 2000 FORM 10-K


                                  EXHIBIT INDEX



Description
-----------

10.15 Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee.

10.21 Promissory Note dated August 6, 1999, issued by Sherborne Investments Corporation to the Registrant in the principal amount of $1,779,050.

10.22 Promissory Note dated September 17, 1998, issued by SH Securities Co., LLC to the Registrant in the principal amount of $2,200,000, and letter agreement related thereto.

10.23 Promissory Note dated November 15, 2000, issued by Sherborne Investments Corporation in the principal amount of $1,015,000.50.

21.1     Subsidiaries of the Company.

23.1     Consent of Independent Accountants.

25.1     Power of Attorney (included in the signature page of this Report).