Form 10-Q
period 2001-03-31
AMPEX CORP /DE/
filed 2001-05-15
CIK 887433

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (Mark One)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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


  As of March 31, 2001, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 58,504,996. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                               AMPEX CORPORATION
                                   FORM 10-Q

                         Quarter Ended March 31, 2001

                                     INDEX

                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................   2

             Consolidated Balance Sheets (unaudited) at March 31, 2001 and
             December 31, 2000..............................................   3

             Consolidated Statements of Operations (unaudited) for the
             three months ended March 31, 2001 and 2000.....................   4

             Consolidated Statements of Cash Flows (unaudited) for the three
             months ended March 31, 2001 and 2000...........................   5

             Notes to Unaudited Consolidated Financial Statements...........   6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  12

Item 3.      Quantitative and Qualitative Disclosure about Market Risk......  26

PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings..............................................  26

Item 2.      Changes in Securities and Use of Proceeds......................  27

Item 3.      Defaults Upon Senior Securities................................  27

Item 4.      Submission of Matters to a Vote of Security Holders............  27

Item 5.      Other Information..............................................  28

Item 6(a).   Exhibits.......................................................  28

Item 6(b).   Reports on Form 8-K............................................  28

Signatures   ...............................................................  29

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                March 31,  December 31,
                                                                                                   2001         2000
                                                                                                ---------   -----------
                                                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                    $  11,889   $  10,384
    Short-term investments                                                                              14       5,011
    Accounts receivable (net of allowances of nil in 2001 and in 2000)                                 129         127
    Other current assets                                                                             1,262       3,930
                                                                                                 ---------   ---------
                 Total current assets                                                               13,294      19,452
Property, plant and equipment, net                                                                   4,700       5,217
Intangible assets, net                                                                                  84         211
Investments in affiliate                                                                             2,361       1,678
Deferred pension asset                                                                                 283         377
Other assets                                                                                         1,085       1,173
Net assets of business held for sale                                                                11,331      11,660
                                                                                                 ---------   ---------
                 Total assets                                                                      $33,138     $39,768
                                                                                                 =========   =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable                                                                                  $   157     $   157
    Accounts payable                                                                                   302         554
    Accrued restructuring costs                                                                      1,362       2,482
    Other accrued liabilities                                                                        9,158       7,973
                                                                                                 ---------   ---------
                 Total current liabilities                                                          10,979      11,166
Long-term debt                                                                                      45,922      46,086
Other liabilities                                                                                   27,004      26,637
Deferred income taxes                                                                                1,213       1,213
                                                                                                 ---------   ---------
                 Total liabilities                                                                  85,118      85,102
                                                                                                 ---------   ---------

Commitments and contingencies (Note  7)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
    Authorized: 69,970 shares in 2001 and in 2000
    Issued and outstanding - none in 2001 and in 2000                                                    -           -

Mandatorily redeemable preferred stock, $2,000 liquidation value:
    Authorized: 21,859 shares in 2001 and in 2000
    Issued and outstanding - 16,636 shares in 2001; 17,173 in 2000                                  33,272      34,346

Convertible preferred stock, $2,000 liquidation value:
    Authorized: 10,000 shares in 2001 and in 2000
    Issued and outstanding - 1,125 shares in 2001 and in 2000                                        2,250       2,250

Stockholders' deficit:
    Preferred stock, $1.00 par value:
        Authorized: 898,171 shares in 2001 and in 2000
        Issued and outstanding - none in 2001 and in 2000                                                -           -
    Common stock, $.01 par value:
        Class A:
            Authorized:  175,000,000 shares in 2001 and in 2000
            Issued and outstanding - 58,504,996 shares in 2001; 58,075,396 in 2000                     585         581
        Class C:
            Authorized: 50,000,000 shares in 2001 and in 2000
            Issued and outstanding - none in 2001 and in 2000                                            -           -
    Other additional capital                                                                       422,658     421,578
    Notes receivable from stockholders                                                              (4,642)     (4,642)
    Accumulated deficit                                                                           (488,550)   (481,894)
    Accumulated other comprehensive loss                                                           (17,553)    (17,553)
                                                                                                 ---------   ---------
        Total stockholders' deficit                                                                (87,502)    (81,930)
                                                                                                 ---------   ---------
        Total liabilities, redeemable preferred stock and stockholders' deficit                  $  33,138    $ 39,768
                                                                                                 =========   =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                (in thousands, except share and per share data)

                                                                                           For the three months ended
                                                                                         -----------------------------
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                              2001            2000
                                                                                         ------------     ------------
                                                                                                  (unaudited)
Royalty income                                                                            $     2,336      $     3,119
Internet revenue                                                                                  130              575
                                                                                          -----------      -----------
   Total revenue                                                                                2,466            3,694
                                                                                          -----------      -----------

Intellectual property costs                                                                       173              370
Internet video programming and site development                                                 1,565            3,249
Research, development and engineering                                                              68              119
Selling and administrative                                                                      3,333            4,642
Amortization of goodwill                                                                          127              574
                                                                                          -----------      -----------
   Total costs and operating expenses                                                           5,266            8,954
                                                                                          -----------      -----------

   Operating loss                                                                              (2,800)          (5,260)
Equity in net loss of affiliate                                                                   497              226
Interest expense                                                                                1,331            1,364
Amortization of debt financing costs                                                               88               88
Interest income                                                                                  (130)            (547)
Other (income) expense, net                                                                       (87)              (1)
                                                                                          -----------      -----------
   Loss from continuing operations before income taxes                                         (4,499)          (6,390)
Provision for income taxes                                                                        247              323
                                                                                          -----------      -----------
   Loss from continuing operations                                                             (4,746)          (6,713)
Loss from discontinued operations (net of taxes of none in 2000)                                    -             (774)

Income (loss) of business held for sale (net of taxes of none in 2001 and 2000)                (1,910)             548
                                                                                          -----------      -----------
   Net loss                                                                                    (6,656)          (6,939)

Benefit from extinguishment of mandatorily redeemable preferred stock                             832                -
                                                                                          -----------      -----------
   Net loss applicable to common stockholders                                                  (5,824)          (6,939)
Other comprehensive loss, net of tax:
   Unrealized gain (loss) on marketable securities                                                  -             (130)
   Foreign currency translation adjustments                                                         -               10
                                                                                          -----------      -----------
   Comprehensive loss                                                                     $    (5,824)     $    (7,059)
                                                                                           ==========       ==========

Basic and diluted loss per share :
   Loss per share from continuing operations                                              $     (0.08)     $     (0.12)
   Loss per share from discontinued operations                                            $     (0.03)     $      0.00
   Loss per share applicable to common stockholders                                       $     (0.10)     $     (0.12)
                                                                                          -----------      -----------
Weighted average number of common shares outstanding                                       58,080,117       55,518,445
                                                                                          ===========      ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                  For the three months ended
                                                                                 ---------------------------
                                                                                    March 31,     March 31,
                                                                                      2001          2000
                                                                                 ------------     ----------
                                                                                          (unaudited)
Cash flows from perating activities:
     Net loss                                                                    $(6,656)            $(6,939)
     Loss from discontinued operations                                             1,910                 226
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation, amortization and accretion                                     595               1,019
        Equity loss of unconsolidated subsidiary                                     497                 226
        Net loss on disposal of assets                                                 -                 155
        Changes in operating assets and liabilities:
         Accounts receivable                                                          (2)                310
         Deferred pension asset                                                       94              (1,206)
         Other assets                                                              2,669               3,468
         Accounts payable                                                           (252)               (677)
         Other accrued liabilities and income taxes payable                        1,490                 (96)
         Accrued restructuring costs                                              (1,121)             (1,813)
         Other liabilities                                                            60                (395)
                                                                                 -------             -------
          Net cash used in continuing operations                                    (716)             (5,722)
          Net cash used in discontinued operations                                (1,388)             (1,427)
                                                                                 -------             -------
          Net cash used in operating activities                                   (2,104)             (7,149)
                                                                                  -------             -------
Cash flows from investing activities:
     Additional investment in subsidiary                                          (1,180)                  -
     Purchases of short-term investments                                               -             (15,552)
     Proceeds received on the maturity of short-term investments                   4,997              25,621
     Proceeds from the sale of short-term investments                                  -               2,140
     Additions to property, plant and equipment                                      175              (1,435)
                                                                                 -------             -------
          Net cash provided by continuing operations                               3,992              10,774
          Net cash used in discontinued operations                                  (120)               (418)
                                                                                 -------             -------
          Net cash provided by investing activities                                3,872              10,356
                                                                                 -------             -------

Cash flows from financing activities:
     Borrowings under working capital facilities                                       -                 662
     Repayments under working capital facilities                                    (203)                  -
     Proceeds from issuance of common stock                                            9                  37
                                                                                 -------             -------
          Net cash provided by (used in) continuing operations                      (194)                699
                                                                                 -------             -------
          Net cash provided by (used in) financing activities                       (194)                699
                                                                                 -------             -------
          Effects of exchange rates on discontinued operations                       (69)               (112)
                                                                                 -------             -------
          Net increase in cash and cash equivalents                                1,505               3,794
Cash and cash equivalents, beginning of period                                    10,384              10,598
                                                                                 -------             -------
Cash and cash equivalents, end of period                                         $11,889             $14,392
                                                                                 =======             =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation

     Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. In recent years, the Company embarked to strategically reposition itself by capitalizing on its digital imaging technology to become a major provider of Internet video programming, services and technology. The Company's internal Internet video operations, acquisitions and strategic investments have been consolidated into iNEXTV Corporation ("iNEXTV" or "iNEXTV.com"), a wholly-owned subsidiary.

     iNEXTV produces and aggregates video content for syndication to popular portals and destination websites. iNEXTV has entered into syndication agreements with Microsoft's WindowsMedia.com, Yahoo!, Qwest's Online Avenue, Juno, TravelNow.com, Autobytel and others. It produces short form programming covering numerous "life style" topics, current events and entertainment. Its majority owned affiliate, Alternative Entertainment Network, Inc. ("AENTV" or "AENTV.com"), acquired in a series of step acquisitions during 1999 and 2000, produces web video programming about the entertainment industry and other "infotainment" topics, including Hollywood Reporter, Billboard Minutes, Chix on Flixs and others. The Company has an equity ownership interest in TV1 Internet Television, ("TV1"or "TV1.de"), one of Europe's leading webcasters. Beginning in 1999, the Company, in a series of step acquisitions, acquired a majority interest in TV onthe WEB, Inc. ("TV onthe WEB") a webcaster and video production company. In September 2000, the Company ceased funding TV onthe WEB, wrote off its remaining investment in the subsidiary and ceased to include it in the Company's Consolidated Financial Statements. The Consolidated Statement of Operations for 2000 includes the results of operations of the Company's internal Internet video operations, 100% of the results of operations of AENTV and 100% of the results of operations of TV onthe WEB. The Company's investment in TV1 is being accounted for under the equity method effective January 1, 2001 when the Company increased its equity interest from 17.5% to 35%, with financial results for prior periods being restated to recognize the Company's equity interest in such periods.

     As of the year ended 1999, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. For accounting reporting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets. At the date of these financial statements, the Company is no longer conducting active discussions with potential buyers of Data Systems. While Data Systems continues to be offered for sale, present economic and market conditions indicate that consummation of a successful sale might not occur until late in 2001 or 2002, if at all. The Company had intended to use the proceeds from the sale of Data Systems to fund the activities and operating losses of iNEXTV and other Internet initiatives, as well as to retire debt. Since such source of funds is expected to be deferred indefinitely, the Company is seeking alternative financing strategies discussed below.

     As of the year ended 2000, Ampex decided to discontinue the operations of MicroNet Technology, Inc. ("MicroNet"), its wholly-owned subsidiary that made high performance disk arrays and storage area network products. The operations of MicroNet have been classified as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. At December 31, 2000, the Company established a reserve for the costs of closure and to write-off its investment in MicroNet. which is included in "Loss on Disposal of Discontinued Operations." As a result, there are no assets or liabilities of MicroNet included in the Consolidated Balance Sheet for all periods presented.

     The Company's continuing operations consist of Ampex's intellectual property licensing department, its Internet Technology Group ("ITG") and its subsidiary, iNEXTV.

Liquidity and Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses for the past nine quarters and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's working capital has declined substantially from December 31, 1999 to December 31, 2000 and further declined in the first quarter of 2001.
The Company has experienced a substantial reduction in its cash and marketable securities which declined to $11.9 million at March 31, 2001. In November 2000, Data Systems issued Senior Secured Notes providing net proceeds of approximately $8 million, which are included in the above

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation (cont'd.)


amount. The Notes are secured by certain assets of the Company and Data Systems. Ampex is negotiating a sale and leaseback of certain real estate and would use the proceeds from the transaction to repay the Notes. The Notes were originally scheduled to mature on the earlier of May 31, 2001 or the sale of Data Systems. The Company and the Noteholder have an agreement in principle to extend the Note maturity date to August 31, 2001 to facilitate the completion of the sale and leaseback discussed above. The Company is also negotiating an expansion of its working capital facility to provide additional borrowing capacity at Data Systems and has taken steps to reduce headcount and overhead expenses of Data Systems in order to be able to operate at a cash breakeven level at reduced sales levels. The Company is seeking to raise equity capital for iNEXTV with certain strategic partners in order to fund anticipated operating losses of its Internet businesses until projected profitability. Lastly, the Company has entered into negotiations with certain consumer electronics manufacturers to license the Company's intellectual property for use in the manufacture of digital camcorders, DVDs and computer games. These capital raising strategies are in preliminary stages, and there can be no assurance that they will be successful or raise sufficient resources in time for the Company to remain a going concern. Furthermore, the Company's debt indentures include provisions that may adversely impact the ability to complete a sale of all or substantially all of its assets, such that Common stockholders might not realize any recovery of their investment in the Company.

Note 2 - Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 2000 and the Audited Consolidated Financial Statements included therein.

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Business Held for Disposition

     In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. Ampex continues to seek a buyer for the Data Systems business, but due to economic and market conditions believes that it will be difficult to consummate a successful sale until late 2001 or 2002, if at all.

     A summary of the operating results of Data Systems is as follows:


                                                            March 31,     March 31,
                                                              2001          2000
                                                            --------     ---------
                                                               (in thousands)

     Revenues........................................        $ 9,825     $11,739
     Costs and operating expenses....................         11,338      11,290
     Operating income (loss).........................         (1,513)        449
     Interest expense................................            406          13
     Other (income) expense..........................             10         (68)
     Income (loss) of business held for disposition..         (1,910)        548


                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Held for Disposition (cont'd.)


     A summary of the assets and liabilities of Data Systems is as follows:

                                               March 31,     December 31,
                                                 2001           2000
                                              ----------     -----------
                                                   (in thousands)
     Current assets......................       $ 26,100       $ 26,040
     Property, plant and equipment, net..          5,803          6,010
     Other assets........................            142            159
     Current liabilities.................        (19,624)       (19,302)
     Other liabilities...................           (530)          (552)
     Other...............................           (560)          (695)
                                                --------       --------
     Net assets of segment to be sold....       $ 11,331       $ 11,660
                                                --------       --------

Note 4 - Discontinued Operation

     As of the year-end 2000, the Board of Directors of the Company authorized management to close MicroNet and to establish a reserve for the costs of closure and to write-off its investment. Management is attempting to liquidate MicroNet's assets and plans to distribute the proceeds in satisfaction of its liabilities. The Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000 did not include any assets or liabilities of MicroNet.

Note 5 - Computation of Basic and Diluted Loss per Share

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

                                                                Three months
                                                                   ended
                                                                  March 31,
                                                              --------------------
                                                               2001         2000
                                                              -------      -------
Numerator
  Loss from continuing operations............................   $(4,746)  $(6,713)
                                                                =======   =======

  Net loss applicable to common stockholders.................   $(5,824)  $(6,939)
                                                                =======   =======

Denominator
  Weighted average common stock outstanding..................    58,080    55,518
                                                                -------   -------

Basic and diluted loss per share from continuing operations..   $ (0.08)  $ (0.12)
                                                                =======   =======
Basic and diluted loss per share
  applicable to common stockholders..........................   $ (0.10)  $ (0.12)
                                                                =======   =======

     In the three months ended March 31, 2001, 537 shares of Redeemable Preferred Stock were redeemed into 429,600 shares of Common Stock which are included in the weighted average common stock outstanding from the date of exchange. In the three months ended March 31, 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock and 537 shares of Redeemable Preferred Stock were redeemed into 260,679 shares of Common Stock which are included in the weighted average common stock outstanding from the date of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the three months ended March 31, 2001 and 2000, respectively, since they are anti-dilutive. If the Company was to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 13,871,300 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation. At March 31, 2001 such additional shares of Common Stock would be anti-dilutive to the diluted loss per share reported.

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Computation of Basic and Diluted Loss per Share (cont'd.)

          Stock options to purchase 4,088,929 shares of Common Stock at prices ranging from $0.26 to $6.00 per share were outstanding at March 31, 2001, but were not included in the computation of diluted loss per share as they are anti-dilutive.

     Stock options to purchase 3,340,118 shares of Common Stock at prices ranging from $1.06 to $6.00 per share were outstanding at March 31, 2000, but were not included in the computation of diluted loss per share as they are anti-dilutive.

     In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 11. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of the exchange. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at March 31, 2001 and 2000, respectively, since they are anti-dilutive.

Note 6 - Supplemental Schedule of Cash Flow Information

                                                             Three months
                                                                 ended
                                                               March 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                             (in thousands)
 Interest paid...........................................  $ 2,640   $ 2,641
 Income taxes paid.......................................      247       330
 Redeemable preferred stock..............................   (1,074)   (1,520)
 Convertible preferred stock.............................        -    (1,074)
 Issuance of common stock................................    1,074     2,594

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

                               AMPEX CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Preferred Stock

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. In the three months ended March 31, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock, leaving 1,125 shares of Convertible Preferred Stock outstanding. Beginning in June 2001, the Company will become obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the three months ended March 31, 2001, the Company issued 429,600 shares of its Common Stock to satisfy the quarterly redemption requirements. In the three months ended March 31, 2000, the Company issued 260,679 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $6.5 million face amount of Convertible and Redeemable Preferred Stock over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2001. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

Note 9 - Income Taxes

     As of December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of $125 million expiring in the years 2005 through 2014. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 10 - Accumulated Other Comprehensive Income

     The balances of each classification within accumulated other comprehensive income are as follows:


                                       Minimum
                                       Pension
                                      Liability
                                    --------------
                                    (in thousands)

  December 31, 2000...............   $      17,553
  Current period change...........               -
                                     -------------
  March 31, 2001..................   $      17,553
                                     =============

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


                                                  Three Months Ended March 31, 2001
                                           ------------------------------------------------
                                                       Licensing of  Eliminations
                                            Internet   Intellectual      and
                                              Video      Property      Corporate     Totals
                                            ---------  ------------  -------------  --------
Revenues from external customers..........   $   130      $2,336      $     -      $ 2,446
Interest income...........................         3           -          127          130
Interest expense..........................         -           -        1,331        1,331
Depreciation, amortization and accretion..       272           -          197          469
Segment income (loss).....................    (3,431)      2,163       (3,104)      (4,372)
Segment assets............................     6,156           -       26,982       33,138
Expenditures for segment assets...........      (175)          -            -         (175)

                                                    Three Months Ended March 31, 2000
                                            -----------------------------------------------
                                                       Licensing of   Eliminations
                                            Internet   Intellectual      and
                                             Video       Property     Corporate     Totals
                                            --------   ------------  ------------   -------
Revenues from external customers..........   $   575      $ 3,119      $     -      $ 3,694
Interest income...........................        22            -          525          547
Interest expense..........................         9            -        1,355        1,364
Depreciation, amortization and accretion..       241            1          201          443
Segment income (loss).....................    (6,422)       2,749       (2,466)      (6,139)
Segment assets............................    12,305            1       67,459       79,765
Expenditures for segment assets...........     1,435            -            -        1,435

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (file no. 0-20292) (the "2000 Form 10-K").

Strategic Repositioning of the Company

     In recent years, the Company began a strategic repositioning by capitalizing on its digital imaging technology to become a major provider of Internet video programming, services and technology. In 1999, the Company consolidated its internal Internet video operations, acquisitions and strategic investments into iNEXTV Corporation, a wholly-owned subsidiary. In August 2000, the Company announced that it would cease funding and write-off its remaining investment in TV onthe WEB, allowing it to re-deploy its financial resources to its core Internet video businesses which produce video content and technology for distribution on the web. In early 2001, the Company increased its equity ownership in its German affiliate, TV1 Internet Television, from 17.5% to 35%. Effective January 1, 2001, the Company began to account for TV1 using the equity method of accounting, with the financial results of prior periods being restated to recognize the Company's equity interest in such periods.

     In February 2000, in order to focus more sharply on its Internet video businesses, the Company announced plans to sell Data Systems, its subsidiary which makes high performance tape-based mass data storage products. For accounting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold of this segment is reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000. At the date of these financial statements, the Company is no longer conducting active discussions with potential buyers of Data Systems. While Data Systems continues to be offered for sale, present economic and market conditions indicate that consummation of a successful sale might not occur until late in 2001 or in 2002, if at all. The Company had intended to use the proceeds from the sale of Data Systems to fund the activities and operating losses of iNEXTV and other Internet initiatives, as well as to retire debt. Since this source of funds is expected to be deferred indefinitely, the Company is pursuing alternative financing strategies discussed below.

     As of year-end 2000, Ampex determined to discontinue the operations of MicroNet, its subsidiary which manufactured disk arrays and storage area network products. At December 31, 2000, the Company established a reserve for the costs of closure and to write-off its investment in MicroNet. Accordingly, the operations of MicroNet have been classified as "Discontinued Operations" for all periods presented.

     The Company's continuing operations consist of Ampex's intellectual property licensing department, its Internet Technology Group and its subsidiary, iNEXTV.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Total Revenue. Total revenue decreased by 33.2% to $2.5 million for the three months ended March 31, 2001 compared to $3.7 million for the three months ended March 31,2000. In the three months ended March 31, 2001, the revenue decrease over the three months ended March 31, 2000 was due to the decreased royalty income and the decrease in the Company's Internet video businesses.

     Royalty Income. Royalty income was $2.3 million in the three months ended March 31, 2001 compared to $3.1 million in the three months ended March 31, 2000. The Company's royalty income derives from patent licenses, and the Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in
certain cases, professional video tape recorders.   The Company is assessing
whether manufacturers of digital camcorders, computer video games and DVD recorders are using its patented technology and has entered into preliminary discussions with certain manufacturers to license the Company's patents for such use. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," below.

     Internet Revenue. The Company's Internet video programming and services business began in early 1999, and in June 1999 were consolidated under its subsidiary, iNEXTV. iNEXTV recorded revenue of $0.1 million in the three months ended March 31, 2001 compared to $0.6 million in the three months ended March 31, 2000. Internet revenues in 2000 were principally from webcasting, video production and event marketing services, substantially all of which were provided by the Company's subsidiary, TV onthe WEB, which the Company ceased funding in October, 2000. For the three months ended March 31, 2000, TV onthe WEB reported a net loss of $2.0 million. Since October 1, 2000, the Company has not recognized any revenues or expenses of TV onthe WEB in its consolidated financial statements. iNEXTV expects to continue to offer certain web video services through its other Internet subsidiaries. Internet revenues do not include revenues of TV1, which provides Internet video services to European businesses, totaling $0.3 million and $0.2 million in the three month periods ended March 31, 2001 and 2000, respectively, because TV1 is accounted for under the equity method of accounting. In future periods, iNEXTV will rely significantly on advertising and e-commerce revenues. The Company is seeking to increase revenues by syndicating its content and that of others for distribution to third party websites under advertising revenue sharing arrangements and by offering various services to customers who wish to add video content to their own websites. iNEXTV and its subsidiary AENTV have announced agreements with destination websites and Internet portals and broadband service providers that are being implemented. By increasing the size of its audiences through syndication, management believes that it will enhance the attractiveness of its programming to potential buyers of web based video advertising. However, revenues from syndicated advertising activities are not expected to become significant before the second half of 2001.

     Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by the Company's in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation.

     Internet Video Programming and Site Development. Internet video programming and site development costs of $1.6 million in the three months ended March 31, 2001 and $3.2 million in the three months ended March 31, 2000 represent costs incurred for services rendered to customers, as well as costs incurred for the development of made-for-the-Internet video programming and non-capitalized website hardware and software purchases in support of iNEXTV's websites and infrastructure. The operations of TV onthe WEB were responsible for $1.2 million of Internet Video Programming and Site Development expenses in the three months ended March 31, 2000. Since October 1, 2000, the Company has not recognized any revenues or expenses of TV onthe WEB in its consolidated financial statements, as a result of its decision to cease funding its operations as of that date. The Company anticipates that site development startup costs will continue to decline in 2001, as the requisite web site infrastructure is substantially in place. The Company is also seeking to add content from others to expand the scope of its programming without a commensurate increase in expenses.

     Research, Development and Engineering Expenses. Research, development and engineering expenses associated with support of iNEXTV's Internet video strategy were relatively unchanged in the periods. The Company anticipates increased spending in connection with research, development and engineering programs that support iNEXTV's Internet video strategy.

     Selling and Administrative. Selling and administrative expenses decreased to $3.3 million in the three months ended March 31, 2001 from $4.6 million in the three months ended March 31, 2000. In addition to costs incurred for the Internet video programming and site development discussed above, the Company's Internet video businesses incurred direct sales, marketing and administrative expenses totaling $1.5 million in the three months ended March 31, 2001 and $3.6 million in the three months ended March 31, 2000. The operations of TV onthe WEB accounted for $0.8 million of selling and administrative expenses in the three months ended March 31, 2000. The content syndication business model reduces the Company's expenses for marketing and advertising in return for sharing advertising revenue with syndication partners. Accordingly, the Company believes its Internet marketing and advertising expenditures will decline in the future from levels incurred in recent periods. Other nonallocated administrative costs totaled $1.8 million in the three months ended March 31, 2001 compared to $1.0 million in the three months ended March 31, 2000.

     Amortization of Goodwill. In connection with the investments in each of TV onthe WEB, AENTV and TV1, the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in the recording of goodwill. In the second quarter of 2000, the Company changed the expected life of goodwill of the acquired Internet businesses from three years to two years, given the rapid changes affecting the Internet and to conform to other Internet content companies. In the third quarter of 2000, the Company wrote off its remaining investment in TV onthe WEB, resulting in fully amortizing all remaining goodwill and providing a reserve for asset impairment to write down the assets of TV onthe WEB to their estimated realizable value. The Company's Equity in Net Loss of Affiliate includes amortization of goodwill arising from the investment in TV1 of $0.4 million and $0.2 million in the three months ended March 31, 2001 and 2000, respectively.

     Operating Loss. The Company incurred an operating loss of $2.8 million in the three months ended March 31, 2001 compared to $5.3 million in the three months ended March 31, 2000. The decrease in the operating loss in the three months ended March 31, 2001 from 2000 was primarily due to the exclusion of TV onthe WEB in 2001 which contributed $2.0 million of operating losses in the three months ended March 31, 2000.

     Equity in Net Loss of Affiliate. In early 2001, the Company increased its equity interest in TV1 Internet Television from 17.5% to 35%. Effective January 1, 2001, the Company began to account for TV1 under the equity method of accounting. The financial results of prior periods have been restated to recognize the Company's equity interest in such periods. The Equity in Net Loss of Affiliate in the three months ended March 31, 2001 and March 31, 2000, includes amortization of goodwill totaling $0.4 million and $0.2 million, respectively.

     Interest Expense. Interest expense is associated primarily with $44.0 million of 12% Senior Notes, due 2003 and Warrants to purchase approximately
1.02 million shares of Common Stock in January and July 1998. Interest expense associated with the Senior Discount Notes issued in November 2000 is included in Loss of Business Held for Sale.

     Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January and July 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

     Interest Income. Interest income is earned on cash balances and short and long-term investments. In the three months ended March 31,2001 the Company had significantly lower investment balances compared to the three months ended March 31, 2000, which resulted in lower interest income.

     Other (Income) Expense, Net. For the three months ended March 31, 2001, other (income) expense, net consists primarily of foreign currency transaction gains and losses. In the three months ended March 31, 2000, other (income) expense, net, was minor.

     Provision for Income Taxes. The provisions for income taxes in the three months ended March 31, 2001 and 2000 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any material provision for U.S. Federal income tax in any of these periods due to the utilization of net operating loss carry forwards and timing differences. At March 31, 2001, the Company had net operating loss carry forwards for income tax purposes of $125 million, expiring in the years 2007 through 2015. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

     Income (Loss) of Business Held for Sale. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. To date, no acceptable offers to purchase Data Systems have been received, although the Company continues to offer Data Systems for sale. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations, an income
(loss) of business held for sale, net of taxes, of ($1.9) million and $0.5 million in the three months ended March 31, 2001 and 2000, respectively.

     A summary of the operating results of Data Systems is as follows:


                                                 Three months ended
                                                --------------------
                                                 Mar. 31,   Mar. 31,
                                                   2001       2000
                                                 -------    -------
                                                   (in thousands)

Revenues......................................   $ 9,825    $11,739
Costs and operating expenses..................    11,339     11,290
Operating income (loss).......................    (1,514)       449
Interest expense..............................       406         13
Other (income) expenses.......................       (10)       (68)
Income (loss) of business held for sale.......    (1,910)       548


     Loss from Discontinued Operations. In February 2001, the Board of Directors of the Company authorized management to close MicroNet, its wholly-owned subsidiary that makes high performance disk arrays and Storage Area Network, and to establish a reserve for the costs of closure at the year ended December 31, 2000. As a result, for the three months ended March 31, 2000, the Company reported as a single line item in the Consolidated Statements of Operations, a loss from discontinued operations, net of taxes, of $0.8 million. Revenues and total costs and operating expenses of this segment totaled $3.3 million and $4.0 million, respectively, in the three months ended March 31, 2000.

     Net Loss. The Company reported a net loss of $6.7 million in the three months ended March 31, 2001 compared to a net loss of $6.9 million in the three months ended March 31, 2000, primarily as a result of the factors discussed above under "Royalty Income," "Internet Video Programming and Site Development," "Selling and Administrative," "Amortization of Goodwill," "Equity in Net Loss of Affiliate," "Income (Loss) of Business Held for Sale," and "Loss from Discontinued Operations."

     Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. In the three months ended March 31, 2001, the Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable Preferred Stock, which was higher than fair value per share of Common Stock. As a result the Company recorded a benefit available to common stockholders of $0.8 million, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations.

Liquidity and Capital Resources

     Cash Flow. At March 31, 2001, the Company had cash and short-term investments of $11.9 million and working capital of $2.3 million. At December 31, 2000, the Company had cash and short-term investments of $15.4 million and working capital of $8.3 million. Data Systems, which is accounted for as a "Business Held for Sale," had working capital of $6.5 million and $6.7 million at March 31, 2001 and December 31, 2000, respectively. Working capital of Data Systems has been classified in "Net Assets of Business Held for Sale" at March 31, 2001 and December 31, 2000. The decline in cash and short-term investments in the three months ended March 31, 2001 results primarily from operating losses of the Company's Internet video businesses and operations of the Internet Technology Group. These losses more than offset operating income from the Company's non-Internet technology licensing activities. Cash used in continuing operations totaled $0.7 million in the three months ended March 31, 2001 and $5.7 million in the three months ended March 31, 2000. Cash used in discontinued operations totaled $1.4 million in each of the three months ended March 31, 2001 and 2000, respectively.

     Major items impacting income from continuing operations in the three months ended March 31, 2001, which did not affect cash, were equity in net loss of affiliate and goodwill amortization associated with acquired

Internet businesses, totaling $0.6 million. Other non-cash charges affecting the first quarter of 2001 operations included other depreciation and amortization of $0.5 million.

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

     The Company has announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications. At the date of these financial statements, the Company is no longer conducting active discussions with potential buyers of Data Systems. While Data Systems continues to be offered for sale, present economic and market conditions indicate that consummation of a successful sale might not occur until late in 2001 or 2002, if at all. The Company had intended to use the proceeds from the sale of Data Systems to fund the activities and operating losses of iNEXTV and other Internet initiatives, as well as to retired debt. Since such source of funds is expected to be deferred indefinitely, the Company is seeking alternative financing strategies discussed below. There can be no assurance that these capital raising strategies will be successful or raise sufficient resources in time for the Company to remain a going concern.

     In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems. Ampex is currently negotiating a sale and leaseback of certain real estate and would apply the net proceeds from the transaction to repay the Senior Discount Notes. The Notes were originally scheduled to mature on the earlier of May 31, 2001 or the sale of Data Systems. The Company and representatives of the Noteholders have agreed in principle to extend the Note maturity date to August 31, 2001 to facilitate the completion of the sale and leaseback of certain real estate discussed above. There can be no assurance that the transactions will be consummated. In addition, the Company has recently taken steps to reduce headcount and overhead expenses of Data Systems in order to operate at a cash breakeven level at reduced sales levels. There can be no assurance that the cost savings to be realized will be adequate for Data Systems to return to profitability.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At March 31, 2001, the Company had borrowings outstanding of $2.2 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. The Company is seeking to expand the working capital facility to provide additional borrowing capacity at Data Systems as it implements operational cost savings.

     In addition, the Company is seeking to raise equity capital for iNEXTV with certain strategic partners to be able to fund anticipated operating losses of its Internet businesses until projected profitability. These capital raising activities are in preliminary stages of discussion and no commitments have been received for additional capital. There can be no assurance that a market will exist for the Company's or its affiliates' equity securities. In addition, the Company has been notified by the staff of the American Stock Exchange ("Amex") that it is conducting a review of the Company's eligibility for continued listing on the Amex. The Amex has requested the Company to provide certain additional information and financial data concerning the Company's business and financial condition. The Company plans to provide the requested information and to meet with members of the Amex staff to discuss this matter.

     Financing Transactions. In 1998, the Company issued $44.0 million of its 12% Senior Notes due March 15, 2003, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). As a result of the issuance of the 12% Senior Notes, the Company's total indebtedness and future debt service obligations increased significantly from prior levels. The Company has applied a substantial portion of the debt proceeds in acquisitions of the Company's Internet video businesses. Such investments or acquisitions are not expected to pay a current return, which could require the Company to fund debt service obligations on the 12% Senior Notes out of its liquidity and cash flow from existing operations. There can be no assurance that the Company's available resources will be sufficient to enable it to meet its debt service obligations. The indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

     In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of approximately $8.0 million, which used to fund the Company's short term working capital requirements. The Notes are secured by certain assets of Data Systems and the Company and are due on the earlier of May 31, 2001 or the divestiture of Data Systems. Ampex plans to repay the Senior Discount Notes out of the proceeds of the anticipated sale and leaseback transaction described above. In the event this transaction is not consummated, the Company believes it will be required to raise additional capital from the sale of other assets or from the issuance of debt or equity securities in order to continue to repay the Notes and to carry out its current business strategy. No assurance can be given that the Company would be successful in raising any additional funds, or as to the terms of any securities that might be issued or arrangements that might be entered into.

Recent Pronouncements

     Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001 had no effect on the Company as the Company currently has no derivative instruments.

Risk Factors

Ability to Continue as a Going Concern

     As discussed in the Notes to the Unaudited Financial Statements for the three months ended March 31, 2001, there exists substantial uncertainty as to the Company's ability to continue as a going concern. The Company has incurred operating losses in each of the past nine quarters and requires additional capital to meet its obligations and to accomplish its business plan which projects continuing losses throughout 2001. The Company's working capital has declined substantially in recent periods and its cash and marketable securities have declined to $11.9 million at March 31, 2001. The Company is negotiating a sale and leaseback of certain real estate and would use the proceeds to repay Senior Discount Notes which mature shortly as discussed below. In addition, the Company is seeking to expand its working capital debt facilities, reduce operating costs of its Data Systems subsidiary, raise equity capital for iNEXTV and enter into negotiations with prospective licensees of its intellectual property for use in consumer electronics and video games. In addition, the Company is continuing to offer its Data Systems subsidiary for sale, but does not anticipate such a transaction in the current fiscal period. These capital raising strategies are in preliminary stages and there can be no assurance that they will be successful or raise sufficient resources for the Company to remain a going concern.

Risk of Continuing Losses

     Ampex has incurred significant operating and net losses in the three months ended March 31, 2001 and its fiscal years ended December 31, 2000 and 1999. Such losses were primarily due to its Internet video programming activities, operating losses of MicroNet and, in 2000, its decision to discontinue certain operations and to provide reserves to close down MicroNet, amortization of goodwill of acquired businesses and interest expense. Revenues were not sufficient to offset these items. Although the Company expects that its Internet video revenues will grow in future periods and that many of its operational costs will decline since its infrastructure is largely complete, there can be no assurance that such revenues will be sufficient to offset similar expenses and/or losses that may be incurred in such periods, or that such items will not increase. The Company may incur additional indebtedness in connection with future acquisitions or its Internet expansion plans, which could increase future interest expenses. In addition, the Company cannot predict the amount of licensing royalties that it may recognize in future periods. The Company has taken steps to reduce costs and believes that operating losses from its Internet operations will decline in 2001 compared with losses incurred in 2000. However, the Company expects operating and net losses to continue at least for the balance of 2001. Also, the Company has recently taken steps to reduce headcount and overhead expenses of Data Systems in order to seek to operate at a cash breakeven level at reduced sales levels, pending a sale of Data Systems. Such actions are expected to give rise to restructuring charges in the second quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, " below, and the other Risk Factors included in this section.

Risks of Declining Liquidity

     The Company has experienced a substantial reduction in its cash and marketable securities which declined to $11.9 million at March 31, 2001. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of approximately $8 million, which are included in the above amount and are being used to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems. Ampex is negotiating a sale and leaseback of certain real estate and would apply the net proceeds from the transaction to repay the Notes. The Notes were originally scheduled to mature on the earlier of May 31, 2001 or the sale of Data Systems. At the date of this Report, the Company is no longer conducting active discussions with potential buyers of Data Systems. While Data Systems continues to be offered for sale, present economic and market conditions indicate that consummation of a successful sale might not occur late in 2001 or 2002, if at all. The Company and the representatives of the holders of the Senior Discount Notes have reached an agreement in principle to extend the Note maturity date to August 31, 2001 to facilitate the completion of the sale and leaseback discussed above. The Company is also negotiating an expansion of its working capital facility to provide additional borrowing capacity at Data Systems. The Company is seeking to raise equity capital for iNEXTV with certain strategic partners and has entered into negotiations with certain consumer electronics manufacturers to license the Company's intellectual property for use in the manufacture of digital camcorders, DVDs and computer games. No assurance can be given that the Company will be successful in raising any additional funds, or as to the terms of any securities that might be issued or arrangements that might be entered into.

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

Risk that the Company will be Unable to Sell Data Systems

     The Company has announced its intention to sell Data Systems, which manufactures high performance mass data storage and instrumentation products for entertainment and government applications. For accounting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" for all periods presented. At the date of these financial statements, the Company is no longer conducting active discussions with potential buyers of Data Systems. While Data Systems continues to be offered for sale, present economic and market conditions indicate that consummation of a successful sale might not occur until late in 2001 or 2002, if at all. There can be no assurance that the Company will be able to consummate a sale, or as to the terms, conditions or timing of any sale, if consummated. Failure to sell Data Systems would have a significant negative impact on the

Company's liquidity and capital resources. See "Risks Associated with iNEXTV and Internet Video Strategy, " above.

Risk of Leverage

     As of March 31, 2001, Ampex had outstanding total borrowings of approximately $54.6 million, which included $8.6 million of Senior Discount Notes with an original maturity on May 31, 2001 that are being extended to August 31, 2001, $44.0 million principal amount of 12% Senior Notes due 2003 and $2.2 million of subsidiary indebtedness. The Senior Discount Notes are secured by liens on the Data Systems manufacturing facilities in Colorado Springs, Colorado and on the Company's future patent licensing income stream. As discussed above, the Company is seeking to negotiate a sale and leaseback of certain real estate and would apply the net proceeds to repay the Senior Discount Notes and accrued interest.

     The Company is seeking to increase its working capital facility and in the future may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions in the indenture governing the Senior Notes. The degree to which the Company is leveraged, and the types of investments it selects, could have important consequences to investors, including the following:

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

     Ampex has not received acceptable offers to purchase Data Systems. Accordingly, it is seeking alternative capital raising strategies as discussed above. There can be no assurance that any of these strategies will be successful or that they will be permitted under the Senior Discount Notes or Senior Note Indentures, if applicable.

Fluctuations in Royalty Income

     Ampex's results of operations in certain prior periods reflect the receipt of significant royalty income, including material nonrecurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is not possible to predict the amount of royalty income Ampex will receive in the future. Royalty income has historically fluctuated significantly from quarter-to-quarter and year-to-year due to a number of factors that Ampex cannot predict. These factors include the extent to which third parties use its patented technology, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As the Company expands its Internet video businesses, the significance of its royalty income, relative to operating income, is expected to increase until those businesses become profitable. Upon an event of default, the Holders of the Senior Discount Notes will receive additional collateral consisting of the right to receive the proceeds of all future royalties sufficient to repay principal and accrued interest.

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

     iNEXTV has contracted with a third party to provide content hosting and to serve content to geographically dispersed users. The Company believes that this company has built a secure and dependable network by providing sufficient hardware and software redundancy and by physically locating its servers at numerous different ISPs around the world. However, in the event of a major disaster to the Internet, iNEXTV would incur significant down time in its operations and lost revenue.

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

     The stock market in general, and Internet and technology companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. These broad market and industry fluctuations may adversely affect the price of Ampex's Common Stock, regardless of its operating performance. Recently, the Company has been notified by the American Stock Exchange ("Amex") that it is initiating a review of the Company's eligibility for continued listing. If the Company's Common Shares become delisted from Amex, the share price might become more volatile and an active market may no longer be maintained.

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

Anti-Takeover Consequences of Certain Governing Instruments

     Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $35.5 million at March 31, 2001, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. In addition, the Senior Discount Notes issued in November 2000 are mandatorily redeemable in the event of the sale of Data Systems or a change of control (as defined) of Ampex or Data Systems.

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

    There has been no material change to the disclosure made in the 2000 Form 10-K.


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

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 2000, the Company had an accrued liability of $1.2 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    For the three months ended March 31, 2001, holders of 537 shares of Redeemable Preferred Stock exchanged their holdings into 429,600 shares of Common Stock. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such conversion or exchange. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6(a).  EXHIBITS

    Not applicable.

ITEM 6(b).  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on May 3, 2001 containing information under Item 5 regarding a review by the Amex of the Company's continuing eligibility for listing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMPEX CORPORATION


Date:  May 15, 2001                 /s/ EDWARD J. BRAMSON
                                    ---------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer


Date:  May 15, 2001                 /s/ CRAIG L. McKIBBEN
                                    ---------------------
                                    Craig L. McKibben
                                    Vice President, Chief Financial Officer and
                                    Treasurer