Form 10-Q
period 2001-06-30
AMPEX CORP /DE/
filed 2001-08-14
CIK 887433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes X No
--- ---

As of June 30, 2001, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 59,220,996. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                           Quarter Ended June 30, 2001

                                      INDEX


                                                                                               Page
                                                                                               ----
     PART I -- FINANCIAL INFORMATION

     Item 1.                 Financial Statements............................................    2

                             Consolidated Balance Sheets (unaudited) at June 30, 2001 and
                             December 31, 2000...............................................    3

                             Consolidated Statements of Operations (unaudited) for the
                             three and six months ended June 30, 2001 and 2000...............    4

                             Consolidated Statements of Cash Flows (unaudited) for the three
                             and six months ended June 30, 2001 and 2000.....................    5

                             Notes to Unaudited Consolidated Financial Statements............    6

     Item 2.                 Management's Discussion and Analysis of Financial Condition and
                             Results of Operations...........................................   14

     Item 3.                 Quantitative and Qualitative Disclosure about Market Risk.......   28

     PART II -- OTHER INFORMATION

     Item 1.                 Legal Proceedings...............................................   28

     Item 2.                 Changes in Securities and Use of Proceeds.......................   29

     Item 3.                 Defaults Upon Senior Securities.................................   29

     Item 4.                 Submission of Matters to a Vote of Security Holders.............   29

     Item 5.                 Other Information...............................................   30

     Item 6(a).              Exhibits........................................................   30

     Item 6(b).              Reports on Form 8-K.............................................   30

     Signatures              ................................................................   31

                               AMPEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 [in thousands, except share and per share data)




                                                                                      June 30,       December 31,
                                                                                       2001              2000
                                                                                   -------------    -------------
                                                                                             (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents.................................................   $       6,364    $      10,384
      Short-term investments....................................................              10            5,011
      Accounts receivable (net of allowances of nil in 2001 and in 2000)........              66              127
      Other current assets......................................................           1,892            3,930
                                                                                   -------------    -------------
          Total current assets..................................................           8,332           19,452

Property, plant and equipment, net..............................................           1,732            5,217
Intangible assets, net..........................................................              --              211
Investments in affiliate........................................................              --            1,678
Deferred pension asset..........................................................              61              377
Other assets....................................................................             929            1,173
Net assets of business held for sale............................................           9,134           11,660
                                                                                   -------------    -------------
          Total assets..........................................................   $      20,188    $      39,768
                                                                                   =============    =============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Notes payable.............................................................   $         157    $         157
      Accounts payable..........................................................              57              554
      Net liabilities of discontinued operations................................           3,872            2,482
      Other accrued liabilities.................................................           9,058            7,973
                                                                                   -------------    -------------
          Total current liabilities.............................................          13,144           11,166
Long-term debt..................................................................          44,448           46,086
Other liabilities...............................................................          26,072           26,637
Net liabilities of discontinued operations......................................           4,604               --
Deferred income taxes...........................................................           1,213            1,213
                                                                                   -------------    -------------
          Total liabilities.....................................................          89,481           85,102
                                                                                   -------------    -------------
Commitments and contingencies (Note 7)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
      Authorized: 69,970 shares in 2001 and in 2000
      Issued and outstanding - none in 2001 and 2000............................              --               --

Mandatorily redeemable preferred stock, $2,000 liquidation value:
      Authorized: 21,859 shares in 2001 and in 2000
      Issued and outstanding - 16,099 shares in 2001; 17,173 in 2000............          32,198           34,346

Convertible preferred stock, $2,000 liquidation value:
      Authorized: 10,000 shares in 2001 and in 2000
      Issued and outstanding - 767 shares in 2001 and 1,125 in 2000.............           1,534            2,250

Stockholders' deficit:
      Preferred stock, $1.00 par value:
          Authorized: 898,171 shares in 2001 and 2000
          Issued and outstanding - none in 2001 and in 2000.....................              --               --
      Common stock, $.01 par value:
          Class A:
              Authorized: 175,000,000 shares in 2001 and in 2000
              Issued and outstanding - 59,220,996 shares in 2001; 58,075,396 in
               2000.............................................................             592              581
          Class C:
              Authorized: 50,000,000 shares in 2001 and in 2000
              Issued and outstanding - none in 2001 and in 2000.................              --               --

      Other additional capital..................................................         424,441          421,578
      Notes receivable from stockholders........................................          (4,642)          (4,642)
      Accumulated deficit.......................................................        (505,863)        (481,894)
      Accumulated other comprehensive loss......................................         (17,553)         (17,553)
                                                                                   -------------    -------------
          Total stockholder's deficit...........................................        (103,025)         (81,930)
                                                                                   -------------    -------------
          Total liabilities, redeemable preferred stock and stockholders'
           deficit..............................................................   $      20,188    $      39,768
                                                                                   =============    =============



         The accompanying notes are an integral part of these unaudited consolidated statements.

                               AMPEX CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (in thousands, except share and per share data)


                                         For the three months ended      For the six months ended
                                                   June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            2001           2000             2001            2000
                                        ------------    ------------    ------------    ------------
                                                                 (unaudited)
Royalty income.......................   $      2,181    $      3,587    $      4,517    $      6,706
                                        ------------    ------------    ------------    ------------
Intellectual property costs..........            213             238             386             608
Selling and administrative...........          1,412           1,661           3,333           2,661
                                        ------------    ------------    ------------    ------------
    Total costs and operating
     expenses........................          1,625           1,899           3,719           3,269
                                        ------------    ------------    ------------    ------------
    Operating income.................            556           1,688             798           3,437
Interest expense.....................          1,359           1,359           2,690           2,714
Amortization of debt financing costs.             87              87             175             175
Interest income......................            (74)           (204)           (200)           (729)
Other (income) expense, net..........            (49)            223            (136)            222
                                        ------------    ------------    ------------    ------------
    Income (loss) from continuing
     operations before income taxes..           (767)            223          (1,731)          1,055
Provision for income taxes...........            219             365             466             688
                                        ------------    ------------    ------------    ------------
    Income (loss) from continuing
     operations......................           (986)           (142)         (2,197)            367
Loss on disposal of discontinued
 operations (net of taxes of none in
 2001 and 2000)......................        (10,338)             --         (10,338)             --
Loss from discontinued operations
 (net of taxes of none in 2001 and
 in 2000.............................         (3,759)         (8,469)         (7,294)        (16,465)
Income (loss of business held for
 sale (net of taxes of none in 2001
 and 2000)...........................         (2,230)            693          (4,140)          1,241
                                        ------------    ------------    ------------    ------------
   Net loss.........................         (17,313)         (7,918)        (23,969)        (14,857)

Benefit from extinguishment of
 mandatorily redeemable preferred
 stock...............................          1,505              --           2,337              --
                                        ------------    ------------    ------------    ------------
    Net loss applicable to common
     stockholders....................        (15,808)         (7,918)        (21,632)        (14,857)
Other comprehensive loss, net of tax:
    Unrealized gain (loss) on
     marketable securities...........             --             (11)             --            (141)
    Foreign currency translation
     adjustments.....................             --               1              --              11
                                        ------------    ------------    ------------    ------------
    Comprehensive loss...............   $    (15,808)   $     (7,928)   $    (21,632)   $    (14,987)
                                        ============    ============    ============    ============

Basic and diluted loss per share:
    Income (loss) per share from
     continuing operations............  $      (0.02)   $       0.00    $      (0.04)   $       0.01
    Loss per share from discontinued
     operations.......................  $      (0.28)   $      (0.14)   $      (0.37)   $      (0.21)
    Loss per share applicable to
     common stockholders..............  $      (0.27)   $      (0.14)   $      (0.37)   $      (0.20)
                                        ------------    ------------    ------------    ------------
Weighted average number of common
 shares outstanding..................     58,512,864      55,916,857      58,296,491      72,762,923
                                        ============    ============    ============    ============



   The accompanying notes are an integral par of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                        For the six months ended
                                                                                   -------------------------------------
                                                                                   June 30, 2001       June 30, 2000
                                                                                   ----------------    -----------------
                                                                                               (unaudited)
Cash flows from operating activities:
     Net loss...................................................................   $        (23,969)   $         (14,857)
     Loss from discontinued operations..........................................             21,772               15,224
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation, amortization and accretion.............................                423                  405
           Changes in operating assets and liabilities:
              Accounts receivable...............................................                 28                  345
              Deferred pension asset............................................                316               (1,636)
              Other assets......................................................              2,024                2,816
              Accounts payable..................................................               (358)                 273
              Other accrued liabilities and income taxes payable................              2,800                2,602
              Net liabilities of discontinued operations........................               (848)              (2,476)
              Other liabilities.................................................               (640)                (791)
                                                                                   ----------------    -----------------
                    Net cash provided by continuing operations..................              1,548                1,905
                    Net cash used in discontinued operations....................             (7,529)             (13,749)
                                                                                   ----------------    -----------------
                    Net cash used in operating activities.......................             (5,981)             (11,844)
                                                                                   ----------------    -----------------
Cash flows from investing activities:
     Purchases of short-term investments........................................                 --              (27,219)
     Proceeds received on the maturity of short-term investments................              5,001               36,225
     Proceeds from the sale of short-term investments...........................                 --                8,730
     Additions to property, plant and equiment..................................                 --                 (108)
                                                                                   ----------------    -----------------
                    Net cash provided by continuing operations..................              5,001               17,628
                    Net cash used in discontinued operations....................             (1,259)              (2,343)
                                                                                   ----------------    -----------------
                    Net cash provided by investing activities...................              3,742               15,285
                                                                                   ----------------    -----------------
Cash flows from financing activities:
     Borrowings under working capital facilities................................                 --                1,302
     Repayments under working capital facilities................................             (1,715)                (752)
     Repayment of notes payable-affiliates......................................                 --                  (12)
     Proceeds from issuance of common stock.....................................                  9                   81
                                                                                   ----------------    -----------------
                    Net cash provided by (used in) continuing operations........             (1,706)                 619
                    Net cash used in discontinued operations....................                 --                  (29)
                                                                                   ----------------    -----------------
                    Net cash provided by (used in) financing activities.........             (1,706)                 590
                                                                                   ----------------    -----------------
                    Effects of exchange rates on discontinued operations........                 --                   11
                                                                                   ----------------    -----------------
                    Effects of exchange rates on discontinued operations........                (75)                 144
                                                                                   ----------------    -----------------
                    Net increase (decrease) in cash and cash equivalents........             (4,020)               4,186
Cash and cash equivalents, beginning of period..................................             10,384               10,598
                                                                                   ----------------    -----------------
Cash and cash equivalents, end of period........................................   $          6,364    $          14,784
                                                                                   ================    =================


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation

     Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. In recent years, the Company launched a program to reposition itself in the Internet video industry, providing programming, services and technology. The Company's internal Internet video operations, acquisitions and strategic investments were consolidated into iNEXTV Corporation ("iNEXTV" or "iNEXTV.com"), a wholly-owned subsidiary. In July 2001, the Company announced that it will close iNEXTV's operations in New York City and will terminate the development of Internet video technology in Redwood City, California. It will also discontinue making investments in its partially-owned affiliates, Alternative Entertainment Network, Inc. ("AENTV" or "AENTV.com") in Los Angeles and TV1 Internet Television, ("TV1"or "TV1.de") in Munich, Germany. As a result, the operations of iNEXTV have been classified as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. At June 30, 2001, the Company established a reserve for the costs of closure and to write-off its investment in iNEXTV which is included in "Loss on Disposal of Discontinued Operations." The liabilities of iNEXTV and reserve for closure costs are included in "Net liabilities of Discontinued Businesses" in the Consolidated Balance Sheet as at June 30, 2001. The assets or liabilities of iNEXTV are included in the Consolidated Balance Sheet as of December 31, 2000.

     In September 2000, the Company discontinued making investments in its partially-owned affiliate TV onthe WEB, Inc. ("TV onthe WEB") and wrote off its remaining investment in the subsidiary and ceased to include it in the Company's Consolidated Financial Statements. As a result, there are no assets or liabilities of TV onthe WEB included in the Consolidated Balance Sheet for all periods presented.

     As of the year ended 1999, the Company announced plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. For accounting reporting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets. The Company continues to have discussions with prospective buyers but does not currently anticipate that it will close a transaction in 2001, if at all.

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

     The Company's continuing operations consist of Ampex's intellectual property licensing activities.

Liquidity and Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses for several quarters and has restructured certain of its businesses and discontinued certain businesses. The Company's liquidity has declined substantially in recent periods and it requires additional capital to meet its obligations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's working capital has declined substantially from December 31, 1999 to December 31, 2000 and further declined in the first half of 2001. The Company has experienced a substantial reduction in its cash and marketable securities which declined to $6.4 million at June 30, 2001. In November 2000, Data Systems issued Senior Secured Notes providing net proceeds of approximately $8 million. The Notes are secured by certain assets of the Company and Data Systems. Ampex has entered into an agreement to sell and leaseback certain real estate and would apply the net proceeds from the transaction to repay the Notes. The sale and leaseback agreement is subject to a number of material contingencies, including the buyer obtaining financing for a significant portion of the purchase price, and there can be no assurance that this transaction will be completed. The Notes as amended are scheduled to mature on the earlier of August 31, 2001 or the sale of Data Systems. The Company and representatives of the Noteholders have reached an agreement in principal to extend the maturity date to October 31, 2001 to complete the sale and leaseback. Pursuant to an agreement between the Company, Hillside Capital Incorporated ("Hillside") and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. The Company has notified Hillside that it does not have sufficient liquidity to make currently scheduled pension contributions and pursuant to its agreement has requested Hillside to fund the pension contributions. The Company will issue to Hillside a Note in the amount of the required contributions. Data

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation (cont'd.)

Systems requires additional working capital financing in order to fund outstanding payables and other obligations. To date, Data Systems has been unable to obtain additional financing, although it is currently exploring potential financing sources. The Company is scheduled to make an interest payment of approximately $2.6 million on its Senior Notes due September 15, 2001. Management intends to seek to negotiate a deferral of this obligation and a restructuring of the indebtedness. While the Company is actively addressing each of these issues, if the Company is unable to restructure its indebtedness or if Data Systems is unable to conclude new financing arrangements, either or both companies may be required to seek bankruptcy protection. In this event the Company's Stock may be negatively affected or rendered worthless. The Company has entered into discussions with certain consumer electronics manufacturers to license the Company's intellectual property for use in the manufacture of digital camcorders, DVDs and computer games. These capital raising strategies are in preliminary stages, and there can be no assurance that they will be successful or raise sufficient resources in time for the Company to remain a going concern. Furthermore, the Company's debt indentures include provisions that may adversely impact the ability to complete a sale of all or substantially all of its assets.

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

     In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes APB16, Business Combinations. The provisions of FAS 141 are required to be adopted July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

     FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The provisions of FAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company will adopt FAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

     The Company will adopt FAS 142 effective January 1, 2002. At June 30, 2001 there was no goodwill and goodwill amortization on the Company's financial statements.

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

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business Held for Disposition (cont'd.)

     A summary of the operating results of Data Systems is as follows:


                                                  Three months ended          Six months ended
                                                 ----------------------     ----------------------
                                                  June 30,      June 30,    June 30,     June 30,
                                                    2001         2000         2001         2000
                                                 ---------     --------     --------     ---------
                                                                   (in thousands)
Revenues .....................................      8,128       12,029       17,953       23,768
Costs and operating expenses .................     (9,938)      11,426      (21,277)      22,716
Operating income (loss) ......................     (1,810)         603       (3,323)       1,052
Interest expense .............................       (435)         (13)        (842)         (26)
Income (loss) of business held for
 disposition..................................     (2,230)         693       (4,140)       1,241

     A summary of the assets and liabilities of Data Systems is as follows:


                                         June 30,        December 31,
                                           2001             2000
                                         --------        -----------
                                              (in thousands)
Current assets .....................     $ 24,314        $    26,040
Property, plant and equipment, net..        5,660              6,010
Other assets .......................          139                159
Senior Discount Notes ..............       (9,064)            (8,240)
Current liabilities ................       10,979)           (11,062)
Other liabilities ..................         (375)              (552)
Other ..............................         (561)              (695)
                                         --------        -----------
Net assets of segment to be sold....     $  9,134        $    11,660
                                         --------        -----------


     In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems. Ampex has entered into an agreement to sell and leaseback certain real estate which is subject to a number of significant closing conditions, including the buyer obtaining a financing commitment for a substantial portion of the purchase price. There can be no assurance that the sale and leaseback will be completed. The Company would apply the net proceeds from the transaction to repay the Senior Discount Notes. The Notes, as amended, are scheduled to mature on the earlier of August 31, 2001 or the sale of Data Systems. The Company and representatives of the Noteholders have reached an agreement in principal to extend the Note maturity date to October 31, 2001 to facilitate the completion of the sale and leaseback of certain real estate discussed above.

     In the three months ended June 2001, Data Systems recorded a net restructuring charge of $0.8 million. The $0.8 million restructuring charge are costs associated with the elimination of approximately 73 U.S. positions in engineering, manufacturing and administration. At June 30, 2001, Data Systems had paid and charged $0.5 million against the liability accounts related to the termination benefits set up for the 2001 restructuring and terminated 71 employees. At June 30, 2001, the Company includes the remaining balance of Data Systems accrued restructuring of $0.5 million as part of its net liabilities of discontinued operations. Included in the Data Systems accrued restructuring are prior year lease obligations totaling $32 thousand related to vacated or abandoned leases which have not been discounted to present value.

Note 4 - Discontinued Operation

     As of the year-end 2000, the Board of Directors of the Company authorized management to close MicroNet and to establish a reserve for the costs of closure and to write-off its investment. Management is attempting to liquidate MicroNet's assets and plans to distribute the proceeds to MicroNet's creditors. The Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000 did not include any assets or liabilities of MicroNet.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Discontinued Operation (cont'd.)

     A summary of the operating results of MicroNet are as follows:


                                                         Three months ended          Six months ended
                                                       ----------------------     ----------------------
                                                        June 30,     June 30,      June 30,     June 30,
                                                          2001         2000         2001          2000
                                                       ---------     --------     --------     ---------
                                                                         (in thousands)
Revenues ..........................................         --         2,990          --          6,251
Costs and operating expenses excluding amortization         --        (4,045)         --         (7,777)
Goodwill amortization .............................         --          (303)         --           (606)
Operating loss ....................................         --        (1,358)         --         (2,132)
Loss from discontinued operations .................         --        (1,358)         --         (2,132)


     In July 2001, the Board of Directors of the Company authorized management to close iNEXTV and to cease future funding of its other Internet-based affiliates, AENTV and TV1, and to establish a reserve for the costs of closure at the end of the quarter ended June 30, 2001.

     A summary of the operating results of iNEXTV are as follows:


                                                        Three months ended          Six months ended
                                                      ----------------------     ----------------------
                                                      June 30,      June 30,     June 30,      June 30,
                                                        2001         2000          2001          2000
                                                      ---------     --------     --------     ---------
                                                                         (in thousands)
Revenues ..........................................         58          488          188         1,090
Costs and operating expenses excluding amortization     (3,233)      (6,203)      (6,277)      (13,240)
Goodwill amortization .............................        (84)      (1,156)        (211)       (1,730)
Operating loss ....................................     (3,259)      (6,871)      (6,300)      (13,880)
Equity loss of unconsolidated subsidiary ..........       (502)        (226)        (999)         (452)
Loss from discontinued operations .................     (3,759)      (7,111)      (7,294)      (14,333)

     Internet revenues in 2000 were principally from webcasting, video production and event marketing services, substantially all of which were provided by the Company's subsidiary, TV onthe WEB, which the Company ceased funding in October 2000. For the three and six months ended June 30, 2000, TV onthe WEB reported a net loss of $2.2 million and $4.2 million, respectively. Since October 1, 2000, the Company has not recognized any revenues or expenses of TV onthe WEB in its consolidated financial statements.

     A summary of the loss on disposal of iNEXTV is as follows:


                                                        Three months ended          Six months ended
                                                      ----------------------     ----------------------
                                                      June 30,      June 30,     June 30,      June 30,
                                                        2001          2000         2001          2000
                                                      ---------     --------     --------     ---------
                                                                        (in thousands)
Reserve for closure .......................             (5,736)          --       (5,736)          --
Impairment charge .........................             (4,602)          --       (4,602)          --
Loss on disposal of discontinued operations            (10,338)          --      (10,338)          --

     The impairment charge recorded in the quarter ended June 30, 2001 reflects the write-off of the Company's unamortized investment in the Internet businesses. The reserve for closure costs includes future payments to be made over a seven year period for facility rental commitments and related costs of $5.0 million, which may be mitigated if they are sublet in the future, employee and contractor severance costs of $0.6 million and other costs of $0.1 million.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Computation of Basic and Diluted Loss per Share

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):


                                                                    Three months ended          Six months ended
                                                                  ----------------------     ----------------------
                                                                  June 30,      June 30,      June 30,     June 30,
                                                                    2001          2000          2001         2000
                                                                  ---------     --------     --------     ---------
Numerator - Basic and Diluted

     Income (loss) from continuing operations.............        $    (986)    $   (142)    $ (2,197)    $     367
                                                                  ==========    =========    =========    =========

     Net loss applicable to common stockholders...........        $ (15,808)    $ (7,918)    $(21,632)    $ (14,857)
                                                                  ==========    =========    =========    =========
Denominator  - Basic

     Weighted average common stock outstanding............           58,513       55,917       58,296        55,718
                                                                  ==========    =========    =========    =========
Basic income (loss) per share
     from continuing operations...........................        $   (0.02)    $   0.00     $  (0.04)    $    0.01
                                                                  ==========    =========    =========    =========
Basic loss per share
     applicable to common stockholders....................        $   (0.27)    $  (0.14)    $  (0.37)    $   (0.27)
                                                                  ==========    =========    =========    =========
Denominator  - Diluted

     Weighted average common stock outstanding............            58,513      55,917       58,296        55,718
     Contingent shares due to acquisition.................               --           --           --           720
     Effect of dilutive securities
         Stock options....................................               --           --           --           947
         Redeemable and convertible preferred stock.......               --           --           --        15,160
         Warrants.........................................               --           --           --           218
                                                                  ----------    ---------    ---------    ---------
                                                                     58,513       55,917       58,296        72,763
                                                                  ==========    =========    =========    =========
 Diluted income (loss) per share
     from continuing operations...........................        $   (0.02)    $   0.00     $  (0.04)     $   0.01
                                                                  ==========    =========    =========    =========
Diluted loss per share
     applicable to common stockholders....................        $   (0.27)    $  (0.14)    $  (0.37)     $  (0.20)
                                                                  ==========    =========    =========    =========

     In the six months ended June 30, 2001, holders of 358 shares of Convertible Preferred Stock converted their holdings into 286,400 shares of Common Stock and 1,074 shares of Redeemable Preferred Stock were redeemed into 859,200 shares of Common Stock which are included in the weighted average common stock outstanding from the date of exchange. In the six months ended June 30, 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock and 1,074 shares of Redeemable Preferred Stock were redeemed into 690,279 shares of Common Stock which are included in the weighted average common stock outstanding from the date of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the three and six months ended June 30, 2001 and the three months ended June 30, 2000, respectively, since they are anti-dilutive. If the Company was to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 13,262,700 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation. At June 30, 2001 such additional shares of Common Stock would be anti-dilutive to the diluted loss per share reported.

     Stock options to purchase 3,767,940 shares of Common Stock at prices ranging from $0.26 to $6.00 per share were outstanding at June 30, 2001, but were not included in the computation of diluted loss per share as they are anti-dilutive.

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Computation of Basic and Diluted Loss per Share (cont'd.)

     Stock options to purchase 3,324,922 shares of Common Stock at prices ranging from $1.0625 to $6.00 per share were outstanding at June 30, 2000, but were not included in the computation of diluted loss per share for the three months ended June 30, 2000 as they are anti-dilutive.

     In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 11. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of the exchange. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding for the three and six months ended June 30, 2001 and the three months ended June 30, 2000, respectively, since they are anti-dilutive.

Note 6 - Supplemental Schedule of Cash Flow Information


                                       Six months ended June 30,
                                   ---------------------------------
                                       2001                 2000
                                   -------------       -------------
                                            (in thousands)
Interest paid ................        $ 2,640             $ 2,641
Income taxes paid ............            466                 697
Redeemable preferred stock....         (1,074)             (2,148)
Convertible preferred stock...           (716)             (1,520)
Issuance of common stock......          1,790               3,668

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

     On May 17, 2001, Sumitomo Marine Management (USA), Inc. and Great American Insurance Company filed suit in the Superior Court of New Jersey as subrogees of Casio, Inc. against AENTV and others, alleging that Arnold Schwarzenegger had sought and obtained payment from Casio based on its use in an ad of an image of Schwarzennegger as the Terminator, which had been purchased from the defendants and was extracted from a television show on the making of "The Terminator" created by defendants. Plaintiffs allege they paid "millions" in settlement of Schwarzenegger's claim. Suit seeks unspecified damages and costs.

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

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Preferred Stock

     Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. In the six months ended June 30, 2000, the Company issued 286,400 shares of Common Stock to satisfy the quarterly redemption requirements, leaving 767 shares of Convertible Preferred Stock outstanding. In the six months ended June 30, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the six months ended June 30, 2001, the Company issued 859,200 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 16,099 shares of Redeemable Preferred Stock outstanding. In the six months ended June 30, 2000, the Company issued 690,279 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $5.8 million face amount of Convertible and Redeemable Preferred Stock over the next twelve months. The Company has the option to redeem the Redeemable Preferred Stock at any time and the Convertible Preferred Stock beginning in June 2001, and has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2001. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

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

Note 10 - Accumulated Other Comprehensive Income

     The balances of each classification within accumulated other comprehensive income are as follows:


                                                        Minimum
                                                        Pension
                                                       Liability
                                                     -------------
                                                     (in thousands)
     December 31, 2000........................       $      17,553
     Current period change....................                  --
                                                     -------------
     June 30, 2001............................       $      17,553
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

                                AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Senior Notes (cont'd.)

     The Company is scheduled to make an interest payment of approximately $2.6 million on its Senior Notes due on September 15, 2001. Management intends to seek to negotiate a deferral of this obligation and a restructuring of the Notes. If the Company is unable to restructure the Notes, the Company may be required to seek bankruptcy protection which might result in the Company's Common Stock becoming worthless.

Note 12 - Segment Reporting

     The Company has one operating segment: licensing of intellectual property. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income or loss from continuing operations before income taxes excluding goodwill amortization and asset writedowns.

     Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.


                                                        Six Months Ended June 30, 2001
                                                   -----------------------------------------
                                                   Licensing of   Eliminations
                                                   Intellectual       and
                                                    Property       Corporate        Totals
                                                   -----------    -----------    -----------
Revenues from external customers .......           $    4,517     $        --    $     4,517
Interest income ........................                   --             200            200
Interest expense .......................                   --           2,690          2,690
Depreciation, amortization and accretion                   --             423            423
Segment income (loss) ..................                4,131          (5,862)        (1,731)
Segment assets .........................                   --          20,188         20,188
Expenditures for segment assets ........                   --              --             --


                                                        Six Months Ended June 30, 2000
                                                   -----------------------------------------
                                                   Licensing of   Eliminations
                                                   Intellectual       and
                                                    Property       Corporate        Totals
                                                   -----------    -----------    -----------
Revenues from external customers .......           $    6,706     $        --    $     6,706
Interest income ........................                   --             729            729
Interest expense .......................                   --           2,714          2,714
Depreciation, amortization and accretion                    2             405            405
Segment income (loss) ..................                6,098          (5,043)         1,055
Segment assets .........................                    1          60,032         60,033
Expenditures for segment assets ........                   --             108            108

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

Going Concern

     The Company has previously disclosed that it may not be able to continue as a going concern. As discussed below, the Company's subsidiary, Data Systems, requires additional working capital financing to fund outstanding payables and other liabilities and will be required to repay short-term debt secured by certain real estate in the near future. The Company is scheduled to make an interest payment of approximately $2.6 million on its Senior Notes which is due September 15, 2001. The Company intends to seek to negotiate a deferral of this obligation and a restructuring of the Notes. If the Company is unable to restructure its indebtedness or if Data Systems is unable to conclude new financing arrangements, either or both companies may be required to seek bankruptcy protection. Such an event may result in the Company's Common Stock being negatively affected or becoming worthless.

     In 1999, Ampex launched a program to reposition the Company in the Internet video industry, providing programming, services and technology. The Company's Internet video operations, acquisitions and strategic investments were consolidated into iNEXTV Corporation, a wholly-owned subsidiary.

     In order to provide funding for its Internet video operations the Company announced in February 2000, plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary which makes high performance tape-based mass data storage products. Data Systems has since been accounted for as a discontinued operation.

Discontinuance of Internet Video Development Strategy

     To date, Ampex has been unable to conclude an acceptable sale of Data Systems or to raise capital from other sources to fund the cash requirements of iNEXTV. Accordingly, on July 20, 2001, the Company announced that it will close iNEXTV's operations in New York City and will terminate the development of Internet video technology in Redwood City, California. It will also discontinue making investments in its partially-owned affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany The Company intends to sell the assets of iNEXTV but does not currently expect that it will generate significant proceeds from such sales. In the quarter ended June 30, 2001, Ampex wrote off its investments in those entities completely and provided a reserve for the costs of closing all operations.

     Prior to its closure iNEXTV became one of the most active video websites. Traffic grew materially from approximately 163 thousand minutes of video in Q4 2000 to approximately 808 thousand minutes in Q1 2001 and 3.2 million minutes in Q2 2001, due to success in expanding its distribution network. iNEXTV also reduced its operating expenditures significantly while increasing its program production to in excess of 200 video segments per month. However, while management continues to believe that the use of video for branding on the Internet will, in the future, become widely accepted, current advertising market conditions are extremely adverse. As a result, the Company's ability to generate advertising revenues was severely limited. Ampex approached numerous potential financial or strategic investors for iNEXTV but was unsuccessful in raising additional capital. In view of Ampex's inability to provide additional funding, iNEXTV was required to suspend its operations. In the second quarter of 2001, Ampex recorded a charge of approximately $4.6 million to write-off its investments in iNEXTV and its affiliates. In addition, the Company recorded a charge of approximately $5.7 million to reflect other costs of closure, principally real estate leases. Such costs may be mitigated to the extent that the Company is able to sublet its facilities. The impairment charge and reserve for closure costs are included in Loss on Disposal of Discontinued Operations.

     Ampex continues to seek a buyer for Data Systems. For accounting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold of this segment is reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000. The Company continues to have discussions with prospective buyers but does not currently anticipate that it will close a transaction in 2001, if at all.

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

     The Company's continuing operations consist of Ampex's intellectual property licensing activities.

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

     Royalty Income. Royalty income was $2.2 million and $3.6 million in the second quarters of 2001 and 2000, respectively, and $4.5 million and $6.7 million in the first half of 2001 and 2000, respectively. The Company's royalty income derives from patent licenses. The Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. The Company is assessing whether manufacturers of digital camcorders and cameras, computer video games and DVD recorders are using its patented technology and has entered into preliminary discussions with certain manufacturers to license the Company's patents for such use. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities.

     Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by the Company's in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by the Company of patents held by third parties or seeking to invalidate patents held by the Company. See "Legal Proceedings," below

     Selling and Administrative. Selling and administrative expenses not allocated to Discontinued Operations was $1.4 million and $1.7 million in the three months ended June 30, 2001 and June 30, 2000, respectively and was $3.3 million and $2.7 million in the comparable six months ended June 30, 2001 and June 30, 2000. The increase in the comparable six-month period relates to one-time occupancy costs charged in the first three months of 2001 offset in part by a recovery of $0.2 million of legal fees through an insurance claim in the three months ended June 30, 2001.

     Operating Income. The Company had operating income of $0.6 million and $0.8 million, respectively, in the three and six months ended June 30, 2001 compared to $1.7 million and $3.4 million, respectively in the three and six months ended June 30, 2000. The decrease in operating income in the three and six months ended June 30, 2001 from 2000 was due to a reduction in royalty income.

     Interest Expense. Interest expense is associated primarily with $44.0 million of 12% Senior Notes, due 2003 and Warrants to purchase approximately
1.02 million shares of Common Stock in January and July 1998. Interest expense associated with the Senior Discount Notes issued in November 2000 is included in Loss of Business Held for Sale.

     Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the issuance of the 12% Senior Notes are being charged to expense over five years.

     Interest Income. Interest income is earned on cash balances and short and long-term investments. In the three and six months ended June 30, 2001 the Company had significantly lower investment balances compared to the three and six months ended June 30, 2000, which resulted in lower interest income.

     Other (Income) Expense, Net. For the three and six months ended June 30, 2001, other (income) expense, net consists primarily of foreign currency transaction gains and losses. In the three and six months ended June 30, 2000, other (income) expense, net, included the value of the settlement of certain litigation between the Company and a shareholder of a former Internet investment.

     Provision for Income Taxes. The provisions for income taxes in the three and six months ended June 30, 2001 and 2000 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any material provision for U.S. Federal income tax in any of these periods due to the utilization of net operating loss carry forwards and timing differences. At June 30, 2001, the Company had net operating loss carry forwards for income tax purposes of $125 million, expiring in the years 2007 through 2015. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

     Income (Loss) of Business Held for Sale. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. To date, no acceptable offers to purchase Data Systems have been received, although the Company continues to offer Data Systems for sale. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations, income
(loss) of business held for sale, net of taxes, of ($2.2) million and $(4.1) million in the three and six months ended June 30, 2001, respectively, and $0.7 million and $1.2 million in the three and six months ended June 30, 2000, respectively.

     A summary of the operating results of Data Systems is as follows:

                                                   Three months ended          Six months ended
                                                 ----------------------     ----------------------
                                                  June 30,     June 30,     June 30,      June 30,
                                                    2001         2000         2001          2000
                                                 ---------     --------     --------     ---------
                                                                   (in thousands)
Revenues .....................................      8,128       12,029       17,953       23,768
Costs and operating expenses .................     (9,938)      11,426      (21,277)      22,716
Operating income (loss) ......................     (1,810)         603       (3,323)       1,052
Interest expense .............................       (435)         (13)        (842)         (26)
Income (loss) of business held for disposition     (2,230)         693       (4,140)       1,241


     In the three months ended June 2001, Data Systems recorded a net restructuring charge of $0.8 million. The $0.8 million restructuring charge are costs associated with the elimination of approximately 73 U.S. positions in engineering, manufacturing and administration. At June 30, 2001, Data Systems had paid and charged $0.5 million against the liability accounts related to the termination benefits set up for the 2001 restructuring and terminated 71 employees. At June 30, 2001, the Company includes the remaining balance of Data Systems accrued restructuring of $0.5 million as part of its net liabilities of discontinued operations. Included in the Data Systems accrued restructuring are prior year lease obligations totaling $32 thousand related to vacated or abandoned leases which have not been discounted to present value.

     Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations

     In February 2001, the Board of Directors of the Company authorized management to close MicroNet, its wholly-owned subsidiary that made high performance disk arrays and Storage Area Networks, and to establish a reserve for the costs of closure at the year ended December 31, 2000.

     A summary of the operating results of MicroNet are as follows:


                                                                    Three months ended          Six months ended
                                                                  ----------------------     ----------------------
                                                                   June 30,     June 30,     June 30,     June 30,
                                                                     2001         2000         2001         2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)
         Revenues ..........................................             --       2,990            --        6,251
         Costs and operating expenses excluding amortization             --      (4,045)           --       (7,777)
         Goodwill amortization .............................             --        (303)           --         (606)
         Operating loss ....................................             --      (1,358)           --       (2,132)
         Loss from discontinued operations .................             --      (1,358)           --       (2,132)

         In July 2001, the Board of Directors of the Company authorized management to close iNEXTV's operations in New York and to cease future funding of its other Internet-based and partially-owned affiliates, AENTV in Los Angeles and TV1 in Munich, Germany, and to establish a reserve for the costs of closure at the end of the quarter ended June 30, 2001.

         A summary of the operating results of iNEXTV are as follows:


                                                                    Three months ended          Six months ended
                                                                  ----------------------     ----------------------
                                                                   June 30,     June 30,     June 30,     June 30,
                                                                     2001         2000         2001         2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)
         Revenues.............................................           58          488          188         1,090
         Costs and operating expenses excluding amortization..       (3,233)      (6,203)      (6,277)      (13,240)
         Goodwill amortization................................          (84)      (1,156)        (211)       (1,730)
         Operating loss.......................................       (3,259)      (6,871)      (6,300)      (13,880)
         Equity loss of unconsolidated subsidiary.............         (502)        (226)        (999)         (452)
         Loss from discontinued operations....................       (3,759)      (7,111)      (7,294)      (14,333)


     Internet revenues in 2000 were principally from webcasting, video production and event marketing services, substantially all of which were provided by the Company's subsidiary, TV onthe WEB, which the Company ceased funding in October 2000. For the three and six months ended June 30, 2000, TV onthe WEB reported a net loss of $2.2 million and $4.2 million, respectively. Since October 1, 2000, the Company has not recognized any revenues or expenses of TV onthe WEB in its consolidated financial statements.

     A summary of the loss on disposal of iNEXTV are as follows:


                                                                    Three months ended          Six months ended
                                                                  ----------------------     ----------------------
                                                                   June 30,     June 30,     June 30,     June 30,
                                                                    2001          2000         2001         2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)
         Reserve for closure...............................          (5,736)          --       (5,736)           --
         Impairment charge.................................          (4,602)          --       (4,602)           --
         Loss on disposal of discontinued operations.......         (10,338)          --      (10,338)           --

     The impairment charge recorded in the quarter ended June 30, 2001 reflects the write-off of the Company's unamortized investment in the Internet businesses. The reserve for closure costs includes future payments to be made over a seven year period for facility rental commitments and related costs of $5.0 million, which may be mitigated if they are sublet in the future, employee and contractor severance costs of $0.6 million and other costs of $0.1 million.

     Net Loss. The Company reported a net loss of $17.3 million and $24.0 million, respectively, in the three and six months ended June 30, 2001 compared to a net loss of $7.9 million and $14.9 million, respectively, in the three and six months ended June 30, 2000, primarily as a result of the factors discussed above under "Royalty Income," and "Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations."

     Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. In the three and six months ended June 30, 2001, the Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable and Convertible Preferred Stock, which was higher than fair value per share of Common Stock. As a result the Company recorded a benefit available to common stockholders of $1.5 million and $2.3 million, respectively, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations.

Liquidity and Capital Resources

     Going Concern. The Company has previously disclosed that it may not be able to continue as a going concern. As discussed below, the Company's subsidiary, Data Systems, requires additional working capital financing in order to fund outstanding payables and other obligations. To date, Data Systems has been unable to obtain additional financing although it is currently exploring potential financing sources and will be required to repay short-term debt secured by certain real estate in the near future. The Company is scheduled to make an interest payment of approximately $2.6 million on its Senior Notes which is due September 15, 2001. Management intends to seek to negotiate a deferral of this obligation and a restructuring of the indebtedness. If the Company is unable to restructure its indebtedness or if Data Systems is unable to conclude new financing arrangements, either or both companies may be required to seek bankruptcy protection. In such event, the Company's Common Stock may be negatively affected or become worthless.

     Cash Flow. At June 30, 2001, the Company had cash and short-term investments of $6.4 million and working capital deficit of $4.8 million. At December 31, 2000, the Company had cash and short-term investments of $15.4 million and working capital of $8.3 million. Data Systems, which is accounted for as a "Business Held for Sale," had working capital of $0.9 million and $5.4 million at June 30, 2001 and December 31, 2000, respectively. Working capital of Data Systems has been classified in "Net Assets of Business Held for Sale" at June 30, 2001 and December 31, 2000. The decline in cash and short-term investments in the six months ended June 30, 2001 results primarily from operating losses of the Company's Internet video businesses and operations of the Internet Technology Group as well as cash utilized in Data Systems. These losses more than offset operating income from the Company's non-Internet technology licensing activities. Cash provided by continuing operations totaled $1.5 million in the six months ended June 30, 2001 and $1.9 million in the six months ended June 30, 2000. Cash used in discontinued operations totaled $7.5 million in the six months ended June 30, 2001 and $13.7 million in the six months ended June 30, 2000.

     Pursuant to an agreement between the Company, Hillside Capital Incorporated, ("Hillside") and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. The Company has notified Hillside that, due to its declining liquidity, it is unable to make the pension contribution amounting to $0.5 million, due no later than August 15, 2001. The Company will issue a Note to Hillside in the amount of the pension contribution.

     The Company has announced its intention to sell Data Systems, which manufactures the Company's high performance mass data storage and instrumentation products for entertainment and government applications. At the date of these financial statements, the Company continues to meet with and have discussions with prospective buyers but has not entered into a definitive sale agreement. Accordingly, the Company does not anticipate being able to close a transaction in 2001, if at all.

     In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems. Ampex has entered into an agreement to sell and leaseback certain real estate which is subject to a number of significant closing conditions, including the buyer obtaining a financing commitment for a substantial portion of the purchase price. There can be no assurance that the sale and leaseback will be completed. The Company would apply the net proceeds from the transaction to repay the Senior Discount Notes. The Notes, as amended, are scheduled to mature on the earlier of August 31, 2001 or the sale of Data Systems. The Company and representatives of the Noteholders have reached an agreement in principal to extend the Note maturity date to October 31, 2001 to facilitate the completion of the sale and leaseback of certain real estate discussed above.

     The Company has recently reduced headcount and overhead expenses of Data Systems in order to operate at a cash breakeven level at current sales levels. In the second quarter ended June 30, 2001, Data Systems recorded a restructuring reserve of $0.8 million in connection with its cost reduction initiatives. There can be no assurance that the cost savings to be realized will be adequate for Data Systems to return to profitability.

     The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At June 30, 2001, the Company had borrowings outstanding of $0.7 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. Data Systems inventories have increased beyond desired levels due to customer deferral of shipping dates and postponed orders pending government funding. The increase in inventories has decreased the liquidity of Data Systems. The Company is seeking to expand its working capital facilities to provide additional borrowing capacity at Data Systems as it realizes operational cost savings and reduces its investment in inventories. Data Systems has been required to delay payment to its suppliers and venders pending new working capital facilities and, at June 30, 2001, past due amounts were significant. If an expanded working capital facility is not made available, Data Systems may be required to sell other assets to raise liquidity, which if unsuccessful may adversely impact Data Systems' ability to remain a going concern.

     In April 2001, the staff of the American Stock Exchange ("Amex") notified the Company that it would conduct a review of the Company's eligibility for continued listing on the Amex, and requested certain additional information and financial data concerning the Company's business and financial condition. The Company submitted this information and in July the Exchange informed the Company that it would continue the Company's listing pending a review of the September 30, 2001 Form 10-Q, subject to continued monitoring of the Company's public disclosures.

     Debt Agreements. In 1998, the Company issued $44.0 million of its 12% Senior Notes due March 15, 2003, together with Warrants to purchase 1.02 million shares of its Class A Common Stock (the "Class A Stock"). The Company has applied a substantial portion of the debt proceeds to fund acquisitions and the Company's Internet video businesses, that have subsequently become impaired and have been written off due to the Company's inability to raise additional capital for them. The Company has recently restructured Data Systems so that it is capable of breaking even at a lower level of sales. Until these cost savings are fully realized and cash can be generated through the reduction in inventories, the Company has been required to invest additional cash to fund Data Systems' operating losses. The Company is seeking to expand its working capital facility to provide the requisite amount of liquidity for Data Systems. The Company expects to seek approval from the Company's lenders for the Data Systems working capital facility as well as the Hillside notes discussed above. The indenture under which the 12% Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries.

     In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of approximately $8.0 million, which used to fund the Company's short-term working capital requirements. The Notes as amended are secured by certain assets of Data Systems and the Company and are due on the earlier of August 31, 2001 or the divestiture of Data Systems. The Company and representatives of the Noteholders have reached an agreement in principal to extend the Note maturity date to October 31, 2001 to facilitate the completion of the sale and leaseback of certain real estate discussed above. Ampex plans to repay the Senior Discount Notes out of the proceeds of the anticipated sale and leaseback or sale of Data Systems as described above. The sale and leaseback is subject to a number of contingencies and there can be no assurance that it will be completed. If the sale and leaseback is not consummated, the Company believes it will be required to seek to restructure the Senior Discount Notes. Should such a restructuring not be agreed to, it would have a material adverse effect on the Company's liquidity and ability to remain a going concern.

     The Company is aggressively pursuing its traditional licensing activities and is seeking to accelerate the receipt of royalties. The Company's declining liquidity may necessitate discussions with the Company's lenders to modify the terms of its debt agreement to permit additional debt as discussed above and perhaps to defer or to capitalize impending interest payments. The Company has an interest payment of $2.6 million due in September 2001 on the 12% Senior Notes and interest of approximately $1.1 million has accrued on the Senior Discount Notes at June 30, 2001. There can be no assurance that the lenders and the Company will agree to amend the Senior Notes or Senior Discount Notes to permit the deferral of all or a portion of such interest payments. Failure to restructure indebtedness may require the Company to seek to sell assets or raise additional capital on terms that may not be desirable or permitted by its indentures. Failure to raise additional capital may adversely effect the Company's ability to remain a going concern.

Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes APB16, Business Combinations. The provisions of FAS 141 are required to be adopted July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

     FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The provisions of FAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company will adopt FAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

     The Company will adopt FAS 142 effective January 1, 2002. At June 30, 2001 there was no goodwill and goodwill amortization on the Company's financial statements.

Risk Factors

Ability to Continue as a Going Concern

     As discussed in the Notes to the Unaudited Financial Statements for the three and six months ended June 30, 2001, there exists substantial uncertainty as to the Company's ability to continue as a going concern. The Company has incurred operating losses in each of the past twelve quarters. Recently, the Company has restructured certain of its businesses and discontinued certain businesses, including its Internet video business in the second quarter ended June 30, 2001, in order to conserve its resources. However, the Company requires additional capital to meet its obligations, which include debt service, severance and other shut down costs. The Company's working capital has declined substantially in recent periods and its cash and marketable securities have declined to $6.4 million at June 30, 2001. The Company has entered into discussions with prospective licensees of its intellectual property for use in consumer electronics and video games in order to accelerate the receipt of royalty income to fund its operating costs and debt service obligations. In addition, the Company has entered into an agreement to sell and leaseback certain real estate and would use the proceeds to repay Senior Discount Notes issued by Data Systems which mature shortly, as discussed below. The sale and leaseback agreement is subject to a number of material contingencies and there can be no assurance that it will be completed. The Company is seeking to expand its working capital debt facilities and to further reduce operating costs of its Data Systems subsidiary. The Company is continuing to offer its Data Systems subsidiary for sale, but does not currently anticipate closing such a transaction in 2001, if at all. While management is actively addressing these issues, there can be no assurance that these negotiations will be successful or raise sufficient resources for the Company to remain a going concern. If the Company is unable to raise additional liquidity, it will attempt to restructure its debt service obligations to allow additional time for its operations to generate positive cash flow. There can be no assurance that an acceptable restructuring program will be agreed to by all parties and it is possible that the Company may be required to seek bankruptcy protection. In such event, the Company's Common Stock may be negatively affected or become worthless. (See Liquidity and Capital Resources.)

Risk of Continuing Losses

     Ampex has incurred significant operating and net losses in the three and six months ended June 30, 2001 and its fiscal years ended December 31, 2000 and 1999. Such losses were primarily due to its Internet video business which have been discontinued at the end of the quarter ended June 30, 2001 as well as from operating losses of MicroNet which were discontinued at the end of December 31, 2000. Although the Company is seeking to increase its traditional licensing activities and hopes to increase the amount of royalty income from such activities, there can be no assurance that such revenues will be sufficient to offset operating costs and interest expense. The Company has substantial indebtedness outstanding and it incurs substantial interest expense. The Company anticipates incurring additional interest expense on Notes to be issued to Hillside, as Hillside advances pension contributions to the Ampex Retirement Plan on behalf of the Company. The Company has recently taken steps to reduce headcount and overhead expenses of Data Systems, which is classified as a Discontinued Operation, in order to seek to operate at a cash breakeven level at reduced sales levels, pending a sale of Data Systems. Such actions have given rise to restructuring charges in the second quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the other Risk Factors included in this section.

Risks of Declining Liquidity

     The Company has experienced a substantial reduction in its cash and marketable securities which declined to $6.4 million at June 30, 2001. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of approximately $8 million, which are included in the above amount and are being used to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems. Ampex has entered into an agreement to sell and leaseback certain real estate and would apply the net proceeds from the transaction to repay the Notes. The sale and leaseback agreement is subject to a number of material contingencies, including the buyer obtaining financing for a significant portion of the purchase price. There can be no assurance that the sale and leaseback will be completed. The Notes as amended are scheduled to mature on the earlier of August 31, 2001 or the sale of Data Systems. The Company and representatives of the Noteholders have reached an agreement in principal to extend the maturity date to October 31, 2001 to complete the sale and leaseback. The Company continues to meet with and have discussions with prospective buyers of Data Systems but has not entered into a definitive sale agreement. Accordingly, the Company does not anticipate being able to close a transaction in 2001, if at all.

     The Company has notified Hillside that it does not have sufficient liquidity to make the July 2001 scheduled pension contribution and pursuant to its agreement has requested Hillside to fund the pension contribution. The Company will issue to Hillside a Note in the amount of the contribution. The Company is also negotiating an expansion of its working capital facility to provide additional borrowing capacity at Data Systems and intends to seek the consent of its lenders to enter into the working capital facility if one is ultimately negotiated. The Company has entered into discussions with certain consumer electronics manufacturers to license the

Company's intellectual property for use in the manufacture of digital camcorders, DVDs and computer games. No assurance can be given that the Company will be successful in raising any additional funds, or as to the terms of any securities that might be issued or arrangements that might be entered into. In the event that the liquidity of the Company or Data Systems is not improved, either or both companies may be unable to meet their scheduled obligations and in turn may be required to seek bankruptcy protection. In such event, the Company's Common Stock may be negatively affected or become worthless.

Risks Associated with Acquisition Strategy

     In order to expand Ampex's products and services, Ampex has made, and may continue to make under the right circumstances, acquisitions of, and/or investments in, other business entities. These entities may be involved in new businesses in which Ampex has not historically been involved. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. In order to pay for future acquisitions or investments, Ampex may have to:

     o issue additional equity securities of the Company or a subsidiary, which would dilute the ownership interest of existing Ampex stockholders;

     o    incur additional debt; and/or

     o amortize goodwill and other intangibles or incur other acquisition-related charges, which could materially impact earnings.

     Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with Ampex and/or each other's operations. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex has made and may make additional investments in companies in which it has less than a 100% interest. Such investments involve additional risks, including the risk that Ampex may not be in a position to control the management or policies of such entities, and risks of potential conflicts with other investors. Ampex has invested in companies that are in the early stage of development and may be expected to incur substantial losses. Ampex's financial resources may not be sufficient to fund the operations of such companies. Accordingly, there can be no assurance that any acquisitions or investments that Ampex has made, or may make in the future, will result in any return, or as to the timing of any return. All of the Company's acquisitions of Internet companies have been written off during 2000 and 2001. In addition, Ampex elected to discontinue the operations of MicroNet, which it acquired in 1998. It is possible that Ampex could lose all or a substantial portion of any future investments.

Risk that the Company will be Unable to Sell Data Systems

     The Company has announced its intention to sell Data Systems, which manufactures high performance mass data storage and instrumentation products for entertainment and government applications. For accounting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" for all periods presented. At the date of these financial statements, the Company continues to meet with and have discussions with prospective buyers but has not entered into a definitive sale agreement. Accordingly, the Company does not anticipate being able to close a transaction in 2001. There can be no assurance that the Company will be able to consummate a sale, or as to the terms, conditions or timing of any sale, if consummated. Failure to sell Data Systems would have a significant negative impact on the Company's liquidity and capital resources.

Risk of Leverage

     As of June 30, 2001, Ampex had outstanding total borrowings of approximately $44.4 million, which included $9.1 million of Senior Discount Notes scheduled to mature on August 31, 2001, $44.0 million principal amount of 12% Senior Notes due 2003 and $0.7 million of subsidiary indebtedness. The Senior Discount Notes are secured by liens on the Data Systems manufacturing facilities in Colorado Springs, Colorado and on the Company's future patent licensing income stream. As discussed above, the Company has entered into an agreement to sell and leaseback certain real estate and would apply the net proceeds to repay the Senior Discount Notes. The Company and representatives of the Noteholders have agreed in principal to extend the maturity date to October 31, 2001 in order to complete the sale and leaseback transaction.

     The Company is seeking to increase its working capital facility and in the future may incur additional indebtedness from time to time, subject to the restrictions in the indenture governing the Senior Notes. The degree to which the Company is leveraged, and the types of investments it selects, could have important consequences to investors, including the following:

     o a substantial portion of the Company's consolidated cash flow from operations must be dedicated to the payment of principal and interest on outstanding indebtedness, and is therefore unavailable for other purposes;

     o Ampex's ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired, or such financing may not be available on terms favorable to Ampex;

     o the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage;

     o Ampex's leverage may make it more vulnerable to a downturn in its business or the economy in general;

     o investments in securities with lower credit quality or longer maturities could subject the Company to potential losses due to nonpayment or changes in market value of those securities. Transactions in derivative securities could expose Ampex to losses caused by stock market fluctuations; and

     o the financial covenants and other restrictions contained in the Senior Discount Notes and Senior Note indentures and other agreements relating to Ampex's indebtedness may restrict Ampex's ability to borrow additional funds, to dispose of assets or to pay dividends on or to repurchase preferred or common stock.

     As discussed in Liquidity and Capital Resources, in order to meet their obligations, the Company and Data Systems will be required to obtain new financing and to restructure the terms of existing indebtedness. If the Company is unable to meet its debt obligations it may be required to seek bankruptcy protection, and in such event the Company's common stock may be negatively affected or become worthless.

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

Rapid Technological Change and Risks of New Product and Services Development

     All the industries and markets from which Ampex derives revenues, directly or through its licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades, services and patentable technology. This has required, and will continue to require, that Ampex spend substantial amounts for the research, development and engineering of new products and advances to existing products. No assurance can be given that Ampex's existing products will not become obsolete or that any new products, services or technologies will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material and adverse effect on the Company's sales and results of operations in the future. The development and introduction of new technologies, services and products are subject to inherent technical and market risks, and there can be no assurance that Ampex will be successful in this regard.

Competition

     The market for Data Systems products and services is highly competitive and characterized by multiple competitors, most of whom have greater financial resources than Data Systems. Data Systems' products incorporate many high performance features and functions in order to differentiate them from their competitors. However, other companies may develop competing technologies or products that render Data Systems products as inferior.

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

     o announcements of acquisitions or new product introductions by Ampex or its competitors;

     o    announcements regarding the Company's planned sale of Data Systems;

     o reports and predictions concerning the Company by analysts and other members of the media;

     o issuances of substantial amounts of Common Stock in order to redeem outstanding shares of its Preferred Stock, or otherwise; and

     o fluctuations in trading volume of the Company's Common Stock, and general economic or market conditions.

     o Developments in the status of the Company's indebtedness and restructuring negotiations.

     The stock market in general, and Internet and technology companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. These broad market and industry fluctuations may adversely affect the price of Ampex's Common Stock, regardless of its operating performance. The Company has been notified by the American Stock Exchange ("Amex") that it will continue to list the Company's Common shares pending a review of the Company's September 30, 2001 Form 10-Q and public disclosures. If the Company's Common Shares become delisted from Amex, the share price might become more volatile and an active market may no longer be maintained.

     In addition, if the Company's efforts to refinance its indebtedness are unsuccessful, there is a risk that the Company's Common Stock may become worthless.

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

Anti-Takeover Consequences of Certain Governing Instruments

     Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $33.7 million at June 30, 2001, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. In addition, the Senior Discount Notes issued in November 2000 are mandatorily redeemable in the event of the sale of Data Systems or a change of control (as defined) of Ampex or Data Systems.

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

     There has been no material change to the disclosure made in the 2000 Form10-K.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Sumitomo Marine Management (USA), Inc. and Great American Insurance Company filed suit on May 17, 2001, in the Superior Court of New Jersey as subrogees of Casio, Inc. against AENTV and others, alleging that Arnold Schwarzenegger had sought and obtained payment from Casio based on its use in an ad of an image of Schwarzennegger as the Terminator, which had been purchased from the defendants and was extracted from a television show on the making of "The Terminator" created by defendants. Plaintiffs allege they paid "millions" in settlement of Schwarzenegger's claim. Suit seeks unspecified damages and costs.

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

     Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 2000, the Company had an accrued liability of $1.1 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended June 30, 2001, holders of 537 shares of Redeemable Preferred Stock and holders of 358 shares of Convertible Preferred Stock exchanged their holdings into 429,600 shares and 286,400 shares of Common Stock, respectively. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such conversion or exchange. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 1, 2001 the Company held its Annual Meeting of Stockholders. The stockholders elected Edward J. Bramson and William A. Stoltzfus Jr. as its Class I directors. Mr. Bramson received 51,495,209 votes in favor of his election, with 4,126,791 votes withheld and no broker nonvotes. Mr. Stoltzfus Jr. received 52,900,774 votes in favor of his election, with 2,721,226 votes withheld and no broker nonvotes. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year 2001, with 54,457,470 votes in favor, 1,026,564 votes against, 137,966 votes abstaining, and no broker nonvotes.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6(a). EXHIBITS

     The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this
Item 6(a).

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

                                    AMPEX CORPORATION

Date:  August 13, 2001              /s/ EDWARD J. BRAMSON
                                    --------------------------------------------
                                    Edward J. Bramson
                                    Chairman and Chief Executive Officer



Date:  August 13, 2001              /s/ CRAIG L. McKIBBEN
                                    --------------------------------------------
                                    Craig L. McKibben
                                    Vice President, Chief Financial Officer and
                                    Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                  June 30, 2001

                                  EXHIBIT INDEX


Exhibit No.      Exhibit Description
-----------      -------------------

4.1 Amendment to Note Purchase Agreement, dated as of May 30, 2001, among Ampex Data Systems Corporation ("Issuer"), Registrant and the several Note Purchasers named therein.

4.2 First Amendment to Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues, dated as of May 30, 2001, between the Issuer and the Trustee named therein.