Form 10-Q
period 2001-09-30
AMPEX CORP /DE/
filed 2001-11-14
CIK 887433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No
         ---     ___


     As of September 30, 2001, the aggregate number of outstanding shares of the Registrant's Class A Common Stock, $.01 par value, was 59,936,996. There were no outstanding shares of the Registrant's Class C Common Stock, $0.01 par value.

                                AMPEX CORPORATION
                                    FORM 10-Q

                        Quarter Ended September 30, 2001

                                      INDEX

                                                                                                Page
                                                                                                ----
     PART I -- FINANCIAL INFORMATION

     Item 1.         Financial Statements ...................................................    2

                     Consolidated Balance Sheets (unaudited) at September 30, 2001 and
                     December 31, 2000 ......................................................    3

                     Consolidated Statements of Operations (unaudited) for the
                     three and nine months ended September 30, 2001 and 2000 ................    4

                     Consolidated Statements of Cash Flows (unaudited) for the three
                     and nine months ended September 30, 2001 and 2000 ......................    5

                     Notes to Unaudited Consolidated Financial Statements ...................    6

     Item 2.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations. .................................................   17

     Item 3.         Quantitative and Qualitative Disclosure about Market Risk ..............   31

     PART II -- OTHER INFORMATION

     Item 1.         Legal Proceedings ......................................................   32

     Item 2.         Changes in Securities and Use of Proceeds ..............................   33

     Item 3.         Defaults Upon Senior Securities ........................................   33

     Item 4.         Submission of Matters to a Vote of Security Holders ....................   33

     Item 5.         Other Information ......................................................   33

     Item 6(a).      Exhibits ...............................................................   34

     Item 6(b).      Reports on Form 8-K ....................................................   34

     Signatures .............................................................................   35

                                AMPEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                     September 30,    December 31,
                                                                                                          2001            2000
                                                                                                     -------------   ------------
 ASSETS                                                                                                       (unaudited)
Current assets:
     Cash and cash equivalents                                                                        $     4,259     $   10,384
     Short-term investments                                                                                    10          5,011
     Prepaid royalties                                                                                      2,012          3,214
     Other current assets                                                                                     640            843
                                                                                                     ------------    -----------
        Total current assets                                                                                6,921         19,452
Property, plant and equipment, net                                                                          1,781          5,217
Intangible assets, net                                                                                          -            211
Investments in affiliate                                                                                        -          1,678
Deferred pension asset                                                                                          -            377
Other assets                                                                                                  842          1,173
Net assets of business held for sale                                                                        6,874         11,660
                                                                                                     ------------    -----------
        Total assets                                                                                  $    16,418     $   39,768
                                                                                                     ============    ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable                                                                                    $       457     $      157
     Accounts payable                                                                                          60            554
     Net liabilities of discontinued operations                                                             1,790          2,482
     Interest payable                                                                                       2,917          1,567
     Other accrued liabilities                                                                              7,498          6,406
                                                                                                     ------------    -----------
        Total current liabilities                                                                          12,722         11,166
Long-term debt                                                                                             44,912         46,086
Other liabilities                                                                                          24,428         26,637
Net liabilities of discontinued operations                                                                  4,340              -
Deferred income taxes                                                                                       1,213          1,213
                                                                                                     ------------    -----------
        Total liabilities                                                                                  87,615         85,102
                                                                                                     ------------    -----------
Commitments and contingencies (Note  8)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
     Authorized: 69,970 shares in 2001 and in 2000
     Issued and outstanding - none in 2001 and in 2000                                                          -              -

Mandatorily redeemable preferred stock, $2,000 liquidation value:
     Authorized: 21,859 shares in 2001 and in 2000
     Issued and outstanding - 15,562 shares in 2001; 17,173 in 2000                                        31,124         34,346

Convertible preferred stock, $2,000 liquidation value:
     Authorized: 10,000 shares in 2001 and in 2000
     Issued and outstanding - 409 shares in 2001; 1,125 in 2000                                               818          2,250

Stockholders' deficit:
     Preferred stock, $1.00 par value:
        Authorized: 898,171 shares in 2001 and in 2000
        Issued and outstanding - none in 2001 and in 2000                                                       -              -
     Common stock, $.01 par value:
        Class A:
           Authorized:  175,000,000 shares in 2001 and in 2000
           Issued and outstanding - 59,936,996 shares in 2001; 58,075,396 in 2000                             599            581
        Class C:
           Authorized: 50,000,000 shares in 2001 and in 2000
           Issued and outstanding - none in 2001 and in 2000                                                    -              -
     Other additional capital                                                                             426,224        421,578
     Notes receivable from stockholders                                                                    (4,642)        (4,642)
     Accumulated deficit                                                                                 (507,767)      (481,894)
     Accumulated other comprehensive loss                                                                 (17,553)       (17,553)
                                                                                                     ------------    -----------
        Total stockholders' deficit                                                                      (103,139)       (81,930)
                                                                                                     ------------    -----------
        Total liabilities, redeemable preferred stock and stockholders' deficit                       $    16,418     $   39,768
                                                                                                     ============    ===========

         The accompanying notes are an integral part of these unaudited condolidated financial statements.

                               AMPEX CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                (in thousands, except share and per share data)

                                                                     For the three months ended       For the nine months ended
                                                                    -----------------------------   -----------------------------
                                                                             September 30,                  September 30,
                                                                    -----------------------------   -----------------------------
                                                                        2001             2000            2001             2000
                                                                    ------------    -------------   -------------   -------------
                                                                                            (unaudited)
Royalty income                                                      $      2,088    $      2,908    $      6,605    $      9,614
                                                                    ------------    ------------    ------------    ------------

Intellectual property costs                                                   96             (57)            482             551
Selling and administrative                                                 1,419           1,471           4,752           4,132
                                                                    ------------    ------------    ------------    ------------
 Total costs and operating expenses                                        1,515           1,414           5,234           4,683
                                                                    ------------    ------------    ------------    ------------

 Operating income                                                            573           1,494           1,371           4,931

Interest expense                                                           1,365           1,355           4,055           4,069
Amortization of debt financing costs                                          88              88             263             263
Interest income                                                              (17)           (349)           (217)         (1,078)
Other (income) expense, net                                                  117               1             (19)            223
                                                                    ------------    ------------    ------------    ------------
 Income (loss) from continuing operations before income taxes               (980)            399          (2,711)          1,454

Provision for income taxes                                                   210             306             676             994
                                                                    ------------    ------------    ------------    ------------
 Income (loss) from continuing operations                                 (1,190)             93          (3,387)            460

Loss on disposal of discontinued operations (net of taxes
of none in 2001 and 2000)                                                      -               -         (10,338)              -

Loss from discontinued operations (net of taxes of none
in 2001 and 2000)                                                              -         (10,878)         (7,294)        (27,343)

Income (loss) of business held for sale (net of taxes of
none in 2001 and 2000)                                                      (714)            243          (4,854)          1,484
                                                                    ------------    ------------    ------------    ------------
 Net loss                                                                 (1,904)        (10,542)        (25,873)        (25,399)

Benefit from extinguishment of mandatorily redeemable
preferred stock                                                            1,716             516           4,053             516
                                                                    ------------    ------------    ------------    ------------
 Net loss applicable to common stockholders                                 (188)        (10,026)        (21,820)        (24,883)

Other comprehensive loss, net of tax:
 Unrealized loss on marketable securities                                      -               -               -            (141)
 Foreign currency translation adjustments                                      -               -               -              11
                                                                    ------------    ------------    ------------    ------------
 Comprehensive loss                                                 $       (188)   $    (10,026)   $    (21,820)   $    (25,013)
                                                                    ============    ============    ============    ============


Basic income (loss) per share:
 Income (loss) per share from continuing operations                 $      (0.02)   $       0.00    $      (0.06)   $       0.01
 Loss per share from discontinued operations                        $      (0.01)   $      (0.19)   $      (0.38)   $      (0.46)
 Loss per share applicable to common stockholders                   $       0.00    $      (0.18)   $      (0.37)   $      (0.44)
                                                                    ------------    ------------    ------------    ------------
Weighted average number of common shares outstanding                  59,228,864      56,463,285      58,607,282      55,966,196
                                                                    ============    ============    ============    ============

Diluted income (loss) per share:
 Income (loss) per share from continuing operations                 $      (0.02)   $       0.00    $      (0.06)   $       0.01
 Loss per share from discontinued operations                        $      (0.01)   $      (0.15)   $      (0.38)   $      (0.36)
 Loss per share applicable to common stockholders                   $       0.00    $      (0.14)   $      (0.37)   $      (0.34)
                                                                    ------------    ------------    ------------    ------------
Weighted average number of common shares outstanding                  59,228,864      72,092,352      58,607,282      72,186,347
                                                                    ============    ============    ============    ============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                AMPEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         For the nine months ended
                                                                       -------------------------------
                                                                        Sept 30,             Sept 30,
                                                                          2001                 2000
                                                                       ----------           ----------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net loss                                                             $  (25,873)          $  (25,399)
  Loss from discontinued operations                                        22,486               25,859
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation, amortization and accretion                                636                  607
      Changes in operating assets and liabilities:
        Deferred pension asset                                                377               (3,838)
        Other assets                                                        1,359                2,441
        Accounts payable                                                     (356)                 (51)
        Other accrued liabilities and income taxes payable                  4,140               (2,715)
        Net liabilities of discontinued operations                          3,648               (2,820)
        Other liabilities                                                  (2,284)                (862)
                                                                       ----------           ----------
         Net cash provided by (used in) continuing operations               4,133               (6,778)
         Net cash used in discontinued operations                         (12,071)             (18,875)
                                                                       ----------           ----------
         Net cash used in operating activities                             (7,938)             (25,653)
                                                                       ----------           ----------
Cash flows from investing activities:
  Purchases of short-term investments                                           -              (27,219)
  Proceeds received on the maturity of short-term investments               5,001               50,451
  Proceeds from the sale of short-term investments                              -                6,639
                                                                       ----------           ----------
         Net cash provided by continuing operations                         5,001               29,871
         Net cash used in discontinued operations                          (2,168)              (2,918)
                                                                       ----------           ----------
         Net cash provided by investing activities                          2,833               26,953
                                                                       ----------           ----------
Cash flows from financing activities:
  Borrowings under working capital facilities                                 753                  803
  Repayments under working capital facilities                              (1,742)                (752)
  Repayment of notes payable-affiliates                                         -                  (12)
  Proceeds from issuance of common stock                                        9                  340
                                                                       ----------           ----------
         Net cash provided by (used in) continuing operations                (980)                 379
         Net cash used in discontinued operations                               -                 (107)
                                                                       ----------           ----------
         Net cash provided by (used in) financing activities                 (980)                 272
                                                                       ----------           ----------
         Effects of exchange rates on continuing operations                     -                   11
                                                                       ----------           ----------
         Effects of exchange rates on discontinued operations                 (40)                 278
                                                                       ----------           ----------
         Net increase (decrease) in cash and cash equivalents              (6,125)               1,861
Cash and cash equivalents, beginning of period                             10,384               10,598
                                                                       ----------           ----------
Cash and cash equivalents, end of period                               $    4,259           $   12,459
                                                                       ==========           ==========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Ampex Corporation

         Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. In recent years, the Company launched a program to reposition itself in the Internet video industry, providing programming, services and technology. The Company's internal Internet video operations, acquisitions and strategic investments were consolidated into iNEXTV Corporation ("iNEXTV" or "iNEXTV.com"), a wholly-owned subsidiary. In July 2001, the Company announced the closure of iNEXTV's operations in New York City and termination of the development of Internet video technology in Redwood City, California. The Company also announced that it will discontinue making investments in iNEXTV's majority-owned subsidiary, Alternative Entertainment Network, Inc. ("AENTV" or "AENTV.com") in Los Angeles and in iNEXTV's partially-owned affiliate, TV1 Internet Television, ("TV1"or "TV1.de") in Munich, Germany. iNEXTV's investment in a majority-owned subsidiary, TV onthe WEB, was written off in September 2000 when the Company discontinued funding operations and the business closed. The operations of iNEXTV have been classified as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. At June 30, 2001, the Company established a reserve for the costs of closure and to write-off its investment in iNEXTV which is included in "Loss on Disposal of Discontinued Operations." The liabilities of iNEXTV and reserve for closure costs are included in "Net liabilities of Discontinued Businesses" in the Consolidated Balance Sheet as at June 30, 2001. However, the assets and liabilities of iNEXTV are included in the Consolidated Balance Sheet as of December 31, 2000.

         As of the year ended 1999, the Company announced plans to sell Ampex Data Systems Corporation, ("Data Systems"), its subsidiary that makes high performance tape-based mass data storage products. For accounting reporting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold is reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets. The Company continues to offer Data Systems for sale but does not currently anticipate that it will close a transaction in 2001, if at all.

         As of the year ended 2000, Ampex discontinued the operations of MicroNet Technology, Inc. ("MicroNet"), its wholly-owned subsidiary that made high performance disk arrays and storage area network products. The operations of MicroNet have been classified as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. As a result, there are no assets or liabilities of MicroNet included in the Consolidated Balance Sheet for all periods presented.

         The Company's continuing operations consist of Ampex's intellectual property licensing activities.

  Liquidity and Going Concern Considerations

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses for several quarters and has restructured certain of its businesses and discontinued certain businesses. The Company's liquidity has declined substantially in recent periods prompting negotiations between the Company and the holders of the Discount Notes and Senior Notes to restructure their indebtedness. The restructuring plan would apply substantially all future royalty receipts, net of operating expenses, as well as the net proceeds of certain asset sales, to repay interest and principal on the indebtedness. The Company agreed with holders of its 12% Senior Notes to defer an interest payment of approximately $2.6 million to January 31, 2002 to provide time to complete the restructuring. Ampex has terminated a previously announced agreement to sell and leaseback certain real estate, the net proceeds from which would have been applied to repay the Senior Discount Notes. Data Systems and the holders of the Discount Notes have agreed to extend the maturity of the Discount Notes to March 31, 2002. Data Systems is currently seeking a mortgage financing of the real estate and will continue to pursue new sale and leaseback opportunities. There can be no assurance that these financing efforts will be successful or be completed by the due date of the Discount Notes. As part of the restructuring, the Company and the holders of the Senior Discount Notes are discussing a long-term extension of the Notes and repayment of principal and accrued interest from future net royalty receipts in the event that the mortgage financing or sale and leaseback of real estate do not materialize or do not raise sufficient proceeds.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Ampex Corporation (cont'd.)

         Subsequent to the end of the third quarter (see Note 14), Data Systems obtained a short-term financing commitment of up to $2.5 million through March 2002. Borrowings under the line are secured by inventories and bear interest at 8% per annum. The facility will be used to reduce accounts payable, a significant portion of which at September 30, 2001 had become past due. The Company believes that the new inventory line of credit will bridge the liquidity gap that existed pending realization of recently enacted operational cost savings and inventory liquidation initiatives. Management's current projections indicate that Data Systems should generate sufficient liquidity to continue as a going concern subject to refinancing of the Senior Discount Notes. As described above, the Company is actively seeking a restructuring of its indebtedness, but if this is not concluded successfully, the Company may be unable to continue as a going concern and could be required to seek bankruptcy protection. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes APB16, Business Combinations. The provisions of FAS 141 were required to be adopted July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

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

         The Company has adopt FAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

         The Company will adopt FAS 142 effective January 1, 2002. At September 30, 2001 there was no goodwill and goodwill amortization on the Company's financial statements.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Recent Pronouncements (cont'd.)

         In August 2001, the FASB issued Statement No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. The company is currently reviewing the requirements of this new standard and has not yet determined its impact on the company's financial position or results of operations.

         In October 2001, the FASB issued Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes Statement No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting Results of Operations / Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity's ongoing operations. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The company is currently reviewing the requirements of this new standard and has not yet determined its impact on the company's financial position or results of operations.

Note 4 - Business Held for Disposition

         In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. The Company continues to offer Data Systems for sale but does not currently anticipate that it will close a transaction in 2001, if at all.

         A summary of the operating results of Data Systems is as follows:

                                                                    Three months ended          Nine months ended
                                                                  ----------------------     ----------------------
                                                                  Sept 30,      Sept 30,     Sept 30,      Sept 30,
                                                                     2001         2000         2001          2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)
         Revenues ..............................................      7,500       11,547       25,454        35,315
         Costs and operating expenses ..........................     (7,753)     (11,232)     (29,030)      (33,948)
         Operating income (loss) ...............................       (253)         315       (3,577)        1,367
         Interest expense ......................................       (460)        (159)      (1,302)         (507)
         Income (loss) of business held for disposition ........       (714)         243       (4,854)        1,484

         A summary of the assets and liabilities of Data Systems is as follows:

                                                                             Sept 30,           Dec 31,
                                                                                2001             2000
                                                                           -------------     -------------
                                                                                   (in thousands)
         Current assets .................................................  $      22,021     $      26,040
         Property, plant and equipment, net .............................          5,477             6,010
         Other assets ...................................................            136               159
         Senior Discount Notes ..........................................         (9,509)           (8,240)
         Current liabilities ............................................        (10,274)          (11,062)
         Other liabilities ..............................................           (376)             (552)
         Other ..........................................................           (601)             (695)
                                                                           --------------    --------------
         Net assets of segment to be sold ...............................  $       6,874     $      11,660
                                                                           --------------    --------------

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Business Held for Disposition (cont'd.)

         In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems. These Notes have been extended to March 31, 2002. Data Systems is currently seeking mortgage financing and new sale and leaseback opportunities on the real estate that collateralizes the Discount Notes in order to repay the Notes, but there can be no assurance that these efforts will be successful.

         In the three months ended June 2001, Data Systems recorded a restructuring charge of $0.8 million, consisting principally of costs associated with the elimination of approximately 73 U.S. positions in engineering, manufacturing and administration. At September 30, 2001, Data Systems had paid and charged $0.8 million against the liability accounts related to termination benefits set up for the 2001 restructuring and terminated 73 employees. At September 30, 2001, the Company included the remaining balance of the Data Systems accrued restructuring of $0.1 million as part of its net liabilities of discontinued operations.

Note 5 - Discontinued Operation

         As of the year-end 2000, the Board of Directors of the Company authorized management to close MicroNet and to establish a reserve for the costs of closure and to write-off its investment. Management has liquidated MicroNet's assets which were not significant. The Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000 did not include any assets or liabilities of MicroNet.

         A summary of the operating results of MicroNet are as follows:

                                                                      Three months ended          Nine months ended
                                                                    ----------------------     ----------------------
                                                                    Sept 30,      Sept 30,     Sept 30,      Sept 30,
                                                                       2001         2000         2001         2000
                                                                    ---------     --------     --------     ---------
                                                                                     (in thousands)
         Revenues .................................................         -        2,460            -         8,711
         Costs and operating expenses excluding amortization ......         -       (4,011)           -       (11,788)
         Goodwill amortization ....................................         -         (304)           -          (910)
         Operating loss ...........................................         -       (1,855)           -        (3,987)
         Loss from discontinued operations ........................         -       (1,855)           -        (3,987)

         At September 30, 2001, the Company had paid and charged $1.1 million against the restructuring reserve. At September 30, 2001, the Company included the remaining balance of the MicroNet accrued restructuring of $0.9 million as part of its net liabilities of discontinued operations. The remaining accrued restructuring is mainly related to a lease obligation related to a vacated or abandoned lease which has not been discounted to present value.

         In July 2001, the Board of Directors of the Company authorized management to close iNEXTV and to cease future funding of its other Internet-based affiliates, AENTV and TV1, and to establish a reserve for the costs of closure at the end of the quarter ended June 30, 2001.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     Note 5 - Discontinued Operation (cont'd.)

          A summary of the operating results of iNEXTV are as follows:

                                                                     Three months ended          Nine months ended
                                                                   ----------------------     ----------------------
                                                                   Sept 30,      Sept 30,     Sept 30,     Sept 30,
                                                                      2001         2000         2001         2000
                                                                   ---------     --------     --------     ---------
                                                                                    (in thousands)
          Revenues                                                         -        1,721          188         2,811
          Costs and operating expenses excluding amortization ...          -       (5,998)      (6,277)      (19,238)
          Goodwill amortization and writedown of assets .........          -       (4,514)        (211)       (6,244)
          Operating loss ........................................          -       (8,791)      (6,300)      (22,671)
          Equity loss of unconsolidated subsidiary ..............          -         (226)        (999)         (678)
          Loss from discontinued operations .....................          -       (9,023)      (7,294)      (23,356)

          Internet revenues in 2000 were principally from webcasting, video production and event marketing services, substantially all of which were provided by the Company's subsidiary, TV onthe WEB, which the Company ceased funding and which closed down operations in September 2000. For the three and nine months ended September 30, 2000, TV onthe WEB reported a net loss of $5.5 million and $9.7 million, respectively.

          A summary of the loss on disposal of iNEXTV is as follows:

                                                                     Three months ended          Nine months ended
                                                                   ----------------------     ----------------------
                                                                   Sept 30,      Sept 30,     Sept 30,     Sept 30,
                                                                      2001         2000         2001         2000
                                                                   ---------     --------     --------     ---------
                                                                                    (in thousands)
          Reserve for closure ...................................          -            -       (5,736)            -
          Impairment charge .....................................          -            -       (4,602)            -
          Loss on disposal of discontinued operations ...........          -            -      (10,338)            -

          The impairment charge was recorded in the quarter ended June 30, 2001 and reflects the write-off of the Company's unamortized investment in the Internet businesses including an additional investment in TV1 during the first quarter of 2001 of $1.7 million. The reserve for closure costs includes future payments to be made over a seven year period for facility rental commitments and related costs of $5.0 million, which may be mitigated if they are sublet in the future, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclassification of certain liabilities at the time of closure of $1.1 million. During the three months ended September 30, 2001, the Company paid and recorded charges of $1.7 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $5.1 million at September 30, 2001.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Computation of Basic and Diluted Loss per Share

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

                                                                    Three months ended          Nine months ended
                                                                  -----------------------    -----------------------
                                                                  Sept 30,      Sept 30,     Sept 30,      Sept 30,
                                                                     2001         2000         2001         2000
                                                                  ----------    ---------    ---------    ----------
Numerator - Basic and Diluted

     Income (loss) from continuing operations ................    $  (1,190)    $     93     $ (3,387)    $     460
                                                                  ==========    =========    =========    ==========

     Net loss applicable to common stockholders ..............    $    (188)    $(10,026)    $(21,820)    $ (24,883)
                                                                  ==========    =========    =========    ==========

Denominator  - Basic

     Weighted average common stock outstanding ...............       59,229       56,463       58,607        55,966
                                                                  ----------    ---------    ---------    ----------

Basic income (loss) per share
     from continuing operations ..............................    $   (0.02)    $   0.00     $  (0.06)    $    0.01
                                                                  ==========    =========    =========    ==========

Basic income (loss) per share
     applicable to common stockholders .......................    $    0.00     $  (0.18)    $  (0.37)    $   (0.44)
                                                                  ==========    =========    =========    ==========

Denominator - Diluted

     Weighted average common stock outstanding ...............       59,223       56,463       58,607        55,966
     Contingent shares due to acquisition ....................            -          720            -           720
     Effect of dilutive securities
         Stock options .......................................            -          178            -           691
         Redeemable and convertible preferred stock ..........            -       14,731            -        14,731
         Warrants ............................................            -            -            -            78
                                                                  ----------    ---------    ---------    ----------
                                                                     59,223       72,092       58,607        72,186
                                                                  ----------    ---------    ---------    ----------

Diluted income (loss) per share
     from continuing operations ..............................    $   (0.02)    $   0.00     $  (0.06)    $    0.01
                                                                  ==========    =========    =========    ==========

Diluted income (loss) per share
     applicable to common stockholders .......................    $    0.00     $  (0.14)    $  (0.37)    $   (0.34)
                                                                  ==========    =========    =========    ==========

         In the nine months ended September 30, 2001, holders of 716 shares of Convertible Preferred Stock converted their holdings into 572,800 shares of Common Stock and 1,611 shares of Redeemable Preferred Stock were redeemed into 1,288,800 shares of Common Stock. In the nine months ended September 30, 2000, holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock and 1,611 shares of Redeemable Preferred Stock were redeemed into 1,119,879 shares of Common Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. The remaining shares of Common Stock potentially issuable on conversion of Convertible Preferred Stock and redemption of the Redeemable Preferred Stock have been included in the computation of diluted weighted average common stock outstanding in the periods where their deemed issuance would have a dilutive effect. If the Company was to make all remaining redemption payments in Common Stock based on the floor conversion price, an additional 12,654,100 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation at September 30, 2001.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIALS STATEMENTS


Note 6 - Computation of Basic and Diluted Loss per Share (cont'd.)

         Stock options to purchase 2,857,083 shares of Common Stock at prices ranging from $0.26 to $6.00 per share were outstanding at September 30, 2001, but were not included in the computation of diluted loss per share as they are anti-dilutive.

         Stock options to purchase 3,684,584 shares of Common Stock at prices ranging from $1.0625 to $6.00 per share were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share for the three months ended September 30, 2000 as they are anti-dilutive.

         In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 12. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding since the date of the exchange. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding for the three and nine months ended September 30, 2001 and the three months ended September 30, 2000, respectively, since they are anti-dilutive.

Note 7 - Supplemental Schedule of Cash Flow Information

                                                               Nine months ended September 30,
                                                              ---------------------------------
                                                                   2001               2000
                                                              -------------       -------------
                                                                       (in thousands)
     Interest paid ........................................   $       2,640       $       5,283
     Income taxes paid ....................................             676                 993
     Redeemable preferred stock ...........................          (1,611)             (3,222)
     Convertible preferred stock ..........................            (716)             (1,520)
     Issuance of common stock .............................           2,327               4,742

Note 8 - Commitments and Contingencies

         Legal Proceedings

         The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Certain subsidiaries have been assessed income and value-added taxes together with penalties and interest.

         On May 17, 2001, Sumitomo Marine Management (USA), Inc. and Great American Insurance Company filed suit in the Superior Court of New Jersey as subrogees of Casio, Inc. against AENTV and others, alleging that Arnold Schwarzenegger had sought and obtained payment from Casio based on its use in an ad of an image of Schwarzenegger as the Terminator, which had been purchased from the defendants and was extracted from a television show on the making of "The Terminator" created by defendants. Plaintiffs allege they paid "millions" in settlement of Schwarzenegger's claim. Suit seeks unspecified damages and costs. In July 2001, the Company's subsidiary, iNEXTV, wrote off its investment in AENTV and believes that it has no further obligations with respect to AENTV.

         Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIALS STATEMENTS


Note 8 - Commitments and Contingencies (cont'd.)

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

Note 9 - Preferred Stock

         Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. In the nine months ended September 30, 2001, the Company issued 572,800 shares of Common Stock to satisfy the quarterly redemption requirements, leaving 409 shares of Convertible Preferred Stock outstanding. In the nine months ended September 30, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. In the nine months ended September 30, 2001, the Company issued 1,288,800 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 15,562 shares of Redeemable Preferred Stock outstanding. In the nine months ended June 30, 2000, the Company issued 1,119,879 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $5.1 million face amount of Convertible and Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2001. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

Note 10 - Income Taxes

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


Note 11 - Accumulated Other Comprehensive Income

         The balances of each classification within accumulated other comprehensive income are as follows:

                                                         Minimum
                                                         Pension
                                                        Liability
                                                     -------------
                                                     (in thousands)

     December 31, 2000 .........................     $      17,553
     Current period change .....................                 -
                                                     -------------
     September 30, 2001 ........................     $      17,553
                                                     =============





Note 12 - Debt

                                                                                     Sept 30,            Dec 31,
                                                                                      2001                2000
                                                                                  -------------      --------------
                                                                                           (in thousands)
         Notes Payable

     Data Systems senior secured notes ........................................   $       9,509      $        8,000
     Liability included in net assets of business held for sale ...............          (9,509)             (8,000)
     Hillside notes payable ...................................................             300                   -
     Note payable - other .....................................................             157                 157
                                                                                  -------------      --------------
         Total ................................................................   $         457      $          157
                                                                                  =============      ==============

         Long-term Debt

     Working capital facilities ...............................................   $         661      $        2,403
     Hillside notes payable ...................................................             453                   -
     Senior notes .............................................................          43,798              43,683
                                                                                  -------------      --------------
         Total ................................................................   $      44,912      $       46,086
                                                                                  =============      ==============

         Data Systems Senior Secured Notes

         In November 2000, Data Systems issued Senior Discount Notes, which are included in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheet, providing net proceeds of $8 million that have accreted in value to $9.5 million at September 30, 2001. The Senior Discount Notes are secured by certain assets of the Company and Data Systems. Data Systems has terminated a previously announced agreement to sell and leaseback certain real estate, the net proceeds from which would have been used to repay the Senior Discount Notes. Data Systems and the holders of the Senior Discount Notes have agreed to extend their maturity to March 31, 2002. The Company is currently seeking a mortgage financing of the real estate and will continue to pursue new sale and leaseback opportunities. There can be no assurance that these financing efforts will be successful or be completed by the due date of the Senior Discount Notes.

         Note Payable - Other

         The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance is expected to be paid or converted into shares of Common Stock in 2002.

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Debt (cont'd.)

         Working Capital Facilities

         Ampex has a revolving credit line with a domestic financial institution to finance working capital requirements. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. At September 30, 2001, the Company had borrowings outstanding of $0.7 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company.

         Hillside Notes

         Pursuant to an agreement between the Company, Hillside Capital Incorporated, ("Hillside") and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company's request, Hillside has made pension contributions totaling $0.7 million through September 30, 2001 and has been issued notes by the Company in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Note with the remainder due on the fourth anniversary of the Notes. The Hillside Notes provide for interest payable quarterly at 175% of the applicable Federal rate at the time of issuance.

         Senior Notes

         In 1998, the Company issued $44.0 million of 12% Senior Notes ("Notes"), due March 15, 2003, together with Warrants to purchase 1.02 million shares of Common Stock. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. At the time of issuance, the Warrants were valued at $765,000 using the Black-Scholes model. Warrants are being amortized against interest expense over the term of the Notes. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.

         The Company agreed with holders of its 12% Senior Notes to defer an interest payment of approximately $2.6 million to January 31, 2002 to provide time to complete a restructuring of the Company's Senior Notes. The restructuring plan would apply substantially all future royalty receipts, net of operating expenses, as well as the net proceeds of certain asset sales, to repay interest and principal on the indebtedness. If the Company is unable to restructure the Notes, the Company may be required to seek bankruptcy protection.

Note 13 - Segment Reporting

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

                               AMPEX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Segment Reporting (cont'd)

                                                             Nine Months Ended September 30, 2001
                                                          -----------------------------------------
                                                          Licensing of   Eliminations
                                                          Intellectual       and
                                                           Property       Corporate        Totals
                                                          -----------    -----------    -----------
Revenues from external customers .......................   $    6,605     $        -     $    6,605
Interest income ........................................            -            217            217
Interest expense .......................................            -          4,055          4,055
Depreciation, amortization and accretion ...............            -            636            636
Segment income (loss) ..................................        6,123         (8,834)        (2,711)
Segment assets .........................................            -         16,418         16,418

                                                             Nine Months Ended September 30, 2000
                                                          -----------------------------------------
                                                          Licensing of   Eliminations
                                                          Intellectual       and
                                                           Property       Corporate        Totals
                                                          -----------    -----------    -----------
Revenues from external customers .......................   $    9,614     $        -     $    9,614
Interest income ........................................            -          1,078          1,078
Interest expense .......................................            -          4,069          4,069
Depreciation, amortization and accretion ...............            3            604            607
Segment income (loss) ..................................        9,063         (7,609)         1,454
Segment assets .........................................            2         49,504         49,506

Note 14 - Subsequent Events

         In October 2001, Data Systems entered into a revolving credit agreement providing for borrowings of up to $2.5 million, secured principally by the borrower's inventories. The Company has guaranteed all borrowings. Availability under the agreement declines to $1.5 million in January 2002, to $750,000 in February 2002 and the loan is due and payable in full on March 31, 2002. Borrowings bear interest at 8% per annum on the outstanding balance. As a commitment fee the Company issued to the lender 1 million shares of its Common Stock with a market value of approximately $160,000. The lender, Sherborne & Company Incorporated, is a related party of the Company and is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation.

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

Going Concern

         The Company has previously disclosed that it may not be able to continue as a going concern. The Company agreed with holders of its 12% Senior Notes to defer an interest payment of approximately $2.6 million to January 31, 2002 to allow it to conclude a restructuring of the Company's Senior Notes. The restructuring plan would apply substantially all future royalty receipts, net of operating expenses, as well as the net proceeds of certain asset sales, to repay interest and principal on the Senior Notes.

         Data Systems has terminated a previously announced agreement to sell and leaseback certain real estate, the net proceeds from which would have been applied to repay the Senior Discount Notes. Data Systems and the holders of the Senior Discount Notes have agreed to extend the maturity of the Senior Discount Notes to March 31, 2002. The Company is currently seeking a mortgage financing of the real estate and will continue to pursue new sale and leaseback opportunities. There can be no assurance that these financing efforts will be successful or be completed by the due date of the Senior Discount Notes.

         The Company is discussing with the holders of the Senior Discount Notes a long-term extension of the Notes and repayment of principal and accrued interest from future net royalty receipts in the event that the sale and leaseback or other financing of real estate does not materialize or does not raise sufficient proceeds. Subject to refinancing of the Senior Discount Notes, management's current projections indicate that Data Systems should generate sufficient liquidity to meet its obligations for at least the next twelve months. As described above, the Company is actively seeking a restructuring of its indebtedness but if this is not concluded successfully the Company may be unable to continue as a going concern and could be required to seek bankruptcy protection. Such an event may result in the Company's Common Stock being negatively affected or becoming worthless.

Discontinuance of Internet Video Development Strategy

         As of June 30, 2001, the Company closed iNEXTV's operations in New York City and terminated the development of Internet video technology in Redwood City, California. It also discontinued funding its subsidiary, AENTV in Los Angeles and its partially-owned affiliate, TV1.de in Munich in Germany. In the quarter ended June 30, 2001, Ampex provided a reserve for the cost of closing all Internet-based operations and wrote down its investments in those entities completely because the proceeds from asset sales will not be sufficient to repay third party obligations of those entities.

         Prior to its closure iNEXTV became one of the most active video websites. Traffic grew materially from approximately 163 thousand minutes of video in Q4 2000 to approximately 808 thousand minutes in Q1 2001 and 3.2 million minutes in Q2 2001, due to success in expanding its distribution network. iNEXTV also reduced its operating expenditures significantly while increasing its program production to in excess of 200 video segments per month. However, while management continues to believe that the use of video for branding on the Internet will, in the future, become widely accepted, current advertising market conditions are extremely adverse. As a result, the Company's ability to generate advertising revenues was severely limited. Ampex approached numerous potential financial or strategic investors for iNEXTV but was unsuccessful in raising additional capital. In view of Ampex's inability to provide additional funding, iNEXTV was required to suspend its operations. In the second quarter of 2001, Ampex recorded a charge of approximately $4.6 million to write-off its investments in iNEXTV and its affiliates. In addition, the Company recorded a charge of approximately $5.7 million to reflect other costs of closure, principally real estate leases. During the quarter ended September 30, 2001, the Company recorded charges of $1.7 million against the reserve and reclassified certain liabilities totaling $1.1 million to the reserve. The unamortized balance in the reserve for closure costs totaled $5.1 million at September 30, 2001. The reserve may be reduced to the extent that the Company is able to sublet its facilities in future periods. The impairment charge and reserve for closure costs are included in Loss on Disposal of Discontinued Operations.

         Ampex continues to seek a buyer for Data Systems. For accounting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" in the Consolidated Statements of Operations for all periods presented. The book value of the net assets to be sold of this segment is reflected in "Net Assets of Business Held for Sale" in the Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000. The Company continues to offer Data Systems for sale but to date has not received any acceptable offers to purchase the company. Accordingly, the Company does not currently anticipate that it will close a transaction in 2001, if at all.

         As of year-end 2000, Ampex determined to discontinue the operations of MicroNet, its subsidiary which manufactured disk arrays and storage area network products. Accordingly, the operations of MicroNet have been classified as "Discontinued Operations" for all periods presented. At December 31, 2000, the Company established a reserve for the costs of closure and to write-down its investment in MicroNet to estimated net realizable value. During 2001, the Company recorded charges of $1.1 million against the reserve. The unamortized balance in the reserve for closure costs totals $0.9 million at September 30, 2001

         The Company's continuing operations consist of Ampex's intellectual property licensing activities.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

         Royalty Income. Royalty income was $2.1 million and $2.9 million in the third quarters of 2001 and 2000, respectively, and $6.6 million and $9.6 million in the first nine months of 2001 and 2000, respectively. The Company's royalty income derives from patent licenses. The Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. The Company is assessing whether manufacturers of digital camcorders and cameras, computer video games and DVD recorders are using its patented technology and has entered into preliminary discussions with certain manufacturers to license the Company's patents for such use. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities. As discussed above, the Company and Data Systems are negotiating with holders of the Senior Notes and the Senior Discount Notes to restructure the indebtedness to apply future net royalty receipts to the repayment of interest and principal on the indebtedness.

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

         Selling and Administrative. Selling and administrative expenses not allocated to Discontinued Operations was $1.4 million and $1.5 million in the three months ended September 30, 2001 and September 30, 2000, respectively and was $4.8 million and $4.1 million in the comparable nine months ended September 30, 2001 and September 30, 2000. The increase in the comparable nine-month period relates to one-time occupancy costs charged in the first three months of 2001 offset in part by a recovery of $0.2 million of legal fees through an insurance claim in the three months ended June 30, 2001.

         Operating Income. The Company had operating income of $0.6 million and $1.4 million, respectively, in the three and nine months ended September 30, 2001 compared to $1.5 million and $4.9 million, respectively in the three and nine months ended September 30, 2000. The decrease in operating income in the three and nine months ended September 30, 2001 from 2000 was due to a reduction in royalty income.

         Interest Expense. Interest expense is associated primarily with $44.0 million of 12% Senior Notes, due 2003 and Warrants to purchase approximately
1.02 million shares of Common Stock in January and July 1998. Interest expense associated with the Senior Discount Notes issued in November 2000 is included in Loss of Business Held for Sale. Interest expense charged on the Senior Discount Notes and included in the income (loss) of business held for sale was $0.4 and $1.3 million in the three and nine months ended September 30, 2001, respectively.

         Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the issuance of the 12% Senior Notes are being charged to expense over five years.

         Interest Income. Interest income is earned on cash balances and short and long-term investments. In the three and nine months ended September 30, 2001 the Company had significantly lower investment balances compared to the three and nine months ended September 30, 2000, which resulted in lower interest income.

         Other (Income) Expense, Net. For the three and nine months ended September 30, 2001, other (income) expense, net consists primarily of foreign currency transaction gains and losses. In the three and nine months ended September 30, 2000, other (income) expense, net, included the value of the settlement of certain litigation between the Company and a shareholder of a former Internet investment.

         Provision for Income Taxes. The provisions for income taxes in the three and nine months ended September 30, 2001 and 2000 consist primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any material provision for U.S. Federal income tax in any of these periods due to the utilization of net operating loss carry forwards and timing differences. At September 30, 2001, the

Company had net operating loss carry forwards for income tax purposes of $125 million, expiring in the years 2007 through 2015. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

         Income (Loss) of Business Held for Sale. In February 2000, the Board of Directors of the Company authorized management to pursue a sale of Data Systems, its wholly-owned subsidiary that manufacturers and sells high performance, tape-based mass data storage products. To date, no acceptable offers to purchase Data Systems have been received, although the Company continues to offer Data Systems for sale. As a result, for all periods presented, the Company reported as a single line item in the Consolidated Statements of Operations, income
(loss) of business held for sale, net of taxes, of ($0.7) million and $(4.9) million in the three and nine months ended September 30, 2001, respectively, and $0.2 million and $1.5 million in the three and nine months ended September 30, 2000, respectively.

         A summary of the operating results of Data Systems is as follows:

                                                                    Three months ended          Nine months ended
                                                                  ----------------------     ----------------------
                                                                  Sept 30,      Sept 30,      Sept 30,     Sept 30,
                                                                     2001         2000         2001         2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)

         Revenues ..............................................      7,500       11,547       25,454        35,315
         Costs and operating expenses ..........................     (7,753)     (11,232)     (29,030)      (33,948)
         Operating income (loss) ...............................       (253)         315       (3,577)        1,367
         Interest expense ......................................       (460)        (159)      (1,302)         (507)
         Income (loss) of business held for disposition ........       (714)         243       (4,854)        1,484

         In the three months ended June 30, 2001, Data Systems recorded a net restructuring charge of $0.8 million, principally related to costs associated with the elimination of approximately 73 U.S. positions in engineering, manufacturing and administration. At September 30, 2001, Data Systems had paid and charged $0.8 million against the liability accounts related to the termination benefits set up for the 2001 restructuring and terminated 73 employees. At September 30, 2001, the Company includes the remaining balance of Data Systems accrued restructuring reserve of $0.1 million as part of its net liabilities of discontinued operations.

         Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations In February 2001, the Board of Directors of the Company authorized management to close MicroNet, its wholly-owned subsidiary that made high performance disk arrays and Storage Area Networks, and to establish a reserve for the costs of closure as of December 31, 2000.

         A summary of the operating results of MicroNet are as follows:

                                                                    Three months ended          Nine months ended
                                                                  ----------------------     ----------------------
                                                                  Sept 30,      Sept 30,     Sept 30,     Sept 30,
                                                                     2001         2000         2001         2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)

         Revenues ...............................................      -        2,460            -         8,711
         Costs and operating expenses excluding amortization ....      -       (4,011)           -       (11,788)
         Goodwill amortization ..................................      -         (304)           -          (910)
         Operating loss .........................................      -       (1,855)           -        (3,987)
         Loss from discontinued operations ......................      -       (1,855)           -        (3,987)

         At September 30, 2001, the Company had paid and charged $1.1 million against the restructuring reserve. At September 30, 2001, the Company included the remaining balance of the MicroNet accrued restructuring of $0.9 million as part of its net liabilities of discontinued operations. The remaining accrued restructuring is mainly related to a lease obligation related to a vacated or abandoned lease which has not been discounted to present value.

         In July 2001, the Board of Directors of the Company authorized management to close iNEXTV's operations in New York and to cease future funding of its other Internet-based and partially-owned affiliates, AENTV in Los Angeles and TV1 in Munich, Germany, and to establish a reserve for the costs of closure at the end of the quarter ended June 30, 2001.

         A summary of the operating results of iNEXTV are as follows:

                                                                    Three months ended          Nine months ended
                                                                  ----------------------     ----------------------
                                                                  Sept 30,      Sept 30,     Sept 30,     Sept 30,
                                                                    2001          2000         2001         2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)

         Revenues ...............................................        -        1,721          188         2,811
         Costs and operating expenses excluding amortization ....        -       (5,998)      (6,277)      (19,238)
         Goodwill amortization and writedown of assets ..........        -       (4,514)        (211)       (6,244)
         Operating loss .........................................        -       (8,791)      (6,300)      (22,671)
         Equity loss of unconsolidated subsidiary ...............        -         (226)        (999)         (678)
         Loss from discontinued operations ......................        -       (9,023)      (7,294)      (23,356)

         Internet revenues in 2000 were principally from webcasting, video production and event marketing services, substantially all of which were provided by the Company's subsidiary, TV onthe WEB, which the Company ceased funding in October 2000. For the three and nine months ended September 30, 2000, TV onthe WEB reported a net loss of $5.5 million and $9.7 million, respectively.

         A summary of the loss on disposal of iNEXTV are as follows:

                                                                    Three months ended          Nine months ended
                                                                  ----------------------     ----------------------
                                                                  Sept 30,      Sept 30,     Sept 30,    Sept 30,
                                                                    2001          2000         2001         2000
                                                                  ---------     --------     --------     ---------
                                                                                   (in thousands)

         Reserve for closure ...................................         -            -       (5,736)            -
         Impairment charge .....................................         -            -       (4,602)            -
         Loss on disposal of discontinued operations ...........         -            -      (10,338)            -

         The impairment charge recorded in the quarter ended June 30, 2001 reflects the write-off of the Company's unamortized investment in the Internet businesses including an additional investment in TV1 during the first quarter of 2001 of $1.7 million. The reserve for closure costs includes future payments to be made over a seven year period for facility rental commitments and related costs of $5.0 million, which may be mitigated if the facilities are sublet in the future, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclass of certain liabilities at the time of closure of $1.1 million. During the three months ended September 30, 2001, the Company paid and recorded charges of $1.7 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $5.1 million at September 30, 2001.

         Net Loss. The Company reported a net loss of $1.9 million and $25.9 million, respectively, in the three and nine months ended September 30, 2001 compared to a net loss of $10.5 million and $25.4 million, respectively, in the three and nine months ended September 30, 2000, primarily as a result of the factors discussed above under "Royalty Income," and "Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations."

         Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. The Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable and Convertible Preferred Stock, which was higher than fair value per share of Common Stock. As a result, the Company recorded a benefit available to common stockholders in the three and nine months ended September 30, 2001 of $1.7 million and $4.1 million, respectively, and $0.5 million for the three and nine months ended September 30, 2000, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations.

Liquidity and Capital Resources

         Going Concern. The Company has previously disclosed that it may not be able to continue as a going concern. As discussed above, the Company and holders of its 12% Senior Notes and Data Systems' Senior Discount Notes are seeking to restructure the indebtedness and have agreed to defer a scheduled interest payment on the Senior Notes and extend the maturity date on the Senior Discount Notes. The restructuring plan would apply substantially all future royalty receipts, net of operating expenses, as well as the net proceeds of certain asset sales, to repay interest and principal. While the Company is actively negotiating the restructuring described above, if a restructuring is not concluded successfully the Company may be unable to continue as a going concern and could be required to seek bankruptcy protection. Such an event may result in the Company's Common Stock being negatively affected or becoming worthless.

         Cash Flow. The decline in cash and short-term investments in the nine months ended September 30, 2001 results primarily from operating losses of the Company's Internet video businesses and operations of the Internet Technology Group that have been closed as of June 30, 2001. These losses more than offset operating income from the Company's non-Internet technology licensing activities. Cash provided by continuing operations totaled $4.1 million in the nine months ended September 30, 2001 and cash used in continuing operations totaled $6.8 million in the nine months ended September 30, 2000 largely as a result of pension plan payments and Data Systems accrued restructuring payments. Cash used in discontinued operations totaled $12.1 million in the nine months ended September 30, 2001 and $18.9 million in the nine months ended September 30, 2000.

         Pursuant to an agreement between the Company, Hillside Capital Incorporated, ("Hillside") and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company's request, Hillside has made pension contributions totaling $0.7 million through September 30, 2001 and has been issued notes by the Company in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Note with the remainder due on the fourth anniversary of the Notes.

         In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million to fund the Company's short-term working capital requirements. The Notes are secured by certain assets of the Company and Data Systems. Ampex has terminated a previously announced agreement to sell and leaseback certain real estate, the net proceeds from which would have been used to repay the Senior Discount Notes. Data Systems and the holders of the Senior Discount Notes have agreed to extend their maturity to March 31, 2002. The Company is currently seeking a mortgage financing of the real estate and will continue to pursue new sale and leaseback opportunities. There can be no assurance that these financing efforts will be successful or be completed by the due date of the Senior Discount Notes.

         Data Systems has recently reduced headcount and overhead expenses in order to operate at a cash breakeven level at current sales levels. In the nine month period ended September 30, 2001, Data Systems recorded a restructuring reserve of $0.8 million in connection with its cost reduction initiatives. Recently, Data Systems has seen an increase in proposal activity from government customers that it believes may result in higher sales levels in future periods. In October 2001, Data Systems entered into a revolving credit agreement providing for borrowings of up to $2.5 million, secured principally by the borrower's inventories. The Company has guaranteed all borrowings. Availability under the agreement declines to $1.5 million in January 2002, to $750,000 in February 2002 and the loan is due and payable in full on March 31, 2002. Borrowings bear interest at 8% per annum on the outstanding balance. As a commitment fee the Company issued to the lender 1 million shares of its Common Stock having a market value of approximately $160,000. Data Systems had been seeking such financing for several months but was unable to obtain it on commercially reasonable terms. The lender, Sherborne & Company Incorporated, is a related party of the Company and is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The facility will be used to reduce accounts payable, a significant portion of which at September 30, 2001 had become past due. The Company believes that the new inventory line of credit will bridge the liquidity gap that existed pending realization of recently enacted operational cost savings and inventory liquidation initiatives. Management's current projections indicate that Data Systems should generate sufficient liquidity to meet its obligations over at least the next twelve months subject to refinancing the Senior Discount Notes.

         The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At September 30, 2001, the Company had borrowings outstanding of $0.7 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million.

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

         Debt Agreements. The indentures under which the Senior Discount Notes and 12% Senior Notes were issued contain customary affirmative and negative restrictive covenants that limit, among other things, the incurrence of additional senior debt, the payment of dividends, the sale of assets and other actions by the Company and certain restricted subsidiaries. As discussed above, the Company has initiated negotiations to restructure the Senior Discount Notes and the Senior Notes to provide for the repayment of principal and interest out of future net royalty receipts. In connection with the restructuring, the Company may seek to modify the terms of the existing Indentures to the extent that they limit the incurrence of additional senior debt, the sale of assets and other actions by the Company and its restricted subsidiaries. If a restructuring is not concluded successfully the Company may be unable to continue as a going concern and could be required to seek bankruptcy protection. Such an event may result in the Company's Common Stock being negatively affected or becoming worthless.

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

         The Company has adopted FAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

         The Company will adopt FAS 142 effective January 1, 2002. At September 30, 2001 there was no goodwill and goodwill amortization on the Company's financial statements.

         In August 2001, the FASB issued Statement No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. The company is currently reviewing the requirements of this new standard and has not yet determined its impact on the company's financial position or results of operations.

         In October 2001, the FASB issued Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes Statement No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting Results of Operations / Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity's ongoing operations. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The company is currently reviewing the requirements of this new standard and has not yet determined its impact on the company's financial position or results of operations.

Risk Factors

Ability to Continue as a Going Concern - Declining Liquidity

         As discussed in the Notes to the Unaudited Financial Statements for the three and nine months ended September 30, 2001, there exists substantial uncertainty as to the Company's ability to continue as a going concern. The Company's working capital has declined substantially in recent periods and its cash and marketable securities have declined to $4.3 million at September 30, 2001. The Company's declining liquidity has prompted negotiations between the Company and the holders of the Senior Discount Notes and Senior Notes to restructure their indebtedness. The restructuring plan would apply substantially all future royalty receipts, net of operating expenses, as well as the net proceeds of certain asset sales, to repay interest and principal on the indebtedness. The Company agreed with holders of its 12% Senior Notes to defer an interest payment of approximately $2.6 million to January 31, 2002 to provide time to complete the restructuring. Ampex has terminated a previously announced agreement to sell and leaseback certain real estate, the net proceeds from which would have been applied to repay the Senior Discount Notes. Data Systems and the holders of the Senior Discount Notes have agreed to extend the maturity of the Senior Discount Notes to March 31, 2002. Data Systems is currently seeking a mortgage financing of the real estate and will continue to pursue new sale and leaseback opportunities. There can be no assurance that these financing efforts will be successful or be completed by the due date of the Senior Discount Notes. As part of the restructuring, the Company and the holders of the Senior Discount Notes are discussing a long-term extension of the Notes and repayment of principal and accrued interest from future net royalty receipts in the event that the mortgage financing or sale and leaseback of real estate do not materialize or do not raise sufficient proceeds.

         Subsequent to the end of the third quarter, Data Systems obtained a short-term financing commitment of up to $2.5 million through March 2002. Borrowings under the line are secured by inventories and bear interest at 8% per annum. The facility will be used to reduce accounts payable, a significant portion of which at September 30, 2001 had become past due. The Company believes that the new inventory line of credit will bridge the liquidity gap that existed pending realization of recently enacted operational cost savings and inventory liquidation initiatives. The Company is continuing to offer its Data Systems subsidiary for sale, but does not currently anticipate closing such a transaction in 2001, if at all. Management's current projections indicate that Data Systems should generate sufficient liquidity to meet its obligations for at least the next twelve months. The Company is actively seeking a restructuring of its indebtedness, but if this is not concluded successfully, the Company may be unable to continue as a going concern and could be required to seek bankruptcy protection. Such an event may result in the Company's Common Stock being negatively affected or becoming worthless. (See Liquidity and Capital Resources.)

Risk of Continuing Losses

         Ampex has incurred significant operating and net losses in the nine months ended September 30, 2001 and its fiscal years ended December 31, 2000 and 1999. Such losses were primarily due to its Internet video businesses that have been closed at the end of the quarter ended June 30, 2001 as well as from operating losses of MicroNet which were discontinued at the end of December 31, 2000. Although the Company is seeking to increase its traditional licensing activities and hopes to increase the amount of royalty income from such activities, there can be no assurance that such revenues will be sufficient to offset operating costs and interest expense. The Company has substantial indebtedness outstanding and it incurs substantial interest expense. The Company has recently taken steps to reduce headcount and overhead expenses of Data Systems, which is classified as a Discontinued Operation, in order to seek to operate at a cash breakeven level at reduced sales levels, pending a sale of Data Systems. Such actions have given rise to restructuring charges in the second quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, " below, and the other Risk Factors included in this section.

Risks Associated with Acquisition Strategy

         Ampex is not currently seeking to make any acquisitions of new businesses. However, Ampex has made, and may continue to make under the right circumstances, acquisitions of, and/or investments in, other business entities. These entities may be involved in new businesses in which Ampex has not historically been involved. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms. In order to pay for future acquisitions or investments, Ampex may have to:

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

Risk that the Company will be Unable to Sell Data Systems

         The Company has announced its intention to sell Data Systems, which manufactures high performance mass data storage and instrumentation products for entertainment and government applications. For accounting purposes, the results of operations of Data Systems have been classified as a "Business Held for Sale" for all periods presented. At the date of these financial statements, the Company continues to offer Data Systems for sale but has not received any acceptable offers to purchase Data Systems. Accordingly, the Company does not anticipate being able to close a transaction in 2001. There can be no assurance that the Company will be able to consummate a sale, or as to the terms, conditions or timing of any sale, if consummated.

Possible Inability to Complete Restructuring

         As discussed above, the Company's declining liquidity has prompted negotiations with the holders of the Senior Discount Notes and Senior Notes to restructure their indebtedness. The restructuring plan would apply substantially all future royalty receipts, net of operating expenses, as well as the net proceeds of certain asset sales, to repay interest and principal on the indebtedness. If the Company is unable to restructure its debt obligations it may be required to seek bankruptcy protection, and in such event the Company's common stock may be negatively affected or become worthless.

         The Company may seek to incur additional indebtedness from time to time, and current restrictions in the indenture governing the Senior Discount Notes and Senior Notes may need to be modified to permit such borrowings. The degree to which the Company is leveraged could have important consequences to investors, including the following:

         . under the proposed restructuring plan, a substantial portion of the Company's consolidated cash flow from operations will be dedicated to the payment of principal and interest on outstanding indebtedness, and is therefore unavailable for other purposes;

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

Dependence on Certain Suppliers

         The Company's manufacturing subsidiaries purchase certain components from a single domestic or foreign manufacturer for use in its products. Significant delays in deliveries or defects in such components have adversely affected Ampex's manufacturing operations in the past, pending qualification of an alternative supplier. In addition, Ampex produces highly engineered products in relatively small quantities. As a result, Ampex's ability to cause suppliers to continue production of certain products on which it may depend may be limited. Ampex does not generally enter into long-term raw materials or components supply contracts. A significant portion of Data Systems trade accounts payable had become past due at September 30, 2001. Data Systems expects to enter into agreements with its trade creditors that provide for the systematic repayment of accounts payable over several months and continue access to critical manufacturing components in future periods. Certain suppliers have required prepayment or payment at the time of delivery of materials or services.

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

         . announcements of acquisitions or new product introductions by Ampex or its competitors;

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

         . developments in the status of the Company's indebtedness and restructuring negotiations.

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

Anti-Takeover Consequences of Certain Governing Instruments

         Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $31.9 million at September 30, 2001, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of $44 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. In addition, the Senior Discount Notes issued in November 2000 are mandatorily redeemable in the event of the sale of Data Systems or a change of control (as defined) of Ampex or Data Systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not use derivative financial instruments in its investment portfolio. The investment portfolio generally has been comprised of US Treasury Bills. These securities mature within one year and are classified as available for sale in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall.

         At December 31, 2000 the investment portfolio included a fixed-income security, of the quality described above, with a fair market value of approximately $5 million. This security is subject to interest-rate risk, and will decline in value if interest rates increase. The Company also had a number of cash and cash equivalent accounts whose return varied directly proportionally to US interest rates.

         Due to the short duration of the investment portfolio, an immediate, hypothetical 10 percent decrease in interest rates would not have a material effect on the current-year financial condition or results of operations. The new securities the Company replaces them with, when they mature, would yield less interest income, but the impact of the 10 percent reduction would not be material to the Company. If a 10 percent reduction occurred on January 1, 2001 and remained in effect throughout 2001, interest income and cash flow would be reduced by approximately $29,000 in 2001. The Company does not hold any long-term fixed instruments.

         The Company has a revolving credit line with a domestic financial institution to finance working capital requirements. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. Average borrowings under these agreements during both 2000 and 1999 were less than $0.1 million at an average interest rate of 9.8% and 8.9%, respectively. Maximum borrowings outstanding at any time during 2000 and 1999 were $2.4 million and $1.0 million, respectively. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. If a 10% increase in interest rates were to occur at January 1, 2001 and remain in effect throughout 2001, and the balance remained the same, interest expense and cash outflow would increase by approximately $21,000.

Foreign Currency Exchange Rate Risk.

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

         The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the US dollar. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2000 and 1999 was not material.

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

         Sumitomo Marine Management (USA), Inc. and Great American Insurance Company filed suit on May 17, 2001, in the Superior Court of New Jersey as subrogees of Casio, Inc. against AENTV and others, alleging that Arnold Schwarzenegger had sought and obtained payment from Casio based on its use in an ad of an image of Schwarzenegger as the Terminator, which had been purchased from the defendants and was extracted from a television show on the making of "The Terminator" created by defendants. Plaintiffs allege they paid "millions" in settlement of Schwarzenegger's claim. Suit seeks unspecified damages and costs. In July 2001, the Company's subsidiary, iNEXTV, wrote off its investment in AENTV and believes that it has no further obligations with respect to AENTV.

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

         Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 2001, the Company had an accrued liability of $1.0 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         For the three months ended September 30, 2001, holders of 537 shares of Redeemable Preferred Stock and holders of 358 shares of Convertible Preferred Stock exchanged their holdings into 429,600 shares and 286,400 shares of Common Stock, respectively. No cash or other consideration was paid by the Company, directly or indirectly, in connection with such conversion or exchange. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

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

         Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMPEX CORPORATION

Date: November 14, 2001         /s/ EDWARD J. BRAMSON
                                --------------------------------------------
                                Edward J. Bramson
                                Chairman and Chief Executive Officer

Date: November 14, 2001         /s/ CRAIG L. McKIBBEN
                                --------------------------------------------
                                Craig L. McKibben
                                Vice President, Chief Financial Officer and
                                Treasurer

                                AMPEX CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                               September 30, 2001

                                  EXHIBIT INDEX


Exhibit No.         Exhibit Description
-----------         -------------------

4.3 Second Amendment to Note Purchase Agreement, dated as of August 13, 2001, among Ampex Data Systems Corporation, Registrant and the several Note Purchasers named therein.

4.4 Third Amendment to Note Purchase Agreement, dated as of October 26, 2001, among Ampex Data Systems Corporation, Registrant and the several Note Purchasers named therein.

4.5 Form of Interest Deferral Agreement, dated as of November 14, 2001, among Ampex Corporation and each of the Holders of the Company's 12% Senior Notes due March 15, 2003.

4.6 Loan Agreement, dated as of October 29, 2001, between Sherborne & Company Incorporated and Ampex Data Systems Corporation to advance funds up to an aggregate amount at any one time outstanding not in excess of $2,500.000.00.

4.7 Secured Promissory Note, dated as of October 29, 2001, between Ampex Data Systems Corporation and Sherborne & Company Incorporated.

4.8 Security Agreement, dated as of October 29, 2001, by Ampex Data Systems Corporation in favor of Sherborne & Company Incorporated.

4.9 Guarantee Agreement, dated as of October 29, 2001, between Registrant and Sherborne & Company Incorporated.

4.10 Letter Agreement, dated as of October 29, 2001, between Registrant and Sherborne & Company Incorporated providing for the issuance to Sherborne & Company Incorporated of 1,000,000 shares of the Registrant's Class A Common Stock.

4.11 Form of Note between Ampex Corporation and Hillside Capital Incorporated to fund pension contributions.