Form 10-K
period 2001-12-31
AMPEX CORP /DE/
filed 2002-04-01
CIK 887433

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

   For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from__________  to __________

                          Commission File No. 0-20292
                               -----------------
                               Ampex Corporation
            (Exact name of Registrant as specified in its charter)

                     Delaware                   13-3667696
             (State of incorporation)        (I.R.S. employer
                                          identification number)
                              1228 Douglas Avenue
                      Redwood City, California 94063-3199
         (Address of principal executive offices, including zip code)

                                (650) 367-2011
             (Registrant's telephone number, including area code)
                               -----------------
          Securities registered pursuant to Section 12(b) of the Act:

                Class A Common Stock, par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:
                               -----------------
   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of February 28, 2002 was approximately $7,213,929 based on a price of $0.14 per share, which was the closing price of the Registrant's Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of common stock outstanding.

   As of February 28, 2002 there were 61,652,996 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

================================================================================

                               AMPEX CORPORATION

                                   FORM 10-K
                         Year Ended December 31, 2001

                                     INDEX

                                                                          Page
                                                                          ----
                                    PART I
 ITEM 1.  BUSINESS.......................................................   1
 ITEM 2.  PROPERTIES.....................................................  16
 ITEM 3.  LEGAL PROCEEDINGS..............................................  17
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  18
 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT...........................  18
                                    PART II
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS....................................  19
 ITEM 6.  SELECTED FINANCIAL DATA........................................  20
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................  20
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK......................................  30
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  31
 ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................  31
                                   PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................  32
 ITEM 11. EXECUTIVE COMPENSATION.........................................  32
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.............................................  32
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  32

                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  32

 SIGNATURES AND POWER OF ATTORNEY........................................  37

                                    PART I

ITEM 1.  BUSINESS

Introduction

   Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. During its 57-year history, Ampex has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. Ampex currently holds approximately 750 patents and patent applications covering digital image-processing, data compression and recording technologies. The Company, through its wholly-owned subsidiary, Ampex Data Systems Corporation ("Data Systems"), incorporates this technology in the design and manufacture of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. The Company also leverages its investment in research and development through its Corporate Licensing division that licenses Ampex patents to manufacturers of consumer electronics products. In the past ten years, the Company has received royalty payments in excess of $115 million.

   In the second quarter of 2001, the Company determined that the Internet video operations of its wholly-owned subsidiary, iNEXTV, were unlikely to generate sufficient advertising revenues to achieve profitability within an acceptable time frame. Accordingly, as of June 30, 2001, the Company closed iNEXTV's operations in New York City and terminated development of Internet video technology in Redwood City, California. The Company discontinued funding its subsidiary, AENTV in Los Angeles and its partially-owned affiliate, TV1.de in Munich, Germany. The Company's Internet operations have been classified as discontinued operations for all periods presented.

   Ampex had announced its intention to sell Data Systems, and in 2000 and through September 2001, the Company's consolidated financial statements included this subsidiary's operations as a discontinued business. Ampex did not receive offers to purchase Data Systems that, in the opinion of the Company's Board of Directors, were adequate. Accordingly, the Company has ceased its efforts to sell Data Systems and has restated financial statements for all periods included in this Form 10-K to include Data Systems as a component of its continuing operations.

   Subsequent to December 31, 2001, the Company completed previously announced restructurings of its principal senior debt. The debt restructuring has improved the Company's financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003. The Company has agreed until such indebtedness is repaid in full it will apply substantially all its future net patent royalty stream to the repayment of the restructured indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Senior Notes Restructuring."

   The Company was incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to "Ampex" or the "Company" include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. The principal executive offices of the Company are located at 1228 Douglas Avenue, Redwood City, California 94063, and its telephone number is (650) 367-2011. The Company's Class A Common Stock is traded on the American Stock Exchange under the symbol "AXC".

Forward-Looking Statements

   This Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under

"Risk Factors," below. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Risk Factors

  Risk of Continuing Losses

   Ampex has incurred significant net losses in the three years ended December 31, 2001, primarily attributable to its Internet video programming activities. As of June 30, 2001, the Company closed its Internet businesses and recorded charges to write-off its investments in iNEXTV and its affiliates as well as to provide for costs of closure, principally real estate leases. In prior years, the Company's disk storage subsidiary, MicroNet incurred operating losses, and, in 2000, the Company provided reserves to close down MicroNet. The Company no longer operates either of these businesses and it has provided reserves for all known costs that have been guaranteed by it.

   The Company's continuing operations include the results of Data Systems and the Company's corporate licensing division. In 2001, total revenues were not sufficient to offset operating costs of these businesses. In addition, the Company incurs substantial interest expense on its indebtedness. Although the Company has restructured the operations of Data Systems in order to position it to operate at a profit at lower sales levels, there is no assurance it will do so in future periods. In addition, while the Company's licensing activities have been historically profitable, the Company cannot predict the amount of licensing royalties that it may realize in future periods. Future profitability from licensing will be dependent upon obtaining new licensees of the Company's patents for use in new products such as digital camcorders, digital cameras, DVDs and other consumer products. Manufacturers of those products have previously not licensed the Company's patents for such products. Licensing negotiations can take as much as several years to conclude, and the Company to date has held only preliminary discussions with prospective licensees of products other than digital camcorders.

   Accordingly, there is a material risk that the Company will incur operating losses in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below and the other Risk Factors included in this section.

  Risks of Declining Liquidity

   The Company has experienced a substantial reduction in its cash and marketable securities which declined from $15.4 million at December 31, 2000 to $8.0 million at December 31, 2001.

   To deal with its declining liquidity, the Company in 2001 restructured and extended the maturity dates of its outstanding senior debt, discontinued certain unprofitable Internet video operations, and borrowed funds from a former affiliate to make required contributions to its employee retirement plan which is substantially underfunded. See "Pension Plan Matters." Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for at least the next 12 months.

   During the past several years, the Company has initiated cost reduction programs at Data Systems and continues to implement strategies to lower its operating overhead. Data Systems currently believes that it should operate at a cash flow breakeven at current sales levels and that it should have adequate liquidity to satisfy its obligations for at least the next 12 months. However, sales levels at Data Systems have declined in recent years and there can be no assurance that this trend will not continue. The television production and broadcast market, which historically has been one of Data Systems' principal markets, has been adversely affected by depressed advertising spending. In order for Data Systems to realize substantial future sales growth, the Company believes that the broadcast market must recover.

   Data Systems obtained a short-term inventory line of credit in October 2001 that provided additional liquidity to enable it to develop a repayment plan for its trade accounts payable, much of which had become past due by the end of the third quarter of 2001. This facility is scheduled to expire by March 31, 2002, and it is not expected to be renewed. Also, Data Systems' accounts receivable line of credit, against which outstanding borrowings at December 31, 2001 totaled $1.0 million, is scheduled to expire in May 2002. Data Systems is seeking to obtain a replacement accounts receivable line of credit to deal with its seasonal changes in cash flow. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement additional cash conservation strategies, possibly including additional personnel or inventory reductions or deferral of capital spending.

  Risks Associated with Acquisition Strategy

   Ampex is not currently seeking to make any acquisitions of new businesses. At present, the terms of the Company's principal debt instruments substantially restrict the Company's ability to make acquisitions or investments in new businesses. However, Ampex has made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which Ampex has not historically been involved. Ampex may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

   Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with Ampex and/or each other's operations. Ampex may also encounter problems in entering markets and businesses in which it has limited or no experience. Acquisitions can also divert management's attention from other business concerns. Ampex has made and may make additional investments in companies in which it owns less than a 100% interest. Such investments involve additional risks, including the risk that Ampex may not be in a position to control the management or policies of such entities, and the risk of potential conflicts with other investors. Accordingly, there can be no assurance that any acquisitions or investments that Ampex has made, or may make in the future, will result in any return, or as to the timing of any return. All of the Company's acquisitions of Internet companies have been written off during 2000 and 2001. In addition, Ampex elected to discontinue the operations of MicroNet, which it acquired in 1998. It is possible that Ampex could lose all or a substantial portion of any future investments.

  Fluctuations in Royalty Income

   Ampex's results of operations in certain prior periods reflect the receipt of significant royalty income, including material nonrecurring payments resulting from negotiated settlements primarily related to sales of products by manufacturers before negotiating licenses from Ampex. Although Ampex has a substantial number of outstanding and pending patents, and its patents have generated substantial royalties in the past, it is not possible to predict the amount of royalty income Ampex will receive in the future. Ampex's expenditures for research and development have been declining in recent years, which may have a long-term adverse effect on Ampex's portfolio of licensable technologies.

   Royalty income has historically fluctuated significantly from quarter-to-quarter and year-to-year due to a number of factors that Ampex cannot predict. These factors include the extent to which third parties use its patented technology, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities.

   In recent years, a significant portion of the Company's royalty income stream has been based on patents covering analog and digital VCRs. Sales of analog VCRs are declining rapidly and several patents covering them are scheduled to expire in 2003. In order for the Company to attain levels of royalty income realized in prior years, it will be necessary for it to successfully conclude licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. The Company's patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. The Company may be required to pursue litigation if its negotiations are not successful. Management believes that the expected increase in royalties from new digital products will not be sufficient to offset the expected decline in analog VCR royalties during at least the first six months of 2002.

   The costs of patent litigation can be material and litigation may not be successful. The institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by Ampex of patents held by third parties or seeking to invalidate patents held by Ampex. Moreover, there is no assurance that Ampex will continue to develop patentable technology that will be able to generate significant patent royalties in future years to replace patents as they expire.

   As part of restructuring its senior long-term indebtedness, the Company has agreed to apply substantially all proceeds of future royalties to repay principal and accrued interest. The Company projects that for the foreseeable future, net royalty income will be distributed first to the holders of the Senior Secured Discount Notes and second to the holders of the Senior Notes for the repayment of principal and interest on such indebtedness. In the event of default, the holders of the Notes will be entitled to collect the proceeds of patent royalties directly for application to repay the Notes.

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

  Rapid Technological Change and Risks of New Product and Services Development

   All the industries and markets from which Ampex derives revenues, directly or through its licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades, services and patentable technology. This has required, and will continue to require, that Ampex spend substantial amounts for the research, development and engineering of new products and advances to existing products. Research and development spending has declined in recent years due to pressures to reduce spending at Data Systems and further spending cuts may be necessary if sales levels continue to fall. Continuance of this trend could adversely affect Ampex's ability to remain competitive in the future. No assurance can be given that

Ampex's existing products will not become obsolete or that any new products, services or technologies will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material and adverse effect on the Company's sales and results of operations in the future. The development and introduction of new technologies, services and products are subject to inherent technical and market risks, and there can be no assurance that Ampex will be successful in this regard.

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

  Dependence on Certain Suppliers

   The Company's manufacturing subsidiaries purchase certain components from a single domestic or foreign manufacturer for use in its products. Significant delays in deliveries or defects in such components have adversely affected Ampex's manufacturing operations in the past, pending qualification of an alternative supplier. In addition, Ampex produces highly engineered products in relatively small quantities. As a result, Ampex's ability to cause suppliers to continue production of certain products on which it may depend may be limited. Ampex does not generally enter into long-term raw materials or components supply contracts. A significant portion of Data Systems trade accounts payable had become past due during 2001. Data Systems has entered into agreements with most of its trade creditors that provide for the systematic repayment of accounts payable over several months and continued access to critical manufacturing components in future periods. Certain suppliers have required prepayment or payment at the time of delivery of materials or services.

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

  Volatility of Stock Price

   The trading price of Ampex's Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

   . quarterly fluctuations in patent royalty revenues and operating results;

   . developments in the status of the Company's patent licensing negotiations;

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

   The stock market in general, and technology companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. These broad market and industry fluctuations may adversely affect the price of Ampex's Common Stock, regardless of its operating performance. The Company has been notified by the American Stock Exchange ("Amex") that it will continue to list the Company's Common shares pending a review of the Company's 2001 Form 10-K and public disclosures. If the Company's Common Shares become delisted from Amex, the share price might become more volatile and an active market may no longer be maintained.

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

  Anti-Takeover Consequences of Certain Governing Instruments

   Ampex's Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. The Certificate of Incorporation provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The instrument governing Ampex's outstanding Preferred Stock, which has an aggregate liquidation value of approximately $30.2 million at December 31, 2001, requires that Ampex make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of Ampex's voting securities; Ampex merges, consolidates or transfers all or substantially all of its assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes the Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders. The indenture governing Ampex's outstanding Senior Notes, in the total principal amount of approximately $49 million, requires Ampex to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of the Company's voting stock; or the transfer of substantially all of the Company's assets to any such person or group, other than to certain subsidiaries and affiliates of Ampex. In addition, the Senior Discount Notes must be redeemed in certain events, including the sale of Data Systems, certain asset sales or a change of control (as defined) of Ampex or Data Systems.

   These provisions could have anti-takeover effects by making an acquisition of Ampex by a third party more difficult or expensive in certain circumstances.

  Nonpayment of Dividends

   Ampex has not declared dividends on its Common Stock since its incorporation in 1992 and Ampex has no present intention of paying dividends on its Common Stock. Ampex is restricted by the terms of certain agreements and of the outstanding Preferred Stock as to the declaration of dividends.

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

Products

   All of the Company's products are manufactured by Data Systems and are comprised of its very high performance tape-based mass data storage and instrumentation products. The Company's mass data storage products consist of its DST and DIS series of 19-millimeter scanning recorders and robotic library systems, and related tape and after-market parts. The Company's data acquisition and instrumentation products consist of its DCRsi digital instrumentation recorders and related tape and after-market parts. Data Systems also continues to offer spare parts to repair professional video recorders and other products that it previously manufactured and marketed to the television production and post-production industries. Sales of spare parts of legacy television products accounted for 5.6% of sales for the year ended December 31, 2001 and less than 10% of sales in the prior two years. For information concerning net sales for each product group comprising in excess of 10% of net sales see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   19-millimeter Products. In 1992, Ampex entered the high-performance mass data storage market with its DST series of 19-millimeter data storage products, including tape drives and robotic library systems. With the 2000 introduction of its "Quad Density" product line, the DST series is in its third generation. Based on its own evaluation and that of outside sources, the Company believes that its DST and DIS mass data storage products offer a price/performance advantage over alternative magnetic, optical, solid-state or disk-based storage systems now available, providing fast data access times, rapid data transfer rates and low cost per megabyte of storage.

   Access time is one of the most important sustainable advantages of DST products compared to alternative tape-based storage systems. Other tape-based storage products achieve low-cost storage but trade off accessibility; since the data stored is not available for most online or near-online applications, such systems are generally limited to backup and archival storage applications. DST products, in contrast, combine low storage cost per megabyte with fast access to rapidly transferable information. DST products use software logic that enables a library or even a single tape drive to organize information using partitions, much as disk drives do. Individual segments can then be accessed quickly and updated independently. This proprietary Ampex technology, introduced in 1994, gives DST products the performance of a digital tape drive and the efficiency and access speed of partitioned memory. DST systems also provide rapid data transfer rates that exceed the speed of other mass storage products such as optical disks, allowing a user to download stored information to a computer at a sustained rate of 15 megabytes per second ("MB/sec"), with an option available to increase to a rate of 20MB/sec without utilizing compression.

   DST and DIS tape drives use core technology developed by Ampex for its digital video recorders. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 100 to 660GB per cartridge in quad-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 to 12.8 terabytes ("TB") of storage capacity while occupying only a fraction of the floor space required by competing storage systems. As each of the three generations of the product line was introduced, the Company provided for the ability to upgrade to the new format. In early 2001, the Company began shipping expansion modules which expand DST library storage capacities up to approximately 100 terabytes.

   Ampex's quad-density DST product line currently includes the DST 314 tape drive, the DST 414 automated cartridge library, the DST 714 and DST 814 automated library system. The DST 314 is a single cartridge tape drive that provides rapid backup/restore applications for large databases or disk arrays. The DST 314 is capable of accepting 100GB, 300GB and 660GB cartridges. The DST 414 automated cartridge library is an entry-level library with a storage capacity of up to 4.8TB in less than eight square feet of floor space. The DST 714 automated library is designed to combine one or two tape drives, and features a storage capacity of 12.8TB. This automated tape library product was designed to fill the gap between the Company's DST 414 and DST 814 products. The DST 814 library system is designed to combine from one to four tape drives and is optimized for large file size applications and, accordingly, is suited for image-based document storage, medical records, news archives, oil and gas seismic data and CAD/CAM image data, as well as potential video-on-demand applications. These products can deliver a sustained rate of 15MB/sec across a SCSI-2 interface, search speeds of up to 1600MB/sec, average access time of less than 16 seconds and capacity of up to 660GB on a single cartridge. The Company also offers expansion modules for the DST 714 and DST 814 products, which permit additional storage capacity for those products.

   Although the Company believes that its DST drives and library systems offer significant advantages over competitive systems, these products incorporate a proprietary magnetic tape format that is not compatible with current industry standard formats. The Company has not licensed its tape format to other manufacturers and, as such, is the sole source of these products. In addition, other factors relating to the markets for these products and to competition in these markets may affect future sales of DST products. See "Markets--Mass Data Storage and Instrumentation Products," "Markets--Distribution and Customers," "Markets--Competition," and "--New Product Development and Industry Conditions."

   The Company's 19-millimeter tape-based instrumentation products currently are the DIS 124i and DIS 164i instrumentation/data recorders and the DIS 224i automated instrumentation/data library. The Company's DIS products are designed for mass storage of instrumentation data. These recorders use the same 19-mm helical scan recording technology used in the Company's DST products. Data from DIS recorders can also be stored on DST cartridges, placed in DST libraries and accessed using DST tape drives, so that all the benefits of DST mass storage products are available, including rapid, random access to the data for subsequent processing. The DIS 124i and 164i drives have capacities of 100, 300 or 660GB (depending on the DST cartridge used) and record/reproduce rates of 120 megabits ("Mb") and 160Mb per second, respectively.

   Data Acquisition/Instrumentation Products. Ampex has been well established for a number of years as a supplier of instrumentation recorders. Ampex has supplied these recorders primarily to government agencies for use in data collection, satellite surveillance and defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Ampex instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on many foreign aircraft. The Company believes they are well suited to these demanding aeronautical application and other applications involving comparable data-gathering challenges in extreme environments, because of their performance and reliability.

   The Company's principal data acquisition/instrumentation products currently are the DCRsi 240, DCRsi 120 and DCRsi 75 digital instrumentation recorders. The DCRsi recorders are rugged, highly-reliable and compact recorders that permit uninterrupted data capture over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48GB of data at a record/reproduce rate of up to 240 megabits ("Mb") per second. The DCRsi 120 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 120Mb per second. The DCRsi 75 recorder is the Company's lowest cost DCRsi model with a record-reproduce rate of 75Mb per second.

   In 2001, the Company developed the DDRs 400, a new generation of airborne instrumentation recorders utilizing hard disks rather than tape. The data and control interface is fully compatible with the DCRsi product line. The recorder is smaller, lighter, consumes less power, has a higher data rate and larger storage capacity than the previous generation of tape-based recorders. The Company has shipped Beta units to customers for evaluation and testing.

   A significant portion of data acquisition and instrumentation recorder sales reflect purchases by prime contractors to the federal government, which can be subject to significant fluctuations. See "Markets--Data Acquisition/Instrumentation Recorders." In addition, other factors relating to the markets for the Company's instrumentation products and to competition in these markets may affect future sales of these products. See "Distribution and Customers, Competition," and "New Product Development and Industry Conditions."

   Data Systems' other products are primarily television after-market products (including spare parts) relating to television products that the Company manufactured in prior periods and continues to support.

Markets for Data Systems Products

   Digital Archives and Mass Storage Libraries. The Company's 19-millimeter mass storage tape drives and library systems are optimized for applications that must handle large amounts of data, such as those that process and store images, digital video and streaming data. The Company's markets are presently:

    1. Government intelligence gathering and archiving. In recent years, the Company's products were selected for use in certain large government programs that required delivery of new systems over several years. The Company has significant market share in government directed streaming data applications, such as satellite telemetry and airborne intelligence gathering. Sales of service, spare parts and tape have been an important component of the Company's total revenues, and the Company projects that they will represent an increasing percentage of future total revenues as new system sales decline.

    2. Broadcast digital video, which is projected to grow as broadcasters re-equip to deliver new digital signals by 2006. The Company's digital video archive systems have become the industry standard due to their high performance and reliability, with installations at ABC, Viacom/CBS, Fox Broadcasting, USA Networks and Public Broadcasting Stations. The decline in advertising spending has caused this market to defer capital spending, including plans to purchase digital archives from the Company and its competitors.

    3. Oil and gas seismic archives with a customer base that includes Exxon/Mobil, Shell and Chevron/Texaco.

   The Company believes that the emergence of applications that video, graphics and other images over the Internet or private networks may create new markets for the Company's data storage products. The Company's management realizes that these applications will require bandwidth improvements to current information delivery systems before the information storage systems offered by the Company and others will be required. As these technical obstacles are overcome and commercial markets ultimately develop, the Company believes that it will experience aggressive competition from other companies, and there can be no assurance that the Company will be able to remain competitive against products ultimately offered by such companies.

   Data Acquisition/Instrumentation Recorders. Data Systems' DCRsi recording drives and magnetic media are designed to acquire large volumes of data in stressful physical environments, and are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of aircraft. DCRsi products are used by U.S. and foreign military and intelligence agencies (including those of Germany, Japan and the United Kingdom), as well as by manufacturers of commercial airplanes, such as Boeing Corporation, and by Airbus, the consortium of European airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments.

   The storage capacity and data transfer rates of the Company's DCRsi products can be varied continuously from fractions of a megabit per second up to 240 megabits per second on its highest performance versions. These products perform in conditions of extreme shock and vibration, variations in gravitational force and temperature, humidity and electronic interference, such as those found in aircraft, helicopters and space vehicles. These products are designed for data interchange between locations and agencies. In ground-based applications, which generally are less harsh environments that do not require the ruggedness of a DCRsi recorder, the storage and analysis functions of DCRsi products can also be performed by the Company's 19-millimeter DST and DIS mass data storage products.

   The U.S and foreign government agencies continue to be the primary market for the Company's DCRsi products. Sales to government agencies are subject to fluctuation as a result of changes in government spending programs (including defense programs) and could be adversely affected by pressure on government agencies to reduce spending. Any material decline in the current level of government purchases of the Company's products could have a material adverse effect on the Company.

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

   The Company's instrumentation recorders (including its DIS recorders) are sold primarily to prime contractors who in turn sell to government agencies involved in data collection, satellite surveillance and defense-related activities, as well as to defense contractors and other industrial users for testing and measurement purposes. Sales of instrumentation recorders are made through the Company's internal domestic and international sales forces, as well as through independent sales organizations in foreign markets.

   The Company currently operates a total of six sales offices, including four in the U.S., one in Japan and one in the United Kingdom.

   Ampex's sales of systems to U.S. government agencies (either directly or indirectly through government contractors) represented 57.4% of U.S. systems sales in fiscal 2001 compared to 45.5% in fiscal 2000 and 44.2% in fiscal 1999. Products sold for U.S. government use include primarily instrumentation recording systems. Sales to government customers are subject to customary contractual provisions permitting termination at the government's election. See "Markets--Mass Data Storage and Instrumentation Products."

   In 2001, two customers each individually accounted for more than 10% of total net product sales and collectively accounted for 32.1% of total net product sales. In 2000, three customers each individually accounted for more than 10% of total net product sales and collectively accounted for 34.8% of total net product sales. In 1999, one customer accounted for 10.5% of total product sales.

Research, Development and Engineering

   Scanning recording systems such as those developed by Ampex involve extremely complex technology. As a result, Ampex has developed extensive expertise in a wide area of technical disciplines and has developed fundamental innovation in digital image processing, magnetic recording technology and channel electronics. In 2001, the Company spent approximately 11.9% of total revenue for research and development programs and engineering costs, compared to 11.5% in 2000 and 11.8% in 1999. While the percentage of research, development and engineering expense to total revenues has remained relatively constant, the amount spent has declined substantially in response to lower sales levels. Future research, development and engineering spending may need to be reduced if Data Systems were to experience further declines in revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements. In prior years, the Company designed and manufactured a wide range of professional television products, and the Company patented many of its innovations. While the Company exited those markets several years ago, many patents covering innovations in the field remain in force. These technologies form the foundation of the Company's digital patent portfolio that it is seeking to exploit with new licensing agreements covering digital cameras, DVDs and computer games. In recent years, with respect to current products, the Company has allocated a major portion of its research and development budget to the 19-millimeter digital recording technology including the introduction of double and then quad-density recorders and expansion modules for its DST and DIS products and to sustaining engineering on all of its product lines. The Company will continue its sustaining engineering processes and, with available funds, develop lower cost versions of its data acquisition and instrumentation products, such as the recently developed DDRs disk-based recorder, and to improve the ability of these products to interface with other companies' products. See "Products--Mass Data Storage and Instrumentation" above. Ampex will also continue researching other new product opportunities that capitalize on its expertise and patented technology in digital image processing, magnetic recording and channel electronics. All of the Company's research, development and engineering efforts are subject to certain risks and uncertainties described below under "New Product Development and Industry Conditions," and there can be no assurance that any of these efforts will be technologically or commercially successful.

Patents, Licenses and Trademarks

   As a result of its ongoing research and development expenditures, the Company has developed substantial proprietary technology, certain of which it has elected to patent or to seek to patent. As of December 31, 2001, Ampex held over 750 patents and patent applications, including approximately 300 patents in the U.S., approximately 400 corresponding patents in other countries, and approximately 80 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to the Company's recording technology. The Company continually reviews its patent portfolio and allows non-strategic patents to lapse, thereby minimizing substantial renewal fees.

   Ampex has granted numerous royalty-bearing patent licenses to, and holds patent licenses from, third parties. Certain of the Company's patented innovations have been adopted for use in mass market consumer products, and as a result, the Company receives the majority of its licensing royalties from foreign manufacturers of analog and digital video tape recorders. Several of the Company's patents covering analog VCRs expire by 2003. Late in 2001, the Company entered into an agreement with a major Japanese manufacturer of digital camcorders to license its intellectual property which resulted in payments on prior period shipments of products amounting to $3 million. The Company has contacted other unlicensed manufacturers of digital camcorders and has initiated licensing discussions with them. There can be no assurance that such licensing efforts (including any necessary litigation) will be successful.

   The Company also believes that it has patents that are used in the manufacture of digital still cameras, DVDs, video games and other consumer electronic products. The Company intends to offer licenses to major manufacturers of these products. Ampex will continue to evaluate additional products as potential licensing opportunities to the extent that its technical and financial resources permit. Ampex has not granted any licenses under its scanning recorder patents specifically for data storage applications, but it may do so in the future if it determines that this would support the Company's marketing strategy.

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

   Ampex regards its trademark "Ampex" and the Ampex logo as valuable to its businesses. Ampex has registered its trademark and logo in the U.S. and a number of foreign countries. U.S. trademark registrations are generally valid for an initial term of 10 years and renewable for subsequent 10-year periods. Ampex has not granted any material rights to use its name or logo to any other third party.

   Trademarks of the Company used in this Report include Ampex include Ampex, DCT, DST, DCRsi and DIS, all of which are trademarks of Ampex Corporation. All other trademarks and service marks used in this Report are the property of Ampex or their respective owners.

Manufacturing

   The Company's products are manufactured at Ampex's facilities in Redwood City, California and Colorado Springs, Colorado. Products are designed and engineered primarily in Redwood City. Because the Company's mass data storage products incorporate many of the technologies and components of the Company's 19-mm-based videotape recorders, the manufacturing process of the mass data storage products has benefited from the existing video recorder production facilities and techniques.

   The Company believes that its Colorado Springs, CO manufacturing facility is larger than required or projected to be required to accommodate business growth in the foreseeable future. Accordingly, the Company is seeking a tenant to lease up to 150,000 square feet of presently underutilized space.

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

   A substantial portion of the Company's backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Ampex's backlog of firm orders at December 31, 2001 was $4.6 million, compared to $3.4 million at December 31, 2000 and $3.0 million at December 31, 1999. Ampex does not generally include foreign orders in backlog until it has obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

   Ampex encounters significant competition in all its product markets. Although its competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages.

   Ampex competes in the mass data storage market with a number of well-established competitors, such as IBM Corporation, Storage Technology Corporation, Sony Corporation and ADIC as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with the Company. In the mass data storage market, the Company believes that the principal competitive factors are product performance, cost of equipment and media, product reliability and availability of service and support. The Company believes its strongest competitive advantage is in the area of product performance. However, DST products are relatively expensive in comparison to other competitive products, and are generally cost effective only if the customer requires the high level of performance and storage capacity of DST products. While the Company is working to reduce the cost of its DST products, the prices of other storage systems, such as disk drives, are also declining. In addition, although DST products offer faster data access times than competing tape-based library systems, magnetic disks deliver faster data access than DST products. There can be no assurance that the Company can compete successfully on a long-term basis in the mass data storage market.

   In the instrumentation market, the Company competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony Corporation, L-3 Communications Corporation, Calculex and Sypris Solutions, Inc. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined. The principal competitive factors in this market are cost, product reliability, product performance and the ability to satisfy applicable government procurement requirements.

New Product Development and Industry Conditions

   The data storage and instrumentation industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on sales and results of operations. Although Ampex has completed development of its third-generation mass data storage drives and robotic library systems, the Company must continue to invest in research and development programs to improve these products and develop new products. Due to declining sales levels, over the past few years, Ampex has been required to reduce amounts invested in research, development and engineering. If this trend continues, its ability to remain competitive will be affected. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that Ampex's new products or technology will be competitive. See "Competition." Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

   Sales of the Company's instrumentation products can be significantly affected by changes in government spending levels. See "Markets--Mass Data Storage and Instrumentation Products--Data Acquisition Instrumentation Recorders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

International Operations

   Substantially all of the Company's licensing income is derived from foreign customers. Sales of products to foreign customers accounted for approximately 19.6% of net sales in fiscal 2001, compared to 20.6% in fiscal 2000 and 28.1% in 1999. Foreign marketing operations are conducted primarily through local distributors and agents, with support from Ampex's internal marketing and sales organization. See "Distribution and Customers."

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

Environmental Regulation and Proceedings

   The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Ampex is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that Ampex is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2003 or 2002 will be material.

   Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in six environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by the Company. Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 2001, the Company spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expects to spend a similar amount in fiscal 2002 for such activities.

   Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2001, the Company had an accrued liability of $1.2 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it is only remotely likely that the liability of the Company in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

Employees

   As of December 31, 2001 in its continuing operations, Ampex employed 156 people worldwide, compared to 260 at December 31, 2000 and 305 at December 31, 1999. Approximately 12% of Ampex's current worldwide workforce is employed in the Company's international operations, compared to 8% at December 31, 2000 and 10% at December 31, 1999. No employees are covered by any collective bargaining agreement. The Company is dependent on the performance of certain key members of management and key technical personnel. The Company has not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as the Company's Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings Incorporated, a privately-owned Delaware holding company and a Company stockholder. Mr. Bramson currently devotes most of his time to the management of the Company. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on the Company.

   As of December 31, 2000, in its discontinued operations Ampex employed 75 people in its Internet affiliates and 53 people at MicroNet, as compared to 109 people and 51 people, respectively, at December 31, 1999.

Pension Plan Matters

   In 1994, the Company, the Pension Benefit Guaranty Corporation (the "PBGC") certain affiliates, including Hillside Capital Incorporated ("Hillside"), who were members of a "group under common control" for purposes of the Employee Retirement Income Security Act ("ERISA") entered into certain agreements in connection with the liquidation of the Company's former parent, NH Holding Incorporated ("NHI"), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. See Note 16 of Notes to Consolidated Financial Statements. Pursuant to these agreements, Hillside has advanced to the Company $1.3 million for pension contributions that were scheduled in 2001 that the Company was unable to make. Ampex agreed to repay such amounts in accordance with the terms of the agreements, and has agreed to grant Hillside a security interest in certain assets as collateral for advances which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict Ampex's ability to declare dividends, sell all or substantially all its assets or commence liquidation, or engage in specified transaction, with certain related parties, breach of which could result in acceleration of the Company's potential termination liabilities. In 1994, the Company discontinued accrual of benefits under the pension plans, but has continued to fund its plan in accordance with ERISA. The Company is also contingently liable to fund the Media plan if Media fails to do so.

ITEM 2.  PROPERTIES

   As of December 31, 2001, the Company's principal properties were as follows:

                                                                           Approximate
                                                                             Square
                                                                           Footage of
Location                       Activities Conducted                         Facility
--------                       --------------------                        -----------
Redwood City, California...... RD&E, manufacturing,sales and marketing (1)    91,760
New York City, NY............. Executive offices (2)                          19,000
Colorado Springs, Colorado.... Manufacturing (3)                             229,961
Chineham, Basingstoke, England Sales and service (4)                           7,184
Tokyo, Japan.................. Sales and service (5)                           3,886

--------
(1) The Company is attempting to sublet 60,000 square feet representing a two-story building that the Company no longer occupies. The lease term extends to September 2008.
(2) This facility lease terminates in April 2008. The Company is seeking to sublet a substantial portion of these facilities previously used by its former Internet video subsidiary.
(3) This property is subject to a deed of trust securing senior discount notes issued by Data Systems in November 2000. The facility is underutilized by Data Systems and it is seeking a tenant to lease up to 150,000 square feet of the facility.
(4) These facilities are leased under a ten-year lease, which is terminable at the option of the Company or the landlord in 2002.
(5) These facilities are leased under leases that expire during July 2002. The current plan is to renew the lease on a year-to-year basis.

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

   The State of California assessed income tax in the amount of $0.5 million for the period 1983-1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). On January 2, 2002, the Company was granted a deferral of its appeal until October 2002, in order for it to enter into settlement discussions with the Franchise Tax Board regarding the outstanding assessment that, with interest and penalty, totals $2.7 million at December 31, 2001.

   The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Ampex is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that Ampex is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2002 or 2003 will be material.

   Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Company is engaged in six environmental investigation, remediation and/or monitoring activities at sites located off Company facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by the Company. Although the Company sold Media in November 1995, the Company may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 2001, the Company spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expects to spend a similar amount in fiscal 2002 for such activities.

   Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for the Company to estimate with any degree of certainty the ultimate costs that it may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2001, the Company had an accrued liability of $1.2 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by the Company. The Company has not accrued any liability for contingent liabilities it may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes it has no contingent liability in connection with such pending matters, either individually or in the aggregate, will be material to the Company's financial condition or results of operations or material to investors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company and their ages as of February 1, 2002 are as follows:

  Name               Age                       Position
  ----               ---                       --------
  Edward J. Bramson. 50  Chairman and Chief Executive Officer
  Craig L. McKibben. 51  Vice President, Chief Financial Officer and Treasurer
  Robert L. Atchison 64  Vice President
  Joel D. Talcott... 60  Vice President and Secretary

   Each of the executive officers of the Company serves in such capacity at the discretion of the Board.

   Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been Chief Executive Officer of the Company. Mr. Bramson also serves as Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated, First Jeffson Corporation and Second Jeffson Corporation, is a limited partner of Newhill Partners, L.P. These entities, which are private investment holding companies, may be deemed to be affiliates of the Company. Mr. Bramson is also a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976.

   Craig L. McKibben is Vice President, Treasurer, Chief Financial Officer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. Mr. McKibben also serves as Vice President and Treasurer and a director of Ampex Holdings Corporation, and as Vice President of each of Ampex Data Systems Corporation, and Ampex Finance Corporation. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated and is a Vice President of First Jeffson Corporation and Second Jeffson Corporation. Mr. McKibben also serves as disbursing agent of NHI, the Company's former parent. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

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

   Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for the Company's patent licensing activities (having served as Patent Counsel from 1991 to 1987), and has supervisory responsibility for investor relations and corporate communications functions. Mr. Talcott also serves as Chairman of Ampex Data Systems Corporation, as Vice President and Secretary and a director of Ampex Data Systems Corporation, Ampex Finance Corporation and Ampex International Sales Corporation and as Vice President and Secretary of Ampex Holdings Corporation, wholly-owned subsidiaries of the Company.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   (a) The following table sets forth the high and low prices for the Company's Class A Common Stock for each quarter during fiscal 2001 and 2000. Since January 16, 1996, the Class A Common Stock has been traded on the American Stock Exchange under the symbol "AXC."

                           Fiscal Year    High   Low
                           -----------    ----- -----
                           2001
                           First Quarter. $0.87 $0.26
                           Second Quarter  0.73  0.26
                           Third Quarter.  0.38  0.07
                           Fourth Quarter  0.20  0.10
                           2000
                           First Quarter. $5.50 $3.00
                           Second Quarter  3.44  1.50
                           Third Quarter.  1.75  1.00
                           Fourth Quarter  1.06  0.25

   As of January 29, 2002, there were 859 holders of record of the Company's Class A Common Stock.

   The Company has not declared any dividends on its Common Stock since its incorporation in 1992 and has no present intention of paying dividends on its Common Stock. The Company is also restricted by the terms of the Indenture for the Senior Notes, Senior Discount Notes and certain other agreements and of its outstanding Noncumulative Preferred Stock as to the declaration of dividends. Under current circumstances, the Company may not pay any cash dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 10 and 13 of Notes to Consolidated Financial Statements.

   (b) On or about October 29, 2001, the Registrant issued and sold to Sherborne & Company Incorporated (now named First Jeffson Corporation; ("FJC"), 1,000,000 shares of its Class A Stock having a market value at the time of issuance of approximately $160,000. The shares were issued as a commitment fee for the line of credit extended by FJC to the Registrant's subsidiary, Ampex Data Systems Corporation, and no separate cash consideration was received by the Registrant. The shares were not registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemption contained in
Section 4(2) thereof for any transaction not involving a public offering of securities. FJC is wholly-owned by Edward J. Bramson, the Chairman and Chief Executive Officer of the Registrant. The transaction was negotiated directly between the Registrant and FJC, and no underwriter, broker or dealer was involved in the transaction. The Registrant has agreed to register such shares for resale under the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

   The financial data required by Item 6 is included immediately following Item 14 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

   Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

  General

   Ampex's discussion and analysis of its financial condition and results of operations are based upon Ampex's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Ampex to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories and the adequacy of allowances for returns and doubtful accounts. Actual amounts could differ significantly from these estimates.

  Revenue Recognition

   The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

  Accounts Receivable

   We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we can not guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

  Inventories

   We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As a result of continuing sales declines, Data Systems further wrote down it inventory by $2.1 million in the fourth quarter of 2001. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

  Deferred Taxes

   Ampex records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income or loss, projected future taxable income or loss, and the expected timing of the reversals of existing temporary differences.

  Warranty

   Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

  Pension and Other Postretirement Benefits

   The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 16 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. The Company's domestic employees participate in a qualified noncontributory defined benefit pension plan. In early 1994, the Company amended the plan to terminate benefit service and compensation credit accruals as of February 1, 1994. To the extent that there is an increase or decrease to the Company's pension liabilities based on its annual actuarial valuation, Ampex records the change directly to the minimum pension liability account, which is part of stockholders' deficit. The Company remains the plan sponsor of a pension plan ("Media Plan") although it disposed of the company ("Media") in November 1995. Media is contractually required to provide funding for its obligations. The Company includes a nominal reserve in its liabilities for the Media Plan's unfunded status. Certain of the

Company's former employees of a closed foreign subsidiary were covered by a contributory pension plan. The Company includes a reserve in its liabilities for the Plan's unfunded status based on an actuarial valuation.

  Valuation of Long-Lived Assets and Investments

   We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

  Contingencies

   We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

   The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Licensing Revenue and Product Groups

   The Company's principal product groups are Data Systems' mass data storage and instrumentation recorder products.

   Data Systems mass data storage and instrumentation products group includes:
(i) 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts; and (ii) data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and aftermarket parts. Other products consist principally of television aftermarket products that the Company previously manufactured but still supports. No other class of similar products accounted for more than 10% of net sales during the comparison periods discussed below.

   The following table shows licensing revenue and sales of Data System's products by product group for the past three years.

                                                        2001  2000  1999
                                                        ----- ----- -----
                                                          (in millions)
      Ampex Corporation
      Licensing revenue................................ $12.1 $12.3 $19.9
      Ampex Data Systems Corporation
      Mass data storage tape drives and Library systems $19.1 $25.7 $23.3
      Data acquisition and Instrumentation recorders...   9.6  14.7  19.0
      Other............................................   5.3   7.2   9.3
                                                        ----- ----- -----
      Total net product sales.......................... $34.0 $47.6 $51.6
                                                        ===== ===== =====

Results of Operations for the Three Years Ended December 31, 2001

   Net Product Sales. Net sales decreased by 28.6% to $34.0 million in 2001 from $47.6 million in 2000, compared to $51.6 million in 1999. In 2001, the sales decline was experienced across all of Data Systems' product lines. In 2000, the sales decline was primarily due to lower sales of instrumentation products, offset in part by greater Data Systems' DST products. In 2000 and 2001, the majority of Data Systems' sales of 19-millimeter mass data storage libraries and tape drives were to government customers who use the product for imaging and intelligence gathering. These sales fluctuate as a result of changes in government spending programs (including defense programs), and seasonal procurement practices of government agencies. Data Systems' commercial customer base consists primarily of television broadcasters and production companies as well as the oil and gas industry. The television market has declined in 2001 due to capital budget restrictions that have been imposed due to a depressed advertising market. However, the Company believes this market may represent its largest commercial opportunity for the sale of its DST product line for the next several years as broadcasters install digital archives for their content in order to achieve greater operational flexibility and efficiency. In each of the past three years, government agencies and defense contractors have been the largest market for Data Systems' mass data storage and instrumentation recorders. This market has recently experienced an increase in activity as additional funding has been granted for intelligence gathering programs. However, the Company has no reason to believe that the increase in spending will continue beyond 2002 and future periods may well experience significant pressure to reduce spending.

   The Company's backlog of firm orders increased to $4.6 million at December 31, 2001 from $3.4 million at December 31, 2000. The Company typically operates with low levels of backlog, requiring it to obtain the vast majority of each period's orders in the same period that they must be shipped to the customer. Historically, a small number of large orders has significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods. See "Business--Fluctuations in Operating Results; Seasonality; Backlog."

   Royalties. Royalty income was $12.1 million in 2001, $12.3 million in 2002 and $19.9 million in 1999. The Company's royalty income derives from patent licenses. The Company receives most of its royalty income from licenses with companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Certain license agreements are scheduled to expire during 2002 and there can be no assurance that licensees will renew their license agreements. Also, in prior years, the Company negotiated paid up license agreements with certain consumer product manufacturers. In recent years, a significant portion of the Company's royalty income stream has been based on patents covering analog and digital VCRs. Sales of analog VCRs are declining rapidly and several patents covering them are scheduled to expire in 2003. In order for the Company to attain levels of royalty income realized in prior years, it will be necessary for it to successfully conclude licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. The Company's patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. The Company may be required to pursue litigation if its negotiations are not successful. Management believes that the expected increase in royalties from new digital products will not be sufficient to offset the expected decline in analog VCR royalties during at least the first six months of 2002. The Company is assessing whether manufacturers of digital cameras, computer video games and DVD recorders are using its patented technology and has entered into preliminary discussions with certain manufacturers to license the Company's patents for such use. There can be no assurance that the manufacturers of these products are utilizing the Company's technology or, if used, whether the Company will be able to negotiate license agreements with the manufacturers. Royalty income has historically fluctuated widely due to a number of factors that the Company cannot predict or control such as the extent of use of the Company's patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with the Company, the extent to which the Company must pursue litigation in order to enforce its patents, and the ultimate success of its licensing and litigation activities.

   In the fourth quarter of 2001, the Company received $3.5 million of royalties for past use of its technology from a manufacturer of 6 millimeter digital camcorders and will also receive ongoing payments. The Company is in licensing discussions with additional manufacturers of digital camcorders which the Company believes use the same technology. There can be no assurance that the Company will be successful in negotiating additional licenses.

   Gross Profit. Gross profit as a percentage of net sales were 28.0% in 2001, 38.8% in 2000 and 35.5% in 1999. The decline in gross profit percentage in 2001 was due to a greater percentage of sales represented by Data Systems' sales of lower margin mass data storage systems versus higher margin instrumentation product sales and an overall decline in sales volume that resulted in lower absorption of fixed manufacturing costs. In addition, in 2001 the Company provided a $2.1 million reserve to write down the carrying value of inventory that its current sales forecast indicates may not be utilized during the next 24 months. Further consolidation of manufacturing operations in Colorado Springs and certain restructuring actions in the second half of 2001 are expected to result in improved gross profit margins during 2002. However, the Company has been notified that it may receive a substantial government order that provides for future tape and service revenue in exchange for a reduced equipment purchase price. Shipments against this order would result in depressed gross margins in 2002 to be recovered in tape and service margins in future years.

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

   Selling and Administrative Expenses. Selling and administrative expenses decreased to $14.2 million (30.9% of total revenue) in 2001 from $15.1 million (25.3% of total revenue) in 2000 and $17.3 million (24.2% of total revenue) in 1999. Selling and administrative costs declined in 2001 compared to 2000 and 1999 as a result of savings realized due to a reduction in headcount and relocation of certain administrative functions from Redwood City, CA to Colorado Springs, CO.

   Research, Development and Engineering Expenses. Research, development and engineering expenses represented 11.9%, 11.5% and 11.8% of total revenue in 2001, 2000 and 1999, respectively. The Company does not capitalize any RD&E expenditures. The majority of RD&E expenses in each of these years was incurred in completing the third generation DST product line and sustaining engineering on other products to enhance their price/performance levels. In recent years, the Company has decreased the amount spent in research, development and engineering programs due to declining sales levels. The Company may be required to make additional cuts in R&D spending if Data System's sales continue to decline. If this trend were to continue, the Company's ability to develop new competitive products and renew its portfolio of licensable technology in future years would be adversely affected.

   Restructuring Charges (Credits). The Company recorded a net restructuring charge with respect to its continuing operations of $3.5 million in 2001 and $0.9 million in 1999. The charge in 2001 included $1.0 million in connection with the Company's elimination of 86 positions in engineering, manufacturing and administration in Redwood City, CA and Colorado Springs, CO all of whom were terminated as of year-end. In the fourth quarter of 2001, the Company consolidated its activities in Redwood City, CA and vacated one administrative building. The restructuring reserve at December 31, 2001 includes future rentals, net of estimated sublet income, associated with this property and the write-off of leasehold improvements for $2.5 million. In 1999, Data Systems relocated substantially all of its DCRsi manufacturing operations from Redwood City to Colorado Springs, and eliminated 86 positions in manufacturing and engineering. During 2001, the Company paid $1.5 million related to employee termination benefits and lease costs of abandoned facilities. The remaining balance of accrued restructuring costs at December 31, 2001 will substantially be paid in 2002. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and may make additional adjustments in future periods if it determines that its actual obligations will differ significantly from remaining amounts accrued.

   Operating Income (Loss). The Company reported an operating loss of $2.3 million in 2001. In 2000 and 1999, the Company reported operating income of $7.7 million and $10.2 million, respectively. The operating loss in 2001 was primarily due to the decline in sales of Data Systems' products, a write-down in inventory carrying values for potentially surplus material and a charge of $3.5 million for restructuring of continuing operations.

   Interest Expense. Interest expense increased between the comparison periods due to the issuance of Senior Discount Notes in November 2000 that raised $8 million of net proceeds and that has accreted in value to $10.0 million at December 31, 2001. The Company is seeking to refinance up to $6 million of the Senior Discount Notes from a conventional mortgage or sale and leaseback of its Colorado Springs, CO facility, but no commitments or agreements from any lender have been received at the date of this Report. The Company anticipates that interest expense may increase in fiscal 2002 reflecting increases in the outstanding amount of 12% Notes and additional borrowing from Hillside.

   Amortization of Debt Financing Costs. These amounts reflect periodic amortization of financing costs over the remaining terms of the debt. Financing costs associated with the January 1998 issuance of the 12% Senior Notes are being charged to expense over five years.

   Interest Income. Interest income is earned on cash balances and short and long-term investments. Lower interest income in 2001 and 2000 from levels realized in 1999 resulted from lower rates and significantly lower investment balances in those periods.

   Other (Income) Expense, Net. Other (income) expense, net consists primarily of foreign currency transaction gains and losses resulting from the Company's foreign operations. In 2000, other income included the value of the settlement of certain litigation between the Company and a shareholder of a former Internet investment.

   Provision for Income Taxes.   The provisions for income taxes in 2001, 2000
and 1999 consisted primarily of foreign income taxes and withholding taxes on royalty income. The Company was not required to include any material provision for U.S. Federal income tax in any of the last three fiscal years due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2001, the Company had net operating loss carry forwards for income tax purposes of $217 million, expiring in the years 2005 through 2021. As a result of financing transactions that were completed in 1994 and 1995, the Company is limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. The Company derives pretax foreign income from its international operations, which are conducted principally by its foreign subsidiaries. In addition, the Company's royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and the Company's domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

   Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations. In February 2001, the Board of Directors of the Company authorized management to close MicroNet, its wholly-owned subsidiary that made high performance disk arrays and Storage Area Networks, and to establish a reserve of $2.1 million for the costs of closure and to write off its investment of $4.2 million as of December 31, 2000. Ampex transferred MicroNet assets to an entity that distributed the asset sale proceeds to MicroNet creditors.

   Through December 31, 2001, the Company paid and charged $1.2 million against the restructuring reserve. During 2001, the Company entered into sublease agreements that reduced its estimated future lease costs by $0.4 million which was recognized as income from discontinued operations. The remaining balance of the MicroNet reserve totals $0.5 million which represents estimated lease payments in excess of sublease income expected to be paid out over the lease term which expires in 2004, and is included in its net liabilities of discontinued operations. This obligation has not been discounted to present value.

   A summary of the operating results of MicroNet are as follows:

                                                       Years ended December 31,
                                                       -----------------------
                                                       2001     2000    1999
                                                       ----   -------  -------
                                                            (in thousands)
   Revenues...........................................  --     12,128   10,988
   Costs and operating expenses excluding amortization  --    (16,277) (13,732)
   Goodwill amortization..............................  --     (1,213)  (1,214)
   Operating loss.....................................  --     (5,362)  (3,958)
   Income (loss) from discontinued operations......... 378     (5,362)  (3,958)

   In July 2001, the Board of Directors of the Company authorized management to close iNEXTV's operations in New York City and to cease future funding its other Internet-based affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany. The Company established a reserve to write down its investment to net realizable value and to provide for the costs of closure at the end of the quarter ended June 30, 2001.

   A summary of the loss on disposal of iNEXTV are as follows:

                                                    Years ended December 31,
                                                    ------------------------
                                                      2001         2000 1999
                                                     -------       ---- ----
                                                         (in thousands)
        Impairment charge..........................  (4,602)        --   --
        Provision for closure......................  (5,736)        --   --
        Loss on disposal of discontinued operations (10,338)        --   --

   The impairment charge represents the write down of the Company's investment in its Internet video businesses, including an additional investment in TV1 during the first quarter of 2001 of $1.7 million, to estimated net realizable value. The net liabilities of iNEXTV reflected on its balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. The provision for closure costs includes future payments to be made over a seven-year period for facility rental commitments and related costs of $5.0 million, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclass of certain liabilities at the time of closure of $1.1 million. During 2001, the Company paid and recorded charges of $2.0 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $4.8 million at December 31, 2001.

   A summary of the operating results of iNEXTV are as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                      2001    2000     1999
                                                     ------  -------  -------
                                                          (in thousands)
 Revenues...........................................    188    2,896    1,851
 Costs and operating expenses excluding amortization (6,277) (23,113) (14,230)
 Goodwill amortization and writedown of assets......   (211)  (5,412)  (3,328)
 Operating loss..................................... (6,300) (25,629) (15,707)
 Equity in loss of unconsolidated subsidiary........   (999)    (903)    (197)
 Loss from discontinued operations.................. (7,294) (26,536) (16,622)

   Internet revenues in 2000 were principally from webcasting, video production and event marketing services, substantially all of which were provided by the Company's subsidiary, TV onthe WEB, which the Company ceased funding in October 2000. In 2000 and 1999, TV onthe WEB reported a net loss of $9.7 million and $6.0 million, respectively.

   Net Loss. The Company reported a net loss of $28.1 million in 2001, $36.7 million in 2000 and $15.6 million in 1999, primarily as a result of the factors discussed above under "Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations."

   Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. The Company issued shares of Common Stock valued at $2.50 per share to satisfy its redemption obligation on the Redeemable and Convertible Preferred Stock, which was higher than fair value per share of Common Stock. As a result, the Company recorded a benefit available to common stockholders in the year ended December 31, 2001, 2000 and 1999 of $5.7 million, $1.3 million and $0.4 million, respectively, representing the difference between the fair value and $2.50 per share for the number of shares issued, on the Consolidated Statements of Operations.

Liquidity and Capital Resources.

   General. As a result of continuing losses, the Company's liquidity has declined materially in recent years. In response, the Company has been required to restructure and extend the maturity date of its long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to its employee retirement pension plans. The Company has also significantly restructured and down-sized the operations of Data Systems and borrowed funds for working capital purposes. Management believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for at least the next 12 months.

   Recent Senior Debt Restructurings. In the first quarter of 2002, the Company completed certain previously announced restructurings of its outstanding 12% Senior Notes due 2003 and Data Systems' Senior Discount Notes due March 31, 2002, which are the Company's principal senior debt obligations. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company's royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems' manufacturing facility in Colorado Springs, CO. and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of "Available Cash Flow" of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, pension payments and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

   Management believes that these restructurings have improved the Company's financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003 and by limiting the amount of cash payments required to be made on the restructured Note prior to maturity to the actual amount of Available Cash Flow received by the Company. However, application of Available Cash flow to debt service will substantially restrict the amount of cash flow available for investment in the Company's operations and facilities or other corporate purposes.

   The indentures under which the 12% Senior Notes and the Senior Discount Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

   Cash Flow. The decline in cash and short-term investments in 2001 and 2000 from levels at December 31, 1999 resulted primarily from operating losses of the Company's Internet video businesses and operations of the Internet Technology Group that have been closed as of June 30, 2001. Data Systems used cash in its operating activities totaling $1.5 million in 2001 and $0.2 million in 2000 and generated cash from operating activities totaling $1.1 million in 1999. Discontinued operations used cash totaling $8.7 million in 2001, $26.8 million in 2000 and $24.8 million in 1999.

   Pursuant to an agreement between the Company, Hillside Capital Incorporated, ("Hillside") and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company's request, Hillside has made three pension contributions totaling $1.3 million through December 31, 2001, and has been issued notes by the Company in the amount of the pension contributions. Under the terms of the notes, accrued interest is payable quarterly, a principal payment of $150,000 is due on the first anniversary of each note, wtih the remainder due on the fourth anniversary of the notes. The notes are secured by a lien on Data Systems' inventories. The Company anticipates that additional pension payments to be funded by Hillside in fiscal 2002 may total approximately $6 million, but this amount may vary based on future actuarial valuations.

   Ampex has reduced headcount and overhead expenses during 2001 in order to operate at a cash breakeven level at current sales levels, and recorded a restructuring reserve of $3.5 million in connection with its cost reduction initiatives. In the fourth quarter of 2001, the Company reserved for the cost of future lease commitments, less estimated sublet income, for an administrative building that has been vacated. In October 2001, Data Systems entered into a revolving credit agreement providing for borrowings of up to $2.5 million, secured principally by the borrower's inventories. The Company has guaranteed all borrowings. The facility is expected to be repaid in full on March 31, 2002 and it is not expected that it will be renewed or replaced. Management's current projections indicate that Data Systems should generate sufficient liquidity to meet its obligations over at least the next twelve months.

   The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At December 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. The facility is scheduled to expire in May 2002. The Company is seeking to obtain a new $4.0 million accounts receivable line of credit that it believes will be adequate to deal with its currently foreseen seasonal cash flows. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement alternative cash conservation strategies.

   An aggregate listing of the Company's contractual obligations and commercial commitments is as follows:

                                                 Payments Due by Period
                                         --------------------------------------
                                                Less than  1-3    4-5   After 5
 Contractual Obligations                 Total   1 Year   Years  Years   Years
 -----------------------                 ------ --------- ------ ------ -------
 Senior Debt (a)........................ 57,971      --       --  9,955 48,016
 Other debt (b).........................  1,269     450       --    819     --
 Capital lease obligations..............     44      17       27     --     --
 Operating leases (c)................... 19,605   3,621    6,180  5,436  4,368
 Other long-term obligations (d)........ 35,390   6,766   13,745 10,186  4,693

--------
(a) The maturity date of the Senior Discount Notes is January 2005 and the maturity date of the Senior Notes is August 2008. Pursuant to these agreements, substantially all Available Cash Flow is to be applied first to the Senior Discount Notes in full repayment of principal and accrued interest and second to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 10 to Consolidated Financial Statements.
(b) Other debt includes Hillside notes payable. See Note 10 to Consolidated Financial Statements.
(c) Operating leases include facility rentals of discontinued operations or abandoned leaseholds which the Company is attempting to sublease. Amounts shown above, exclude projected sublease rental income which the Company has included in establishing reserves for the closure of discontinued operations or reserve for restructuring.
(d) Other long-term obligations include estimated pension contributions for the Ampex Corporation Employees' Retirement Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected or the actuarial assumptions change, future pension contributions could increase over amounts shown above. Hillside is contractually obligated to advance the Company funds sufficient to make its pension contributions if the Company does not have the ability to do so. Contributions due to the Media Plan are excluded from the above schedule since Media is primarily obligated to make such contributions. See Note 16 to Consolidated Financial Statements. The Other long-term obligations also includes a foreign defined benefit plan, a foreign retirement allowance and domestic supplementary retirement plans which are included in the Company's liabilities at $8.9 million.

                                            Amount of Commitment
                                            Expiration Per Period
                                     -----------------------------------
                                           Less than  1-3   4-5  After 5
                                     Total  1 Year   Years Years  Years
                                     ----- --------- ----- ----- -------
       Lines of Credit (a).......... 8,000   8,000    --    --     --
       Standby Letters of Credit (b) 1,143   1,143    --    --     --

--------
(a) The Company has a $7.0 million line of credit collateralized by accounts receivable. Borrowings at December 31, 2001 totaled $1.0 million and the largest outstanding amount during 2001 was $2.4 million. The facility is scheduled to expire in May 2002. The Company is seeking to replace this facility with a $4 million line of credit collateralized by accounts receivable but has not received any commitments regarding this facility to date. Data Systems has a $1.0 million short-term inventory line of credit which is scheduled to expire by March 31, 2002, and is not expected to be renewed. See Notes 10 to Consolidated Financial Statements.
(b) The Company has obtained standby letters of credit from a bank to support its obligations under various building leases. The Company has collateralized these standby letters of credit with accounts receivable.

   In April 2001, the staff of the American Stock Exchange ("Amex") notified the Company that it would conduct a review of the Company's eligibility for continued listing on the Amex, and requested certain additional information and financial data concerning the Company's business and financial condition. The Company submitted this information and in July the Exchange informed the Company that it would continue the Company's listing pending a review of the September 30, 2001 Form 10-Q, subject to continued monitoring of the Company's public disclosures. Subsequently, the Amex notified the Company that it would continue its listing pending a review of the Company's Form 10-K for 2001.

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

   The Company will adopt FAS 142 effective January 1, 2002. At December 31, 2001 there was no goodwill and goodwill amortization on the Company's financial statements.

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

   In October 2001, the FASB issued Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes Statement No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting Results of Operations/Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity's ongoing operations. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The company is currently reviewing the requirements of this new standard and has not yet determined its impact on the company's financial position or results of operations.

   In February 2002, the Emerging Issues Task Force ("EITF") issued statement D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." This standard requires entities to record out-of-pocket expenses recharged to their customers as revenue. The standard is effective for 2002, with reclassification of prior periods. The Company is currently reviewing the requirements of this new standard and has not yet determined its impact in the Company's results of operations.

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

   At December 31, 2001 the Company did not hold any investments. The Company did have a number of cash and cash equivalent accounts whose return varied directly proportionally to US interest rates. A decrease in interest rates would not have a material effect on the current-year financial condition or results of operations.

   The Company has a revolving credit line with a domestic financial institution to finance Data Systems' working capital requirements. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. Average borrowings under these agreements during both 2001 and 2000 were less than $0.2 million at an average interest rate of 7.7% and 9.8%, respectively. Maximum borrowings outstanding at any time during 2001 and 2000 were $2.4 million and $2.4 million, respectively. At December 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. If a 10% increase in interest rates were to occur at January 1, 2002 and remain in effect throughout 2002, and the balance remained the same, interest expense and cash outflow would increase by less than $20,000.

  Foreign Currency Exchange Rate Risk.

   Certain of the Company's licensing agreements are denominated in foreign currencies. Such currencies fluctuate against the US dollar impacting the amount of cash collected and revenue recognized. International revenues from the Company's foreign subsidiaries were less than 25% of total revenues. International product sales are made mostly from the Company's foreign sales subsidiaries and are typically denominated in the local currency of each country. The foreign subsidiaries incur most of their expenses in the local foreign currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

   The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the US dollar. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2001 and 2000 was not material.

  Investment Risk.

   The Company has in the past invested in equity instruments of technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have significant influence over the business operations. The Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. All of the Company's investments in the Internet video industry have been written down to their estimated net realizable value.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM S-K

(a) Documents Filed with this Report:

      1. Financial Statements (see Item 8 above).

         Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders' Deficit as of December 31, 2001, 2000 and 1999 and for each of the three years in the period ended December 31, 2001.

      2. Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

      3. Exhibits.

Exhibit
Number                                              Description
------                                              -----------
  3.1*  Restated Certificate of Incorporation of the Company, as amended through June 21, 1999.
  3.2*  By-Laws of the Company, as amended through April 20, 1995.
  4.1   Form of Class A Common Stock Certificate (filed as Exhibit 4.4 to the Company's Post-Effective
        Amendment No. 1 on Form S-3 to Form S-1 (File No. 33-93312) (the "1996 Form S-3") and
        incorporated herein by reference).
  4.2   Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the 1996 Form S-3 and incorporated herein by reference.
  4.3   Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the Company's Form 10-K for its fiscal year ended
        December 31, 1993 and incorporated herein by reference).

Exhibit
Number                                             Description
------                                             -----------
 4.4*   Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust
        Company, as trustee, relating to the Company's 12% Senior Notes due 2008, including forms of 12%
        Senior Notes and Security Agreement.
 4.5    Note Purchase Agreement dated as of November 6, 2000, among Ampex Data Systems Corporation
        ("Data Systems"), the Company and the several Purchasers named therein (previously filed as
        Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 2000 (the "Third
        Quarter 2000 10-Q") and incorporated herein by reference).
 4.6    Amendment to Note Purchase Agreement, dated as of May 30, 2001, among Data Systems, the
        Company and the several Note Purchasers named therein (filed as Exhibit 4.1 to the Company's
        Form 10-Q for the quarter ended June 30, 2001 (the "Second Quarter 2001 Form 10-Q") and
        incorporated herein by reference).
 4.7    Second Amendment to Note Purchase Agreement, dated as of August 13, 2001, among Data
        Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.3 to the
        Second Quarter 2001 Form 10-Q and incorporated herein by reference).
 4.8    Third Amendment to Note Purchase Agreement, dated as of October 26, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.4 to the Second
        Quarter 2001 Form 10-Q and incorporated herein by reference).
 4.9*   Fourth Amendment to Note Purchase Agreement, dated as of January 31, 2002, among Data
        Systems, the Company and the several Note Purchasers named therein.

 4.10   Form of Second Interest Deferral Agreement, dated as of November 14, 2001, among Ampex
        Corporation and each of the Holders of the Company's 12% Senior Notes due March 15, 2003 (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended September 30, 2001 (the "Third
        Quarter 2001 Form 10-Q") and incorporated herein by reference).

 4.11   Senior Discount Note due May 31, 2001 in the amount of $6,243,688.89 (previously filed as Exhibit
        4.2 to the Third Quarter 2000 10-Q and incorporated herein by reference).
 4.12   Senior Discount Note due May 31, 2001 in the amount of $1,895,405.56 (previously filed as Exhibit
        4.3 to the Third Quarter 2000 10-Q and incorporated herein by reference).
 4.13   Senior Discount Note due May 31, 2001 in the amount of $780,461.11 (previously filed as Exhibit
        4.4 to the Third Quarter 2000 10-Q and incorporated herein by reference).
 4.14   Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues,
        dated as of November 6, 2000, between Data Systems and the Trustee named therein (previously filed as Exhibit 4.5 to the Third Quarter 2000 10-Q and incorporated herein by reference).
 4.15   First Amendment to Deed of Trust, Security Agreement, Financing Statement and Assignment of
        Rents and Revenues, dated as of May 30, 2001, between Data Systems and the Trustee named therein
        (filed as Exhibit 4.2 to the Second Quarter 2001 Form 10-Q and incorporated herein by reference).
 4.16   Form of Management Rights Letter (previously filed as Exhibit 4.6 to the Third Quarter 2000 10-Q and incorporated herein by reference).
 4.17   Form of Management Rights Letter (previously filed as Exhibit 4.7 to the Third Quarter 2000 10-Q and incorporated herein by reference).
 4.18   Collateral Security Agreement, dated as of November 6, 2000, between the Company and the
        Secured Party named therein (previously filed as Exhibit 4.8 to the Third Quarter 2000 10-Q and incorporated herein by reference).
 4.19*  Fifth Amendment to Note Purchase Agreement, dated as of March 25, 2002, among Data Systems, the Company and the several Note Purchasers named therein.

Exhibit
Number                                             Description
------                                             -----------
 10.01  Ampex Corporation 1992 Stock Incentive Plan and related documents, as amended through June 18,
        1999 (filed as Exhibit 4.01 to the Company's Registration Statement on Form S-8 (File No. 333-
        81534) and incorporated herein by reference).
 10.02  Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the
        Company's Form 10-K for its fiscal year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference).
 10.03  Ampex Corporation 2000 Stock Bonus Plan, as adopted on June 9, 2000 (filed as Exhibit 4.01 to the
        Company's Registration Statement on Form S-8 (File No. 333-41652) and incorporated herein by reference).
 10.04  Ampex Systems Corporation Employees' Retirement Plan, as amended and restated as of January 1,
        1997 (filed as Exhibit 10.4 to the Company's 1997 Form 10-K and incorporated herein by reference).
 10.05  Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985
        (filed as Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1
        (File No. 33-47660) and incorporated herein by reference).
 10.06* Form of Indemnification Agreement entered into between the Company and members of the Board of Directors.
 10.07  Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial
        Corporation dated May 5, 1994 (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996 (filed as Exhibit 10.2 to the
        Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference), third Amendment Agreement, dated December 26, 1996 (filed as Exhibit 10.13 to the Company's
        Form 10-K for its fiscal year ended December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference).
 10.08  Fourth Amendment Agreement to Loan and Security Agreement by and between Ampex Finance
        Corporation and Congress Financial Corporation dated April 7, 1999 (previously filed as Exhibit
        10.8 to the Company's Form 10-K for its fiscal year ended December 31, 1999 (the "1999 Form
        10-K") and incorporated herein by reference).
 10.09  Form of Employment Security Letter entered into between the Company and certain executive officers of the Company, dated July 24, 1998 (previously filed as Exhibit 10.9 to the 1999 Form
        10-K and incorporated herein by reference).
 10.10* Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the
        Company as tenant, with respect to approximately 132,150 square feet of premises located on
        Douglas Avenue and on Broadway in Redwood City, California.
 10.11  Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between
        Martin/Campus Associates, LP as landlord and the Company as tenant.
 10.12* Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the
        Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California.
 10.13  Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (previously filed as Exhibit 10.15 to the 2000 Form 10-K and incorporated herein by reference).
 10.14* Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty
        Corporation, the Ampex Group (a group of companies that includes the Company), the Limited
        Hillside Group and the Sherborne Group.

Exhibit
Number                                             Description
------                                             -----------
 10.15* Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1,
        1994, as amended.
 10.16  Promissory Note dated August 6, 1999, issued by Sherborne Investments Corporation to the
        Company in the principal amount of $1,779,050 (filed as Exhibit 10.21 to the 2000 Form 10-K and incorporated herein by reference).
 10.17* Promissory Note dated April 18, 2001, issued by Sherborne Capital Incorporated to the Company in the principal amount of $1,848,000.
 10.18  Promissory Note dated November 15, 2000, issued by Sherborne Investments Corporation to the
        Company in the principal amount of $1,015,000.50 (filed as Exhibit 10.23 to the 2000 Form 10-K and incorporated herein by reference).
 10.19  Loan Agreement, dated as of October 29, 2001, between Sherborne & Company Incorporated and
        Data Systems to advance funds up to an aggregate amount at any one time outstanding not in excess of $2,500,000.00 (filed as Exhibit 4.6 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).
 10.20  Secured Promissory Note, dated as of October 29, 2001, between Data Systems and Sherborne &
        Company Incorporated (filed as Exhibit 4.7 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).
 10.21  Security Agreement, dated as of October 29, 2001, by Data Systems in favor of Sherborne &
        Company Incorporated (filed as Exhibit 4.8 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).
 10.22  Guarantee Agreement, dated as of October 29, 2001, between the Company and Sherborne &
        Company Incorporated (filed as Exhibit 4.9 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).
 10.23  Letter Agreement, dated as of October 29, 2001, between the Company and Sherborne & Company
        Incorporated providing for the issuance to Sherborne & Company Incorporated of 1,000,000 shares of the Company's Class A Common Stock (filed as Exhibit 4.10 to the Third Quarter 2001 Form 10-
        Q and incorporated herein by reference).
 10.24  Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions
        (filed as Exhibit 4.11 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).
 21.1*  Subsidiaries of the Company.
 23.1*  Consent of Independent Accountants.
 24.1*  Power of Attorney (included in the signature page of this Report).

   (b) Reports on Form 8-K. No reports on Form 8-K were filed by company during the fourth quarter of 2001.

   (c) Exhibits.  See Item 14(a)(3) above.

      Financial Statement Schedules . See Items 8 and 14(a)(2) above.

--------
 * Filed herewith.

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

   In the second quarter of 2001, the Company announced that it was closing iNEXTV, a business involved in Internet video operations started in 1999. The operating results of iNEXTV have been classified as "Discontinued Operations" in the Consolidated Statement of Operations for each of the three years ended December 31, 2001. Ampex has excluded the assets and liabilities of iNEXTV in the Consolidated Balance Sheets at June 30, 2000. The Consolidated Balance Sheets of prior periods have not been restated to exclude the assets and liabilities of iNEXTV.

Statement of Operations Data:

                                              Year Ended December 31,
                                   ---------------------------------------------
                                     2001      2000      1999     1998    1997
                                   --------  --------  --------  ------- -------
                                       (in thousands, except per share data)
Total revenue..................... $ 46,020  $ 59,854  $ 71,483  $68,394 $92,861
Total costs and operating expenses   48,340    52,153    61,252   68,201  79,397
Income (loss) from continuing
 operations.......................  (10,875)    1,480     5,012   13,454  14,803
Net income (loss).................  (28,129)  (36,696)  (15,568)  10,438  14,803
Diluted income (loss) per share
 from continuing operations.......    (0.18)     0.02      0.07     0.25    0.32
Diluted income (loss) per share...    (0.38)    (0.50)    (0.21)    0.20    0.32

Balance Sheet Data:

                                          Year Ended December 31,
                             -------------------------------------------------
                               2001       2000      1999      1998      1997
                             ---------  --------  --------  --------  --------
                                               (in thousands)
 Working capital............ $   4,698  $ 15,024  $ 47,262  $ 69,958  $ 44,607
 Total assets...............    39,173    60,317   107,320   116,001    81,671
 Long-term debt.............    58,790    46,086    44,666    43,380         2
 Redeemable preferred stock.    30,050    34,346    38,642    43,718    69,970
 Convertible preferred stock       102     2,250     3,770    20,000        --
 Total stockholders' deficit  (123,599)  (81,235)  (32,822)  (71,154)  (90,015)

                       SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMPEX CORPORATION

                                          By:     /s/ Edward J. Bramson
                                                -------------------------------
                                                 Edward J. Bramson
                                                 Chairman and Chief Executive
                                                 Officer

                                          Date:    March 29, 2002

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Edward J. Bramson, Craig L. McKibben, Joel D. Talcott, David Griffin or any of them, with full power to act, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signature                               Title                          Date
          ---------                               -----                          ----
   /s/  Edward J. Bramson
------------------------------ Chairman, Chief Executive Officer            March 29, 2002
      Edward J. Bramson          and Director (Principal Executive Officer)
   /s/  Craig L. McKibben
------------------------------ Vice President, Chief Financial Officer,     March 29, 2002
      Craig L. McKibben          Treasurer and Director
                                 (Principal Financial
                                 Officer and
                                 Principal Accounting
                                 Officer)
/s/  Douglas T. McClure. Jr.
------------------------------ Director                                     March 29, 2002
   Douglas T. McClure, Jr.
      /s/ Peter Slusser
------------------------------ Director                                     March 29, 2002
        Peter Slusser
/s/  William A. Stoltzfus. Jr.
------------------------------ Director                                     March 29, 2002
  William A. Stoltzfus, Jr.

                               AMPEX CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Accountants.................................... F-2
   Consolidated Balance Sheets
     As of December 31, 2001 and 2000................................... F-3
   Consolidated Statements of Operations and Comprehensive Income (Loss)
     For Each of the Three Years in the Period Ended December 31, 2001.. F-4
   Consolidated Statements of Cash Flows
     For Each of the Three Years in the Period Ended December 31, 2001.. F-5
   Consolidated Statements of Stockholders' Deficit
     For Each of the Three Years in the Period Ended December 31, 2001.. F-6
   Notes to Consolidated Financial Statements........................... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ampex Corporation:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 33 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/  PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                             PricewaterhouseCoopers LLP

San Jose, California
March 26, 2002

                               AMPEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                   December 31, December 31,
                                                                                       2001         2000
                                                                                   ------------ ------------
                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents......................................................  $   8,015    $  10,384
   Short-term investments.........................................................         --        5,011
   Accounts receivable (net of allowances of $153 in 2001 and $269 in 2000).......      6,002        9,389
   Inventories....................................................................     13,258       16,546
   Other current assets...........................................................      4,426        4,162
                                                                                    ---------    ---------
      Total current assets........................................................     31,701       45,492
Property, plant and equipment.....................................................      6,599       11,227
Intangible assets, net............................................................         --          211
Investment in unconsolidated companies............................................         --        1,678
Deferred pension asset............................................................         --          377
Other assets......................................................................        873        1,332
                                                                                    ---------    ---------
      Total assets................................................................  $  39,173    $  60,317
                                                                                    =========    =========
                  LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' DEFICIT
                  -------------------------------------------
Current liabilities:
   Notes payable..................................................................  $   2,584    $   8,397
   Accounts payable...............................................................      3,665        4,321
   Net liabilities of discontinued operations.....................................      1,383        2,059
   Accrued restructuring costs....................................................      2,038          423
   Other accrued liabilities......................................................     17,333       15,268
                                                                                    ---------    ---------
      Total current liabilities...................................................     27,003       30,468
Long-term debt....................................................................     58,790       46,086
Other liabilities.................................................................     41,740       27,189
Deferred income taxes.............................................................      1,213        1,213
Net liabilities of discontinued operations........................................      3,874           --
                                                                                    ---------    ---------
      Total liabilities...........................................................    132,620      104,956
                                                                                    ---------    ---------
Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
 Authorized: 69,970 shares in 2001 and in 2000
 Issued and outstanding--none in 2001 and in 2000.................................         --           --
Mandatorily redeemable preferred stock, $2,000 liquidation value:
 Authorized: 21,859 shares in 2001 and in 2000
 Issued and outstanding--15,025 shares in 2001; 17,173 in 2000....................     30,050       34,346
Convertible preferred stock, $2,000 liquidation value:
 Authorized: 10,000 shares in 2001 and in 2000
 Issued and outstanding--51 shares in 2001; 1,885 in 2000.........................        102        2,250
Stockholders' deficit:
   Preferred stock, $1.00 par value:
    Authorized: 898,171 shares in 2001 and in 2000
    Issued and outstanding--none in 2001 and in 2000..............................         --           --
   Common stock, $.01 par value:
      Class A:
       Authorized: 175,000,000 shares in 2001 and in 2000
       Issued and outstanding--61,652,996 shares in 2001; 58,075,396 in 2000......        616          581
      Class C:
       Authorized: 50,000,000 shares in 2001 and in 2000
       Issued and outstanding--none in 2001 and in 2000...........................         --           --
   Other additional capital.......................................................    428,161      421,578
   Notes receivable from stockholders.............................................     (4,642)      (4,642)
   Accumulated deficit............................................................   (510,023)    (481,894)
   Accumulated other comprehensive income.........................................    (37,711)     (16,858)
                                                                                    ---------    ---------
      Total stockholders' deficit.................................................   (123,599)     (81,235)
                                                                                    ---------    ---------
      Total liabilities, redeemable preferred stock and stockholders' deficit.....  $  39,173    $  60,317
                                                                                    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                (in thousands, except share and per share data)

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
Royalty income...................................................... $    12,056       12,272  $    19,850
Product sales.......................................................      33,964       47,582       51,633
                                                                     -----------  -----------  -----------
 Total revenue......................................................      46,020       59,854       71,483
                                                                     -----------  -----------  -----------
Intellectual property costs.........................................         646        1,052        1,268
Cost of product sales...............................................      24,451       29,101       33,323
Research, development and engineering...............................       5,494        6,883        8,463
Selling and administrative..........................................      14,231       15,117       17,277
Restructuring charges...............................................       3,518           --          921
                                                                     -----------  -----------  -----------
 Total costs and operating expenses.................................      48,340       52,153       61,252
                                                                     -----------  -----------  -----------
 Operating income (loss)............................................      (2,320)       7,701       10,231
Interest expense....................................................       7,233        5,723        5,461
Amortization of debt financing costs................................         529          350          349
Interest income.....................................................        (330)      (1,321)      (2,516)
Other (income) expense, net.........................................         (52)         242           10
                                                                     -----------  -----------  -----------
 Income (loss) from continuing operations before income taxes.......      (9,700)       2,707        6,927
Provision for income taxes..........................................       1,175        1,227        1,915
                                                                     -----------  -----------  -----------
 Income (loss) from continuing operations...........................     (10,875)       1,480        5,012
Loss from discontinued operations (net of taxes of nil in 2001, 2000
  and 1999).........................................................      (6,916)     (31,898)     (20,580)
Loss on disposal of discontinued operations (net of taxes of nil in
  2001, 2000 and 1999)..............................................     (10,338)      (6,278)          --
                                                                     -----------  -----------  -----------
 Net loss...........................................................     (28,129)     (36,696)     (15,568)
Benefit from extinguishment of mandatorily redeemable preferred
  stock.............................................................       5,720        1,263          374
                                                                     -----------  -----------  -----------
 Net loss applicable to common stockholders.........................     (22,409)     (35,433)     (15,194)
Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on marketable securities....................          --         (141)         141
 Foreign currency translation adjustments...........................        (160)        (186)         303
 Minimum pension adjustment.........................................     (20,693)     (17,553)      29,631
                                                                     -----------  -----------  -----------
 Comprehensive income (loss)........................................ $   (43,262) $   (53,313) $    14,881
                                                                     ===========  ===========  ===========
Basic income (loss) per share:
 Income (loss) per share from continuing operations................. $     (0.18) $      0.03  $      0.09
 Loss per share from discontinued operations........................ $     (0.29) $     (0.68) $     (0.39)
 Loss per share applicable to common stockholders................... $     (0.38) $     (0.63) $     (0.29)
                                                                     -----------  -----------  -----------
Weighted average number of common shares outstanding................  59,112,007   56,320,023   53,137,283
                                                                     ===========  ===========  ===========
Diluted income (loss) per share:
 Income (loss) per share from continuing operations................. $     (0.18) $      0.02  $      0.07
 Loss per share from discontinued operations........................ $     (0.29) $     (0.53) $     (0.29)
 Loss per share applicable to common stockholders................... $     (0.38) $     (0.50) $     (0.21)
                                                                     -----------  -----------  -----------
Weighted average number of common shares outstanding................  59,112,007   71,527,127   72,047,857
                                                                     ===========  ===========  ===========

                               AMPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    Year Ended December 31,
                                                                                 -----------------------------
                                                                                   2001      2000      1999
                                                                                 --------  --------  ---------
Cash flows from operating activities:
   Net loss.....................................................................  (28,129) $(36,696) $ (15,568)
   Loss from discontinued operations............................................   17,254    38,176     20,580
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation, amortization and accretion.................................    3,439     2,184      2,422
       Loss (gain) on sale of assets............................................       --         6       (928)
       Issuance of stock for services rendered..................................      160        --         --
       Foregiveness of stockholders note receivable.............................       --        --        176
       Changes in operating assets and liabilities:
          Accounts receivable...................................................    3,141       372        883
          Inventories...........................................................    3,288      (578)     2,434
          Other assets..........................................................     (252)   (2,607)    (2,565)
          Accounts payable......................................................     (453)   (1,225)       (77)
          Other accrued liabilities and income taxes payable....................    3,998    (2,884)     2,875
          Accrued restructuring costs...........................................      424    (3,130)       730
          Other liabilities.....................................................   (2,191)     (922)    (7,663)
                                                                                 --------  --------  ---------
              Net cash provided by (used in) continuing operations..............      679    (7,304)     3,299
              Net cash used in discontinued operations..........................   (8,705)  (23,106)   (13,146)
                                                                                 --------  --------  ---------
              Net cash used in operating activities.............................   (8,026)  (30,410)    (9,847)
                                                                                 --------  --------  ---------
Cash flows from investing activities:
   Purchases of short-term investments..........................................       --   (32,217)  (110,736)
   Proceeds received on the maturity of short-term investments..................       --    50,451    117,274
   Proceeds from the sale of short-term investments.............................    5,011     6,640     14,817
   Additions to property, plant and equipment...................................     (123)     (399)    (1,275)
   Deferred gain on sale of assets..............................................     (113)     (815)      (816)
                                                                                 --------  --------  ---------
              Net cash provided by continuing operations........................    4,775    23,660     19,264
              Net cash provided by (used in) discontinued operations............      121    (3,570)   (10,405)
                                                                                 --------  --------  ---------
              Net cash provided by investing activities.........................    4,896    20,090      8,859
                                                                                 --------  --------  ---------
Cash flows from financing activities:
   Borrowings under working capital facilities..................................   34,577    43,137     32,001
   Repayments under working capital facilities..................................  (33,734)  (33,486)   (31,252)
   Repayment of notes payable-affiliates........................................       --       (12)       (10)
   Debt financing costs.........................................................       --        --        (20)
   Proceeds from issuance of common stock.......................................       14       346        432
   Proceeds from exercise of warrants...........................................       --        --        459
                                                                                 --------  --------  ---------
              Net cash provided by (used in) continuing operations..............      857     9,985      1,610
              Net cash used in discontinued operations..........................       --      (107)    (1,278)
                                                                                 --------  --------  ---------
              Net cash provided by financing activities.........................    1,017     9,878        332
                                                                                 --------  --------  ---------
              Effects of exchange rates on cash.................................      (96)      228        (46)
                                                                                 --------  --------  ---------
              Net decrease in cash and cash equivalents.........................   (2,369)     (214)      (702)
Cash and cash equivalents, beginning of period..................................   10,384    10,598     11,300
                                                                                 --------  --------  ---------
Cash and cash equivalents, end of period........................................ $  8,015  $ 10,384  $  10,598
                                                                                 ========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                For Each of the Three Years in the Period Ended
                               December 31, 2001
                                (in thousands)

                                                                                          Accumulated
                                                                                  Comprehensive Income (Loss)
                                                                               ---------------------------------
                                                                               Unrealized
                             Common Stock                Notes                 Gain (Loss)              Minimum
                                Class A      Other     Receivable               on Short-  Cumulative   Pension       Total
                             ------------- Additional     from     Accumulated    Term     Translation Liability  Stockholders'
                             Shares Amount  Capital   Stockholders   Deficit   Investments Adjustment  Adjustment    Deficit
                             ------ ------ ---------- ------------ ----------- ----------- ----------- ---------- -------------
Balances, December 31, 1998. 49,783  $498   $391,849    $(4,818)    $(429,630)       --       $ 578     $(29,631)   $ (71,154)
  Net loss..................     --    --         --         --       (15,568)       --          --           --      (15,568)
  Translation adjustments...     --    --         --         --            --        --         303           --          303
  Unrealized gain (loss) on
   short-term investments...     --    --         --         --            --     $ 141          --           --          141
  Minimum pension liability
   adjustment...............     --    --         --         --            --        --          --       29,631       29,631
  Note forgiveness..........     --    --         --        176            --        --          --           --          176
  Preferred stock converted
   or redeemed..............  5,339    53     21,253         --            --        --          --           --       21,306
  Exercise of warrants......    204     2        457         --            --        --          --           --          459
  Issuance of shares for
   investment in Executive
   Branch Webcasting........    304     3      1,449         --            --        --          --           --        1,452
  Stock options exercised...    312     3        429         --            --        --          --           --          432
                             ------  ----   --------    -------     ---------     -----       -----     --------    ---------
Balances, December 31, 1999. 55,942  $559   $415,437    $(4,642)    $(445,198)    $ 141         881           --    $ (32,822)
  Net loss..................     --    --         --         --       (36,696)       --          --           --      (36,696)
  Translation adjustments...     --    --         --         --            --        --        (186)          --         (186)
  Unrealized gain (loss) on
   short-term investments...     --    --         --         --            --      (141)         --           --         (141)
  Minimum pension liability
   adjustment...............     --    --         --         --            --        --          --      (17,553)     (17,553)
  Preferred stock converted
   or redeemed..............  1,930    20      5,797         --            --        --          --           --        5,817
  Exercise of warrants......     --    --         23         --            --        --          --           --           23
  Stock options exercised...    203     2        321         --            --        --          --           --          323
                             ------  ----   --------    -------     ---------     -----       -----     --------    ---------
Balances, December 31, 2000. 58,075  $581   $421,578    $(4,642)    $(481,894)       --       $ 695     $(17,553)   $ (81,235)
  Net loss..................     --    --         --         --       (28,129)       --          --           --      (28,129)
  Translation adjustments...     --    --         --         --            --        --        (160)          --         (160)
  Minimum pension liability
   adjustment...............     --    --         --         --            --        --          --      (20,693)     (20,693)
  Issuance of shares to
   Sherborne................  1,000    10        150         --            --        --          --           --          160
  Preferred stock converted
   or redeemed..............  2,578    25      6,419         --            --        --          --           --        6,444
  Stock based compensation
   charge for non-
   employees................     --    --         14         --            --        --          --           --           14
                             ------  ----   --------    -------     ---------     -----       -----     --------    ---------
Balances, December 31, 2001. 61,653  $616   $428,161    $(4,642)    $(510,023)       --       $ 535     $(38,246)   $(123,599)
                             ======  ====   ========    =======     =========     =====       =====     ========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                               AMPEX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Ampex Corporation

   Ampex Corporation ("Ampex" or the "Company") is a leading innovator of visual information technology. The Company, through its wholly-owned subsidiary, Ampex Data Systems Corporation, ("Data Systems") incorporates this technology in the design and manufacturer of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. The Company also leverages its investment in research and development through its Corporate Licensing division that licenses Ampex patents to manufacturers of consumer electronics products.

   Ampex had announced its intention to sell Data Systems and for the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999 the Company's consolidated financial statements included this subsidiary's operations as a business held for sale. The Company engaged financial advisors to represent it and conducted discussions with prospective buyers who expressed interest in purchasing Data Systems. Ampex did not receive offers to purchase Data Systems that, in the opinion of the Company's Board of Directors, were adequate. Accordingly, the Company has ceased its efforts to sell Data Systems and has restated financial statements for all periods to include Data Systems as a component of its continuing operations for all periods presented.

   In the second quarter of 2001, the Company determined that the Internet video operations of its wholly-owned subsidiary, iNEXTV, were unlikely to generate sufficient advertising revenues to achieve profitability within an acceptable time frame. Accordingly, as of June 30, 2001, the Company closed iNEXTV's operations and discontinued funding its subsidiary, AENTV in Los Angeles and its partially-owned affiliate, TV1.de in Munich, Germany. The Company's Internet operations have been classified as discontinued operations for all periods presented.

   As of the year-end 2000, Ampex decided to discontinue the operations of MicroNet Technology, Inc. ("MicroNet"), its wholly-owned subsidiary that made high performance disk arrays and storage area network products. The operations of MicroNet have been classified as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. At December 31, 2000, the Company established a reserve for the costs of closure and to write-off its investment in MicroNet which is included in "Loss on Disposal of Discontinued Operations." As a result, there are no assets or liabilities of MicroNet included in the Consolidated Balance Sheet as of December 31, 2001 and 2000.

   The Company's continuing operations consist of Ampex's intellectual property licensing department and Data Systems.

  Liquidity

   As a result of continuing losses, the Company's liquidity has declined materially in recent years. In response, the Company has been required to restructure and extend the maturity date of its long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to its employee retirement pension plan. The Company has also entered into agreements with certain vendors to extend the due date of related accounts payable balances. The Company has also significantly restructured and down-sized the operations of Data Systems and borrowed funds for working capital purposes. Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for at least the next 12 months. The Company has experienced a substantial reduction in its cash and marketable securities which declined to $8.0 million at December 31, 2001 from $15.4 million at December 31, 2000.

                               AMPEX CORPORATION

   As further discussed in Note 10, in the first quarter of 2002, the Company completed certain previously announced restructurings of its outstanding 12% Senior Notes due 2003 and Data Systems' Senior Discount Notes due 2002, which are the Company's principal senior debt obligations. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. Management believes that these restructurings have improved the Company's financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003 and by limiting the amount of cash payments required to be made on the restructured Note prior to maturity to the actual amount of Available Cash Flow received by the Company. In addition, as discussed at Note 10, pursuant to agreements between the Company, Hillside Capital Incorporated, ("Hillside") and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company's request, Hillside has made three pension contributions totaling $1.3 million through December 31, 2001, and has issued notes by the Company in the amount of the pension contributions. Under the terms of the notes, $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes.

   The Company has available, through a subsidiary, a working capital facility that allows it to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002, the facility expiration date. At December 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. The Company is seeking to obtain a new $4.0 million accounts receivable line of credit that it believes will be adequate to deal with its currently foreseen seasonal cash flows. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement alternative cash conservation strategies.

   The Company's ability to meet its obligations in the normal course of business is dependent upon, among other items, its ability to collect trade accounts receivable, competitively price product sales and services with the market at a profit, and obtain additional working capital financing.

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

   Ampex had announced its intention to sell Data Systems and included this subsidiary's operations as a business held for sale. The Company has ceased its efforts to sell Data Systems and has restated financial statements for all periods included in this Form 10-K to include Data Systems as a component of its continuing operations for all periods presented.

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

  Long-Term Contracts

   Revenues and estimated profits on long-term contracts performed over extended periods of time are recognized on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Estimated costs associated with progress billings on long-term contracts are netted against inventory and totaled $0.7 million at December 31, 2001 and $1.8 million at December 31, 2000.

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

  Intangible Assets

   The net book value of goodwill associated with acquisitions was nil at December 31, 2001 and $0.2 million at December 31, 2000. Goodwill was being amortized on a straight-line basis and is included within the Consolidated Balance Sheets caption intangible assets, net. On June 30, 2001, the Company wrote off unamortized goodwill in connection with the closing its Internet video operations. During 2000, the Company ceased funding operating losses MicroNet and TV onthe WEB, and wrote off its remaining investment in those subsidiaries, including all unamortized goodwill. The Company regularly reviews the carrying value of intangible assets and writes down the carrying value of long-lived assets to the extent estimated future undiscounted operating cash flows are not sufficient to recover the carrying value of these assets over their remaining useful life.

  Foreign Currency Translation

   Assets and liabilities of subsidiaries located outside the United States have been translated at rates in effect at year end. Revenues and expenses are translated at average rates during the year. Local currencies are

                               AMPEX CORPORATION
considered to be the functional currencies for all of the Company's foreign subsidiaries. Accordingly, the effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported in the cumulative translation adjustment, a separate component of stockholders' deficit. Foreign currency transaction gains and losses, which are included in other expense, were not material in the periods reported.

  Revenue Recognition

   Royalty income is recorded when earned and receipt is assured. Revenue on product sales and services are recognized at the time products are shipped and at the time services are rendered to customers. The Company provides for estimated costs to be incurred for product upgrades as well as costs that may be incurred for product warranties upon shipment.

  Research, Development and Engineering

   Research and development costs are expensed as incurred and amounted to $5.0 million, $5.4 million and $7.8 million in 2001, 2000 and 1999, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.5 million, $1.5 million and $0.7 million in 2001, 2000 and 1999, respectively.

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

  Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of risk consist principally of short-term and long-term investments and trade receivables. The Company invests its temporary cash balances in U.S. treasury obligations, high yield mutual funds and U.S. corporate securities and, by policy, limits the investment maturity and the amount of credit exposure to any one financial institution or type of investment. The Company performs ongoing credit evaluations on its customers, and collateral is generally not required for trade receivables.

  Fiscal Year

   The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 2001, 2000 and 1999 were 52-week years.

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

  Fair Value of Financial Instruments

   For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company's Senior Notes and Senior Discount Notes have been valued at approximately par value at December 31, 2001 and December 31, 2000 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate fair value for note payable-other, as no market for such instruments currently exists. See Note 10.

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

   FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The provisions of FAS 142 are required to be adopted in fiscal years beginning after December 15, 2001.The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

   The Company has adopted FAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

                               AMPEX CORPORATION

   The Company will adopt FAS 142 effective January 1, 2002. At December 31, 2001 there was no goodwill and goodwill amortization on the Company's financial statements.

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

   In February 2002, the Emerging Issues Task Force ("EITF") issued statement D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." This standard requires entities to record out-of-pocket expenses recharged to their customers as revenue. The standard is effective for 2002, with reclassification of prior periods. The Company is currently reviewing the requirements of this new standard and has not yet determined its impact in the Company's results of operations.

Note 3--Discontinued Operation

   In February 2001, the Board of Directors of the Company authorized management to close MicroNet, its wholly-owned subsidiary that made high performance disk arrays and Storage Area Networks, and to establish a reserve of $2.1 million for the costs of closure and to write off its investment of $4.2 million as of December 31, 2000. Ampex transferred MicroNet assets to an entity that distributed the asset sale proceeds to MicroNet creditors.

   Through December 31, 2001, the Company paid and charged $1.2 million against the restructuring reserve. During 2001, the Company entered into sublease agreements that reduced its estimated future lease costs by $0.4 million which was recognized as income from discontinued operations. The remaining balance of the MicroNet reserve totals $0.5 million and is included in its net liabilities of discontinued operations. This obligation has not been discounted to present value.

                               AMPEX CORPORATION

   A summary of the operating results of MicroNet are as follows:

                                                       Years ended December 31,
                                                       ------------------------
                                                       2001     2000    1999
                                                       -----  -------  -------
                                                            (in thousands)
   Revenues...........................................  --     12,128   10,988
   Costs and operating expenses excluding amortization  --    (16,277) (13,732)
   Goodwill amortization..............................  --     (1,213)  (1,214)
   Operating loss.....................................  --     (5,362)  (3,958)
   Income (loss) from discontinued operations......... 378     (5,362)  (3,958)

   In July 2001, the Board of Directors of the Company authorized management to close iNEXTV's operations in New York City and to cease future funding its other Internet-based affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany. The Company established a reserve to write down its investment to net realizable value and to provide for the costs of closure at the end of the quarter ended June 30, 2001.

   A summary of the loss on disposal of iNEXTV are as follows:


                                                   Years ended December 31,
                                                   ------------------------
                                                     2001       2000    1999
                                                    -------     ------ -----
                                                        (in thousands)
       Impairment charge..........................  (4,602)      --       --
       Provision for closure......................  (5,736)      --       --
       Loss on disposal of discontinued operations (10,338)      --       --

   The impairment charge represents the write down of the Company's investment in its Internet video businesses, including an additional investment in TV1 during the first quarter of 2001 of $1.7 million, to estimated net realizable value. The net liabilities of iNEXTV reflected on its balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. The provision for closure costs includes future payments to be made over a seven-year period for facility rental commitments and related costs of $5.0 million, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclassification of certain liabilities at the time of closure of $1.1 million. During 2001, the Company paid and recorded charges of $2.0 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $4.8 million at December 31, 2001.

   A summary of the operating results of iNEXTV are as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                      2001    2000     1999
                                                     ------  -------  -------
                                                          (in thousands)
 Revenues...........................................    188    2,896    1,851
 Costs and operating expenses excluding amortization (6,277) (23,113) (14,230)
 Goodwill amortization and writedown of assets......   (211)  (5,412)  (3,328)
 Operating loss..................................... (6,300) (25,629) (15,707)
 Equity in loss of unconsolidated subsidiary........   (999)    (903)    (197)
 Loss from discontinued operations.................. (7,294) (26,536) (16,622)

                               AMPEX CORPORATION

   Internet revenues in 2000 were principally from webcasting, video production and event marketing services, substantially all of which were provided by the Company's subsidiary, TV onthe WEB, which the Company ceased funding in October 2000. In 2000 and 1999, TV onthe WEB reported a net loss of $9.7 million and $6.0 million, respectively.

Note 4--Computation of Basic and Diluted Income (Loss) per Share

   A reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

                                                              Year Ended December 31,
                                                           ----------------------------
                                                             2001      2000      1999
                                                           --------  --------  --------
Numerator
   Income (loss) from continuing operations............... $(10,875) $  1,480  $  5,012
                                                           ========  ========  ========
   Net loss applicable to common stockholders............. $(22,409) $(35,433) $(15,194)
                                                           ========  ========  ========
Denominator--Basic
   Weighted average common stock outstanding..............   59,112    56,320    53,137
                                                           --------  --------  --------
Basic income (loss) per share from continuing operations.. $  (0.18) $   0.03  $   0.09
                                                           --------  --------  --------
Basic loss per share...................................... $  (0.38) $  (0.63) $  (0.29)
                                                           ========  ========  ========
Denominator--Diluted
   Weighted average common stock outstanding..............   59,112    56,320    53,137
   Effect of dilutive securities:
       Warrants...........................................       --        --       344
       Stock options......................................       --       277     1,448
       Contingent shares..................................       --       629       720
       Conversion of redeemable preferred stock...........       --    14,301    16,399
                                                           --------  --------  --------
                                                             59,112    71,527    72,048
                                                           --------  --------  --------
Diluted income (loss) per share from continuing operations $  (0.18) $   0.02  $   0.07
                                                           ========  ========  ========
Diluted loss per share.................................... $  (0.38) $  (0.50) $  (0.21)
                                                           ========  ========  ========

   In connection with the acquisition of MicroNet, the Company issued 720,000 shares of Common Stock from escrow in November 2000 subsequent to the resolution of certain contingencies. These shares have been included in the computation of basic and diluted weighted average common stock outstanding from the issue date and in diluted weighted average common stock outstanding prior to the issue date in periods when their inclusion is dilutive.

   In the year ended December 31, 2001, the Company issued 859,200 shares of Common Stock to redeem 1,074 shares of Convertible Preferred Stock and 1,718,400 shares of Common Stock were issued to redeem 2,148 shares of Redeemable Preferred Stock. In the year ended December 31, 2000, 380,000 shares of Common Stock were issued to convert 760 shares of Convertible Preferred Stock and 1,549,500 shares of Common Stock were issued to redeem 2,148 shares of Redeemable Preferred Stock. In the year ended December 31, 1999, 4,057,500 shares of Common Stock were issued to convert 8,115 shares of Convertible Preferred Stock and 1,282,200 shares of Common Stock were issued to redeem 2,538 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange.

                               AMPEX CORPORATION

Shares of Common Stock potentially issuable to satisfy the Company's remaining redemption obligation on the Convertible Preferred Stock and the Redeemable Preferred Stock have been included in the computation of diluted weighted average common stock outstanding in the periods where their deemed issuance would have a dilutive effect. If the Company was to satisfy its remaining redemption obligations by issuing Common Stock, based on the floor conversion price, an additional 12,060,800 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation at December 31, 2001.

   Stock options to purchase 3,661,694 shares of Common Stock at prices ranging from $0.17 to $6.00 per share were outstanding at December 31, 2001, but were not included in the computation of diluted loss per share because they are anti-dilutive.

   Stock options to purchase 3,517,511 shares of Common Stock at prices ranging from $0.4375 to $6.00 per share were outstanding at December 31, 2000. The Stock options were included in the computation of diluted weighted average common stock outstanding at December 31, 2000 where the exercise price was lower than the average market value of the common shares.

   Stock options to purchase 3,175,134 shares of Common Stock at prices ranging from $1.06 to $6.00 per share were outstanding at December 31, 1999. The Stock options were included in the computation of diluted weighted average common stock outstanding at December 31, 1999 where the exercise price was lower than the average market value of the common shares.

   In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 10. The Warrants were included in the computation of diluted weighted average common stock outstanding at December 31, 2000 and 1999 when the exercise price was lower than the average market value of the common shares. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding from the date of issuance. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at December 31, 2001, as they are anti-dilutive.

Note 5--Supplemental Schedule of Cash Flow Information

                                                 Year Ended December 31,
                                               --------------------------
                                                2001     2000      1999
                                               -------  -------  --------
                                                     (in thousands)
     Interest paid............................ $ 2,742  $ 5,330  $  5,323
     Income taxes paid........................   1,230    1,258     1,638
     Debt financing costs.....................     179       --        20
     Warrants.................................      --      (23)     (459)
     Common stock issued for EBWC acquisition.      --       --       731
     Common stock issued for services rendered     160       --       721
     Preferred stock (redemptions)............  (4,296)  (4,296)   (5,076)
     Preferred stock (conversions)............  (2,148)  (1,521)  (16,230)

                               AMPEX CORPORATION

Note 6--Investments

   There were no investments held by the Company at December 31, 2001. The carrying and market value of investments at December 31, 2000 are as follows:

                                         Available-for-Sale December 31, 2000
                                         ------------------------------------
                                                                    Scheduled
                                         Carrying Unrealized Fair   Maturity
                                          Value     Gains    Value    Date
                                         -------- ---------- ------ ---------
                                                    (in thousands)
  U.S. government and agency obligations  $4,998    -$ --    $4,998 Feb. 2001
  High yield mutual funds...............      13       --        13
                                          ------    -----    ------
     Total..............................  $5,011     $ --    $5,011
                                          ------    -----    ------
  Due within 1 year.....................  $5,011

   U.S. corporate securities are reported as other assets.

Note 7--Inventories

                                         December 31,
                                        ---------------
                                         2001    2000
                                        ------- -------
                                        (in thousands)
                        Raw materials.. $ 6,133 $ 7,506
                        Work in process   4,156   4,805
                        Finished goods.   2,969   4,235
                                        ------- -------
                           Total....... $13,258 $16,546
                                        ======= =======

   Inventories include a write down for obsolete and slow-moving items of $12.1 million and $10.2 million at December 31, 2001 and December 31, 2000, respectively. Inventory disposals, which had previously been written down totaled $1.2 million and $4.8 million, during 2001 and 2000, respectively. In the fourth quarter of 2001, the Company included an additional provision for obsolete inventory of $2.1 million.

Note 8--Property, Plant and Equipment


                                                  December 31,
                                               ------------------
                                                 2001      2000
                                               --------  --------
                                                 (in thousands)
             Land............................. $    952  $    952
             Buildings and improvements.......   10,077    10,673
             Furniture, fixtures and equipment   24,218    29,235
                                               --------  --------
                                                 35,247    40,860
             Less accumulated depreciation....  (28,648)  (29,633)
                                               --------  --------
                Total......................... $  6,599  $ 11,227
                                               ========  ========

   Depreciation charged to continuing operations was $1.2 million, $1.3 million and $1.8 million in 2001, 2000 and 1999, respectively. During the year, the Company retired fixed assets from continuing operations with a

                               AMPEX CORPORATION
gross book value of $1.3 million. Furniture, fixtures and equipment associated with the Company's discontinued Internet video operations, totaling $3.2 million, were included at December 31, 2000.

Note 9--Other Accrued Liabilities


                                                     December 31,
                                                    ---------------
                                                     2001    2000
                                                    ------- -------
                                                    (in thousands)
             Compensation and employee benefits.... $ 2,492 $ 4,009
             Pension...............................   7,056   2,968
             Interest payable......................      10   1,570
             Deferred revenue and customer deposits   4,914   2,111
             Warranty and other product costs......   1,581   1,936
             Capital lease.........................      --     314
             Taxes.................................     307     245
             Environmental.........................     150     250
             Other.................................     823   1,865
                                                    ------- -------
                Total.............................. $17,333 $15,268
                                                    ======= =======

   The increase in accrued pension liabilities from December 31, 2000 to December 31, 2001 is primarily attributed to the change in interest rate assumptions and actuarial gains. See Note 16.

Note 10--Debt

                                                                  December 31,
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
                                                                 (in thousands)
  Notes Payable

Senior discount notes........................................... $    -- $ 8,240
Working capital facility........................................     977      --
Notes payable to Sherborne & Company Incorporated--related party   1,000      --
Hillside notes payable..........................................     450      --
Note payable--other.............................................     157     157
                                                                 ------- -------
   Total........................................................ $ 2,584 $ 8,397
                                                                 ======= =======

  Long-term Debt

Senior discount notes........................................... $ 9,955 $    --
Working capital facilities......................................      --   2,403
Hillside notes payable..........................................     819      --
Senior notes....................................................  48,016  43,683
                                                                 ------- -------
   Total........................................................ $58,790 $46,086
                                                                 ======= =======

                               AMPEX CORPORATION

  Notes Payable to Sherborne & Company Incorporated--Related Party

   In October 2001, Data Systems entered into a revolving credit agreement, providing for borrowings of up to $2.5 million, secured principally by Data System's inventory. The Company has guaranteed all borrowings. Availability under the agreement declines to $1.5 million in January 2002, to $750,000 in February 2002 and the loan is due and payable in full on March 31, 2002. The Company does not intend to seek to renew the facility. Borrowings bear interest at 8% per annum on the outstanding balance. As a commitment fee Ampex issued to the lender 1 million shares of its Common Stock having a market value of approximately $160,000 which was taken as a charge to amortization of debt financing costs. Data Systems had been seeking such financing for several months but was unable to obtain it on commercially reasonable terms. The lender, Sherborne & Company Incorporated, is a related party of the Company and is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation.

  Note Payable--Other

   The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at December 31, 2001 of $0.2 million is expected to be paid or converted into shares of Common Stock in 2002.

  Working Capital Facilities

   Ampex has a revolving credit line with a domestic financial institution to finance working capital requirements that is scheduled to expire in May 2002. The Company's domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. Average borrowings under these agreements during both 2001 and 2000 were less than $0.2 million at an average interest rate of 7.7% and 9.8%, respectively. Maximum borrowings outstanding at any time during 2001 and 2000 were $2.4 million and $2.4 million, respectively. At December 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 2000, the Company had borrowings outstanding of $2.4 million and had letters of credit issued against the facility totaling $1.1 million. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company. The Company is seeking to replace this line of credit with a $4 million line of credit but has not received any binding commitments to date.

  Hillside Notes

   In 1994, the Company, the Pension Benefit Guaranty Corporation ("the PBGC") and certain affiliates, including Hillside Capital Incorporated, ("Hillside"), who were members of a "group under common control" for purposes of the Employee Retirement Income Security Act ("ERISA") entered into certain agreements in connection with the reorganization of the Company's former parent, NH Holding Incorporated ("NHI"), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. See Note 16 of the Notes to Consolidated Financial Statements. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company's request, Hillside has made three pension contributions totaling $1.3 million through December 31, 2001. The Company has issued notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Note with the remainder due on the fourth anniversary of the Notes. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 8.87% at December 31, 2001). The Company has agreed to grant to Hillside a security interest in certain assets as collateral for advances which it is required to make pursuant to the agreement. The

                               AMPEX CORPORATION
agreement contains certain restrictive covenants which, among other things, restrict the Company's ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company's potential termination liabilities.

  Senior Notes and Senior Discount Notes

   In 1998, the Company issued $44.0 million of 12% Senior Notes, due March 15, 2003, together with Warrants to purchase 1.02 million shares of Common Stock which were valued at $765,000 using the Black-Scholes model. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million that have accreted in value at an annual rate of 20% to $10.0 million at December 31, 2001. In the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems' Senior Notes due March 31, 2002.

   The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company's royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems' manufacturing facility in Colorado Springs, CO. and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of "Available Cash Flow" of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

   The Indentures under which the new securities were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

  Noncurrent Maturities of Long-term Debt

   The following table summarizes the scheduled noncurrent maturities of the Company's long-term debt as of December 31, 2001, for years subsequent to 2002:

                              Year
                              ---- (in thousands)
                              2005    $10,774
                              2008     48,016

                               AMPEX CORPORATION

Note 11--Other Liabilities

                                                December 31,
                                               ---------------
                                                2001    2000
                                               ------- -------
                                               (in thousands)
                 Pension...................... $28,465 $13,924
                 Reserve for tax liabilities..  11,669  11,669
                 Other postemployment benefits     279     194
                 Environmental................   1,020   1,020
                 Other........................     307     382
                                               ------- -------
                    Total..................... $41,740 $27,189
                                               ======= =======

   The increase in accrued pension liabilities from December 31, 2000 to December 31, 2001 is primarily attributed to the change in interest rate assumptions and actuarial gains. See Note 16.

Note 12--Commitments and Contingencies

  Leases

   The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 2001 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

                           Year
                           ----       (in thousands)
                           2002......    $ 3,621
                           2003......      3,264
                           2004......      2,916
                           2005......      2,731
                           2006......      2,705
                           Thereafter      4,368
                                         -------
                                         $19,605
                                         =======

   Total rent expense for all operating leases for continuing operations was $3.0 million, $2.5 million and $4.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   The following is a schedule by years of future minimum lease payments under a capital lease together with the present value of the net minimum lease payments as of December 31, 2001:

           Year
           ----                                        (in thousands)
           2002.......................................      $ 17
           2003.......................................        17
           2004.......................................        10
                                                            ----
           Net minimum lease payments.................        44
           Less amount representing interest..........       (10)
                                                            ----
           Present value of net minimum lease payments      $ 34
                                                            ====

   The capital lease was signed by a discontinued operation and was supported by a guarantee issued by the Company. The asset has been written off as part of the reserve established at the time of closing the discontinued operation.

                               AMPEX CORPORATION

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

   The State of California assessed income tax in the amount of $0.5 million for the period 1983 - 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). On January 2, 2002, the Company was granted a deferral of its appeal until October 2002, in order for it to enter into settlement discussions with the Franchise Tax Board regarding the outstanding assessment that, with interest and penalty, totals $2.7 million at December 31, 2001.

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

  Guarantees

   The Company has certain arrangements with banks primarily to facilitate the issuance of performance guarantees or letters of credit. At December 31, 2001 and 2000, the Company was contingently liable for $1.2 million of general performance guarantees and letters of credit.

Note 13--Preferred Stock

   Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company's Board of Directors. Each share of Convertible Preferred Stock may be converted, at the option of the holder thereof, at a conversion price of $4.00 per share, into 500 shares of Common Stock, subject to adjustment under certain circumstances. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments through December 2008. For the year ended December 31, 2001, the Company issued 859,200 shares of Common Stock to satisfy the quarterly redemption requirements, leaving 51 shares of Convertible Preferred Stock outstanding. For the year ended December 31, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock. Beginning in June

                               AMPEX CORPORATION

1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the year ended December 31, 2001, the Company issued 1,718,400 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 15,025 shares of Redeemable Preferred Stock outstanding. The Company is obligated to redeem approximately $4.4 million face amount of Convertible and Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2002. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

Note 14--Related Party Transactions

   In October 2001, Data Systems entered into a revolving credit agreement with Sherborne & Company Incorporated, a related party of the Company, which is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The agreement provides for borrowings of up to $2.5 million, declining to $1.5 million in January 2002, to $750,000 in February 2002 with the balance due and payable in full on March 31, 2002. The loan is secured principally by Data System's inventory and the Company has guaranteed all borrowings. Borrowings bear interest at 8% per annum on the outstanding balance. As a commitment fee Ampex issued to the lender 1 million shares of its Common Stock having a market value of approximately $160,000. See Note 10.

   The Company holds three promissory notes included in stockholder's deficit, totaling $4.6 million, issued by affiliated companies controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The notes bear interest at 7.96%, 6.34% and 5.74% per annum, mature in January 2005, October 2007 and October 2008, and are secured by a pledge of 1,300,000, 400,000 and 400,000 shares of Class A Stock of the Company, respectively. The promissory notes represent indebtedness originally incurred in connection with the purchase of shares of Class A Stock of the Company by Mr. Bramson or his designees in prior fiscal years. The shares of Class A Stock that collateralize these notes currently have a market value substantially less than the principal amount of the notes. In the event of non-payment of any of the notes, there is no assurance that the Company could recover the full amount thereof.

Note 15--Common Stock, Stock Options and Warrants

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

                               AMPEX CORPORATION

   On June 18, 1999, at the Company's Annual Meeting, stockholders authorized the issuance of an additional 4,000,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is currently authorized to issue up to 8,250,000 shares of Common Stock under the Stock Incentive Plan.

   At December 31, 2001, there were 3,661,694 options outstanding, including 1,302,610 vested options. The exercise prices range from $0.17 to $6.00 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

                                                                             Weighted
                             Shares                              Aggregate   Average
                            Available   Number of    Price per   Exercise    Exercise
                            for Grant    Options       Share       Price      Price
                            ----------  ----------  ----------- -----------  --------
Balances, December 31, 1998  1,276,093   2,342,977  $1.06-10.50 $ 3,421,358   $1.46
Authorized.................  4,000,000          --           --          --      --
Granted.................... (1,298,850)  1,298,850    2.13-5.88   4,696,869    3.62
Canceled...................    154,977    (154,977)  1.06-10.50    (620,292)   4.00
Exercised..................         --    (311,716)   1.06-3.75    (406,674)   1.30
                            ----------  ----------  ----------- -----------   -----
Balances, December 31, 1999  4,132,220   3,175,134  $ 1.06-6.00 $ 7,091,261   $2.23
Granted.................... (1,337,200)  1,337,200   0.438-3.88   2,594,953    1.94
Canceled...................    790,760    (790,760)   1.06-5.88  (2,150,438)   2.72
Exercised..................         --    (204,063)   1.06-1.50    (219,748)   1.08
                            ----------  ----------  ----------- -----------   -----
Balances, December 31, 2000  3,585,780   3,517,511  $0.438-6.00 $ 7,316,028   $2.08
Granted.................... (2,285,000)  2,285,000    0.17-0.40     573,960    0.25
Canceled...................  2,140,817  (2,140,817)   0.38-5.88  (4,500,985)   2.10
                            ----------  ----------  ----------- -----------   -----
Balances, December 31, 2001  3,441,597   3,661,694  $ 0.17-6.00 $ 3,389,003   $0.93
                            ==========  ==========  =========== ===========   =====

   For the years ended December 31, 2001, 2000 and 1999, the weighted average fair value of options granted was $0.15, $1.24 and $2.10 per share, respectively.

   At December 31, 2001, 2000 and 1999 there were 816,000 Warrants outstanding exercisable at $2.25 per share, to provide a like number of shares of Common Stock.

   The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows:


                                                      Options Currently
                    Options Outstanding                  Exercisable
       --------------------------------------------- --------------------
                                 Weighted
                                 Average    Weighted             Weighted
                                Remaining   Average              Average
        Exercise     Number    Contractual  Exercise   Number    Exercise
         Prices    Outstanding Life (Years)  Price   Exercisable  Price
        --------   ----------- ------------ -------- ----------- --------
       $0.17-$1.50  2,885,685      2.92      $0.53      813,293   $1.24
       $1.56-$4.25    685,287      1.19       2.08      430,503    2.25
       $4.87-$6.00     90,722      0.89       4.91       58,814    4.92
                    ---------      ----      -----    ---------   -----
                    3,661,694      2.54      $0.93    1,302,610   $1.74
                    =========      ====      =====    =========   =====

                               AMPEX CORPORATION

   The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                              December 31,
                                    -------------------------------
                                      2001       2000       1999
                                    ---------  ---------  ---------
            Expected life (years)..   1.0-3.5    1.0-3.5    1.0-3.5
            Risk-free interest rate  2.0-4.52% 5.46-6.60% 4.59-6.59%
            Expected volatility.... 1.29-1.60  1.03-1.25   0.95-1.5
            Expected dividend yield        --         --         --

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

                                                  Year Ended December 31,
                                               ----------------------------
                                                 2001      2000      1999
                                               --------  --------  --------
                                                      (in thousands)
   Net loss applicable to common stockholders:
      As reported............................. $(22,409) $(35,433) $(15,194)
                                               --------  --------  --------
      Pro forma............................... $(22,606) $(36,770) $(17,987)
                                               --------  --------  --------
   Basic loss per share:
      As reported............................. $  (0.38) $  (0.63) $  (0.29)
                                               --------  --------  --------
      Pro forma............................... $  (0.38) $  (0.65) $  (0.34)
                                               --------  --------  --------
   Diluted loss per share:
      As reported............................. $  (0.38) $  (0.50) $  (0.21)
                                               --------  --------  --------
      Pro forma............................... $  (0.38) $  (0.51) $  (0.25)
                                               --------  --------  --------

   These proforma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

                               AMPEX CORPORATION

Note 16--Pension Plans

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

   Pension expense for the domestic plan in 2001, 2000 and 1999 consisted of the following:

                                                 Year Ended December 31,
                                              ----------------------------
                                                2001      2000      1999
                                              --------  --------  --------
                                                     (in thousands)
     Interest on projected benefit obligation $ 12,340  $ 12,398  $ 11,744
     Expected return on assets...............  (12,937)  (14,145)  (13,006)
     Recognized actuarial loss (gain)........       --        --     2,083
                                              --------  --------  --------
        Net periodic pension cost (benefit).. $   (597) $ (1,747) $    821
                                              ========  ========  ========

   The domestic plan funded status and amounts included in the consolidated balance sheets are as follows:

                                                      December 31,
                                                  --------------------
                                                    2001       2000
                                                  ---------  ---------
                                                     (in thousands)
        Actuarial present value of benefits:
           Vested and total accumulated benefits. $ 171,680  $ 165,752
                                                  =========  =========
        Projected benefit obligation............. $(171,680) $(165,752)
        Less: plan assets at fair value..........   145,171    157,722
                                                  ---------  ---------
                                                    (26,509)    (8,030)
        Unrecognized net loss....................        --         --
                                                  ---------  ---------
        Accrued pension cost..................... $ (26,509) $  (8,030)
                                                  =========  =========

   The Company remains the plan sponsor of a pension plan ("Media Plan") although it disposed of the company ("Media") in November 1995. Media is contractually required to provide funding for its obligations under the plan, but if it fails to do so, the Company will be required to make any required termination liability payments. As of December 31, 2001, the Company's consolidated balance sheets included $0.3 million in "other accrued liabilities" for the Media Plan's unfunded status. The Media Plan's projected benefit obligation and plan assets at fair value at December 31, 2001, were approximately $47.3 million and $40.1 million, respectively.

                               AMPEX CORPORATION

   The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                              (in thousands)
 Change in benefit obligation:
    Benefit obligation at the beginning of the year........ $165,752  $164,747
    Interest cost..........................................   12,340    12,398
    Actuarial gain.........................................    7,917     2,000
    Benefits paid..........................................  (14,329)  (13,393)
                                                            --------  --------
    Benefit obligation at the end of the year.............. $171,680  $165,752
                                                            ========  ========
 Change in plan assets:
    Fair value of plan assets at the beginning of the year. $157,722  $175,803
    Actual return on plan assets...........................     (436)   (8,640)
    Company contributions..................................    2,214     3,952
    Benefits paid..........................................  (14,329)  (13,393)
                                                            --------  --------
    Fair value of plan assets at the end of the year....... $145,171  $157,722
                                                            ========  ========
    Accrued benefit liability.............................. $(26,509) $ (8,030)
    Accumulated other comprehensive income.................   40,945    19,655
                                                            --------  --------
    Net amount recognized.................................. $ 14,436  $ 11,625
                                                            ========  ========

   Actuarial assumptions as of December 31, 2001 and 2000 are as follows:

                                                   December 31,
                                                   -----------
                                                   2001   2000
                                                   ----   ----
                 Assumed discount rate............ 7.25%  7.75%
                 Rate of compensation increase....  N/A    N/A
                 Expected long-term rate of return  8.0%   9.0%

   Pension contributions in 2001 totaling $1.3 million were funded through the issuance of Notes to Hillside. See Note 10. Assets of the domestic pension plan are invested in directed trusts. At December 31, 2001 and 2000, assets of the directed trusts were primarily invested in U.S. government obligations, corporate stocks and bonds and units of common investment funds consisting of short-term interest bearing instruments and common stock.

   In accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, the Company has recorded an additional minimum pension liability for the underfunded plan of $38.2 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2001. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders' deficit. For 2001 and 2000, stockholders' deficit was charged $20.6 million and $17.6 million, respectively. At December 31, 1999, the Company recorded a deferred pension asset of $5.6 million representing the excess of the fair value of plan assets less the unrecognized net actuarial gain over the accumulated benefit obligation.

                               AMPEX CORPORATION

   The components of foreign pension expense were as follows:

                                                 Year Ended December 31,
                                                 ----------------------
                                                  2001     2000    1999
                                                 ----     ----    ----
                                                     (in thousands)
         Service cost........................... $ --     $ --     $--
         Interest cost..........................  117      120     118
         FAS 88 income..........................   --       --    (207)
         Amortization and deferral..............   --       --      --
                                                  ----     ----    ----
            Net periodic pension cost (benefit). $117     $120    $(89)
                                                  ====     ====    ====

   The reconciliation of the funded status of the foreign plans is as follows:

                                                                          December 31,
                                                         ----------------------------------------------
                                                                  2001                    2000
                                                             Plans in Which          Plans in Which
                                                         ----------------------  ----------------------
                                                           Assets    Accumulated   Assets    Accumulated
                                                           Exceed     Benefits     Exceed     Benefits
                                                         Accumulated   Exceed    Accumulated   Exceed
                                                          Benefits     Assets     Benefits     Assets
                                                         ----------- ----------- ----------- -----------
                                                                         (in thousands)
Actuarial present value of benefits:
   Vested and total accumulated benefits................    $ --       $ 1,630       $--       $ 1,880
                                                            ----       -------       ---       -------
Projected benefit obligation............................    $ --       $ (1,63)      $--       $(1,880)
Remaining unrecognized transition net (asset) obligation      --           (73)       --           144
                                                            ----       -------       ---       -------
Prepaid (accrued) pension cost..........................    $--        $(1,703)      $--       $(1,736)
                                                            ====       =======       ===       =======

   The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.4 million, $0.5 million and $0.6 million for the year ended December 31, 2001, 2000 and 1999, respectively.

Note 17--Royalty Income

   In 2001 and 1999, the Company received and recognized payments attributable to negotiated settlements related to prior years' sales of products by licensees. Such payments amounted to $3.5 million and $6.7 million in 2001 and 1999, respectively. The royalties for 2000 and the balance of royalties earned in 2001 and 1999 represents royalties for product shipments in the current period.

                               AMPEX CORPORATION

Note 18--Restructuring Charges (Credits)

   Restructuring charges (credits) for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                                        Year Ended December 31,
                                                        ----------------------
                                                         2001     2000   1999
                                                        ------    ---- -------
                                                            (in thousands)
  Provisions for vacated lease obligations............. $2,000    $--  $(3,827)
  Write-down of property, plant and equipment..........    451     --      440
  Provisions for employee separation costs.............  1,014     --    2,545
  Provisions for relocation............................     53     --      301
  Costs associated with closure of foreign subsidiaries     --     --    1,462
                                                        ------    ---  -------
                                                        $3,518    $--  $   921
                                                        ======    ===  =======

   The Company recorded a net restructuring charge in 2001 of $3.5 million. The Company's consolidation of facilities in Redwood City, California resulted in a total charge of $2.5 million including a $2.0 million provision for future lease obligations, net of estimated sublease rental income, $0.5 million for the write-off of leasehold improvements and $53 thousand in connection with relocation charges. The remaining $1.0 million restructuring charge represented costs associated with the elimination of approximately 86 U.S. positions in engineering, manufacturing and administration which were completed by year-end. At December 31, 2001, the Company had a $2.0 million remaining liability entirely related to the future lease obligations.

   The Company recorded a net restructuring charge after certain credits in 1999 of $0.9 million. The charge included $3.3 million in connection with the Company's elimination of 86 U.S. positions in engineering, manufacturing and administration associated with the relocation of its DCRsi manufacturing operations and other functions from its Redwood City, California facility to its Colorado Springs, Colorado facility and $1.5 million for the closure of its German subsidiary, offset by a credit of $3.9 million related to favorable lease terminations at its Redwood City, California location.

   The lease obligations associated with the Company's restructuring have not been discounted to present value.

                               AMPEX CORPORATION

Note 19--Income Taxes

   Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

                                 Year Ended December 31,
                                 -----------------------
                                  2001     2000    1999
                                 -------  ------  ------
                                     (in thousands)
                        Domestic $(9,272) $2,723  $6,924
                        Foreign.    (428)    (16)      3
                                 -------  ------  ------
                                 $(9,700) $2,707  $6,927
                                 =======  ======  ======

   The provision for (benefit of) income taxes consisted of the following:

                                                    Year Ended December 31,
                                                    ----------------------
                                                     2001    2000    1999
                                                    ------  ------  ------
                                                        (in thousands)
    Current:
       Federal..................................... $   --  $   --  $   --
       State.......................................    (24)     10      --
       Foreign.....................................    (31)    (35)    (95)
       Foreign withholding taxes on royalty income.  1,230   1,252   2,010
                                                    ------  ------  ------
                                                     1,175   1,227   1,915
                                                    ------  ------  ------
    Long-term:
       State.......................................     --      --      --
       Foreign.....................................     --      --      --
                                                    ------  ------  ------
                                                        --      --      --
                                                    ------  ------  ------
                                                    $1,175  $1,227  $1,915
                                                    ======  ======  ======

   The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2001, 2000, and 1999) to income (loss) from continuing operations before income taxes and the actual provision for income taxes was as follows:

                                                    Year Ended December 31,
                                                   ------------------------
                                                    2001     2000    1999
                                                   -------  ------  -------
                                                        (in thousands)
    Federal income tax provision at statutory rate $(3,395) $  947  $ 2,424
    Domestic losses not benefited.................   3,245      --       --
    Foreign gains not taxed.......................      --      --       (1)
    Foreign losses not benefited..................     150       6       --
    Rates in excess of U.S........................   1,230   1,252    2,010
    Temporary differences not previously benefited      --    (953)  (2,423)
    Other, net....................................     (55)    (25)     (95)
                                                   -------  ------  -------
                                                   $ 1,175  $1,227  $ 1,915
                                                   =======  ======  =======

                               AMPEX CORPORATION

   The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 2001 and 2000:

                                                                                     December 31,
                                                                                 -------------------
                                                                                   2001       2000
                                                                                 ---------  --------
                                                                                    (in thousands)
Inventory basis differences..................................................... $   3,687  $  3,176
Restructuring reserves and other liabilities not yet deductible for tax purposes    14,009     5,518
Loss carryforwards..............................................................    84,758    48,904
Foreign withholding taxes on undistributed earnings of foreign subsidiaries.....    (1,213)   (1,213)
Property, plant and equipment basis differences.................................       712       696
Credit from prior year's minimum tax............................................     1,191     1,191
Other...........................................................................     1,894     4,170
Less valuation allowance........................................................  (106,251)  (63,655)
                                                                                 ---------  --------
   Deferred tax liability....................................................... $  (1,213) $ (1,213)
                                                                                 =========  ========

   A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized.

   As at December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of $217 million expiring in the years 2005 through 2021. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company's ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 20--Segment Reporting

   The Company has the following operating segments: high-performance mass data storage systems, instrumentation recorders and professional video products; licensing of intellectual property. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

   The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income or loss from continuing operations before income taxes excluding goodwill amortization and restructuring charges.

                               AMPEX CORPORATION

   Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

                                                     Year Ended December 31, 2001
                                         ---------------------------------------------------
                                            Mass Data
                                         Storage Systems/ Licensing of Eliminations
                                         Instrumentation  Intellectual     and
                                            Recorders       Property    Corporate    Totals
                                         ---------------- ------------ ------------ --------
Revenues from external customers........     $33,964        $12,056      $     --   $ 46,020
Interest income.........................          62             --           268        330
Interest expense........................       2,223             --         5,010      7,233
Depreciation, amortization and accretion       2,601              2           836      3,439
Segment income (loss)...................      (6,629)        11,410       (14,481)    (9,700)
Segment assets..........................      24,821             --        14,352     39,173
Expenditures for segment assets.........         150             --            --        150

                                                     Year Ended December 31, 2000
                                         ---------------------------------------------------
                                            Mass Data
                                         Storage Systems/ Licensing of Eliminations
                                         Instrumentation  Intellectual     and
                                            Recorders       Property    Corporate    Totals
                                         ---------------- ------------ ------------ --------
Revenues from external customers........      47,582        $12,272      $     --     59,854
Interest income.........................         194             --         1,127      1,321
Interest expense........................         919             --         4,804      5,723
Depreciation, amortization and accretion       1,375              3           806      2,184
Segment income (loss)...................       1,429         11,220       (11,169)     1,480
Segment assets..........................      31,740              2        28,575     60,317
Expenditures for segment assets.........         399             --            --        399

                                                     Year Ended December 31, 1999
                                         ---------------------------------------------------
                                            Mass Data
                                         Storage Systems/ Licensing of Eliminations
                                         Instrumentation  Intellectual     and
                                            Recorders       Property    Corporate    Totals
                                         ---------------- ------------ ------------ --------
Revenues from external customers........     $51,633        $19,850      $     --   $ 71,483
Interest income.........................         255             --         2,261      2,516
Interest expense........................         624             --         4,837      5,461
Depreciation, amortization and accretion       1,446              3           973      2,422
Segment income (loss)...................      (2,736)        18,582       (10,834)     5,012
Segment assets..........................      29,937              5        77,378    107,320
Expenditures for segment assets.........         990             --           285      1,275

                               AMPEX CORPORATION

Note 21--Foreign Operations

   The following table shows certain financial information relating to the Company's operations in various geographical areas:

                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------  --------  --------
                                                                     (in thousands)
Total revenue:
   United States............................................. $ 42,683  $ 56,439  $ 65,963
   Europe, Africa and the Middle East........................    3,030     4,425     8,574
   Other foreign.............................................    2,331     3,409     3,286
   Eliminations and corporate expenses.......................   (2,024)   (4,419)   (6,340)
                                                              --------  --------  --------
       Total................................................. $ 46,020  $ 59,854  $ 71,483
                                                              ========  ========  ========

                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------  --------  --------
                                                                     (in thousands)
Income (loss) from continuing operations before income taxes:
   United States............................................. $ (9,085) $  2,699  $  8,851
   Europe, Africa and the Middle East........................     (278)      (70)   (1,946)
   Other foreign.............................................     (337)       78        22
                                                              --------  --------  --------
       Total................................................. $ (9,700) $  2,707  $  6,927
                                                              ========  ========  ========

Loss from discontinued operations:
   United States............................................. $(17,254) $(38,176) $(20,580)
                                                              ========  ========  ========

                                                      Year Ended
                                                     December 31,
                                                    ---------------
                                                     2001    2000
                                                    ------- -------
                                                    (in thousands)
             Identifiable assets:
                United States...................... $28,488 $37,912
                Europe, Africa and the Middle East.     924   2,316
                Other foreign......................     981   1,217
                Eliminations and corporate assets..   8,780  18,872
                                                    ------- -------
                    Total.......................... $39,173 $60,317
                                                    ======= =======

   Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company's facilities and include cash, investments, accounts receivable, inventories, intangible assets, other assets, deferred pension and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable, deferred pension assets, deferred financing fees and intangible assets at December 31, 2001 and 2000.

                               AMPEX CORPORATION

Note 22--Major Customers

   The Company recorded revenue from one licensee and one customer in 2001, which each individually accounted for more than 10% of the total revenue and collectively accounted for 24.8%. In 1999, the Company recorded revenue from one licensee which accounted for 14% of the total revenue. There were no licensees and customers who accounted for more than 10% of the total revenue in 2000.

Note 23--Quarterly Financial Information (Unaudited)

   The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000.

                                                                  (In thousands, except share and per share data)
                                                                  ----------------------------------------------
Fiscal 2001
-----------
Quarters ended                                                     March 31       June 30    Sept. 30   Dec. 31
--------------                                                    --------        --------  --------    --------
Total revenue.................................................... $12,161        $ 10,309   $  9,589   $ 13,961
Operating loss...................................................  (1,272)         (1,253)       320       (115)
Loss from continuing operations..................................  (3,121)         (3,216)    (1,904)    (2,634)
Net loss applicable to common stockholders.......................  (5,824)        (15,808)      (188)      (589)

Diluted loss per share from continuing operations................ $ (0.05)       $  (0.06)  $  (0.03)  $  (0.04)
Diluted income (loss) per share applicable to common stockholders $ (0.10)       $  (0.27)  $   0.00   $  (0.01)

Fiscal 2000
-----------
Quarters ended                                                     March 31       June 30    Sept. 30   Dec. 31
--------------                                                    --------        --------  --------    --------
Total revenue.................................................... $14,858        $ 15,616   $ 14,455   $ 14,925
Operating income (loss)..........................................   2,198           2,291      1,809      1,403
Income (loss) from continuing operations.........................   1,057             551        336       (464)
Net loss applicable to common stockholders.......................  (6,939)         (7,918)   (10,026)   (10,550)

Diluted income (loss) per share from continuing operations....... $  0.01        $   0.01   $   0.00   $  (0.01)
Diluted loss per share applicable to common stockholders......... $ (0.09)       $  (0.11)  $  (0.14)  $  (0.18)

                               AMPEX CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

               Schedule II--Valuation and Qualifying Accounts S-2

                               AMPEX CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                   Balance at  Additions  Charges to                     Balance at
                                                  beginning of cost and      other                         end of
Description                                          period    expenses  accounts /(1)/ Deductions /(2)/   period
-----------                                       ------------ --------- -------------  ---------------  ----------
Allowance for doubtful accounts and sales returns
   December 31, 1999.............................    $1,360      $(540)      $ (53)          $(30)          $737
   December 31, 2000.............................    $  737      $ (39)      $(428)          $ (1)          $269
   December 31, 2001.............................    $  269      $ (99)      $ (16)          $ (1)          $153

/(1)/ Includes transfers and reclassifications to other accounts, including any disposition of MicroNet Technology, Inc. and iNEXTV accounts receivable.

/(2)/ Includes write-offs and disposition of accounts receivable.

                               AMPEX CORPORATION

                                2001 FORM 10-K

                                 EXHIBIT INDEX

Description
-----------

   3.1      Restated Certificate of Incorporation of the Company, as amended through June 21, 1999.

   3.2      By-Laws of the Company, as amended through April 20, 1995.

   4.4      Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust
            Company, as trustee, relating to the Company's 12% Senior Notes due 2008, including forms of
            12% Senior Notes and Security Agreement.

   4.9      Fourth Amendment to Note Purchase Agreement, dated as of January 31, 2002, among Data
            Systems, the Company and the several Note Purchasers named therein.

   4.19     Fifth Amendment to Note Purchase Agreement, dated as of March 25, 2002, among Data Systems, the Company and the several Note Purchasers named therein.

   10.06    Form of Indemnification Agreement entered into between the Company and members of the
            Board of Directors.

   10.10    Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the
            Company as tenant, with respect to approximately 132,150 square feet of premises located on
            Douglas Avenue and on Broadway in Redwood City, California.

   10.12    Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the
            Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California.

   10.14    Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty
            Corporation, the Ampex Group (a group of companies that includes the Company), the Limited
            Hillside Group and the Sherborne Group.

   10.15    Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated
            December 1, 1994, as amended.

   10.17    Promissory Note dated April 18, 2001, issued by Sherborne Capital Incorporated to the Company in the principal amount of $1,848,000.

   21.1     Subsidiaries of the Company.

   23.1     Consent of Independent Accountants.

   24.1     Power of Attorney (included in the signature page of this Report).