Form 10-Q
period 2002-03-31
AMPEX CORP /DE/
filed 2002-05-15
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No. 0-20292

AMPEX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-3667696
(State of Incorporation)	(I.R.S. Employer Identification Number)

1228 Douglas Avenue
Redwood City, California 94063-3199
(Address of principal executive offices, including zip code)

(650) 367-2011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

As of March 31, 2002, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 62,123,396. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION
FORM 10-Q

Quarter Ended March 31, 2002

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,117	$8,015
Accounts receivable (net of allowances of $148 in 2002 and $153 in 2001)	4,561	6,002
Inventories	11,987	13,258
Other current assets	1,255	4,426

Total current assets	26,920	31,701
Property, plant and equipment	6,361	6,599
Other assets	843	873

Total assets	$34,124	$39,173

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,054	$2,584
Accounts payable	3,082	3,665
Net liabilities of discontinued operations	1,160	1,383
Accrued restructuring costs	1,711	2,038
Other accrued liabilities	11,949	17,333

Total current liabilities	18,956	27,003
Long-term debt	60,146	58,790
Other liabilities	44,905	41,740
Deferred income taxes	1,213	1,213
Net liabilities of discontinued operations	3,668	3,874

Total liabilities	128,888	132,620

Commitments and contingencies (Note 8)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2002 and in 2001
Issued and outstanding—14,488 shares in 2002; 15,025 in 2001	28,976	30,050
Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2002 and in 2001
Issued and outstanding—none in 2002; 51 shares in 2001	—	102
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2002 and in 2001
Issued and outstanding—62,123,396 shares in 2002; 61,652,996 in 2001	621	616
Class C:
Authorized: 50,000,000 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Other additional capital	429,332	428,161
Notes receivable from stockholders	(4,642)	(4,642)
Accumulated deficit	(511,331)	(510,023)
Accumulated other comprehensive income	(37,720)	(37,711)

Total stockholders’ deficit	(123,740)	(123,599)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$34,124	$39,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the three months ended
	March 31,
	2002	2001
	(unaudited)
Royalty income	$1,215	$2,336
Product revenue	8,770	9,825

Total revenue	9,985	12,161

Intellectual property costs	232	173
Cost of product sales	5,220	7,040
Research, development and engineering	681	1,774
Selling and administrative	2,632	4,446

Total costs and operating expenses	8,765	13,433

Operating income (loss)	1,220	(1,272)
Interest expense	2,123	1,738
Amortization of debt financing costs	417	88
Interest income	(162)	(147)
Other (income) expense, net	(3)	(77)

Loss from continuing operations before income taxes	(1,155)	(2,874)
Provision for income taxes	153	247

Loss from continuing operations	(1,308)	(3,121)
Loss from discontinued operations (net of taxes of none in 2001)	—	(3,535)

Net loss	(1,308)	(6,656)
Benefit from extinguishment of mandatorily redeemable preferred stock	1,104	832

Net loss applicable to common stockholders	(204)	(5,824)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(9)	(135)

Comprehensive loss	$(213)	$(5,959)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.02)	$(0.05)
Loss per share from discontinued operations	$0.00	$(0.06)
Loss per share applicable to common stockholders	$0.00	$(0.10)

Weighted average number of common shares outstanding	61,658,165	58,080,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	March 31, 2002	March 31, 2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,308)	$(6,656)
Loss from discontinued operations	—	3,535
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,331	873
Net loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,426	1,777
Inventories	1,271	(916)
Deferred pension asset	—	94
Other assets	3,172	1,954
Accounts payable	(573)	30
Other accrued liabilities and income taxes payable	(5,428)	1,635
Accrued restructuring costs	(327)	(114)
Other liabilities	3,165	39

Net cash provided by continuing operations	3,731	2,251
Net cash used in discontinued operations	(429)	(4,355)

Net cash provided by (used in) operating activities	3,302	(2,104)

Cash flows from investing activities:
Proceeds received on the maturity of short-term investments	—	4,997
Deferred gain on sale of assets	(16)	(76)
Additions to property, plant and equipment	—	(44)

Net cash provided by (used in) continuing operations	(16)	4,877
Net cash used in discontinued operations	—	(1,005)

Net cash provided by (used in) investing activities	(16)	3,872

Cash flows from financing activities:
Borrowings under working capital facilities	6,225	9,683
Repayments under working capital facilities	(8,389)	(9,886)
Proceeds from issuance of common stock	—	9

Net cash used in continuing operations	(2,164)	(194)

Net cash used in financing activities	(2,164)	(194)

Effects of exchange rates on discontinued operations	(20)	(69)

Net increase in cash and cash equivalents	1,102	1,505
Cash and cash equivalents, beginning of period	8,015	10,384

Cash and cash equivalents, end of period	$9,117	$11,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator of visual information technology. The Company, through its wholly-owned subsidiary, Ampex Data Systems Corporation, (“Data Systems”) incorporates this technology in the design and manufacturer of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. The Company also leverages its investment in research and development through its Corporate Licensing division that licenses Ampex patents to manufacturers of consumer electronics products.

The Company’s continuing operations consist of Ampex’s intellectual property licensing department and Data Systems. In the second quarter of 2001, the Company closed the Internet video operations of its wholly-owned subsidiary iNEXTV and affiliates. The Company’s Internet operations have been classified as discontinued operations for all periods presented.

Liquidity

As a result of continuing losses, the Company’s liquidity has declined materially in recent years. In response, the Company has been required to restructure and extend the maturity date of its long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to its employee retirement pension plan. The Company has also significantly restructured and down-sized the operations of Data Systems, borrowed funds from an affiliate for working capital purposes and entered into agreements with certain vendors to extend the due date of related accounts payable balances. Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for 2002. The Company’s ability to meet its obligations in the normal course of business is dependent upon, among other items, its ability to collect trade accounts receivable, competitively price product sales and services with the market at a profit, and obtain additional working capital financing.

Note 2—Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2001 and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 3—Recent Pronouncements

In August 2001, the FASB issued Statement No. 143 (“FAS 143”), Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for 2003. The Company is currently reviewing the requirements of this new standard and has not yet determined its impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued Statement No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes Statement No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting Results of Operations / Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity’s ongoing operations. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001.

The Company has adopted FAS 144 effective January 1, 2002. There was no impact on our financial position or results of operations. For the iNEXTV discontinued operations we adopted the grandfathering provision under FAS 144.

In February 2002, the Emerging Issues Task Force (“EITF”) issued statement D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” This standard requires entities to record out-of-pocket expenses recharged to their customers as revenue. The standard is effective for 2002, with reclassification of prior periods.

The Company has adopted Statement D-103 effective January 1, 2002. The impact on our results of operations is immaterial.

In July 2001, the Financial Accounting Standards Board issued Statement No.142 (“FAS 142”), Goodwill and Other Intangible Assets. The Company adopted FAS 142 effective January 1, 2002. There was no impact on the financial statements of the Company since there is no goodwill recognized by the Company.

Note 4—Discontinued Operation

In July 2001, the Board of Directors of the Company authorized management to close iNEXTV’s operations in New York City and to cease future funding its other Internet-based affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany. The Company established a reserve of $10.3 million at the end of the quarter ended June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. An impairment charge representing the write down of the Company’s investment in its Internet video businesses to estimated net realizable value, included an additional investment in TV1 during the first quarter of 2001 of $1.7 million,. The net liabilities of iNEXTV reflected on its balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. The provision for closure costs includes future payments to be made over a seven-year period for facility rental commitments and related costs of $5.0 million, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclassification of certain liabilities at the time of closure of $1.1 million. During 2001 and the three months ended March 31, 2002, the Company paid and recorded charges of $2.0 million and $0.4 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $4.4 million at March 31, 2002.’’

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the operating results of iNEXTV are as follows:

	For the Three Months
	Ended March 31,
	2002	2001
	(in thousands)
Revenues	—	130
Costs and operating expenses excluding amortization	—	(3,044)
Goodwill amortization and writedown of assets	—	(127)
Operating loss	—	(3,041)
Equity in loss of unconsolidated subsidiary	—	(497)
Interest income	—	3
Loss from discontinued operations	—	(3,535)

Note 5—Computation of Basic and Diluted Loss per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Numerator
Loss from continuing operations	$(1,308)	$(3,121)

Net loss applicable to common stockholders	$(204)	$(5,824)

Denominator
Weighted average common stock outstanding	61,658	58,080

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.05)

Basic and diluted loss per share applicable to common stockholders	$0.00	$(0.10)

In the three months ended March 31, 2002, the Company issued 40,800 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock and 429,600 shares of Common Stock were issued to redeem 537 shares of Redeemable Preferred Stock. In the three months ended March 31, 2001, 429,600 shares of Common Stock were issued to redeem 537 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. Shares of Common Stock potentially issuable to satisfy the Company’s remaining redemption obligation on the Redeemable Preferred Stock have not

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been included in the computation of diluted weighted average common stock outstanding for the three months ended March 31, 2002 and 2001, respectively, since they are anti-dilutive. If the Company was to satisfy its remaining redemption obligations by issuing Common Stock, based on the floor conversion price, an additional 11,590,400 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation at March 31, 2002.

Stock options to purchase 2,932,897 shares of Common Stock at prices ranging from $0.17 to $6.00 per share were outstanding at March 31, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

Stock options to purchase 4,088,929 shares of Common Stock at prices ranging from $0.26 to $6.00 per share were outstanding at March 31, 2001, but were not included in the computation of diluted loss per share because they are anti-dilutive.

In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 7. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding from the date of the issuance. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at March 31, 2002 and 2001, respectively, as they are anti-dilutive.

Note 6—Supplemental Schedule of Cash Flow Information

	Three months ended March 31,
	2002	2001
	(in thousands)
Interest paid	$45	$2,651
Income taxes paid	134	247
Debt financing costs	403	—
Preferred stock (redemptions)	(1,074)	(1,074)
Preferred stock (conversions)	(102)	—

Note 7—Debt

	March 31,	December 31,
	2002	2001
	(in thousands)
Notes Payable
Working capital facility	$297	$977
Notes payable to Sherborne & Company Incorporated—related party	—	1,000
Hillside notes payable	600	450
Note payable—other	157	157

Total	$1,054	$2,584

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Long-term Debt
Senior discount notes	$9,378	$9,955
Hillside notes payable	1,184	819
Senior notes	49,584	48,016

Total	$60,146	$58,790

Notes Payable to Sherborne & Company Incorporated—Related Party

In October 2001, Data Systems entered into a revolving credit agreement, providing for borrowings of up to $2.5 million, secured principally by Data System’s inventory. The Company guaranteed all borrowings. Availability under the agreement declined to $1.5 million in January 2002, to $750,000 in February 2002 and the loan was due and payable in full on March 31, 2002. The loan was repaid on schedule and the Company did not seek to renew the facility. Borrowings bore interest at 8% per annum on the outstanding balance. As a commitment fee Ampex issued to the lender 1 million shares of its Common Stock having a market value of approximately $160,000 which was taken as a charge to amortization of debt financing costs in 2001. The lender, Sherborne & Company Incorporated, is a related party of the Company and is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation.

Note Payable—Other

The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at March 31, 2002 of $0.2 million is expected to be paid or converted into shares of Common Stock in 2002.

Working Capital Facilities

Ampex has a revolving credit line with a domestic financial institution to finance working capital requirements that is scheduled to expire in May 2002. The Company’s domestic revolving credit agreement permits borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. At March 31, 2002, the Company had borrowings outstanding of $0.3 million and had letters of credit issued against the facility totaling $1.1 million. At March 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company. The Company is seeking to replace this line of credit with a $4 million line of credit but has not received any binding commitments to date.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated, (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company’s request, Hillside has made four pension contributions totaling $1.8 million through March 31, 2002. The Company has issued notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Note with the remainder due on the fourth anniversary of the Notes. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 8.75% at March 31, 2002). The Company agreed to grant Hillside a security interest in Data System’s inventory as collateral for advances which it has made, and may make in the future, pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in claims against the Company in the amount of the termination liability under the pension plan.

Senior Notes and Senior Discount Notes

In 1998, the Company issued $44.0 million of 12% Senior Notes, due March 15, 2003, together with Warrants to purchase 1.02 million shares of Common Stock which were valued at $765,000 using the Black-Scholes model. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million that have accreted in value at an annual rate of 20% to $10.0 million at December 31, 2001. In the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems’ Senior Notes due March 31, 2002.

The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO. and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow” of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, certain debt and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the three months ended March 31, 2002, Available Cash Flow totaled $1.0 million. In March 2002, $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Commitments and Contingencies

Legal Proceedings

The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Certain subsidiaries have been assessed income and value-added taxes together with penalties and interest. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The State of California assessed income tax in the amount of $0.5 million for the period 1983 – 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). On January 2, 2002, the Company was granted a deferral of its appeal until October 2002, in order for it to enter into settlement discussions with the Franchise Tax Board regarding the outstanding assessment that, with interest and penalty, totals approximately $2.7 million at December 31, 2002.

Environmental Matters

Ampex’s facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. Ampex has been named from time to time as a potentially responsible party by the United States Environmental Protection Agency with respect to contaminated sites that have been designated as “Superfund” sites, and are currently engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off Company facilities. Management has provided reserves, which have not been discounted, related to investigation and cleanup costs and believes that the final disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has not accrued any liability for costs that might be assessed against it by federal or state environmental agencies involving sites owned by the Company’s former subsidiary Media. Media is primarily responsible for the cleanup at its facilities and at off site locations. The Company believes that it has no material contingent liability in connection with the Media properties.

Note 9—Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the three months ended March 31, 2002, the Company issued 40,800 shares of Common Stock to satisfy the quarterly redemption requirements. There are no shares of Convertible Preferred Stock outstanding at March 31, 2002. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the three months ended March 31, 2002, the Company issued 429,600 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 14,488 shares of Redeemable Preferred Stock outstanding. The Company is obligated to redeem approximately $4.3 million face amount of Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through March 31, 2003. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

Note 10—Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2001	$(38,246)	$535	$(37,711)
Current period change	—	(9)	(9)

March 31, 2002	$(38,246)	$526	$(37,720)

Note 11—Income Taxes

As at December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of $217 million expiring in the years 2005 through 2021. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company’s ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 12—Segment Reporting

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Three Months Ended March 31, 2002
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$8,770	$1,215	$—	$9,985
Interest income	4	—	158	162
Interest expense	614	—	1509	2,123
Depreciation, amortization and accretion	679	—	1,652	2,331
Segment income (loss)	1,160	983	(3,541)	(1,308)
Segment assets	23,139	—	10,985	34,124
Expenditures for segment assets	—	—	—	—

	Three Months Ended March 31, 2001
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$9,825	$2,336	$—	$12,161
Interest income	26	—	121	147
Interest expense	537	—	1,201	1,738
Depreciation, amortization and accretion	654	1	218	873
Segment income (loss)	(1,835)	2,163	(3,449)	(3,121)
Segment assets	30,141	2	17,554	47,697
Expenditures for segment assets	44	—	—	44

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors, “ below. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (the “2001 Form 10-K”).

Licensing Revenue and Product Groups

Our principal product groups are Data Systems’ mass data storage and instrumentation recorder products. Data Systems mass data storage and instrumentation products group includes: (i) 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts; and (ii) data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and aftermarket parts. Other products consist principally of television aftermarket products that we continue to support but no longer manufacture. No other class of similar products accounted for more than 10% of net sales during the comparison periods discussed below.

The following table shows licensing revenue and sales of Data System’s products by product group for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended
	March 31,
	2002	2001
	(in millions)
Ampex Corporation
Licensing revenue	$1.2	$2.3
Ampex Data Systems Corporation
Mass data storage tape drives and library systems	5.3	5.9
Data acquisition and instrumentation recorders	2.7	2.4
Other	0.8	1.5
Total net product sales	$8.8	$9.8

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Product Sales.    Net sales decreased by 10.7% to $8.8 million in the three months ended March 31, 2002 compared to $9.8 million in the three months ended March 31, 2001. In 2002, the sales decline was primarily due to lower Data Systems’ DST product sales and analog aftermarket sales, offset in part by greater instrumentation products sales. The decline in DST product sales was primarily attributed to lower sales to our broadcast customers who have deferred capital spending. This decline was partially offset by sales to government customers who use our products for imaging and intelligence gathering. Government agencies and defense contractors have been the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has recently experienced an increase in activity as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2002, and future periods. Government agencies and defense contractors may well experience significant pressure to reduce spending in the future.

Our backlog of firm orders was $5.1 million at March 31, 2002 compared to $3.2 million at March 31, 2001. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

Royalties.    Royalty income was $1.2 million in the three months ended March 31, 2002 compared to $2.3 million in the three months ended March 31, 2001. Our royalty income is derived from licenses of our patents. We receive most of our royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Sales of analog VCRs are declining rapidly and certain license agreements have recently expired which have caused the decline in royalty income between 2002 and 2001. We are negotiating with former licensees terms by which we will extend the license of our intellectual property. There can be no assurance that licensees will renew their license agreements.

From time-to-time in prior years, we negotiated paid up license agreements with certain consumer product manufacturers. In recent years, a significant portion of our royalty income stream has been based on patents covering analog and digital VCRs. Sales of analog VCRs are declining rapidly and several patents covering them are scheduled to expire in 2003. In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. In addition, we may be required to pursue litigation if negotiations are not successful. Management expects that the increase in royalties from new digital products will not be sufficient to offset the expected decline in analog VCR royalties during the second quarter of 2002 resulting in a decline in royalty receipts from the prior year and first quarter levels. Management currently believes that digital royalties may increase in the second half of the year.

We are assessing whether manufacturers of digital cameras, computer video games and DVD recorders are using our patented technology and we have had preliminary discussions with certain manufacturers concerning the possible license of one or more of our patents for such use. There can be no assurance that the manufacturers of these products are utilizing our technology or, if used, whether we will be able to negotiate license agreements with the manufacturers.

Royalty income has historically fluctuated widely due to a number of factors that we cannot predict or control such as the extent of use of our patented technology by third parties, the materiality of any nonrecurring royalties received as the result of negotiated settlements for products sold by manufacturers prior to entering into licensing agreements with us, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities.

In the fourth quarter of 2001, we received royalties for past use of our technology from a manufacturer of 6 millimeter digital camcorders. We are receiving ongoing payments for current period shipments of such products. We have had preliminary licensing discussions with additional manufacturers of digital camcorders which we believe may use the same technology. There can be no assurance that we will be successful in negotiating additional licenses.

Gross Profit.    Gross profit as a percentage of net sales was 40.0% in the three months ended March 31, 2002 compared to 28.3% in the three months ended March 31, 2001. The increase in gross profit percentage in 2002 was due to a greater percentage of sales represented by Data Systems’ higher margin instrumentation product sales and service contract revenue, and an overall decline in fixed manufacturing costs. Data Systems has received a substantial government order that provides for future tape and service revenue in exchange for a reduced equipment purchase price. Shipments against this order are expected in the second and third quarter of 2002 and will result in depressed gross margins, which may be recovered in tape and service margins in future years.

Intellectual Property Costs.    Intellectual property costs relate to those expenditures incurred by our in-house patent department in procuring royalty income and expenditures associated with patent enforcement litigation. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us. See “Legal Proceedings,” below.

Selling and Administrative Expenses.    Selling and administrative expenses decreased to $2.6 million (26.4% of total revenue) in the three months ended March 31, 2002 from $4.4 million (36.6% of total revenue) in the three months ended March 31, 2001. Selling and administrative costs declined in 2002 compared to 2001 as a result of savings realized due to a reduction in headcount and relocation of certain administrative functions from Redwood City, CA to Colorado Springs, CO.

Research, Development and Engineering Expenses.    Research, development and engineering (“RD&E”) expenses represented 6.8% and 14.6% of total revenue in the three months ended March 31, 2002 and 2001, respectively. We do not capitalize any RD&E expenditures. The majority of RD&E expenses in each of these periods was incurred in completing the third generation DST product line and sustaining engineering on other products to enhance their price/performance levels. In recent years, we have decreased the amount spent in research, development and engineering programs due to declining sales levels. We may be required to make additional cuts in RD&E spending if Data System’s sales continue to decline. If this trend were to continue, our ability to develop new competitive products and renew our portfolio of licensable technology in future years would be adversely affected.

Operating Income (Loss).    We reported operating income of $1.2 million in the three months ended March 31, 2002. In the three months ended March 31, 2001, we reported an operating loss of $1.3 million. The operating income in 2002 was primarily due to higher gross profit on product sales and the decline in operating expenses due to headcount reductions in selling and administrative expenses and research, development and engineering expenses.

Interest Expense.    Interest expense increased between the comparison periods reflecting increases in the outstanding amount of 12% Senior Notes and additional borrowings used to fund our required pension plan contributions. We are seeking to refinance up to $6 million of the Senior Discount Notes from a conventional mortgage or sale and leaseback of our Colorado Springs, CO facility in order to lower our interest costs, but no commitments or agreements from any lender have been received to date.

Amortization of Debt Financing Costs.    Financing costs associated with the February 2002 refinancing of the 12% Senior Notes totaled $0.4 million and were expensed in the period. The remaining unamortized amount of financing costs associated with the original issuance of the January 1998 12%

Senior Notes are being charged to expense through the new maturity date in 2008.

Interest Income.    Interest income is earned on cash balances and short-term investments.

Other (Income) Expense, Net.    Other (income) expense, net consists primarily of foreign currency transaction gains and losses resulting from our foreign operations.

Provision for Income Taxes.    The provisions for income taxes in the three months ended March 31, 2002 and 2001 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2001, we had net operating loss carry forwards for income tax purposes of $217 million, expiring in the years 2005 through 2021. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. In addition, our royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

Loss from Discontinued Operations.    In July 2001, the Board of Directors authorized management to close iNEXTV’s operations in New York City and to cease future funding of our other Internet-based affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany. We established a reserve of $10.3 million at the end of the quarter ended June 30, 2001 to write down our investment to net realizable value and to provide for the costs of closure. An impairment charge representing the write down of our investment in Internet video businesses to estimated net realizable value, included an additional investment in TV1 during the first quarter of 2001 of $1.7 million. The net liabilities of iNEXTV reflected on our balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. The provision for closure costs includes future payments to be made over a seven-year period for facility rental commitments and related costs of $5.0 million, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclassification of certain liabilities at the time of closure totaling $1.1 million. During 2001 and the three months ended March 31, 2002, we paid and recorded charges of $2.0 million and $0.4 million, respectively against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $4.4 million at March 31, 2002.

A summary of the operating results of iNEXTV are as follows:

	For the Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenues	—	130
Costs and operating expenses excluding amortization	—	(3,044)
Goodwill amortization and writedown of assets	—	(127)
Operating loss	—	(3,041)
Equity in loss of unconsolidated subsidiary	—	(497)
Interest income	—	3
Loss from discontinued operations	—	(3,535)

Net Loss.    We reported a net loss of $1.3 million in the three months ended March 31, 2002 compared to $6.7 million in the three months ended March 31, 2001, primarily as a result of the factors discussed above under “Loss from Discontinued Operations and Gross Profit.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock.    We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares are valued at $2.50 per share which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 of $1.1 million and $0.8 million, respectively, representing the difference between the market value and $2.50 per share for the number of shares issued.

Liquidity and Capital Resources.

General.    As a result of continuing losses, our liquidity has declined materially in recent years. In response, we have restructured our long-term senior debt, discontinued unprofitable Internet video operations and borrowed funds from a former affiliate in order to make required contributions to our employee retirement pension plans. We have also significantly restructured and down-sized the operations of Data Systems. Management believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for 2002.

Recent Senior Debt Restructurings.    In the first quarter of 2002, we completed certain previously announced restructurings of our principal senior debt obligations. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on Ampex’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO. and are guaranteed by us. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow”, which includes all future royalty proceeds received by Ampex, net of withholding taxes, certain debt and pension payments and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. We are required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by us, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the three months ended March 31, 2002, Available Cash Flow totaled $1.0 million. In March 2002, $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

Management believes that these restructurings have improved our financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003 and by limiting the amount of cash payments required to be made on the restructured Notes prior to maturity to the actual amount of Available Cash Flow received by us. However, application of Available Cash Flow to debt service will substantially restrict the amount of cash flow available for investment in our operations and facilities or other corporate purposes.

The indentures under which the 12% Senior Notes and the Senior Discount Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by Ampex and restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by us on its future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

Cash Flow.    Data Systems generated cash in its operating activities totaling $2.5 million in the three months ended March 31, 2002 and used cash of $2.1 million in the three months ended March 31, 2001. Discontinued operations used cash totaling $0.4 million in the three months ended March 31, 2002 and $4.4 million in the three months ended March 31, 2001.

Pursuant to an agreement between us, Hillside Capital Incorporated, (“Hillside”) and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made four pension contributions totaling $1.8 million through March 31, 2002, and has been issued notes by us in the amount of the pension contributions. Under the terms of the notes, accrued interest is payable quarterly, a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. The Notes are secured by a lien on Data Systems’ inventories. We currently anticipate that additional pension payments totaling $2.2 million may be funded by Hillside in fiscal 2002 based on the most recent actuarial valuation.

In October 2001, Data Systems entered into a revolving credit agreement with an affiliate providing for borrowings of up to $2.5 million, secured principally by the borrower’s inventories. We had guaranteed all borrowings. The facility was repaid in full on March 31, 2002 and it will not be renewed or replaced. Management’s current projections indicate that Data Systems should generate sufficient liquidity to meet its obligations in 2002.

We have available, through a subsidiary, a working capital facility that allows us to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable, through May 2002. At March 31, 2002, we had borrowings outstanding of $0.3 million and had letters of credit issued against the facility totaling $1.1 million. At December 31, 2001, we had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. The facility is scheduled to expire in May 2002. We are seeking to obtain a new $4.0 million accounts receivable line of credit that we believe will be adequate to deal with our currently foreseen seasonal cash flows. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement alternative cash conservation strategies.

In March 2002, the staff of the American Stock Exchange (“Amex”) notified the Company that it must submit a plan to attain compliance with the continued listing standards of the Amex by June 30, 2003. Since our initial listing with the Amex in 1994, we have operated under an exception to certain financial measurement listing standards, primarily the requirement that minimum net worth be maintained. We submitted a plan to attain compliance. However, there can be no assurance that the Staff will accept it. Accordingly, the Company may be delisted from the Amex at any time. If our Common Stock is delisted by the Amex, our securities may be eligible for quotation and trading on the Electronic Bulletin Board of the NASDAQ.

Recent Pronouncements

In August 2001, the FASB issued Statement No. 143 (“FAS 143”), Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. We are currently reviewing the requirements of this new standard and have not yet determined its impact on our financial position or results of operations.

In October 2001, the FASB issued Statement No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes Statement No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting Results of Operations/Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity’s ongoing operations.

We have adopted FAS 144 effective January 1, 2002. There was no impact on our financial position or results of operations. For the iNEXTV discontinued operations we adopted the grandfathering provision under FAS 144.

In February 2002, the Emerging Issues Task Force (“EITF”) issued Statement D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” This standard requires entities to record out-of-pocket expenses recharged to their customers as revenue. The standard is effective for 2002, with reclassification of prior periods. We have adopted Statement D-103 effective January 1, 2002. The impact on our results of operations is immaterial.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. We adopted FAS 142 effective January 1, 2002. There was no impact on our financial statements since there is no goodwill recognized by us.

Risk Factors

We Have Experienced Significant Losses and Our Losses May Continue

We have incurred significant net losses in prior periods. These losses were primarily attributable to our former Internet video programming activities, which we discontinued in 2001, and to our former disk storage business, which we discontinued in 2000. Ampex no longer operates either of these businesses and we have provided reserves for all known costs of closure.

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and of our corporate patent licensing division. In 2002, total revenues exceeded operating costs of these businesses but we lost money after interest expense was deducted. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay out is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our outstanding indebtedness.

We have restructured the operations of Data Systems in order to position it to operate profitably at lower sales levels, and Data Systems reported a profit from operations and a net profit in the first quarter of 2002. There is no assurance it will remain profitable in future periods. In addition, unless we are successful in negotiating new licenses of our patents for use in products such as digital camcorders, digital cameras, DVDs and other consumer products not previously licensed by us, our licensing income may decline further in future periods. Licensing negotiations can take up to several years to conclude, and to date we have held only preliminary discussions with prospective licensees of products other than digital camcorders.

Accordingly, there is a material risk that we will continue to incur operating and net losses in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and the other Risk Factors included in this section.

Risks of Declining Liquidity

We have experienced a substantial reduction in our financial liquidity, and our cash and marketable securities have declined from $15.4 million at December 31, 2000 to $9.1 million at March 31, 2002.

To deal with our declining liquidity, in 2001 we restructured and extended the maturity dates of our long-term senior debt, discontinued certain unprofitable Internet video operations, and borrowed funds from a former affiliate to make required contributions to our employee retirement plan which is substantially underfunded. We also significantly restructured and down-sized the operations of Data Systems. Our management currently believes that these actions, coupled with anticipated royalty income under licensing agreements, should be sufficient to satisfy our projected cash obligations through 2002, but there can be no assurance in this regard.

We currently believe that Data Systems should operate at a cash flow breakeven at current sales levels and that it should have adequate liquidity to satisfy its obligations through 2002. However, sales levels at Data Systems have declined in recent years and there can be no assurance that this trend will not continue. The television production and broadcast market, which historically has been one of Data Systems’ principal markets, has been adversely affected by depressed advertising spending.

Our subsidiary, Ampex Finance Corporation (“AFC”), has an accounts receivable line of credit which is used to borrow money against accounts receivable it purchases from Data Systems. At March 31, 2002, AFC had borrowed $0.3 million under this facility and $1.1 million of standby letters of credit were issued based on accounts receivable collateral. The line of credit is scheduled to expire in May 2002, and we are seeking to obtain a replacement accounts receivable line of credit to deal with the seasonal changes in cash flow. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement additional cash conservation strategies, possibly including additional personnel or inventory reductions or deferral of capital spending.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of March 31, 2002 we had outstanding approximately $61.1 million of total borrowings, which includes approximately $49.6 million under our 12% Senior Notes due 2008, $9.4 million under our Senior Discount Notes due 2005, $1.8 million of Hillside Notes and $0.3 million of subsidiary indebtedness. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. The degree to which we are leveraged could have important consequences to investors, including the following:

•
Available Cash Flow is comprised of a substantial portion of our cash flow from operations and must be dedicated to the payment of the principal of and interest on our outstanding indebtedness, and therefore will not be available for other purposes;

•
recent restructurings of our senior debt and borrowings to fund our pension plan contributions have increased our interest expense and, although we plan to refinance a portion of this debt and to enter into a mortgage or sale and leaseback of our Colorado facility in order to lower these costs, we may not be successful in these efforts;

•
our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired, or such financing may not be available on terms favorable to us;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our leverage may make us more vulnerable to a downturn in our business or the economy in general; and

•
the financial covenants and other restrictions contained in our indentures and other agreements relating to our indebtedness will restrict our ability to borrow additional funds, to dispose of assets or to pay dividends on or repurchase preferred or common stock.

We expect that our cash balances and cash flow from operations will be sufficient to fund anticipated operating expenses, capital expenditures and our debt service requirements as they become due, at least through the end of fiscal 2002. However, we cannot assure you that the amounts available from these sources will be sufficient for such purposes in future periods. Also, we cannot assure you that additional sources of funding will be available if we need them or, if available, will be on satisfactory terms. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

Risks Associated with a Decline in U.S. Government Spending

Data Systems’ business depends upon continued U.S. government expenditures on intelligence and defense programs. The loss or significant decline in spending on various imaging and intelligence gathering programs where we are subcontractors to prime government contractors could materially adversely affect our business. U.S. intelligence and defense budgets have experienced declines from time to time in recent years, resulting in program delays, program cancellations and deferral of funding for approved programs. Recently, several intelligence programs have received government funding which has led to increased sales by Data Systems. We do not believe that sales of new systems will continue at these levels beyond 2002. However, a substantial part of our business is represented by the sale of spare parts, service and tape which are less dependent upon the sale of new systems.

Our Royalty Income is Subject to Material Fluctuations

Our results of operations in certain prior periods have benefited from significant royalty income. We have received a substantial portion of that royalty income from negotiated settlements with manufacturers who had sold products incorporating our patents before entering into license agreements with us. Although we have a substantial number of outstanding and pending patents, and our patents have generated substantial royalties in the past, we cannot predict the amount of royalty income that we will receive in the future. Our expenditures for research and development have been declining in recent years which may have a long-term adverse effect on our ability to maintain a significant portfolio of patented technologies.

Royalty income has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent to which third parties use our patented technology, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities.

The costs of patent litigation can be material. If we begin patent enforcement litigation against third parties, we may be subject to an increased risk of counterclaims alleging infringement by us of patents held by others or seeking to invalidate patents held by us. Moreover, we cannot assure you that we will be able to develop patentable technology that will generate significant patent royalties in future years to replace patents as they expire. Our royalty income fluctuates significantly from quarter to quarter and from year to year, and we cannot give any assurance as to the level of royalty income that will be realized in future periods.

Risks Associated with Acquisition Strategy

We are not currently seeking to make any acquisitions of new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which Ampex has not historically been involved. We may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with Ampex and/or each other’s operations. We may also encounter problems in entering markets and businesses in which we have limited or no experience. Acquisitions can also divert management’s attention from other business concerns. We have made and may make additional investments in companies in which we own less than a 100% interest. Such investments involve additional risks, including the risk that we may not be in a position to control the management or policies of such entities, and the risk of potential conflicts with other investors.

Accordingly, there can be no assurance that any acquisitions or investments that we have made, or may make in the future, will result in any return, or as to the timing of any return. All of our acquisitions of Internet companies have been written off during 2000 and 2001. In addition, we elected to discontinue the operations of MicroNet, which we acquired in 1998. It is possible that we could lose all or a substantial portion of any future investments.

Our Operating Results are Subject to Quarterly Fluctuations

Our sales and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	customer ordering patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements;

•	order cancellations;

•	receipt of royalty income;

•	the amount and timing of capital expenditures and other costs relating to our operations; and

•	general economic and industry conditions.

Results of a given quarter or year may not necessarily be indicative of results to be expected for future periods. In addition, fluctuations in operating results may negatively affect our debt service coverage, or our ability to issue debt or equity securities should we wish to do so, in any given fiscal period. Material fluctuations in our operating results in future periods could have a material adverse effect on the price of the Class A Common Stock.

Seasonal Customer Ordering Patterns May Affect Our Business

Sales of most of our products have historically declined during the first and third quarters of our fiscal year, due to the seasonal procurement practices of our customers. A substantial portion of our backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter.

We May be Unable to Respond to Rapid Technological Change and the Need to Develop New Products

All the industries and markets, from which we derive or expect to derive revenues, directly or through our licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that we spend substantial amounts for the research, development and engineering of new products and advances to existing products. We cannot assure you that our existing products, technologies and services will not become obsolete or that any new products, technologies or services will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material adverse effect on our sales and results of operations in the future. The development and introduction of new technologies, products and services are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard. In addition, further reductions in our research and development programs could adversely affect our ability to remain competitive.

We Encounter Significant Competition in All of Our Businesses

Data Systems encounters significant competition in all the markets for its products and services. Many of its competitors have greater resources and access to capital than the Company. In the mass data storage market, Data Systems competes with a number of well-established competitors such as IBM, Storage Technology Corporation, Exabyte Corporation and Quantum Corporation, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. In addition, price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Data Systems’ DST products.

In the instrumentation market, Data Systems competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony Corporation, Loral Data Systems, Datatape Incorporated and Metrum Incorporated. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined.

We Are Dependent On Certain Suppliers

Ampex purchases certain components from a single domestic or foreign manufacturer. Significant delays in deliveries or defects in such components could adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we may depend may be limited. We do not generally enter into long-term raw materials or components supply contracts.

A significant portion of Data Systems’ trade accounts payable had become past due during 2001. Data Systems has entered into agreement with most of its trade creditors that provided for the systematic repayment of accounts payable over several months and continued access to critical manufacturing components in future periods. Certain suppliers have required prepayment or payment at the time of delivery of materials or services. We believe that Data Systems is currently able to obtain shipments from its critical suppliers.

We Are Subject to Certain Risks Related to Our International Operations

Although we significantly curtailed Data Systems’ international operations in prior years, sales to foreign customers (including U.S. export sales) continue to be significant to our results of operations. International operations are subject to a number of special risks, including limitations on repatriation of earnings, restrictive actions by local governments, and fluctuations in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulation and restrictions imposed by U.S. government agencies. Fluctuations in the value of foreign currencies can affect our results of operations.

We do not normally seek to mitigate our exposure to exchange rate fluctuations by hedging our foreign currency positions.

Our Stock Price May Be Subject to Continued Volatility and Our Stock May Be Delisted from the American Stock Exchange

The trading price of our Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	quarterly fluctuations in operating results;

•	fluctuations in patent royalty revenues and developments in our patent licensing program;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements by us of acquisitions of, or investments in, new businesses or other events;

•	reports and predictions concerning the Company by analysts and other members of the media;

•	issuances of substantial amounts of Common Stock in order to redeem outstanding shares of our Preferred Stock or for other purposes; and

•	general economic or market conditions.

The stock market in general, and technology companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. These broad market and industry fluctuations may adversely affect the price of the Class A Common Stock, regardless of Ampex’s operating performance.

The American Stock Exchange has notified us that it may not continue to list our Class A Common Stock unless we meet certain financial and other criteria required by the Exchange. If our shares are delisted, the market for our Common Stock may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We Are Dependent on Certain Key Personnel

We are highly dependent on our management. Our success depends upon the availability and performance of our executive officers and directors. We have not entered into employment agreements with any of our key employees, and the loss of their services could have a material adverse effect on us. We do not maintain key man life insurance on any of these individuals.

Our Charter Documents and Certain of Our Governing Instruments May Prevent a Takeover

Our Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. It also provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The terms of our Preferred Stock requires that we make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of our voting securities; we merge, consolidate or transfer all or substantially all of our assets; or

the dissolution of Ampex. The Certificate of Incorporation authorizes our Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders.

The indenture governing our outstanding Senior Notes requires us to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control. Under the indenture, a change of control includes the following events: a person or group of people acting together acquires 50% or more of our outstanding voting stock; or the transfer of substantially all of our assets to any such person or group, other than to certain of our subsidiaries and affiliates.

The Note Purchase Agreement governing our outstanding Senior Discount Notes requires us to repay such notes in full upon the occurrence of a change of control. Under the agreement, a change of control includes, among other things: any person or group becomes the beneficial owner of more than 50% of our outstanding voting stock, or any merger or consolidation of Ampex with or into any other entity. The agreement also requires us to repay the notes if we sell Data Systems or sell its Colorado Springs, CO. manufacturing facility.

These provisions could have anti-takeover effects by making an acquisition of Ampex by a third party more difficult or expensive in certain circumstances.

We do Not Expect to Pay Dividends on our Common Stock

We have not declared dividends on our Common Stock since our incorporation in 1992 and we have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of certain agreements and of our outstanding Preferred Stock as to the declaration of dividends.

We are Dependent on Licensed Patents and Proprietary Technology

Our success depends, in part, upon our ability to establish and maintain the proprietary nature of our technology through the patent process. There can be no assurance that one or more of our patents will not be successfully challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that restrict our ability to make, use and sell our products either in the United States or in foreign markets. If any of our patents are successfully challenged, invalidated or circumvented or our right or ability to manufacture our products becomes restricted, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

Litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by or otherwise involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings.

We Are Subject to Environmental Regulation and our Business Could be Negatively Affected by the Costs of Compliance

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named from time to time as a potentially responsible party by the United States Environmental

Protection Agency with respect to contaminated sites that have been designated as “Superfund” sites, and are currently engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off Company facilities. There can be no assurance we will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

ITEM 3.     Quantitative And Qualitative Disclosures About Market Risk

There has been no material change to the disclosure made in the 2001 Form 10-K

PART II
OTHER INFORMATION

ITEM 1.     Legal Proceedings

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

The State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). On January 2, 2002, we were granted a deferral of our appeal until October 2002, in order for us to enter into settlement discussions with the Franchise Tax Board regarding the outstanding assessment that, with interest and penalty, totaled approximately $2.7 million at December 31, 2001.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in our facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2002 or 2003 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. We are engaged in six environmental investigation, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to these sites. During 2001, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expect to spend a similar amount in fiscal 2002 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 2002, we had an accrued liability of $1.2 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes no contingent liability in connection with these pending matters, either individually or in the aggregate, will be material to our financial condition or results of operations or material to investors.

While we believe that we are generally in compliance with all applicable environmental laws and regulations or have plans to bring operations into compliance, it is possible that we will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because we conduct business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on our business, operating results or cash flow. There can be no assurance that we will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

We believe that our current facilities, including machinery and equipment, are generally in good condition, well-maintained and suitable for their intended uses, and that our facilities have, and will continue to have, adequate capacity to accommodate our present needs and business growth for our present products in the foreseeable future.

ITEM 2.     Changes In Securities And Use Of Proceeds

For the three months ended March 31, 2002, holders of 537 shares of Redeemable Preferred Stock and holders of 51 shares of Convertible Preferred Stock exchanged their holdings into 429,600 and 40,800 shares of Common Stock, respectively. No cash or other consideration was paid by us, directly or indirectly, in connection with such conversion or exchange. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

On or about February 28, 2002, we issued 12% Senior Secured Notes due 2008 in the aggregate principal amount of $49,217,300 in exchange for 12% Senior Notes due 2003 in the aggregate principal amount of $44,000,000. The new Notes were exchanged exclusively with our existing Noteholders, and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange. Accordingly, the transaction was exempt from registration under the Securities Act of 1933 by reason of Section 3(a)(9) of the Act.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.     Other Information

Not applicable.

ITEM 6(a).     Exhibits

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6(a).

ITEM 6(b).     Reports On Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: May 15, 2002	By:	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Office

Date: May 15, 2002	By:	/s/ CRAIG L. MCKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED
March 31, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Description
4.3	Security Agreement, dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated.