Form 10-Q
period 2002-06-30
AMPEX CORP /DE/
filed 2002-08-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

Commission File No. 0-20292

AMPEX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	13-3667696 (I.R.S. Employer Identification Number)

1228 Douglas Avenue
Redwood City, California 94063-3199
(Address of principal executive offices, including zip code)

(650) 367-2011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of June 30, 2002, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 62,552,996. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q
Quarter Ended June 30, 2002

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,959	$8,015
Accounts receivable (net of allowances of $127 in 2002 and $153 in 2001)	4,515	6,002
Inventories	11,543	13,258
Other current assets	1,500	4,426

Total current assets	26,517	31,701
Property, plant and equipment	6,134	6,599
Other assets	812	873

Total assets	$33,463	$39,173

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$757	$2,584
Accounts payable	2,348	3,665
Net liabilities of discontinued operations	1,084	1,383
Accrued restructuring costs	1,348	2,038
Other accrued liabilities	11,816	17,333

Total current liabilities	17,353	27,003
Long-term debt	61,964	58,790
Other liabilities	44,958	41,740
Deferred income taxes	1,213	1,213
Net liabilities of discontinued operations	3,313	3,874

Total liabilities	128,801	132,620

Commitments and contingencies (Note 8)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2002 and in 2001; Issued and outstanding—none in 2002 and in 2001	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2002 and in 2001; Issued and outstanding—13,951 shares in 2002; 15,025 in 2001	27,902	30,050
Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2002 and in 2001; Issued and outstanding—none in 2002; 51 shares in 2001	—	102
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2002 and in 2001; Issued and outstanding—none in 2002 and in 2001	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2002 and in 2001; Issued and outstanding—62,552,996 shares in 2002; 61,652,996 in 2001	626	616
Class C:
Authorized: 50,000,000 shares in 2002 and in 2001; Issued and outstanding—none in 2002 and in 2001	—	—
Other additional capital	430,401	428,161
Notes receivable from stockholders	(4,642)	(4,642)
Accumulated deficit	(512,002)	(510,023)
Accumulated other comprehensive income	(37,623)	(37,711)

Total stockholders' deficit	(123,240)	(123,599)

Total liabilities, redeemable preferred stock and stockholders' deficit	$33,463	$39,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATION STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Royalty income	$1,310	$2,181	$2,525	$4,517
Product revenue	8,004	8,129	16,775	17,954

Total revenue	9,314	10,310	19,300	22,471

Intellectual property costs	189	213	421	386
Cost of product sales	4,575	5,543	9,795	12,583
Research, development and engineering	639	1,700	1,320	3,474
Selling and administrative	2,329	3,299	4,961	7,745
Restructuring charges	—	808	—	808

Total costs and operating expenses	7,732	11,563	16,497	24,996

Operating income (loss)	1,582	(1,253)	2,803	(2,525)
Interest expense	2,036	1,794	4,159	3,532
Amortization of debt financing costs	14	87	431	175
Interest income	(116)	(91)	(278)	(238)
Other (income) expense, net	195	(46)	192	(123)

Loss from continuing operations before income taxes	(547)	(2,997)	(1,701)	(5,871)
Provision for income taxes	124	219	278	466

Loss from continuing operations	(671)	(3,216)	(1,979)	(6,337)
Loss on disposal of discontinued operations (net of taxes of none in 2001)	—	(10,338)	—	(10,338)
Loss from discontinued operations (net of taxes of none in 2001)	—	(3,759)	—	(7,294)

Net loss	(671)	(17,313)	(1,979)	(23,969)
Benefit from extinguishment of mandatorily redeemable preferred stock	1,019	1,505	2,123	2,337

Net income (loss) applicable to common stockholders	348	(15,808)	(144)	(21,632)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	97	1	88	(134)

Comprehensive income (loss)	$445	$(15,807)	$232	$(21,766)

Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.01)	$(0.05)	(0.03)	$(0.11)
Loss per share from discontinued operations	$0.00	$(0.06)	0.00	$(0.13)
Income (loss) per share applicable to common stockholders	$0.01	$(0.27)	0.00	$(0.37)

Weighted average number of common shares outstanding	62,128,117	58,512,864	61,893,141	58,296,491

The accompanying notes are in integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30, 2002	June 30, 2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,979)	$(23,969)
Loss from discontinued operations	—	17,632
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	604	889
Accretion of interest expense	3,984	824
Net loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	1,566	3,879
Inventories	1,715	(1,223)
Deferred pension asset	—	316
Other assets	2,926	1,282
Accounts payable	(1,334)	493
Other accrued liabilities and income taxes payable	(5,766)	1,736
Accrued restructuring costs	(690)	(848)
Other liabilities	3,218	(817)

Net cash provided by continuing operations	4,247	194
Net cash used in discontinued operations	(859)	(6,175)

Net cash provided by (used in) operating activities	3,388	(5,981)

Cash flows from investing activities:
Proceeds received on the maturity of short-term investments	—	5,001
Deferred gain on sale of assets	(25)	(89)
Additions to property, plant and equipment	—	(112)

Net cash provided by (used in) continuing operations	(25)	4,800
Net cash used in discontinued operations	—	(1,058)

Net cash provided by (used in) investing activities	(25)	3,742

Cash flows from financing activities:
Borrowings under working capital facilities	11,462	18,116
Repayments under working capital facilities	(13,934)	(19,831)
Proceeds from issuance of common stock	—	9

Net cash used in continuing operations	(2,472)	(1,706)

Net cash used in financing activities	(2,472)	(1,706)

Effects of exchange rates on continuing operations	53	(75)

Net increase (decrease) in cash and cash equivalents	944	(4,020)
Cash and cash equivalents, beginning of period	8,015	10,384

Cash and cash equivalents, end of period	$8,959	$6,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMEX CORPORATION

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Recent Pronouncements

In May 2002, the FASB issued SFAS No.145, “Rescission of SFAS Nos.4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 4—Discontinued Operation

In July 2001, the Board of Directors of the Company authorized management to close iNEXTV’s operations in New York City and to cease future funding its other Internet-based affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany. The Company established a reserve of $10.3 million at the end of the quarter ended June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. The net liabilities of iNEXTV reflected on its balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. The provision for closure costs includes future payments to be made over a seven-year period for facility rental commitments and related costs of $5.0 million, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclassification of certain liabilities at the time of closure of $1.1 million. During 2001 and the six months ended June 30, 2002, the Company paid and recorded charges of $2.0 million and $0.9 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $3.9 million at June 30, 2002.

A summary of the operating results of iNEXTV are as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in thousands)
Revenues	—	58	—	188
Costs and operating expenses excluding amortization	—	(3,233)	—	(6,277)
Goodwill amortization and writedown of assets	—	(84)	—	(211)
Operating loss	—	(3,259)	—	(6,300)
Equity in loss of unconsolidated subsidiary	—	(502)	—	(999)
Interest income	—	2	—	5
Loss from discontinued operations	—	(3,759)	—	(7,294)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Discontinued Operation (cont’d.)

A summary of the loss on disposal of iNEXTV is as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in thousands)
Reserve for closure	—	(5,736)	—	(5,736)
Impairment charge	—	(4,602)	—	(4,602)
Loss on disposal of discontinued operations	—	(10,338)	—	(10,338)

Note 5—Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Numerator—Basic and Diluted
Loss from continuing operations	$(671)	$(3,216)	$(1,979)	$(6,337)

Net income (loss) applicable to common stockholders	$348	$(15,808)	$144	$(21,632)

Denominator—Basic
Weighted average common stock outstanding	62,128	58,513	61,893	58,296

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.05)	$(0.03)	$(0.11)

Basic and diluted income (loss) per share applicable to common stockholders	$0.01	$(0.27)	$0.00	$(0.37)

In the six months ended June 30, 2002, the Company issued 40,800 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock and 859,200 shares of Common Stock to redeem 1,074 shares of Redeemable Preferred Stock. In the six months ended June 30, 2001, the Company issued 286,400 shares of Common Stock to redeem 358 shares of Convertible Preferred Stock and 859,200 shares of Common Stock to redeem 1,074 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. Shares of Common Stock potentially issuable to satisfy the Company’s remaining redemption obligation on the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the six months ended June 30, 2002 and 2001, respectively, since they are anti-dilutive. If the Company was to satisfy its remaining redemption obligations by issuing Common Stock, based on the floor conversion price, an additional 11,160,800 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation at June 30, 2002.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Computation of Basic and Diluted Loss per Share (cont’d.)

Stock options to purchase 2,788,473 shares of Common Stock at prices ranging from $0.12 to $6.00 per share were outstanding at June 30, 2002, but were not included in the computation of diluted income (loss) per share because they are anti-dilutive.

Stock options to purchase 3,767,940 shares of Common Stock at prices ranging from $0.26 to $6.00 per share were outstanding at June 30, 2001, but were not included in the computation of diluted income (loss) per share because they are anti-dilutive.

In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 7. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding from the date of the issuance. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at June 30, 2002 and 2001, respectively, as they are anti-dilutive.

Note 6—Supplemental Schedule of Cash Flow Information

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Interest paid	$89	$2,658
Income taxes paid	265	465
Debt financing costs	403	—
Preferred stock (redemptions)	(1,074)	(1,074)
Preferred stock (conversions)	(102)	(716)

Note 7—Debt

Notes Payable

	June 30, 2002	December 31, 2001
	(in thousands)
Working capital facility	$—	$977
Notes payable to Sherborne & Company Incorporated—related party	—	1,000
Hillside notes payable	600	450
Note payable—other	157	157

Total	$757	$2,584

Long-term Debt

Senior discount notes	$9,681	$9,955
Hillside notes payable	1,184	819
Senior notes	51,099	48,016

Total	$61,964	$58,790

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Debt (cont’d.)

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

Note Payable—Other

The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at June 30, 2002 of $0.2 million is expected to be paid or converted into shares of Common Stock in 2002.

Working Capital Facilities

Ampex had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements. At June 30, 2002, the Company had no borrowings outstanding and had letters of credit issued against the facility totaling $1.1 million. The facility expired in May 2002 and the Company will be required to provide cash collateral in the amount of the outstanding letters of credit by September 2002. At December 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. The Company’s domestic revolving credit agreement permitted borrowings up to $7.0 million, based on eligible accounts receivable as defined in the agreement, less a standby letter of credit facility in the amount of $2.5 million. The Company pays a monthly commitment fee of 0.5% per annum based on the average daily unused amount. The borrowings are collateralized by certain current assets of the Company. The Company is seeking to replace this line of credit with a new line of credit but has not received any binding commitments to date.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated, (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company’s request, Hillside has made four pension contributions totaling $1.8 million through June 30, 2002. The Company has issued notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Note with the remainder due on the fourth anniversary of the Notes. In 2002, principal payments of $0.6 million will be due. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 9.13% at June 30, 2002). The Company agreed to grant Hillside a security interest in Data System’s inventory as collateral for advances which it has made, and may make in the future, pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in claims against the Company in the amount of the termination liability under the pension plan.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Debt (cont’d.)

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

The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO. and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow” of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, certain debt and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the six months ended June 30, 2002, Available Cash Flow totaled $0. For the six months ended June 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $1.0 million and $3.0 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $2.7 million, representing accrued interest for the period February 28, 2002 to August 15, 2002, will be issued on August 15, 2002. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983-1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). On January 2, 2002, the Company was granted a deferral of its appeal until October 2002, in order for it to enter into settlement discussions with the Franchise Tax Board regarding the outstanding assessment that, with interest and penalty, totals approximately $2.7 million at December 31, 2001. Adverse determination of this appeal could have a material adverse effect on the Company’s liquidity.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Commitments and Contingencies (cont’d.)

The Company has assessed the likelihood of the eventual outcome of this assessment and has provided a provision within the Balance Sheet caption “Other liabilities” which in the judgement of management reflects their best estimate of the eventual outcome.

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

Note 9—Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the six months ended June 30, 2002, the Company issued 40,800 shares of Common Stock to satisfy this quarterly redemption requirement. There are no shares of Convertible Preferred Stock outstanding at June 30, 2002. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the six months ended June 30, 2002, the Company issued 859,200 shares of its Common Stock to satisfy this quarterly redemption requirement, leaving 13,951 shares of Redeemable Preferred Stock outstanding. The Company is obligated to redeem approximately $4.3 million face amount of Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through June 30, 2003. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2001	$(38,246)	$535	$(37,711)
Current period change	—	88	88

June 30, 2002	$(38,246)	$623	$(37,623)

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

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Six Months Ended June 30, 2002
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$16,775	$2,525	$—	$19,300
Interest income	9	—	269	278
Interest expense	1,168	—	2,991	4,159
Depreciation, amortization and accretion	1,330	—	3,258	4,588
Segment income (loss)	2,127	2,104	(6,210)	(1,979)
Segment assets	23,672	—	9,791	33,463
Expenditures for segment assets	—	—	—	—

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Segment Reporting (cont’d.)

	Six Months Ended June 30, 2001
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$17,954	$4,517	$—	$22,471
Interest income	45	—	193	238
Interest expense	1,076	—	2,456	3,532
Depreciation, amortization and accretion	1,290	2	421	1,713
Segment income (loss)	(4,013)	4,131	(6,455)	(6,337)
Segment assets	27,556	—	14,770	42,326
Expenditures for segment assets	112	—	—	112

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

Licensing Revenue and Product Groups

Our principal product groups are Data Systems’ mass data storage and instrumentation recorder products. Data Systems’ mass data storage and instrumentation products group includes: (i) 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts; and (ii) data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and aftermarket parts. Other products consist principally of television aftermarket products that we continue to support but no longer manufacture. No other class of similar products accounted for more than 10% of net sales during the comparison periods discussed below.

We receive most of our royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.

The following table shows licensing revenue and sales of Data System’s products by product group for the three and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Ampex Corporation
Licensing revenue	$1.3	$2.2	$2.5	$4.5
Ampex Data Systems Corporation
Mass data storage tape drives and library systems	4.9	4.7	10.2	10.6
Data acquisition and instrumentation recorders	2.4	2.2	5.1	4.7
Other	0.7	1.2	1.5	2.7

Total net product sales	$8.0	$8.1	$16.8	$18.0

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Net Product Sales.    Net sales decreased by 1.5% to $8.0 million in the three months ended June 30, 2002 compared to $8.1 million in the three months ended June 30, 2001 and decreased by 6.6% to $16.8 million in the six months ended June 30, 2002 compared to $18.0 million in the six months ended June 30, 2001. In 2002, the sales decline was primarily due to lower Data Systems’ DST product sales and analog aftermarket sales, offset in part by greater instrumentation products sales. The decline in DST product sales was primarily attributed to lower sales to our broadcast customers who have deferred capital spending. This decline was partially offset by sales to government customers who use our products for imaging and intelligence gathering. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has recently experienced an increase in activity as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2002. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect to experience such pressure in the future.

Our backlog of firm orders was $5.1 million at June 30, 2002 compared to $3.9 million at June 30, 2001. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

Royalties.    Royalty income was $1.3 million and $2.2 million in the second quarter of 2002 and 2001, respectively, and $2.5 million and $4.5 million in the first half of 2002 and 2001, respectively. Our royalty income is derived from licenses of our patents. We receive most of our royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Certain license agreements have recently expired which have caused the decline in royalty income between 2002 and 2001. We are negotiating with former licensees terms by which we will extend the license of our intellectual property. There can be no assurance that licensees will renew or extend their license agreements.

In recent years, a significant portion of our royalty income stream has been based on patents covering analog and digital VCRs. Sales of analog VCRs are declining rapidly and several patents covering them are scheduled to expire in 2003. We are assessing whether manufacturers of digital cameras, computer video games and DVD recorders are using our patented technology and we have had technical and preliminary business discussions with certain manufacturers concerning the possible license of one or more of our patents for such use. There can be no assurance that the manufacturers of these products are utilizing our technology or, if used, whether we will be able to negotiate license agreements with the manufacturers.

In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our digital patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. In addition, we may be required to pursue litigation if negotiations are not successful. We continue to have discussions with potential licensees of our digital patents. If successful these discussions could result in incremental royalty income later in the year and/or 2003. However, it is not possible to predict whether new license agreements will in fact be concluded.

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

Gross Profit.    Gross profit as a percentage of net sales was 42.8% in the three months ended June 30, 2002 compared to 31.8% in the three months ended June 30, 2001 and 41.6% in the six months ended June 30, 2002 compared to 29.9% in the six months ended June 30, 2001. The increase in gross profit percentage in 2002 was due to a greater percentage of sales represented by Data Systems’ higher margin instrumentation product sales and growth in service contract revenue coupled with an overall decline in fixed manufacturing costs due to cost reduction programs carried out in earlier quarters. Data Systems has received a substantial government order that provides for future tape and service revenue in exchange for a reduced equipment purchase price. Shipment against this order began in the second quarter of 2002 and the balance of the shipments are expected in the third and fourth quarter of 2002. Sales resulting from this order will depress gross margins in the second half of 2002, which may be recovered in tape and service margins in future years.

In the second quarter of 2002, as in prior years, the Company revised its inventory standards to more closely reflect actual costs incurred by Data in the manufacturing process. The change in standards had the effect to increase cost of goods sold by $0.5 million in the three and six months ended June 30, 2002. Gross margins in the third and fourth quarters of 2002 may be affected if current production levels are not maintained.

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

Selling and Administrative Expenses.    Selling and administrative expenses decreased to $2.3 million (25.0% of total revenue) in the three months ended June 30, 2002 from $3.3 million (32.0% of total revenue) in the three months ended June 30, 2001 and decreased to $5.0 million (25.7% of total revenue) in the six months ended June 30, 2002 from $7.7 million (34.5% of total revenue) in the six months ended June 30, 2001. Selling and administrative costs declined in 2002 compared to 2001 as a result of savings realized due to a reduction in headcount and relocation of certain administrative functions from Redwood City, CA to Colorado Springs, CO.

Research, Development and Engineering Expenses.    Research, development and engineering (“RD&E”) expenses represented 6.9% and 16.5% of total revenue in the three months ended June 30, 2002 and 2001, respectively and 6.8% and 15.5% of total revenue in the six months ended June 30, 2002 and 2001, respectively. We substantially completed our third generation DST product line “quad density” in mid 2001 and reduced headcount to focus our RD&E efforts in sustaining engineering activities. In addition, in recent years, we have decreased the amount spent in research, development and engineering programs due to declining sales levels. We may be required to make additional cuts in RD&E spending if Data System’s sales continue to decline. If this trend were to continue, our ability to develop new competitive products and renew our portfolio of licensable technology in future years would be adversely affected.

Operating Income (Loss).    We reported operating income of $1.6 million and $2.8 million in the three and six months ended June 30, 2002, respectively. In the three and six months ended June 30, 2001, we reported an operating loss of $1.3 million and $2.5 million, respectively. The operating income in 2002 was primarily due to higher gross profit on product sales and lower selling and administrative expenses and research, development and engineering expenses due to headcount reductions.

Interest Expense.    Interest expense increased between the comparison periods reflecting increases in the outstanding amount of 12% Senior Notes and additional borrowings used to fund our required pension plan contributions. We are seeking to refinance a significant portion of the Senior Discount Notes from a conventional mortgage or sale and leaseback of our Colorado Springs, CO facility in order to lower our interest costs, but no commitments or agreements from any lender have been received to date.

Amortization of Debt Financing Costs.    Financing costs associated with the February 2002 refinancing of the 12% Senior Notes totaled $0.4 million and were expensed in the first quarter of 2002. The remaining unamortized amount of financing costs associated with the original issuance of the January 1998 12% Senior Notes are being charged to expense through the new maturity date in 2008.

Interest Income.    Interest income is earned on cash balances and short-term investments.

Other (Income) Expense, Net.    Other (income) expense, net consists primarily of foreign currency transaction gains and losses resulting from our foreign operations.

Provision for Income Taxes.    The provisions for income taxes in the three and six months ended June 30, 2002 and 2001 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2001, we had net operating loss carry forwards for income tax purposes of $217 million, expiring in the years 2005 through 2021. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. In addition, our royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

Loss from Discontinued Operations.    In July 2001, the Board of Directors authorized management to close iNEXTV’s operations in New York City and to cease future funding of our other Internet-based affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany. We established a reserve of $10.3 million at the end of the quarter ended June 30, 2001 to write down our investment to net realizable value and to provide for the costs of closure. The net liabilities of iNEXTV reflected on our balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. The provision for closure costs includes future payments to be made over a seven-year period for facility rental commitments and related costs of $5.0 million, employee and contractor severance costs of $0.6 million and other costs of $0.1 million. In addition to the reserve for closure, the net liabilities of discontinued operations for iNEXTV included the reclassification of certain liabilities at the time of closure totaling $1.1 million. During 2001 and the six months ended June 30, 2002, we paid and recorded charges of $2.0 million and $0.9 million, respectively against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $3.9 million at June 30, 2002.

A summary of the operating results of iNEXTV are as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in thousands)
Revenues	—	58	—	188
Costs and operating expenses excluding amortization	—	(3233)	—	(6,277)
Goodwill amortization and writedown of assets	—	(84)	—	(211)
Operating loss	—	(3,259)	—	(6,300)
Equity in loss of unconsolidated subsidiary	—	(502)	—	(999)
Interest income	—	2	—	5
Loss from discontinued operations	—	(3,759)	—	(7,294)

A summary of the loss on disposal of iNEXTV is as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in thousands)
Reserve for closure	—	(5,736)	—	(5,736)
Impairment charge	—	(4,602)	—	(4,602)
Loss on disposal of discontinued operations	—	(10,338)	—	(10,338)

Net Loss.    We reported a net loss of $0.7 million and $2.0 million, respectively, in the three and six months ended June 30, 2002 compared to $17.3 million and $24.0 million, respectively, in the three and six months ended June 30, 2001, primarily as a result of the factors discussed above under “Loss from Discontinued Operations.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock.    We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares are valued at $2.50 per share which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the Consolidated Statements of Operations for the three and six months ended June 30, 2002 of $1.0 million and $2.1 million, respectively, representing the difference between the market value and $2.50 per share for the number of shares issued. For the three and six months ended June 30, 2001, we recorded a benefit available to common stockholders of $1.5 million and $2.3 million, respectively.

Liquidity and Capital Resources

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

Recent Senior Debt Restructurings.    In the first quarter of 2002, we completed certain previously announced restructurings of our principal senior debt obligations. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on Ampex’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by us. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow”, which includes all future royalty proceeds received by Ampex, net of withholding taxes, less certain debt and pension payments and specified operating expenses and a working capital reserve of up to $2.5 million. We are required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by us, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the six months ended June 30, 2002, Available Cash Flow totaled $0. For the six months ended June 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $1.0 million and $3.0 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $2.7 million, representing accrued interest for the period February 28, 2002 to August 15, 2002, will be issued on August 15, 2002. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

The indentures under which the 12% Senior Notes and the Senior Discount Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by Ampex and restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

Cash Flow.    Data Systems generated cash in its operating activities totaling $3.8 million in the six months ended June 30, 2002 and used cash of $2.9 million in the six months ended June 30, 2001. Discontinued operations used cash totaling $0.9 million in the six months ended June 30, 2002 and $6.2 million in the six months ended June 30, 2001.

Pursuant to an agreement between us, Hillside Capital Incorporated (“Hillside”) and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made four pension contributions totaling $1.8 million through June 30, 2002, and has been issued notes by us in the amount of the pension contributions. Under the terms of the notes, accrued interest is payable quarterly, a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. In 2002, principal payments of $0.6 million will be due. The Notes are secured by a lien on Data Systems’ inventories. We currently anticipate that additional pension payments totaling $2.2 million may be funded by Hillside in fiscal 2002 based on the most recent actuarial valuation.

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

We had available, through a subsidiary, a working capital facility that allowed us to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable. At June 30, 2002, we had no borrowings outstanding and had letters of credit issued against the facility totaling $1.1 million. The facility expired in May 2002 and the Company will be required to provide cash collateral in the amount of the outstanding letters of credit by September 2002. At December 31, 2001, we had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. We are seeking to obtain a new accounts receivable based line of credit that we believe will be adequate to deal with our currently foreseen seasonal cash flows. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement alternative cash conservation strategies.

In June 2002, the staff of the American Stock Exchange (“Amex”) notified the Company that it had accepted the Company’s plan to bring itself into compliance with the Amex listing standards by June 30, 2003 and is continuing the listing of our Common Shares pursuant to this extension. By such date, we are required to have Common Shareholders’ Equity in excess of $4.0 million. At June 30, 2002, we reported a Common Shareholders’ Deficit of approximately $123 million. Our plan for attaining compliance with the Amex’s continued listing requirements is dependent on a number of factors that are beyond our control, including equity capital market conditions. Accordingly, there can be no assurance that we will attain compliance with the extension period or at any future date. Furthermore, the Amex has advised us that it may initiate delisting proceedings at any time, notwithstanding the extension it has provided us. If our Common Stock is delisted by the Amex, our securities may be eligible for quotation and trading on the Electronic Bulletin Board of the NASDAQ.

Recent Pronouncements

In May 2002, the FASB issued SFAS No.145, “Rescission of SFAS Nos.4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

We have restructured the operations of Data Systems in order to position it to operate profitably at lower sales levels, and Data Systems reported a profit from operations and a net profit in the first half of 2002. There is no assurance it will remain profitable in future periods. In addition, unless we are successful in negotiating new licenses of our patents for use in products such as digital camcorders, digital cameras, DVDs and other consumer products not previously licensed by us, our licensing income may decline further in future periods. Licensing negotiations can take up to several years to conclude, and to date we have held only technical and preliminary business discussions with prospective licensees of products other than digital camcorders.

Accordingly, there is a material risk that we will continue to incur operating and net losses in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and the other Risk Factors included in this section.

Risks of Declining Liquidity

We have experienced a substantial reduction in our financial liquidity, and our cash and marketable securities have declined from $15.4 million at December 31, 2000 to $9.0 million at June 30, 2002.

To deal with our declining liquidity, we restructured and extended the maturity dates of our long-term senior debt, discontinued certain unprofitable Internet video operations, and borrowed funds from a former affiliate to make required contributions to our employee retirement plan which is substantially underfunded. We also significantly restructured and down-sized the operations of Data Systems. Our management currently believes that these actions, coupled with anticipated royalty income under licensing agreements, should be sufficient to satisfy our projected cash obligations through 2002, but there can be no assurance in this regard.

We currently believe that Data Systems should generate positive cash flow at current sales levels and that it should have adequate liquidity to satisfy its obligations through 2002. However, sales levels at Data Systems have declined in recent years and there can be no assurance that this trend will not continue. The television production and broadcast market, which historically has been one of Data Systems’ principal markets, has been adversely affected by depressed advertising spending.

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). On January 2, 2002, we were granted a deferral of our appeal until October 2002, in order for us to enter into settlement discussions with the Franchise Tax Board regarding the outstanding assessment that, with interest and penalty, totaled approximately $2.7 million at December 31, 2001. Adverse determination of this appeal could have a material adverse effect on our liquidity.

Our subsidiary, Ampex Finance Corporation (“AFC”), had a working capital facility that allowed us to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable. At June 30, 2002, we had no borrowings outstanding and had letters of credit issued against the facility totaling $1.1 million. The facility expired in May 2002 and the Company will be required to provide cash collateral in the amount of the outstanding letters of credit by September 2002. At December 31, 2001, we had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. We are seeking to obtain a new accounts receivable based line of credit that we believe will be adequate to deal with our currently foreseen seasonal cash flows. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement alternative cash conservation strategies.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of June 30, 2002 we had outstanding approximately $62.6 million of total borrowings, which includes approximately $51.1 million under our 12% Senior Notes due 2008, $9.7 million under our Senior Discount Notes due 2005 and $1.8 million of Hillside Notes. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. The degree to which we are leveraged could have important consequences to investors, including the following:

•
Available Cash Flow is comprised of a substantial portion of our cash flow from operations and must be dedicated to the payment of the principal of and interest on our outstanding indebtedness, and therefore will not be available for other purposes;

•
recent restructurings of our senior debt and borrowings to fund our pension plan contributions have increased our interest expense and, although we plan to refinance a portion of this debt by entering into a mortgage or sale and leaseback of our Colorado facility in order to lower these costs, we may not be successful in these efforts;

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

Risks Associated with a Decline in U.S. Government Spending

Data Systems’ business depends materially on continued U.S. government expenditures on intelligence and defense programs. The loss or significant decline in spending on various imaging and intelligence gathering programs where we are subcontractors to prime government contractors could materially adversely affect our business. U.S. intelligence and defense budgets have experienced declines from time to time in recent years, resulting in program delays, program cancellations and deferral of funding for approved programs. Recently, several intelligence programs have received government funding which has led to increased sales by Data Systems. We do not believe that sales of new systems will continue at these levels beyond 2002. However, a substantial part of our business is represented by the sale of spare parts, service and tape which, in the short run, are less dependent upon the sale of new systems.

Our Royalty Income is Subject to Material Fluctuations

Our results of operations in certain prior periods have benefited from significant royalty income. We have received a substantial portion of that royalty income from negotiated settlements with manufacturers who had sold products incorporating our patents before entering into license agreements with us. Although we have a substantial number of outstanding and pending patents, and our patents have generated substantial royalties in the past, we cannot predict the amount of royalty income that we will receive in the future. Our expenditures for research and development have been declining in recent years which are likely to have a long-term adverse effect on our ability to maintain a significant portfolio of patented technologies.

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

A significant portion of Data Systems’ trade accounts payable had become past due during 2001. Data Systems has entered into agreement with most of its trade creditors that provided for the systematic repayment of accounts payable over several months through the end of 2002 and continued access to critical manufacturing components in future periods. Certain suppliers have required prepayment or payment at the time of delivery of materials or services. We believe that Data Systems is currently able to obtain shipments from its critical suppliers.

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

The American Stock Exchange has provided an extension to us to bring us into compliance with the Amex listing standards by June 30, 2003. However, it may initiate delisting proceedings at any time notwithstanding the extension they provided to us. If our shares are delisted, the market for our Common Stock may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our Charter Documents and Certain of Our Governing Instruments May Prevent a Takeover

Our Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. It also provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The terms of our Preferred Stock require that we make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of our voting securities; we merge, consolidate or transfer all or substantially all of our assets; or the dissolution of Ampex. The Certificate of Incorporation authorizes our Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to the disclosure made in the 2001 Form 10-K.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). On January 2, 2002, we were granted a deferral of our appeal until October 2002, in order for us to enter into settlement discussions with the Franchise Tax Board regarding the outstanding assessment that, with interest and penalty, totaled approximately $2.7 million at December 31, 2001. Adverse determination of this appeal could have a material adverse effect on our liquidity.

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

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 2002, we had an accrued liability of $1.1 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes no contingent liability in connection with these pending matters, either individually or in the aggregate, will be material to our financial condition or results of operations or material to investors.

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

Item 2.     Changes in Securities and Use of Proceeds

On June 30, 2002, we redeemed 537 shares of Redeemable Preferred Stock by issuing to the holders 429,600 shares of Common Stock. No cash or other consideration was paid by us, directly or indirectly, in connection with the redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 24, 2002 we held our Annual Meeting of Stockholders. The stockholders elected Douglas McClure as our Class II director. Mr. McClure received 53,778,445 votes in favor of his election, with 2,230,772 votes withheld and no broker nonvotes. The stockholders also voted to approve an amendment to our 1992 Stock Incentive Plan to extend the Plan until the earlier of May 23, 2012 or the date on which all shares available for issuance under the Plan shall have been issued. The Plan amendment was approved with 17,954,570 votes in favor, 3,520,150 votes against, 368,414 votes abstaining and 34,166,033 broker nonvotes. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year 2002, with 54,765,670 votes in favor, 1,106,093 votes against, 137,404 votes abstaining, and no broker nonvotes.

Item 5.     Other Information

Not applicable.

Item 6(a).     Exhibits

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6(a).

Item 6(b).     Reports on Form 8-K

We filed a Current Report on Form 8-K on or about July 2, 2002 to report that the American Stock Exchange has provided an extension to us to bring us into compliance with the Amex listing standards by June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

By:	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

Date:  August 14, 2002

AMPEX CORPORATION

By:	/s/ CRAIG L. MCKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

Date:  August 14, 2002

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED
June 30, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through May 24, 2002 (filed as Annex A to the Company’s Proxy Statement dated April 19, 2002 and incorporated herein by reference).

99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.