Form 10-Q
period 2002-09-30
AMPEX CORP /DE/
filed 2002-11-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

As of September 30, 2002, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 62,982,596. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q
Quarter Ended September 30, 2002

AMPEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,105	$8,015
Accounts receivable (net of allowances of $131 in 2002 and $153 in 2001)	4,609	6,002
Inventories	9,218	13,258
Other current assets	2,707	4,426

Total current assets	23,639	31,701
Property, plant and equipment	6,077	6,599
Other assets	783	873

Total assets	$30,499	$39,173

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$607	$2,584
Accounts payable	1,885	3,665
Net liabilities of discontinued operations	1,034	1,383
Accrued restructuring costs	1,058	2,038
Other accrued liabilities	8,416	17,333

Total current liabilities	13,000	27,003
Long-term debt	66,113	58,790
Other liabilities	42,334	41,740
Deferred income taxes	1,213	1,213
Net liabilities of discontinued operations	3,098	3,874

Total liabilities	125,758	132,620

Commitments and contingencies (Note 8)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2002 and in 2001
Issued and outstanding—13,414 shares in 2002; 15,025 in 2001	26,828	30,050
Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2002 and in 2001
Issued and outstanding—none in 2002; 51 shares in 2001	—	102
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2002 and in 2001
Issued and outstanding—62,982,596 shares in 2002; 61,652,996 in 2001	630	616
Class C:
Authorized: 50,000,000 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Other additional capital	431,471	428,161
Notes receivable from stockholders	(4,642)	(4,642)
Accumulated deficit	(511,915)	(510,023)
Accumulated other comprehensive income	(37,631)	(37,711)

Total stockholders’ deficit	(122,087)	(123,599)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$30,499	$39,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)
Royalty income	$891	$2,088	$3,416	$6,605
Product revenue	8,110	7,500	24,885	25,454

Total revenue	9,001	9,588	28,301	32,059

Intellectual property costs	186	96	607	482
Cost of product sales	5,466	5,057	15,261	17,640
Research, development and engineering	648	1,181	1,968	4,655
Selling and administrative	2,926	2,935	7,887	10,680
Restructuring charges	—	—	—	808

Total costs and operating expenses	9,226	9,269	25,723	34,265

Operating income (loss)	(225)	319	2,578	(2,206)
Interest expense	2,127	1,825	6,286	5,357
Amortization of debt financing costs	15	88	446	263
Interest income	(54)	(22)	(332)	(260)
Other (income) expense, net	2	122	194	(1)

Loss from continuing operations before income taxes	(2,315)	(1,694)	(4,016)	(7,565)
Provision for (benefit of) income taxes	(2,402)	210	(2,124)	676

Income (loss) from continuing operations	87	(1,904)	(1,892)	(8,241)
Loss on disposal of discontinued operations (net of taxes of none in 2001)	—	—	—	(10,338)
Loss from discontinued operations (net of taxes of none in 2001)	—	—	—	(7,294)

Net income (loss)	87	(1,904)	(1,892)	(25,873)
Benefit from extinguishment of mandatorily redeemable preferred stock	1,039	1,716	3,162	4,053

Net income (loss) applicable to common stockholders	1,126	(188)	1,270	(21,820)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8)	40	80	(94)

Comprehensive income (loss)	$1,118	$(148)	$1,350	$(21,914)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.00	$(0.03)	$(0.03)	$(0.14)
Loss per share from discontinued operations	$0.00	$0.00	$0.00	$(0.30)
Income (loss) per share applicable to common stockholders	$0.02	$0.00	$0.02	$(0.37)

Weighted average number of common shares outstanding	62,557,717	59,228,864	62,114,666	58,607,282

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.00	$(0.03)	$(0.03)	$(0.14)
Loss per share from discontinued operations	$0.00	$0.00	$0.00	$(0.30)
Income (loss) per share applicable to common stockholders	$0.02	$0.00	$0.02	$(0.37)

Weighted average number of common shares outstanding	73,288,917	59,228,864	62,114,666	58,607,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,892)	$(25,873)
Loss from discontinued operations	—	17,632
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	906	1,324
Accretion of interest expense	6,031	1,269
Reversal of prior years' tax reserves	(2,500)	—
Net loss on disposal of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	1,488	4,867
Inventories	4,040	(64)
Deferred pension asset	—	377
Other assets	1,719	807
Accounts payable	(1,807)	772
Other accrued liabilities and income taxes payable	(9,183)	2,032
Accrued restructuring costs	(980)	3,010
Other liabilities	3,094	(2,459)

Net cash provided by continuing operations	920	3,694
Net cash used in discontinued operations	(1,125)	(11,632)

Net cash used in operating activities	(205)	(7,938)

Cash flows from investing activities:
Proceeds received on the maturity of short-term investments	—	5,001
Deferred gain on sale of assets	(37)	(101)
Additions to property, plant and equipment	(178)	(142)

Net cash provided by (used in) continuing operations	(215)	4,758
Net cash used in discontinued operations	—	(1,925)

Net cash provided by (used in) investing activities	(215)	2,833

Cash flows from financing activities:
Borrowings under debt agreements	17,472	25,499
Repayments under debt agreements	(18,018)	(26,488)
Proceeds from issuance of common stock	—	9

Net cash used in continuing operations	(546)	(980)

Net cash used in financing activities	(546)	(980)

Effects of exchange rates on continuing operations	56	(40)

Net decrease in cash and cash equivalents	(910)	(6,125)
Cash and cash equivalents, beginning of period	8,015	10,384

Cash and cash equivalents, end of period	$7,105	$4,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator of visual information technology. The Company, through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”) incorporates this technology in the design and manufacturer of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. The Company also leverages its investment in research and development through its Corporate Licensing division that licenses Ampex patents to manufacturers of consumer electronics products.

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Recent Pronouncements

In May 2002, the FASB issued SFAS No.145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

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

Note 4—Discontinued Operation

In July 2001, the Board of Directors of the Company authorized management to close iNEXTV’s operations in New York City and to cease future funding its other Internet-based affiliates, AENTV in Los Angeles and TV1.de in Munich, Germany. The Company established a reserve of $10.3 million at the end of the quarter ended June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. In addition, the net liabilities of iNEXTV reflected on its balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. During 2001 and the nine months ended September 30, 2002, the Company paid and recorded charges of $2.0 million and $1.1 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of iNEXTV’s discontinued operations totaled $3.7 million at September 30, 2002. In addition, net liabilities of MicroNet’s discontinued operation totaled $0.4 million at September 30, 2002.

A summary of the operating results of iNEXTV are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
	(in thousands)
Revenues	—	—	—	188
Costs and operating expenses excluding amortization	—	—	—	(6,277)
Goodwill amortization and writedown of assets	—	—	—	(211)
Operating loss	—	—	—	(6,300)
Equity in loss of unconsolidated subsidiary	—	—	—	(999)
Interest income	—	—	—	5
Loss from discontinued operations	—	—	—	(7,294)

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Discontinued Operation (cont’d.)

A summary of the loss on disposal of iNEXTV is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
	(in thousands)
Reserve for closure	—	—	—	(5,736)
Impairment charge	—	—	—	(4,602)
Loss on disposal of discontinued operations	—	—	—	(10,338)

Note 5—Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Numerator—Basic and Diluted
Income (loss) from continuing operations	$87	$(1,904)	$(1,892)	$(8,241)

Net income (loss) applicable to common stockholders	$1,126	$(188)	$1,270	$(21,820)

Denominator—Basic
Weighted average common stock outstanding	62,558	59,229	62,115	58,607

Basic income (loss) per share from continuing operations	$0.00	$(0.03)	$(0.03)	$(0.14)

Basic income (loss) per share applicable to common stockholders	$0.02	$0.00	$0.02	$(0.37)

Denominator—Diluted
Weighted average common stock outstanding	62,558	59,229	62,115	58,607

Effect of dilutive securities:
Conversion of redeemable preferred stock	10,731	—	—	—

	73,289	59,229	62,115	58,607

Diluted income (loss) per share from continuing operations	$0.00	$(0.03)	$(0.03)	$(0.14)

Diluted income (loss) per share applicable to common stockholders	$0.02	$0.00	$0.02	$(0.37)

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Computation of Basic and Diluted Income (Loss) per Share (cont’d.)

In the nine months ended September 30, 2002, the Company issued 40,800 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock and 1,288,800 shares of Common Stock to redeem 1,611 shares of Redeemable Preferred Stock. In the nine months ended September 30, 2001, the Company issued 572,800 shares of Common Stock to redeem 716 shares of Convertible Preferred Stock and 1,288,800 shares of Common Stock to redeem 1,611 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. Shares of Common Stock potentially issuable to satisfy the Company’s remaining redemption obligation on the Redeemable Preferred Stock have not been included in the computation of diluted weighted average common stock outstanding for the nine months ended September 30, 2002 and 2001, respectively, since they are anti-dilutive. If the Company was to satisfy its remaining redemption obligations by issuing Common Stock, based on the floor conversion price, an additional 10,731,200 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation at September 30, 2002.

Stock options to purchase 2,730,681 shares of Common Stock at prices ranging from $0.12 to $4.875 per share were outstanding at September 30, 2002, but were not included in the computation of diluted income (loss) per share because the average market value of the common shares was lower than the exercise price.

Stock options to purchase 2,857,083 shares of Common Stock at prices ranging from $0.26 to $6.00 per share were outstanding at September 30, 2001, but were not included in the computation of diluted income (loss) per share because they are anti-dilutive.

In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 7. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding from the date of the issuance. The remaining outstanding warrants are excluded from the computation of weighted average common stock outstanding at September 30, 2002, as the average market value of the common shares was lower than the exercise price of the warrants and excluded from the computation of weighted average common stock outstanding at September 30, 2001, as they are anti-dilutive.

Note 6—Supplemental Schedule of Cash Flow Information

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Interest paid	$129	$2,672
Income taxes paid	357	675
Debt financing costs	403	—
Preferred stock (redemptions)	(1,611)	(1,611)
Preferred stock (conversions)	(102)	(716)

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Debt

	September 30, 2002	December 31, 2001
	(in thousands)
Notes Payable
Working capital facility	$—	$977
Notes payable to Sherborne & Company Incorporated—related party	—	1,000
Hillside notes payable	450	450
Note payable—other	157	157

Total	$607	$2,584

Long-term Debt
Senior discount notes	$10,166	$9,955
Hillside notes payable	3,259	819
Senior notes	52,688	48,016

Total	$66,113	$58,790

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

Note Payable—Other

The note is a noninterest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at September 30, 2002 of $0.2 million is expected to be paid or converted into shares of Common Stock in 2002.

Working Capital Facilities

Ampex had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. At September 30, 2002, the Company had letters of credit issued against the facility totaling $1.1 million against which the Company has provided cash collateral. At December 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. The Company is seeking to replace this line of credit with a new line of credit but has not received any binding commitments to date.

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Debt (cont’d.)

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated, (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company’s request, Hillside has made pension contributions totaling $4.0 million through September 30, 2002. The Company has issued notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of each Note with the remainder due on the fourth anniversary of each Note. The Notes require principal payments of $0.45 million during 2002, of which $0.3 million were due and paid as of September 30, 2002. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.62% at September 30, 2002). The Company agreed to grant Hillside a security interest in Data System’s inventory as collateral for advances which it has made, and may make in the future, pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in claims against the Company in the amount of the termination liability under the pension plan.

Senior Notes and Senior Discount Notes

In 1998, the Company issued $44.0 million of 12% Senior Notes, due March 15, 2003, together with Warrants to purchase 1.02 million shares of Common Stock which were valued at $765,000 using the Black-Scholes model. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million that have accreted in value at an annual rate of 20% to $10.0 million at December 31, 2001. In the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems’ Senior Discount Notes due March 31, 2002.

The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow” of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, certain debt and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the nine months ended September 30, 2002, Available Cash Flow totaled $1.0 million. For the nine months ended September 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $1.5 million and $4.6 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $2.7 million, representing accrued interest for the period February 28, 2002 to August 15, 2002, was issued on August 15, 2002. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Debt (cont’d.)

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). The Company has requested the Franchise Tax Board to supply it with information in support of the outstanding assessments which, with interest and penalty, totals approximately $2.8 million at September 30, 2002. The Company intends to petition the State Board of Equalization and to appeal these assessments. Adverse determination of this appeal could have a material adverse effect on the Company’s liquidity.

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

AMPEX CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the nine months ended September 30, 2002, the Company issued 40,800 shares of Common Stock to satisfy this quarterly redemption requirement. There are no shares of Convertible Preferred Stock outstanding at September 30, 2002. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the nine months ended September 30, 2002, the Company issued 1,288,800 shares of its Common Stock to satisfy this quarterly redemption requirement, leaving 13,414 shares of Redeemable Preferred Stock outstanding. The Company is obligated to redeem approximately $4.3 million face amount of Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make any mandatory redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through at least September 30, 2003. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

Note 10—Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2001	$(38,246)	$535	$(37,711)
Current period change	—	80	80

September 30, 2002	$(38,246)	$615	$(37,631)

Note 11—Income Taxes

During the three and nine months ended September 30, 2002, the Company decreased reserves provided on prior years’ Foreign, Federal and State income taxes for years that have been closed to audit, which resulted in a non-cash benefit of income taxes of $2.5 million. As at December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of $217 million expiring in the years 2005 through 2021. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company’s ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

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

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Nine Months Ended September 30, 2002
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$24,885	$3,416	$—	$28,301
Interest income	21	—	311	332
Interest expense	1,713	—	4,573	6,286
Depreciation, amortization and accretion	527	—	379	906
Segment income (loss)	2,036	2,809	(6,737)	(1,892)
Segment assets	22,614	—	7,885	30,499
Expenditures for segment assets	—	—	178	—

	Nine Months Ended September 30, 2001
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$25,454	$6,605	$—	$32,059
Interest income	51	—	209	260
Interest expense	1,647	—	3,710	5,357
Depreciation, amortization and accretion	688	—	636	1,324
Segment income (loss)	(4,643)	6,123	(9,721)	(8,241)
Segment assets	26,823	—	10,193	37,016
Expenditures for segment assets	142	—	—	142

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

Licensing Revenue and Product Groups

We have two operating segments: (1) high-performance mass data storage systems, instrumentation recorders and professional video products made by Data Systems; and (2) licensing of intellectual property by Ampex.

The first operating segment includes Data Systems’ three principal product groups:

•	Mass data storage systems, including Data Systems’ 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts;

•	Instrumentation recorders, including Data Systems’ data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and aftermarket parts; and

•	Professional video products, consisting principally of television aftermarket products that Data Systems continues to support but no longer manufactures

Our intellectual property licensing segment generates royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.

No other class of similar products accounted for more than 10% of total revenue during the comparison periods discussed below.

The following table shows licensing revenue and sales of Data System’s products by product group for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Ampex Corporation
Licensing revenue	$0.9	$2.1	$3.4	$6.6
Ampex Data Systems Corporation
Mass data storage tape drives and library systems	4.7	3.9	14.9	14.5
Data acquisition and instrumentation recorders	2.6	2.3	7.7	7.0
Professional video products	0.8	1.3	2.3	4.0

Total net product sales	$8.1	$7.5	$24.9	$25.5

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Net Product Sales.    Net sales increased by 8.1% to $8.1 million in the three months ended September 30, 2002 compared to $7.5 million in the three months ended September 30, 2001 and decreased by 2.2% to $24.9 million in the nine months ended September 30, 2002 compared to $25.5 million in the nine months ended September 30, 2001. In 2002, the sales decline was primarily due to lower analog television aftermarket sales, offset in part by greater DST and instrumentation products sales. The increase in DST and instrumentation product sales was primarily attributed to sales to government customers who use our products for imaging and intelligence gathering. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has recently experienced an increase in activity as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2002. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect to experience such pressure in the future.

Our backlog of firm orders was $5.2 million at September 30, 2002 compared to $3.7 million at September 30, 2001. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

Royalties.    Royalty income was $0.9 million and $2.1 million in the third quarter of 2002 and 2001, respectively, and $3.4 million and $6.6 million in the nine months ended September 30, 2002 and 2001, respectively. Our royalty income is derived from licenses of our patents. We receive most of our royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Certain license agreements have recently expired which have caused the decline in royalty income between 2002 and 2001. We are negotiating with former licensees terms by which we will extend the license of our intellectual property. There can be no assurance that licensees will renew or extend their license agreements.

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

In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our digital patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. In addition, we may be required to pursue litigation if negotiations are not successful. We continue to have discussions with potential licensees of our digital patents. If successful, these discussions could result in incremental royalty income beginning in 2003. However, it is not possible to predict whether new license agreements will in fact be concluded.

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

Gross Profit.    Gross profit as a percentage of net sales was 32.6% in the three months ended September 30, 2002 compared to 32.6% in the three months ended September 30, 2001 and 38.7% in the nine months ended September 30, 2002 compared to 30.7% in the nine months ended September 30, 2001. The increase in gross profit percentage in 2002 was due to a greater percentage of sales represented by Data Systems’ higher margin instrumentation product sales and growth in service contract revenue coupled with an overall decline in fixed manufacturing costs due to cost reduction programs carried out in earlier quarters. Data Systems has received a substantial government order that provides for future tape and service revenue in exchange for a reduced equipment purchase price. Shipment against this order began in the second quarter of 2002 and the balance of the shipments are expected in the fourth quarter of 2002. Sales resulting from this order depressed gross margins in the third quarter of 2002 and may continue to impact the gross margins in the fourth quarter, which may be recovered in tape and service margins in future years.

In the second quarter of 2002, as in prior years, the Company revised its inventory standards to more closely reflect actual costs incurred by Data Systems in the manufacturing process. The change in standards had the effect of decreasing inventories and increasing cost of goods sold by $0.8 million and $1.2 million in the three and nine months ended September 30, 2002, respectively. Gross margins in the fourth quarter of 2002 may be affected if current production levels are not maintained.

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

Selling and Administrative Expenses.    Selling and administrative expenses were $2.9 million (32.6% of total revenue) in the three months ended September 30, 2002 compared to $2.9 million (30.6% of total revenue) in the three months ended September 30, 2001 and decreased to $7.9 million (27.9% of total revenue) in the nine months ended September 30, 2002 from $10.7 million (33.3% of total revenue) in the nine months ended September 30, 2001. Selling and administrative costs declined in 2002 compared to 2001 as a result of savings realized due to a reduction in headcount and relocation of certain administrative functions from Redwood City, CA to Colorado Springs, CO.

Research, Development and Engineering Expenses.    Research, development and engineering (“RD&E”) expenses represented 7.2% and 15.7% of total revenue in the three months ended September 30, 2002 and 2001, respectively and 12.3% and 14.5% of total revenue in the nine months ended September 30,

2002 and 2001, respectively. We substantially completed our third generation DST product line “quad density” in mid 2001 and reduced headcount to focus our RD&E efforts in sustaining engineering activities. In addition, in recent years, we have decreased the amount spent in research, development and engineering programs due to declining sales levels. We may be required to make additional cuts in RD&E spending if Data System’s sales continue to decline. If this trend were to continue, our ability to develop new competitive products and renew our portfolio of licensable technology in future years would be adversely affected.

Operating Income (Loss).    We reported an operating loss of $0.2 million in the three months ended September 30, 2002 and an operating income of $2.6 million in the nine months ended September 30, 2002. In the three months ended September 30, 2001, we reported operating income of $0.3 million and in the nine months ended September 30, 2001 we reported an operating loss of $2.2 million. The operating income in 2002 was primarily due to higher gross profit on product sales and lower selling and administrative expenses and research, development and engineering expenses due to headcount reductions.

Interest Expense.    Interest expense increased between the comparison periods reflecting increases in the outstanding amount of 12% Senior Notes and additional borrowings used to fund our required pension plan contributions. We are seeking to refinance a significant portion of the Senior Discount Notes from a conventional mortgage or sale and leaseback of our Colorado Springs, CO facility in order to lower our interest costs, but no commitments or agreements from any lender have been received to date or are expected until 2003 at the earliest.

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

Provision for (Benefit of) Income Taxes.    During the three and nine months ended September 30, 2002, we decreased reserves provided on prior years’ Foreign, Federal and State income taxes for years that have been closed to audit, which resulted in a non-cash benefit of income taxes of $2.5 million. A provision for income taxes in the three and nine months ended September 30, 2002 and 2001 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2001, we had net operating loss carry forwards for income tax purposes of $217 million, expiring in the years 2005 through 2021. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. In addition, our royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

Loss from Discontinued Operations.    In July 2001, we closed iNEXTV’s operations in New York City and ceased future funding of our other Internet-based affiliates. We established a reserve of $10.3 million at June 30, 2001 to write down our investment to net realizable value and to provide for the costs of closure. In addition, the net liabilities of iNEXTV reflected on our balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. During 2001 and the nine months ended September 30, 2002, we paid and recorded charges of $2.0 million and $1.1 million, respectively against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of iNEXTV’s discontinued operations totaled $3.7 million at September 30, 2002. In addition, net liabilities of MicroNet’s discontinued operation totaled $0.4 million at September 30, 2002.

A summary of the operating results of iNEXTV are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
	(in thousands)
Revenues	—	—	—	188
Costs and operating expenses excluding amortization	—	—	—	(6,277)
Goodwill amortization and writedown of assets	—	—	—	(211)
Operating loss	—	—	—	(6,300)
Equity in loss of unconsolidated subsidiary	—	—	—	(999)
Interest income	—	—	—	5
Loss from discontinued operations	—	—	—	(7,294)

A summary of the loss on disposal of iNEXTV is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
	(in thousands)
Reserve for closure	—	—	—	(5,736)
Impairment charge	—	—	—	(4,602)
Loss on disposal of discontinued operations	—	—	—	(10,338)

Net Income (Loss).    We reported net income of $87 thousand for the three months ended September 30, 2002 and a net loss of $1.9 million in the nine months ended September 30, 2002 compared to a net loss of $1.9 million and $25.9 million, respectively, in the three and nine months ended September 30, 2001, primarily as a result of the factors discussed above under “Loss from Discontinued Operations” and “Provision for (Benefit of ) Income Taxes.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock.    We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares are valued at $2.50 per share which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the Consolidated Statements of Operations for the three and nine months ended September 30, 2002 of $1.0 million and $3.2 million, respectively, representing the difference between the market value and $2.50 per share for the number of shares issued. For the three and nine months ended September 30, 2001, we recorded a benefit available to common stockholders of $1.7 million and $4.1 million, respectively.

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

The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow”, which includes all future royalty proceeds received by Ampex, net of withholding taxes, less certain debt and pension payments and specified operating expenses and a working capital reserve of up to $2.5 million. We are required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture, which could allow the Noteholders the right to accelerate the indebtedness and foreclose on their liens. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by us, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the nine months ended September 30, 2002, Available Cash Flow totaled $0.

For the nine months ended September 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $1.4 million and $4.6 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $2.7 million, representing accrued interest for the period February 28, 2002 to August 15, 2002, were issued on August 15, 2002. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

Cash Flow.    We generated cash from operating activities totaling $0.9 million, of which Data Systems generated $6.3 million, in the nine months ended September 30, 2002, and generated cash from operating activities totaling $3.7 million, of which Data Systems used cash of $3.0 million, in the nine months ended September 30, 2001. Discontinued operations used cash totaling $1.1 million in the nine months ended September 30, 2002 and $13.6 million in the nine months ended September 30, 2001.

Pursuant to an agreement between us, Hillside Capital Incorporated (“Hillside”) and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made five pension contributions totaling $4.0 million through

September 30, 2002, and has been issued notes by us in the amount of the pension contributions. Under the terms of the notes, accrued interest is payable quarterly, a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. In 2002, principal payments of $0.45 million will be due, of which $0.3 million has been paid as of September 30, 2002. The Notes are secured by a lien on Data Systems’ inventories. We currently anticipate that there will be no additional pension payments required by Ampex or Hillside in fiscal 2002 and 2003 based on the most recent actuarial valuation. In September 2002, Ampex and Hillside entered into an agreement in anticipation of the assumption by Hillside of the fiduciary responsibility for the management of the pension plan assets.

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

We had available, through a subsidiary, a working capital facility that allowed us to borrow or obtain letters of credit totaling $7.0 million, based on eligible accounts receivable. At September 30, 2002, we had no borrowings outstanding and had letters of credit issued against the facility totaling $1.1 million. The facility expired in May 2002 and the Company provided cash collateral in the amount of 110% of the outstanding letters of credit in the third quarter of 2002. At December 31, 2001, we had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. We are seeking to obtain a new accounts receivable based line of credit that we believe will be adequate to deal with our currently foreseen seasonal cash flows. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement alternative cash conservation strategies.

In June 2002, the staff of the American Stock Exchange (“Amex”) notified the Company that it had accepted the Company’s plan to bring itself into compliance with the Amex listing standards by June 30, 2003 and is continuing the listing of our Common Shares pursuant to this extension. By such date, we are required to have Common Shareholders’ Equity in excess of $4.0 million. At September 30, 2002, we reported a Common Shareholders’ Deficit of approximately $122 million. Our plan for attaining compliance with the Amex’s continued listing requirements is dependent on a number of factors that are beyond our control, including equity capital market conditions. Accordingly, there can be no assurance that we will attain compliance with the extension period or at any future date. Furthermore, the Amex has advised us that it may initiate delisting proceedings at any time, notwithstanding the extension it has provided us. If our Common Stock is delisted by the Amex, the market for our Common Stock may be adversely affected.

Recent Pronouncements

In May 2002, the FASB issued SFAS No.145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

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

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and of our corporate patent licensing division. In the first nine months of 2002, total revenues exceeded operating costs of these businesses but we lost money after interest expense was deducted. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay out is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance and will be repayable in the future.

We have restructured the operations of Data Systems in order to position it to operate profitably at lower sales levels, and Data Systems reported a profit from operations and a net profit in the first nine months of 2002. There is no assurance it will remain profitable in future periods. In addition, unless we are successful in negotiating new licenses of our patents for use in products such as digital camcorders, digital cameras, DVDs and other consumer products not previously licensed by us, our licensing income may decline further in future periods. Licensing negotiations can take up to several years to conclude, and to date we have held only technical and preliminary business discussions with prospective licensees of products other than digital camcorders.

Accordingly, there is a material risk that we will continue to incur operating and net losses in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and the other Risk Factors included in this section.

Risks of Declining Liquidity

We have experienced a substantial reduction in our financial liquidity, and our cash and marketable securities have declined from $15.4 million at December 31, 2000 to $7.1 million at September 30, 2002.

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have requested the Franchise Tax Board to supply us with information in support of the outstanding assessments which, with interest and penalty, totaled approximately $2.8 million at September 30, 2002. We intend to petition the State Board of Equalization and to appeal these assessments. Adverse determination of this appeal could have a material adverse effect on our liquidity.

Our subsidiary, Ampex Finance Corporation (“AFC”), had a working capital facility that allowed us to borrow or obtain letters of credit of up to $7.0 million, based on eligible accounts receivable. The facility expired in May 2002 and the Company has provided cash collateral against the outstanding letters of credit that total $1.1 million at September 30, 2002. We are seeking to obtain a new accounts receivable based line of credit that we believe will be adequate to deal with our currently foreseen seasonal cash flows. However, no commitment has been received to date. If the accounts receivable facility is not replaced or extended, Data Systems will be required to implement alternative cash conservation strategies.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of September 30, 2002 we had outstanding approximately $66.7 million of total borrowings, which includes approximately $52.7 million under our 12% Senior Notes due 2008, $10.2 million under our Senior Discount Notes due 2005 and $3.7 million of Hillside Notes. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. The degree to which we are leveraged could have important consequences to investors, including the following:

•
Available Cash Flow is comprised of a substantial portion of our cash flow from operations and must be dedicated to the payment of the principal of and interest on our outstanding indebtedness, and therefore will not be available for other purposes;

•
recent restructurings of our senior debt and borrowings to fund our pension plan contributions have increased our interest expense and, although we plan to refinance a portion of this debt by entering into a mortgage or sale and leaseback of our Colorado facility in 2003 in order to lower these costs, we may not be successful in these efforts;

•
our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired by the terms of our existing debt agreements, and even if existing lenders consent to the issuance of new debt, such financing may not be available on terms favorable to us;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our leverage may make us more vulnerable to a downturn in our business or the economy in general; and

•
the financial covenants and other restrictions contained in our indentures and other agreements relating to our indebtedness also restrict our ability to dispose of assets or to pay dividends on or repurchase preferred or common stock.

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

Risks Associated with a Decline in U.S. Government Spending

Data Systems’ business depends materially on continued U.S. government expenditures on intelligence and defense programs. The loss or significant decline in spending on various imaging and intelligence gathering programs where we are subcontractors to prime government contractors could materially adversely affect our business. U.S. intelligence and defense budgets have experienced declines from time to time in recent years, resulting in program delays, program cancellations and deferral of funding for approved programs. Recently, several intelligence programs have received government funding which has led to increased sales by Data Systems. We can not be assured that sales of new systems will continue at these levels. However, a substantial part of our business is represented by the sale of spare parts, service and tape which, in the short run, are less dependent upon the sale of new systems.

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

We Encounter Significant Competition in All of Our Businesses

Data Systems encounters significant competition in all the markets for its products and services. Many of its competitors have greater resources and access to capital than the Company. In the mass data storage market, Data Systems competes with a number of well-established competitors such as IBM Corporation, Storage Technology Corporation, Sony Corporation and ADIC, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. In addition, price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Data Systems’ DST products.

In the instrumentation market, Data Systems competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Calculex, L-3 Communications Corporation and Sypris Solutions, Inc. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined.

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

A significant portion of Data Systems’ trade accounts payable had become past due during 2001 and Data Systems has entered into agreements with most of its trade creditors to repay amounts due over several months through the end of 2002. Certain suppliers have required prepayment or payment at the time of delivery of materials or services. We believe that Data Systems is currently able to obtain shipments from its critical suppliers.

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

The Note Purchase Agreement governing our outstanding Senior Discount Notes requires us to repay such notes in full upon the occurrence of a change of control. Under the agreement, a change of control includes, among other things: any person or group becomes the beneficial owner of more than 50% of our outstanding voting stock, or any merger or consolidation of Ampex with or into any other entity. The agreement also requires us to repay the notes if we sell Data Systems or sell its Colorado Springs, CO manufacturing facility.

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

ITEM 4.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation. Therefore no corrective actions were taken.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have requested the Franchise Tax Board to supply us with information in support of the outstanding assessments which, with interest and penalty, totaled approximately $2.8 million at September 30, 2002. We intend to petition the State Board of Equalization and to appeal these assessments. Adverse determination of this appeal could have a material adverse effect on our liquidity.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are engaged in nine environmental investigation, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to these sites. During 2001, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expect to spend a similar amount in fiscal 2002 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 2002, we had an accrued liability of $1.1 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to management, management believes no contingent liability in connection with these pending matters, either individually or in the aggregate, will be material to our financial condition or results of operations or material to investors.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 2002, we redeemed 537 shares of Redeemable Preferred Stock by issuing to the holders 429,600 shares of Common Stock. No cash or other consideration was paid or received by us, directly or indirectly, in connection with the redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

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

AMPEX CORPORATION

Date: November 14, 2002	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

Date: November 14, 2002	/s/ CRAIG L. McKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Edward J. Bramson, Chairman and Chief Executive Officer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Ampex Corporation;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMPEX CORPORATION

Date: November 14, 2002	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

I, Craig L. McKibben, Vice President, Chief Financial Officer and Treasurer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Ampex Corporation;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMPEX CORPORATION

Date: November 14, 2002	/s/ CRAIG L. McKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED
September 30, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Second Amendment dated September 13, 2002 to the Hillside—Ampex/Sherborne Agreement dated December 1, 1994, as amended as of November 30, 1995.

99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.