Form 10-K
period 2002-12-31
AMPEX CORP /DE/
filed 2003-03-28
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark	One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of February 28, 2003 was approximately $5,860,626.53 based on a price of $0.11 per share, which was the closing price of the Registrant’s Class A Common Stock on the American Stock Exchange on that date. The Class A Common Stock is the only class of common stock outstanding.

As of February 28, 2003 there were 63,412,196 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

AMPEX CORPORATION

FORM 10-K

Year Ended December 31, 2002

i

PART I

ITEM 1.    BUSINESS

Introduction

Ampex Corporation (“Ampex”) is a leading innovator of visual information technology. During our 58-year history, we have developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. We currently hold approximately 700 patents and patent applications covering digital image-processing, data compression and recording technologies. Through our wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), we incorporate this technology in the design and manufacture of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. We also leverage our investment in technology through our corporate licensing division that licenses our patents to manufacturers of consumer electronics products.

We incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to “Ampex” include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. Our principal executive offices are located at 1228 Douglas Avenue, Redwood City, California 94063, and our telephone number is (650) 367-2011. Our Class A Common Stock is traded on the American Stock Exchange under the symbol “AXC”. We also maintain a website on the Internet at www.ampex.com.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its website www.sec.gov. We make available free of charge on or through our Internet website located at www.ampex.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

Forward-Looking Statements

This Form 10-K contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors, “ below. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Risk Factors

We Have Experienced Significant Losses and Our Losses May Continue

We have incurred significant net losses in prior periods. These losses were primarily attributable to our former Internet video programming business, which we discontinued in 2001, and to our former disk storage business, which we discontinued in 2000. Ampex no longer operates either of these businesses and we have provided reserves for all known costs of closure.

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and of our corporate patent licensing division. In 2002, total operating costs slightly exceeded revenues of these businesses and we lost money after interest expense was deducted. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2004 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest is added to the outstanding debt balance and will be repayable in the future.

We restructured the operations of Data Systems in 2001 and 2002. Data Systems reported a profit from operations and a net profit in 2002. It will remain profitable in future periods only if sales levels do not fall significantly from current levels. In addition, revenues from our licensing operations in 2002 declined significantly from prior years and unless we are successful in negotiating new licenses of our patents for use in products such as digital camcorders, digital cameras, DVDs and other consumer products not previously licensed by us, our licensing income may decline further in future periods. We can not predict when, if ever, we will be successful in negotiating new licensing agreements. Licensing negotiations can take up to several years to conclude and even if we are successful, there can be no assurance that licensing revenues will attain levels comparable to prior years.

Accordingly, there is a material risk that we will continue to incur operating and net losses in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and the other Risk Factors included in this section.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Our cash and marketable securities totaled $9.1 million at December 31, 2002.

To deal with our limited liquidity, we restructured and extended the maturity dates of our long-term senior debt, discontinued certain unprofitable Internet video operations, and borrowed funds from a former affiliate to make required contributions to our employee retirement plan which is substantially underfunded. We also significantly restructured and down-sized the operations of Data Systems. Our Management currently believes that these actions, coupled with anticipated royalty income under licensing agreements presently in effect, should be sufficient to satisfy our projected cash obligations through 2003, but there can be no assurance in this regard.

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have requested the Franchise Tax Board to supply us with information in support of the outstanding assessments which, with interest and penalties, totaled approximately $2.8 million at December 31, 2002. We have petitioned the State Board of Equalization and appealed these assessments. Adverse determination of this appeal could have a material adverse effect on our liquidity.

Our subsidiary, Ampex Finance Corporation (“AFC”), had a working capital facility that expired in May 2002 and the Company has provided cash collateral against the outstanding letters of credit that total $1.1 million at December 31, 2002. We are seeking to obtain a new accounts receivable based line of credit that would improve Data Systems’ financial flexibility. However, no commitment has been received to date.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of December 31, 2002 we had outstanding approximately $68.7 million of total borrowings, which includes approximately $54.2 million under our 12% Senior Notes due 2008, $10.7 million under our Senior

Discount Notes due 2005 and $3.6 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. Substantial pension contributions are projected to be required beginning in 2004. It is anticipated that such contributions will be funded by Hillside. In that event we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amounts of our outstanding debt.

The Senior Notes require that we generate a minimum of $25 million of Available Cash Flow (as defined) during the three-year period ending December 31, 2004. Through December 31, 2002, we have generated $1 million of Available Cash Flow. To meet this requirement, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

The degree to which we are leveraged could have other important consequences to investors, including the following:

•	a substantial portion of our cash flow from licensing operations must be dedicated to the payment of the principal of and interest on our outstanding indebtedness, and therefore will not be available for other purposes;

•	recent restructurings of our senior debt and borrowings to fund our pension plan contributions have increased our interest expense and, although we have endeavored to refinance a portion of this debt by entering into a mortgage or sale and leaseback of our Colorado facility in order to lower these costs, we have not been successful in these efforts;

•	our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired by the terms of our existing debt agreements, and even if existing lenders consent to the issuance of new debt, such financing may not be available on terms favorable to us;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our leverage may make us more vulnerable to a downturn in our business or the economy in general; and

•	the financial covenants and other restrictions contained in our indentures and other agreements relating to our indebtedness also restrict our ability to dispose of assets or to pay dividends on or repurchase preferred or common stock.

We expect that our cash balances and cash flow from operations will be sufficient to fund anticipated operating expenses, capital expenditures and our debt service requirements as they become due, at least through the end of fiscal 2003. However, we cannot assure you that the amounts available from these sources will be sufficient for such purposes in future periods. Also, we cannot assure you that additional sources of funding will be available if we need them or, if available, will be on satisfactory terms. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

Risks Associated with a Decline in U.S. Government Spending

Data Systems’ business depends materially on continued U.S. government expenditures on intelligence and defense programs. The loss or significant decline in spending on various imaging and intelligence gathering programs where we are subcontractors to prime government contractors could materially adversely affect our business. U.S. intelligence and defense budgets have experienced declines from time to time in recent years, resulting in program delays, program cancellations and deferral of funding for approved programs. Although several intelligence programs have received government funding which has led to increased sales by Data Systems, we can not be assured that sales of new systems will continue at these levels. If sales of new systems decline in the future, we may be increasingly dependent upon revenues from the sale of spare parts, service and tape.

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

The costs of patent litigation can be material. If we begin patent enforcement litigation against third parties, we may be subject to an increased risk of counterclaims alleging infringement by us of patents held by others or seeking to invalidate patents held by us. Moreover, we cannot assure you that we will be able to develop patentable technology that will generate significant patent royalties in future years to replace patents as they expire. Our expenditures for research and development have been declining in recent years which is likely to have a long-term adverse effect on our ability to maintain a significant portfolio of patented technologies.

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

We May be Unable to Respond to Rapid Technological Change and the Need to Develop New Products

All the industries and markets from which we derive or expect to derive revenues, directly or through our licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that we spend substantial amounts for the research, development and engineering of new products and advances to existing products. We cannot assure you that our existing products, technologies and services will not become obsolete or that any new products, technologies or services will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material adverse effect on our sales and results of operations in the future. The development and introduction of new technologies, products and services are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard. Our expenditures for research and development have been declining in recent years, which is likely to have a long-term adverse effect on our ability to maintain a significant portfolio of patented technologies. In addition, further reductions in our research and development programs could adversely affect our ability to remain competitive.

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

We Are Dependent On Certain Suppliers

Data Systems purchases certain components from a single domestic or foreign manufacturer. Significant delays in deliveries or defects in such components could adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we may depend may be limited. We do not generally enter into long-term raw materials or components supply contracts.

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

The American Stock Exchange has provided an extension to us to bring the Company into compliance with the Amex listing standards by June 30, 2003. It does not appear likely that we will attain compliance with the Amex’s continued listing requirements by June 30, 2003. However, it may initiate delisting proceedings at any time notwithstanding the extension they provided to us. If our shares are delisted, the market for our Common Stock may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We Are Subject to Environmental Regulation and our Business Could be Negatively Affected by the Costs of Compliance

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named from time to time as a potentially responsible party by the United States Environmental Protection Agency with respect to contaminated sites that have been designated as “Superfund” sites, and are currently engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off Company facilities. There can be no assurance we will not ultimately incur a liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

Products

All of our products are manufactured by Data Systems and are comprised of very high performance tape-based mass data storage and instrumentation products. Our mass data storage products consist of DST and DIS series 19-millimeter scanning recorders and robotic library systems, and related tape and after-market parts. Our data acquisition and instrumentation products consist of DCRsi digital instrumentation recorders and related tape and after-market parts. Data Systems also continues to offer spare parts to repair professional video recorders and other products that it previously manufactured and marketed to the television production and post-production industries. Sales of spare parts of legacy television products accounted for 3.7% of sales for the year ended December 31, 2002, 5.6% of sales for the year ended December 31, 2001 and 6.2% of sales for the year ended December 31, 2000. For information concerning net sales for each product group comprising in excess of 10% of net sales and other information relating to our operating segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

19-millimeter Products.    In 1992, we entered the high-performance mass data storage market with our DST series of 19-millimeter data storage products, including tape drives and robotic library systems. With the 2000 introduction of our “Quad Density” product line, the DST series is in its third generation. Based on our own evaluation and that of outside sources, we believe that our DST and DIS mass data storage products offer a price/performance advantage over alternative magnetic, optical, solid-state or disk-based storage systems now available, providing fast data access times, rapid data transfer rates and low cost per megabyte of storage.

Access time is one of the most important sustainable advantages of DST products compared to alternative tape-based storage systems. Other tape-based storage products achieve low-cost storage but trade off accessibility; since the data stored is not available for most online or near-online applications, such systems are generally limited to backup and archival storage applications. DST products, in contrast, combine low storage cost per megabyte with fast access to rapidly transferable information. DST products use software logic that enables a library or even a single tape drive to organize information using partitions, much as disk drives do. Individual segments can then be accessed quickly and updated independently. This proprietary technology, introduced in 1994, gives DST products the performance of a digital tape drive and the efficiency and access speed of partitioned memory. DST systems also provide rapid data transfer rates that exceed the speed of other mass storage products such as optical disks, allowing a user to download stored information to a computer at a sustained rate of 15 megabytes per second (“MB/sec”), with an option available to increase to a rate of 20MB/sec without utilizing compression.

DST and DIS tape drives use core technology developed by us for our digital video recorders. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 100 to 660GB per cartridge in quad-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 to 12.8 terabytes (“TB”) of storage capacity while occupying only a fraction of the floor space required by competing storage systems. As each of the three generations of the product line was introduced, we provided for the ability to upgrade to the new format. In early 2001, we began shipping expansion modules which expand DST library storage capacities up to approximately 100 terabytes.

Our quad-density DST product line currently includes the DST 314 tape drive, the DST 414 automated cartridge library, the DST 714, DST 814 and DST 914 automated library system. The DST 314 is a single cartridge tape drive that provides rapid backup/restore applications for large databases or disk arrays. The DST 314 is capable of accepting 100GB, 300GB and 660GB cartridges. The DST 414 automated cartridge library is an entry-level library with a storage capacity of up to 4.8TB in less than eight square feet of floor space. The DST 714 automated library is designed to combine one or two tape drives, and features a storage capacity of 12.8TB. This automated tape library product was designed to fill the gap between our DST 414 and DST 814 products. The DST 814 library system is designed to combine from one to four tape drives and is optimized for large file size applications and, accordingly, is suited for image-based document storage, medical records, news archives, oil and gas seismic data and CAD/CAM image data, as well as potential video-on-demand applications. We have also started delivering our DST 914 medium cartridge library in 2002, which gives a higher storage capacity per square ft. of floor space than our other models. These products can deliver a sustained rate of 15MB/sec across a SCSI-2 interface, search speeds of up to 1600MB/sec, average access time of less than 16 seconds and capacity of up to 660GB on a single cartridge. We also offer expansion modules for the DST 714 and DST 814 products, which permit additional storage capacity for those products.

Although we believe that our DST drives and library systems offer significant advantages over competitive systems, these products incorporate a proprietary magnetic tape format that is not compatible with current industry standard formats. We have not licensed our tape format to other manufacturers and, as such, it is the sole source of these products. In addition, other factors relating to the markets for these products and to competition in these markets may affect future sales of DST products. See “Markets—Mass Data Storage and Instrumentation Products,” “Markets—Distribution and Customers,” “Markets—Competition, “ and “—New Product Development and Industry Conditions.”

Our 19-millimeter tape-based instrumentation products currently are the DIS 124i and DIS 164i instrumentation/data recorders and the DIS 224i automated instrumentation/data library. Our DIS products are designed for mass storage of instrumentation data. These recorders use the same 19-mm helical scan recording technology used in our DST products. Data from DIS recorders can also be stored on DST cartridges, placed in DST libraries and accessed using DST tape drives, so that all the benefits of DST mass storage products are available, including rapid, random access to the data for subsequent processing. The DIS 124i and 164i drives have capacities of 100, 300 or 660GB (depending on the DST cartridge used) and record/reproduce rates of 120 megabits (“Mb”) and 160Mb per second, respectively.

Data Acquisition/Instrumentation Products.    We have been well established for a number of years as a supplier of instrumentation recorders. We have supplied these recorders primarily to government agencies for use in data collection, satellite surveillance and defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Our instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on many foreign aircraft. We believe they are well suited to these demanding aeronautical application and other applications involving comparable data-gathering challenges in extreme environments, because of their performance and reliability.

Our principal data acquisition/instrumentation products currently are the DCRsi 240, DCRsi 120 and DCRsi 75 digital instrumentation recorders. The DCRsi recorders are rugged, highly-reliable and compact recorders that permit uninterrupted data capture over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48GB of data at a record/reproduce rate of up to 240 megabits (“Mb”) per second. The DCRsi 120 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 120Mb per second. The DCRsi 75 recorder is our lowest cost DCRsi model with a record-reproduce rate of 75Mb per second.

In 2001, we developed the DDRs 400, a new generation of airborne instrumentation recorders utilizing hard disks rather than tape. The data and control interface is fully compatible with the DCRsi product line. The recorder is smaller, lighter, consumes less power, has a higher data rate and larger storage capacity than the previous generation of tape-based recorders. We initially shipped units to customers for evaluation and testing in 2001 and subsequently began shipping production units in 2002. In development is a solid state version of the DDRs 400, which will operate in harsh environment conditions.

A significant portion of data acquisition and instrumentation recorder sales reflect purchases by prime contractors to the federal government, which can be subject to significant fluctuations. See “Markets—Data Acquisition/Instrumentation Recorders.” In addition, other factors relating to the markets for our instrumentation products and to competition in these markets may affect future sales of these products. See “Distribution and Customers, Competition,” and “New Product Development and Industry Conditions.”

Data Systems’ other products are primarily television after-market products (including spare parts) relating to television products that we manufactured in prior periods and continue to support.

Markets for Data Systems Products

Digital Archives and Mass Storage Libraries.    Our 19-millimeter mass storage tape drives and library systems are optimized for applications that must handle large amounts of data, such as those that process and store images, digital video and streaming data. Our markets are presently:

1.	Government intelligence gathering and archiving. In recent years, our products were selected for use in certain large government programs that required delivery of new systems over several years. We have significant market share in government directed streaming data applications, such as satellite telemetry and airborne intelligence gathering. Sales of service, spare parts and tape have been an important component of our total revenues, and we project that they will represent an increasing percentage of future total revenues as new system sales decline.

2.	Broadcast digital video and cable companies for long term archival requirements. Our digital video archive systems have become the industry standard due to their high performance and reliability, with installations at Viacom/CBS, Fox Broadcasting, USA Networks and Public Broadcasting Stations. The decline in advertising spending has caused this market to defer capital spending, including plans to purchase digital archives from us and our competitors.

3.	Oil and gas seismic archives with a customer base that includes Exxon/Mobil, Shell and Chevron/Texaco.

We believe that the emergence of applications that transmit video, graphics and other images over the Internet or private networks may create new markets for our data storage products. Our Management realizes that these applications will require bandwidth improvements to current information delivery systems before the information storage systems offered by us and others will be required. As these technical obstacles are overcome and commercial markets ultimately develop, we believe that we will experience aggressive competition from other companies, and there can be no assurance that we will be able to remain competitive against products ultimately offered by such companies.

Data Acquisition/Instrumentation Recorders.    Data Systems’ DCRsi recording drives and magnetic media are designed to acquire large volumes of data in stressful physical environments, and are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of aircraft. DCRsi products are used by U.S. and foreign military and intelligence agencies (including those of Germany, Japan and the United Kingdom), as well as by manufacturers of commercial airplanes, such as Boeing Corporation, and by Airbus, the consortium of European airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments.

The storage capacity and data transfer rates of our DCRsi products can be varied continuously from fractions of a megabit per second up to 240 megabits per second on its highest performance versions. These products perform in conditions of extreme shock and vibration, variations in gravitational force and temperature, humidity and electronic interference, such as those found in aircraft, helicopters and space vehicles. These products are designed for data interchange between locations and agencies. In ground-based applications, which generally are less harsh environments that do not require the ruggedness of a DCRsi recorder, the storage and analysis functions of DCRsi products can also be performed by our 19-millimeter DST and DIS mass data storage products.

The U.S and foreign government agencies continue to be the primary market for our DCRsi products. Sales to government agencies are subject to fluctuation as a result of changes in government spending programs (including defense programs) and could be adversely affected by pressure on government agencies to reduce spending. Any material decline in the current level of government purchases of our products could have a material adverse effect on us.

Distribution and Customers

We currently distribute our 19-millimeter products (including DST and DIS recorders) directly through our internal sales force, as well as through independent value-added resellers. Our DST products are sold to customers such as oil and gas companies, imaging companies, information and entertainment delivery companies, broadband telecommunications companies and government entities.

Our instrumentation recorders (including our DIS recorders) are sold primarily to prime contractors who in turn sell to government agencies involved in data collection, satellite surveillance and defense-related activities, as well as to defense contractors and other industrial users for testing and measurement purposes. Sales of instrumentation recorders are made through our internal domestic and international sales forces, as well as through independent sales organizations in foreign markets.

We currently operate a total of six sales offices, including four in the U.S., one in Japan and one in the United Kingdom.

Our sales to U.S. government agencies (either directly or indirectly through government contractors) represented approximately 63% of U.S. sales in fiscal 2002 compared to 52% in fiscal 2001 and 46% in fiscal 2000. Products sold for U.S. government use include primarily instrumentation recording systems. Sales to government customers are subject to customary contractual provisions permitting termination at the government’s election. See “Markets—Mass Data Storage and Instrumentation Products.”

In 2002, two customers, Lockheed Martin and ADIC, each individually accounted for more than 10% of total revenue and collectively accounted for 28.0% of total revenue. In 2001, one customer accounted for 14.1% of total revenue. In 2000, there were no customers who accounted for more than 10% of the total revenue.

Research, Development and Engineering

Scanning recording systems such as those developed by us involve extremely complex technology. As a result, we have developed extensive expertise in a wide area of technical disciplines and have developed fundamental innovations in digital image processing, magnetic recording technology and channel electronics. In 2002, we spent approximately 7.1% of total revenue for research and development programs and engineering costs, compared to 11.9% in 2001 and 11.5% in 2000. While the percentage of research, development and engineering expense to total revenues has remained relatively constant, the amount spent has declined substantially in response to lower sales levels. Future research, development and engineering spending may need to be reduced if Data Systems were to experience further declines in revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements. In prior years, we designed and manufactured a wide range of professional television products, and we patented many of our innovations. While we exited those markets several years ago, many patents covering innovations in the field remain in force. These technologies form the foundation of our digital patent portfolio that we are seeking to exploit with new licensing agreements covering digital cameras, DVDs and computer games. In recent years, with respect to current products, we have allocated a major portion of our research and development budget to the 19-millimeter digital recording technology including the introduction of double and then quad-density recorders and expansion modules for our DST and DIS products and to sustaining engineering on all of our product lines. We will continue our sustaining engineering processes and, with available funds, develop lower cost versions of our data acquisition and instrumentation products, such as the recently developed DDRs disk-based recorder, and to improve the ability of these products to interface with other companies’ products. See “Products—Mass Data Storage and Instrumentation” above. We will also continue researching other new product opportunities that capitalize on our expertise and patented technology in digital image processing, magnetic recording and channel electronics. All of our research, development and engineering efforts are subject to certain risks and uncertainties described below under “New Product Development and Industry Conditions,” and there can be no assurance that any of these efforts will be technologically or commercially successful.

Patents, Licenses and Trademarks

As a result of our ongoing research and development expenditures, we have developed substantial proprietary technology, certain of which we have elected to patent or to seek to patent. As of December 31, 2002, we held over 700 patents and patent applications, including approximately 300 patents in the U.S., approximately 400 corresponding patents in other countries, and approximately 80 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to our recording technology. We continually review our patent portfolio and allow non-strategic patents to lapse, thereby minimizing substantial renewal fees.

We have granted numerous royalty-bearing patent licenses to, and hold patent licenses from, third parties. Certain of our patented innovations have been adopted for use in mass market consumer products, and as a result, we receive the majority of our licensing royalties from foreign manufacturers of analog and digital video tape recorders. Several of our patents covering analog VCRs expire by 2003. Late in 2001, we entered into an agreement with a major Japanese manufacturer of digital camcorders to license our intellectual property which resulted in payments on prior period shipments of products amounting to $3 million. We have contacted other unlicensed manufacturers of digital camcorders and have initiated licensing discussions with them. There can be no assurance that such licensing efforts (including any necessary litigation) will be successful.

We also believe that we have patents that are used in the manufacture of digital still cameras, DVDs, video games and other consumer electronic products. We intend to offer licenses to major manufacturers of these products. We will continue to evaluate additional products as potential licensing opportunities to the extent that our technical and financial resources permit. We have not granted any licenses under our scanning recorder patents specifically for data storage applications, but we may do so in the future if we determine that this would support our marketing strategy.

It is not possible to predict the amount of royalty income that will be received in the future. Royalty income has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent of use of our patented technology by third parties, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. Moreover, there can be no assurance that we will continue to develop patentable technology that will generate significant patent royalties in future years.

U.S. patents are, at present, in force for a period of 20 years from the date of application and patents granted by foreign jurisdictions are generally in force for between 14 years to 20 years from the date of application. We have obtained our present patents over the course of the past 20 years and, accordingly, have patents in force that will expire from time to time over the next 20 years. Patents are important to our current overall business, both as a source of protection of the proprietary technology used in our current products, and as a source of royalty income. While results of operations would be adversely affected by the loss of patents that generate significant royalty income, Management believes that none of our current product lines is materially dependent upon a single patent or license or group of related patents or licenses, and that timely introduction of products incorporating new technologies or particularly suited to meet the needs of a specific market or customer group is a more important determinant of the success of our current business. Nevertheless, there can be no assurance that we will continue to develop patentable technology that will be able to generate significant patent royalties in future years to replace patents as they expire. See “Research, Development and Engineering.”

In 2001, one licensee accounted for 10.7% of total revenue. There were no licensees who accounted for more than 10% of the total revenue in 2002 and 2000.

We regard our trademark “Ampex” and our logo as valuable to our businesses. We have registered our trademark and logo in the U.S. and a number of foreign countries. U.S. trademark registrations are generally valid for an initial term of 10 years and renewable for subsequent 10-year periods. We have not granted any material rights to use our name or logo to any other third party.

Our trademarks used in this report include Ampex, DCT, DST, DCRsi and DIS, all of which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

Manufacturing

Our products are manufactured at our facilities in Redwood City, California and Colorado Springs, Colorado. Products are designed and engineered primarily in Redwood City. Because our mass data storage products incorporate many of the technologies and components of our 19-mm-based videotape recorders, the manufacturing process of the mass data storage products has benefited from the existing video recorder production facilities and techniques.

We believe that our Colorado Springs, CO manufacturing facility is larger than required or projected to be required to accommodate business growth in the foreseeable future. Accordingly, we are seeking a tenant to lease up to 150,000 square feet of presently underutilized space.

We maintain insurance, including business interruption insurance, that Management considers to be adequate and customary under the circumstances. However, there is no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our current insurance.

Sources of Supply

We use a broad variety of raw materials and components in our manufacturing operations. While most materials are readily available from numerous sources, we purchase certain components, such as customized integrated circuits and flexible magnetic media, from a single domestic or foreign manufacturer. Significant delays in deliveries of, or defects in the supply of, such components could adversely affect our manufacturing operations pending qualification of an alternative supplier. In addition, we produce highly-engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we may depend may be limited. We do not generally enter into long-term raw material supply contracts. In addition, many of the components of our products are designed, developed and manufactured by us, and thus are not readily available from alternative sources.

Fluctuations in Operating Results; Seasonality and Backlog

Our sales and results of operations are generally subject to quarterly and annual fluctuations. Factors affecting operating results include: customer ordering patterns; availability and market acceptance of new products; timing of significant orders and new product announcements; order cancellations; receipt of royalty income; and numerous other factors. Our revenues are typically dependent upon receipt of a limited number of customer orders involving relatively large dollar volumes in any given fiscal period, increasing the potential volatility of our sales revenues from quarter to quarter. In addition, sales to government customers (primarily sales of DCRsi instrumentation products) are subject to fluctuations as a result of changes in government spending programs, which can materially affect our gross margin as well as our sales. Sales of most of our products have historically declined during the first and third quarters of our fiscal year, due to seasonal procurement practices of our customers.

A substantial portion of our backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Our backlog of firm orders at December 31, 2002 was $4.7 million, compared to $4.6 million at December 31, 2001 and $3.4 million at December 31, 2000. We do not generally include foreign orders in backlog until we have obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

We encounter significant competition in all our product markets. Although our competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages.

We compete in the mass data storage market with a number of well-established competitors, such as IBM Corporation, Storage Technology Corporation, Sony Corporation and ADIC as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. In the mass data storage market, we believe that the principal competitive factors are product performance, cost of equipment and media, product reliability and availability of service and support. We believe our strongest competitive advantage is in the area of product performance. However, DST products are relatively expensive in comparison to other competitive products, and are generally cost effective only if the customer requires the high level of performance and storage capacity of DST products. While we are working to reduce the cost of its DST products, the prices of other storage systems, such as disk drives, are also declining. In addition, although DST products offer faster data access times than competing tape-based library systems, magnetic disks deliver faster data access than DST products. There can be no assurance that we can compete successfully on a long-term basis in the mass data storage market.

In the instrumentation market, we compete primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony Corporation, L-3 Communications Corporation, Calculex and Sypris Solutions, Inc. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined. The principal competitive factors in this market are cost, product reliability, product performance and the ability to satisfy applicable government procurement requirements.

New Product Development and Industry Conditions

The data storage and instrumentation industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on sales and results of operations. Although we have completed development of our third-generation mass data storage drives and robotic library systems, we must continue to invest in research and development programs to improve these products and develop new products. Due to declining sales levels, over the past few years, we have been required to reduce amounts invested in research, development and engineering. If this trend continues, our ability to remain competitive will be affected. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that our new products or technology will be competitive. See “Competition.” Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

Sales of our instrumentation products can be significantly affected by changes in government spending levels. See “Markets—Mass Data Storage and Instrumentation Products—Data Acquisition Instrumentation Recorders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International Operations

Substantially all of our licensing income is derived from foreign customers. Sales of products to foreign customers accounted for approximately 15.6% of net sales in fiscal 2002, compared to 19.6% in fiscal 2001 and 20.6% in 2000. Foreign marketing operations are conducted primarily through local distributors and agents, with support from our internal marketing and sales organization. See “Distribution and Customers.”

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

In certain prior periods, declines in the value of the U.S. dollar in relation to certain foreign currencies have favorably affected our international operations, and in other periods the strength of the dollar relative to such currencies has adversely affected our operations. Fluctuations in the value of international currencies can be expected to continue to affect our operations in the future, although the impact will be less significant than it was in periods with a higher proportion of sales in foreign currencies. We currently do not hedge our assets that are denominated in foreign currencies. U.S. export sales are denominated in U.S. dollars.

See Note 21 of Notes to Consolidated Financial Statements for additional information concerning our foreign operations.

Environmental Regulation and Proceedings

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational

Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2003 or 2004 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. We are engaged in six environmental investigation, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 2002, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and we expect to spend a similar amount in fiscal 2003 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2002, we had an accrued liability of $0.9 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to the former Media sites discussed above. Based on facts currently known to Management, they believe it is only remotely likely that our liability in connection with such pending matters, either individually or in the aggregate, will be material to our financial condition or results of operations or material to investors.

While we believe that we are generally in compliance with all applicable environmental laws and regulations or have plans to bring operations into compliance, it is possible that we will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because we conduct our business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on our business, operating results or cash flow. There can be no assurance that we will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

Employees

As of December 31, 2002, in our continuing operations we employed 145 people worldwide, compared to 156 at December 31, 2001 and 260 at December 31, 2000. Approximately 10% of our current worldwide workforce is employed in our international operations, compared to 12% at December 31, 2001 and 8% at December 31, 2000. No employees are covered by any collective bargaining agreement. We are dependent on the performance of certain key members of Management and key technical personnel. We have not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as our Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings

Incorporated, a privately-owned Delaware holding company and a Company stockholder. Mr. Bramson currently devotes most of his time to the management of Ampex. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on us.

As of December 31, 2000, in our discontinued operations we employed 75 people in our Internet affiliates and 53 people at MicroNet.

Pension Plan Matters

In 1994, Ampex, the Pension Benefit Guaranty Corporation (the “PBGC”), certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into certain agreements in connection with the liquidation of our former parent, NH Holding Incorporated (“NHI”), relating to our pension plans and those of our former Media subsidiaries, which are substantially underfunded. See Note 16 of Notes to Consolidated Financial Statements. We are also contingently liable to fund the Media plan if Media fails to do so. Pursuant to these agreements, Hillside has advanced us $4.0 million for pension contributions that were scheduled in 2002 and 2001 that we were unable to make. We anticipate that due to our limited resources, Hillside will be required to fund future contributions and such amounts are projected to be significant. In this event, we will issue additional notes to Hillside. Under the terms of the notes, accrued interest is payable quarterly, a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. During 2002, $450,000 was repaid on the Hillside Notes. We have granted Hillside a security interest in Data System’s inventory and other assets as collateral for advances which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities. In 1994, we discontinued accrual of benefits under the pension plans, but have continued to fund our plan in accordance with ERISA.

ITEM 2.    PROPERTIES

As of December 31, 2002, our principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Redwood City, California	RD&E, manufacturing, sales and licensing (1)	91,760
New York City, NY	Executive offices (2)	19,000
Colorado Springs, Colorado	Manufacturing (3)	229,961
Chineham, Basingstoke, England	Sales and service (4)	3,283
Tokyo, Japan	Sales and service (5)	3,886

(1)	We are attempting to sublet 60,000 square feet representing a two-story building that we no longer occupy. The lease term extends to September 2008.
(2)	This facility lease terminates in April 2008.
(3)	This property is subject to a deed of trust securing Senior Discount Notes issued by Data Systems in November 2000. The facility is underutilized by Data Systems and we are seeking a tenant to lease up to 150,000 square feet of the facility.
(4)	These facilities are leased under a five-year lease. The lease term extends to December 2007.
(5)	These facilities are leased under leases that expire during July 2003. The current plan is to renew the leases on a year-to-year basis.

In addition to the properties and leased facilities listed above, we lease office space and warehouse facilities from time to time at various domestic and foreign locations.

We believe that our current facilities, including machinery and equipment, are generally in good condition, well-maintained and suitable for their intended uses, and that our facilities have, and will continue to have, adequate capacity to accommodate our present needs and business growth for our present products in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while we were a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have requested the Franchise Tax Board to supply us with information in support of the outstanding assessments which, with interest and penalty, totaled approximately $2.8 million at December 31, 2002. We have petitioned the State Board of Equalization and intend to appeal these assessments. Adverse determination of this appeal could have a material adverse effect on our liquidity.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2003 or 2004 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. We are engaged in six environmental investigation, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. The other five sites (including the four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 2002, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expect to spend a similar amount in fiscal 2003 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2002, we had an accrued liability of $0.9 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe it has no contingent liability in connection with such pending matters, either individually or in the aggregate, material to our financial condition or results of operations or material to investors.

While we believe that we are generally in compliance with all applicable environmental laws and regulations or have plans to bring operations into compliance, it is possible that we will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because we conduct our business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on our business, operating results or cash flow. There can be no assurance that we will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of February 1, 2003 are as follows:

Name	Age	Position
Edward J. Bramson	51	Chairman and Chief Executive Officer
Craig L. McKibben	52	Vice President, Chief Financial Officer and Treasurer
Robert L. Atchison	65	Vice President
Joel D. Talcott	61	Vice President and Secretary
Sharon M. Genberg	60	Vice President

Each of our executive officers serves in such capacity at the discretion of the Board.

Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been our Chief Executive Officer. Mr. Bramson also serves as Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated, First Jeffson Corporation and Second Jeffson Corporation, and is a limited partner of Newhill Partners, L.P. These entities, which are private investment holding companies, may be deemed to be our affiliates. Mr. Bramson is also a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976.

Craig L. McKibben is Vice President, Chief Financial Officer, Treasurer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. Mr. McKibben also serves as Vice President and Treasurer and a director of Ampex Holdings Corporation, as Vice President and Treasurer of Ampex Data Systems Corporation, and as President, Chief Financial Officer and a director of Ampex Finance Corporation. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated and is a Vice President of First Jeffson Corporation and Second Jeffson Corporation. Mr. McKibben also serves as disbursing agent of NHI, our former parent. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

Robert L. Atchison is Vice President of the Company. Since January 1994 he has been responsible for all our operating activities, and in 1996 assumed responsibility for certain of our sales and marketing activities. From April 1991 to January 1994, he was responsible for our engineering and operations. Mr. Atchison also serves as Vice President and a director of Ampex Data Systems Corporation and as President and a director of Ampex International Sales Corporation, wholly-owned subsidiaries of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for our patent licensing activities (having served as Patent Counsel from 1991 to 1987), and has supervisory responsibility for investor relations and corporate communications functions. Mr. Talcott also serves as Chairman of Ampex Data Systems Corporation, as Vice President and Secretary and a director of Ampex Data Systems Corporation, Ampex Finance Corporation and Ampex International Sales Corporation and as Vice President and Secretary of Ampex Holdings Corporation, wholly-owned subsidiaries of the Company.

Sharon M. Genberg is Vice President of the Company, a position she was appointed to in June 2002. She held the position of Director, Human Resources for 10 years prior to her appointment. She is responsible for all employment activity, employee benefit programs, compensation, training and development, facilities, maintenance, telecommunications, safety and security.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low prices for our Class A Common Stock for each quarter during fiscal 2002 and 2001. Since January 16, 1996, the Class A Common Stock has been traded on the American Stock Exchange under the symbol “AXC.”

Fiscal Year	High	Low
2002
First Quarter	$0.29	$0.12
Second Quarter	0.17	0.10
Third Quarter	0.12	0.06
Fourth Quarter	0.15	0.07

2001
First Quarter	$0.87	$0.26
Second Quarter	0.73	0.26
Third Quarter	0.38	0.07
Fourth Quarter	0.20	0.10

As of February 28, 2003, there were 920 holders of record of our Class A Common Stock.

The table below provides information relating to our equity compensation plans as of December 31, 2002.

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by Shareholders	2,583,947	$0.69	7,019,344 (1)

(1)	This number includes 2,500,000 shares issuable as stock bonuses or direct stock purchase rights under our 2000 Stock Bonus Plan.

We have two equity compensation plans—our 1992 Stock Incentive Plan and our 2000 Stock Bonus Plan. Both of these plans were approved by our common stockholders, and provide for the issuance of shares of our Class A Common Stock. These plans do not provide for the issuance of any other class of our equity securities. We have no other equity compensation plans or individual compensation arrangements under which additional equity securities may be issued.

We have not declared any dividends on our Common Stock since our incorporation in 1992 and have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of the indentures for the Senior Notes, Senior Discount Notes and certain other agreements and of our outstanding Noncumulative Preferred Stock as to the declaration of dividends. Under current circumstances, we may not pay any cash dividends on our Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 10 and 13 of Notes to Consolidated Financial Statements.

On or about October 29, 2001, we issued and sold to Sherborne & Company Incorporated (now named First Jeffson Corporation (“FJC”)), 1,000,000 shares of our Class A Stock having a market value at the time of issuance of approximately $160,000. The shares were issued as a commitment fee for the line of credit extended by FJC to our subsidiary, Ampex Data Systems Corporation, and no separate cash consideration was received by us. The shares were not registered under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption contained in Section 4(2) thereof for any transaction not involving a public offering of securities. FJC is wholly-owned by Edward J. Bramson, the Chairman and Chief Executive Officer of the Registrant. The transaction was negotiated directly between us and FJC, and no underwriter, broker or dealer was involved in the transaction. Subsequently, we registered such shares with the Securities and Exchange Commission for resale under the 1933 Act.

During fiscal 2002, we redeemed 2,148 shares of Redeemable Preferred Stock and 51 shares of Convertible Preferred Stock by issuing to the holders 1,718,400 shares and 40,800 shares of our Class A Common Stock, respectively. No cash or other consideration was paid or received by us, directly or indirectly, in connection with the redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 6.    SELECTED FINANCIAL DATA

The financial data required by Item 6 is included immediately following Item 15 hereof.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories and the adequacy of allowances for returns and doubtful accounts. Actual amounts could differ significantly from these estimates.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Products sold are generally covered by a warranty for periods ranging from 90 days to one year. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we can not guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income or loss, projected future taxable income or loss, and the expected timing of the reversals of existing temporary differences.

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

Pension and Other Postretirement Benefits

The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 16 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. Our domestic employees participate in a qualified noncontributory defined benefit pension plan. In early 1994, we amended the plan to terminate benefit service and compensation credit accruals as of February 1, 1994. To the extent that there is an increase or decrease to our pension liabilities based on our annual actuarial valuation, we record the change directly to the minimum pension liability account, which is part of stockholders’ deficit. We remain the plan sponsor of a pension plan (“Media Plan”) although we disposed of the company (“Media”) in November 1995. Media is contractually required to provide funding for its obligations. We include a nominal reserve in our liabilities for the Media Plan’s unfunded status which is substantially less than the actuarial determined unfunded plan liability, which totaled $15.7 million at December 31, 2002. Certain of our former employees of a closed foreign subsidiary were covered by a contributory pension plan. We include a reserve in our liabilities for the plan’s unfunded status based on an actuarial valuation.

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

Contingencies

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

Overview

In 2002, we generated cash from continuing operations of $3.1 million which was an improvement over 2001 when we generated $0.7 million. Although sales levels at Data Systems in 2002 were down by approximately 3% from 2001 levels, a favorable sales mix of government contracts and beneficial effects of our cost reduction activities enabled Data Systems to report operating income of $4.3 million in 2002 compared to an operating loss of $5.4 million in 2001. On the other hand, results of our corporate licensing division were adversely affected during 2002 by the pending expiration of our analog video tape recorder patents and the expiration of a licensing agreement covering other patents. As a result, our royalty income declined to $4 million in 2002, down from $12 million in 2001. We are attempting to negotiate additional licenses of our digital camcorder patents and to enter into new licensing agreements covering our patents which we believe are being used in a variety of other digital consumer products such as digital still cameras and DVDs. Patent negotiations are time consuming and complex, and there can be no assurance that we will be able to successfully negotiate new licensing agreements.

In prior years we exited the Internet business and discontinued certain other operations which were losing money. At the time of their closure we provided reserves for expected shut down costs and future commitments for which we remained obligated to make payment. In 2002, we made payments of $1.3 million against such commitments, whereas in 2001 our discontinued operations used $8.6 million in cash. We have been able to conserve cash by borrowing funds from a former affiliated company to fund $4.0 million of our pension contributions due in 2002 and 2001. We anticipate requiring this affiliate to make future pension contributions on our behalf which will increase our indebtedness by an equivalent amount. We restructured our senior debt in 2001, whereby we extended the maturity dates into the future and agreed to limit cash payments of interest and principal solely to the extent of “Available Cash Flow” which is based largely on royalty income less operating expenses and certain other permitted expenditures. In 2002, we reported total interest expense of $8.5 million, paid $1.2 million in cash and capitalized the balance as additional debt.

Our 2002 financial results were affected by a number of non-cash transactions, including a $6.7 million decrease in reserves provided on prior years’ foreign, Federal, state and deferred income taxes for years that have been closed to audit or are otherwise determined not to be required. We increased the restructuring reserve by $2.2 million to reflect the depressed Bay Area commercial real estate market where we remain obligated to pay rent on a facility that we abandoned in 2001. Also, while not a component of “Net Loss,” included in the determination of “Comprehensive Loss” is a charge of $26.2 million to minimum pension adjustment to reflect an actuarially computed increase in accumulated pension obligations over pension plan assets.

We ended 2002 with $9.0 million in cash representing a slight increase from year-end 2001. We believe that our cash balances together with the projected results from Data Systems and royalties from agreements presently in effect should be sufficient to satisfy all projected cash obligations for 2003. The results of our operations and the liquidity of our business are more fully discussed below.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Licensing Revenue and Product Groups

We have two operating segments: (1) high-performance mass data storage systems, instrumentation recorders and professional video products made by Data Systems; and (2) licensing of intellectual property by Ampex. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 20 to Consolidated Financial Statements.

The first operating segment includes Data Systems’ three principal product groups:

•	Mass data storage systems, including Data Systems’ 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts;

•	Instrumentation recorders, including Data Systems’ data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and aftermarket parts; and

•	Professional video products, consisting principally of television aftermarket products that Data Systems continues to support but no longer manufactures.

Our intellectual property licensing segment generates royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.

No other class of similar products accounted for more than 15% of consolidated revenue during the comparison periods discussed below.

The following table shows licensing revenue and sales of Data System’s products by product group for the past three years.

	2002	2001	2000
	(in millions)
Ampex Corporation
Licensing revenue	$4.0	$12.1	$12.3

Ampex Data Systems Corporation
Mass data storage tape drives and Library systems	$19.5	$19.1	$25.7
Data acquisition and Instrumentation recorders	10.5	9.6	14.7
Other	3.0	5.3	7.2

Total net product sales	$33.0	$34.0	$47.6

Results of Operations for the Three Years Ended December 31, 2002

Net Product Sales.    Net sales decreased by 2.8% to $33.0 million in 2002 from $34.0 million in 2001, compared to $47.6 million in 2000. In 2002, the sales decline compared to 2001 was primarily due to lower analog television aftermarket sales, offset in part by greater DST and instrumentation product sales. The increase in DST and instrumentation product sales was primarily attributed to sales to government customers who use our products for imaging and intelligence gathering. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has recently experienced an increase in activity as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2002. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future.

Our backlog of firm orders was $4.7 million at December 31, 2002 compared to $4.6 million at December 31, 2001. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods. See “Business—Fluctuations in Operating Results; Seasonality; Backlog.”

Royalties.    Royalty income was $4.0 million in 2002, $12.1 million in 2001 and $12.3 million in 2000. Our royalty income is derived from licenses of our patents. We receive most of our royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. Certain license agreements have recently expired and our patents covering analog VCRs have expired which has caused the decline in royalty income between 2002 and 2001. We are negotiating with former licensees terms by which we will extend the license of our intellectual property.

We believe that manufacturers of digital cameras, computer video games and DVD recorders are using our digital technology and we have had technical and preliminary business discussions with certain manufacturers concerning the possible license of one or more of our patents for such use. In the fourth quarter of 2001, we received royalties for past use of our technology from a manufacturer of 6 millimeter digital camcorders. We are receiving ongoing payments for current period shipments of such products. There can be no assurance that we will be successful in negotiating additional licenses with other manufacturers of digital camcorders although we are attempting to do so.

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

Gross Profit.    Gross profit as a percentage of net sales was 38.8% in 2002, 28.0% in 2001 and 38.8% in 2000. The increase in gross profit percentage in 2002 was due to a greater percentage of sales represented by Data Systems’ higher margin instrumentation product sales and growth in service contract revenue coupled with an overall decline in fixed manufacturing costs due to cost reduction programs carried out in earlier quarters. In 2001, we provided a $2.1 million reserve to write down the carrying value of inventory that our sales forecast indicated may not be utilized during the next 24 months.

Intellectual Property Costs.    Intellectual property costs relate to those expenditures incurred by our in-house patent department in procuring royalty income. During the three years ended December 31, 2002, we did not incur any significant expenditures associated with patent enforcement litigation. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us.

Selling and Administrative Expenses.    Selling and administrative expenses decreased to $11.2 million (30.3% of total revenue) in 2002 from $14.2 million (30.9% of total revenue) in 2001 and $15.1 million (25.3% of total revenue) in 2000. Selling and administrative costs declined in 2002 compared to 2001 and 2000 as a result of savings realized due to a reduction in headcount and relocation of certain administrative functions from Redwood City, CA to Colorado Springs, CO.

Research, Development and Engineering Expenses.    Research, development and engineering expenses represented 7.1%, 11.9% and 11.5% of total revenue in 2002, 2001 and 2000, respectively. We do not capitalize any RD&E expenditures. We substantially completed our third generation DST product line “quad density” in mid 2001 and reduced headcount to focus our RD&E efforts in sustaining engineering activities. In addition, in recent years, we have decreased the amount spent in research, development and engineering programs due to declining sales levels. We may be required to make additional cuts in RD&E spending if Data System’s sales decline significantly from current levels.

Restructuring Charges (Credits).    In 2002, we recorded a net restructuring charge of $2.2 million, which included future rental payments net of estimated sublet income, with respect to a vacated administrative building in Redwood City, CA reflecting the depressed conditions in the Bay Area real estate market. In 2001, when we initiated the action to consolidate our activities in Redwood City we vacated one administrative building and wrote-off associated leasehold improvements for a restructuring charge of $3.5 million. In addition, the restructuring charge in 2001 included $1.0 million in connection with the elimination of 86 positions in engineering, manufacturing and administration in Redwood City, CA and Colorado Springs, CO. During 2002 and 2001, we paid $1.3 million and $1.5 million, respectively, related to employee termination benefits and lease costs of abandoned facilities. The remaining balance of accrued restructuring costs at December 31, 2002 will substantially be paid in 2003 and 2004. We evaluate the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and may make additional adjustments in future periods if we determine that our actual obligations will differ significantly from remaining amounts accrued.

Operating Income (Loss).    We reported an operating loss of $0.2 million in 2002 compared to an operating loss of $2.3 million in 2001 and an operating income of $7.7 million in 2000. The reduced operating loss in fiscal 2002 compared to fiscal 2001 was primarily due to higher gross profit on product sales and lower selling and administrative expenses and research, development and engineering expenses due to headcount reductions, offset by lower royalty income. The operating loss in fiscal 2001 compared to the operating income in fiscal 2000 was primarily due to the decline in sales of Data Systems’ products, a write-down in inventory carrying values for potentially surplus material and a charge of $3.5 million for restructuring of continuing operations.

Interest Expense.    Interest expense increased in fiscal 2002 to $8.5 million, of which $1.2 million was paid in cash during the year, compared to $7.2 million in fiscal 2001, of which $2.7 million was paid in cash during the year, reflecting increases in the outstanding amount of senior debt and additional borrowings from Hillside. The increase in interest expense in fiscal 2001 when compared to the $5.7 million in fiscal 2000, of which $5.3 million was paid in cash during the year, is largely a result of the issuance of Senior Discount Notes in November 2000. Interest expense in future years will increase due to the capitalization of interest on the senior notes not paid in cash from Available Cash Flow as well as from additional notes issued to Hillside in the event they make future years’ pension contributions.

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

Other (Income) Expense, Net.    Other (income) expense, net consists primarily of foreign currency transaction gains and losses resulting from our foreign operations. In 2000, other income included the value of the settlement of certain litigation between a shareholder of a former Internet investment and us.

Provision for Income Taxes.    During the year ended December 31, 2002, we decreased reserves provided on prior years’ foreign, Federal, state and deferred income taxes for years that have been closed to audit or otherwise determined not to be required, which resulted in a non-cash benefit of income taxes of $6.7 million. A provision for income taxes in the years ended December 31, 2002, 2001 and 2000 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2002, we had net operating loss carry forwards for income tax purposes of $191.7 million, expiring in the years 2005 through 2022. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. In addition, our royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations.    In February 2001, we closed MicroNet, a wholly-owned subsidiary that made high performance disk arrays and storage area networks, established a reserve of $2.1 million for the costs of closure and wrote off our investment of $4.2 million as of December 31, 2000. We transferred MicroNet assets to an entity that distributed the asset sale proceeds to MicroNet creditors.

Through December 31, 2002, we paid and charged $1.3 million against the net liability of discontinued operations. During 2001, we entered into sublease agreements that reduced our estimated future lease costs by $0.4 million, which was recognized as income from discontinued operations. The remaining balance of the MicroNet reserve totals $0.4 million and is included in our net liabilities of discontinued operations. This obligation has not been discounted to present value.

A summary of the operating results of MicroNet are as follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Revenues	—	—	12,128
Costs and operating expenses excluding amortization	—	—	(16,277)
Goodwill amortization	—	—	(1,213)
Operating loss	—	—	(5,362)
Income (loss) from discontinued operations	—	378	(5,362)

In July 2001, we closed iNEXTV’s Internet video operations in New York City and ceased future funding of its other affiliates. We established a reserve of $10.3 million at June 30, 2001 to write down our investment to net realizable value and to provide for the costs of closure. In addition, the net liabilities of iNEXTV reflected on the balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. During 2001 and 2002, we paid and recorded charges of $2.0 million and $1.1 million, respectively, against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $3.7 million at December 31, 2002.

A summary of the loss on disposal of iNEXTV are as follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Impairment charge	—	(4,602)	—
Provision for closure	—	(5,736)	—
Loss on disposal of discontinued operations	—	(10,338)	—

A summary of the operating results of iNEXTV are as follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Revenues	—	188	2,896
Costs and operating expenses excluding amortization	—	(6,277)	(23,113)
Goodwill amortization and writedown of assets	—	(211)	(5,412)
Operating loss	—	(6,300)	(25,629)
Equity in loss of unconsolidated subsidiary	—	(999)	(903)
Loss from discontinued operations	—	(7,294)	(26,536)

Net Loss.    We reported a net loss of $2.8 million in 2002, $28.1 million in 2001 and $36.7 million in 2000, primarily as a result of the factors discussed above under “Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock.    We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares are valued at $2.50 per share which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the year ended December 31, 2002, 2001 and 2000 of $4.2 million, $5.7 million and $1.3 million, respectively.

Other Comprehensive Loss.    In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” we have recorded in “Accumulated Other Comprehensive Income” a non-cash charge of $26.2 million to increase the additional minimum pension liability to $64.2 million, representing the excess of accumulated benefit obligations over the fair value of plan assets at December 31, 2002 that is yet to be recorded in our Income Statement as unfunded accrued pension cost. We terminated benefit service and compensation credit accruals under the pension plan in 1994 and since that date pension expense recorded in Net Income (Loss) has not been material. In future years, as a result of plan assumptions, the underfunded status of the plan may result in the recognition of non-cash pension losses which would be charged to operations.

Inflation and Changing Prices     Our Management does not believe that inflation or changing prices have had any material impact on our net sales, revenues or income from continuing operations for the fiscal years 2002, 2001 or 2000.

Liquidity and Capital Resources

General.    As a result of continuing losses, our liquidity has declined materially in recent years. In response, we have been required to restructure and extend the maturity date of our long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to our employee retirement pension plan. We have also significantly restructured and down-sized the operations of Data Systems, extended trade accounts payable balances and borrowed funds from an affiliate.

Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for at least the next 12 months. We are also attempting to negotiate new licensing agreements with manufacturers of digital camcorders, still cameras and DVDs. Until such agreements are concluded, our royalty income stream will be substantially lower than levels realized in prior years.

Our expectations as to our cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond our control. If we experience a decrease in demand for our products we maybe required to further reduce expenditures, borrow additional funds, or raise additional equity. There can be no assurance that we will be successful in these efforts, the failure of which may have a material adverse effect on our ability to achieve our intended business objectives.

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

The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow”, which includes all future royalty proceeds received by Ampex, net of withholding taxes, less certain debt and pension payments and specified operating expenses and a working capital reserve of up to $2.5 million. We are required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture, which could allow the Noteholders the right to accelerate the indebtedness and foreclose on their liens. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by us, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the year ended December 31, 2002, Available Cash Flow totaled $1.0 million.

For the year ended December 31, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $2.0 million and $6.1 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes which represented Available Cash Flow during 2002. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $2.7 million, representing accrued interest for the period February 28, 2002 to August 15, 2002, were issued on August 15, 2002. In addition, additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 16, 2002 to February 15, 2003 were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

Cash Flow.    We generated cash from continuing operating activities totaling $3.1 million in 2002 compared to $0.7 million in 2001. We used cash from continuing operating activities totaling $7.3 million in 2000. Cash used by discontinued operations totaled $1.1 million in the year ended December 31, 2002, $8.6 million in the year ended December 31, 2001 and $26.8 million in the year ended December 31, 2000.

Pursuant to an agreement between us, Hillside Capital Incorporated (“Hillside”) and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made five pension contributions totaling $4.0 million through December 31, 2002, and has been issued notes by us in the amount of the pension contributions. We currently anticipate that for fiscal 2003 there will be no pension payments required by Ampex or Hillside based on the most recent actuarial valuation. However, substantial contributions are expected to be required beginning in 2004. It is anticipated that future contributions will be funded by Hillside. In that event, we would issue additional notes to Hillside in an equivalent amount. Under the terms of the notes, accrued interest is payable quarterly, a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. During 2002, $450,000 was repaid on the Hillside Notes. The Notes are secured by a lien on Data Systems’ inventories. In September 2002, Ampex and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the Management of substantially all of the pension plan assets.

In October 2001, Data Systems entered into a revolving credit agreement with an affiliate, under which it borrowed $1 million, secured principally by the borrower’s inventories. We had guaranteed all borrowings. The facility was repaid in full on March 31, 2002 and it will not be renewed or replaced. Management’s current projections indicate that Data Systems should generate sufficient liquidity to meet its obligations in 2003.

Our finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. At December 31, 2002, the Company had letters of credit issued against the facility totaling $1.1 million against which the Company has provided cash collateral. The Company is seeking to replace this line of credit with a new line of credit but has not received any binding commitments to date.

In June 2002, the staff of the American Stock Exchange (“Amex”) notified us that it had accepted our plan to bring itself into compliance with the Amex listing standards by June 30, 2003 and is continuing the listing of our Common Shares pursuant to this extension. By such date, we are required to have stockholders’ equity in excess of $4.0 million. At December 31, 2002, we reported a stockholders’ deficit of approximately $148 million. It does not appear likely that we will attain compliance with the Amex’s continued listing requirements by June 30, 2003, which is dependent on a number of factors that are beyond our control, including equity capital market conditions. Furthermore, the Amex has advised us that it may initiate delisting proceedings at any time, notwithstanding the extension it has provided us. If our Common Stock is delisted by the Amex, the market for our Common Stock may be adversely affected.

An aggregate listing of our contractual obligations and commercial commitments is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Senior debt (a)	64,959	—	10,674	—	54,285
Other debt (b)	1,269	300	819	2,440	—
Capital lease obligations	27	17	10	—	—
Operating leases (c)	16,682	3,763	5,736	5,539	1,644
Other long-term obligations (d)	58,990	728	21,539	21,381	15,342

(a)	The maturity date of the Senior Discount Notes is January 2005 and the maturity date of the Senior Notes is August 2008. Pursuant to these agreements, substantially all Available Cash Flow is to be applied first to the Senior Discount Notes in full repayment of principal and accrued interest and second to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 10 to Consolidated Financial Statements.
(b)	Other debt includes Hillside notes payable. See Note 10 to Consolidated Financial Statements.
(c)	Operating leases include facility rentals of discontinued operations or abandoned leaseholds which we are attempting to sublease. Amounts shown above exclude projected sublease rental income which we have included in establishing reserves for the closure of discontinued operations or reserve for restructuring.
(d)	Other long-term obligations include estimated pension contributions for the Ampex Corporation Employees’ Retirement Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected or the actuarial assumptions change, future pension contributions could increase over amounts shown above. Contributions due to the Media Plan are excluded from the above schedule since Media is primarily obligated to make such contributions. Hillside is contractually obligated to advance us or Media funds sufficient to make pension contributions if we or Media do not have the ability to do so. See Note 16 to Consolidated Financial Statements. Other long-term obligations also include a foreign defined benefit plan, a foreign retirement allowance and domestic supplementary retirement plans which are included in our liabilities at $9.3 million.

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby Letters of Credit (a)	1,143	—	—	1,143	—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

Off-Balance Sheet Arrangements.    During fiscal 2002 we did not have any off-balance sheet arrangements that have or will be reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have included the disclosures required by SFAS 148 in Note 15—“Common Stock, Stock Options and Warrants.” We do not intend to adopt the accounting provisions of FAS 123 for employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

We, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage we believe the fair value of these indemnification agreements is minimal.

Our sales agreements indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any claim.

In addition, we have guaranteed certain lease payments with respect to equipment and real estate of subsidiaries as disclosed in Note 3 and 18 of Notes to Consolidated Financial Statements. We have recorded a liability for substantially the full amount of our guarantee, net of the anticipated sublease income expected to be realized.

As more fully described in Note 16 of Notes to Consolidated Financial Statements, we are contingently liable to provide funding for plan benefits under a pension plan of a former affiliate (“Media”) which was sold in 1995. Presently the unfunded accumulated benefit liability is $15.7 million, substantially all of which is not recorded as a liability by us.

We may have continuing liability with respect to environmental contamination at certain sites associated with the operations of Media. If Media fails to discharge its responsibilities with respect to such sites, we may be liable. We have not accrued any liability for contingent liabilities we may incur with respect to the Media sites. See Note 12 of Notes to Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Management is currently evaluating the effect of this statement on our results of operations and financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio. The investment portfolio generally has been comprised of US Treasury Bills and Euro government bonds. These securities mature within one year and are classified as available for sale in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall.

At December 31, 2002 we held an investment in Euro denominated government bonds for $1.5 million. We did have a number of cash and cash equivalent accounts whose return varied directly proportionally to US interest rates. A decrease in interest rates would not have a material effect on the current-year financial condition or results of operations.

Our finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. Average borrowings under these agreements during both 2002 and 2001 were less than $0.2 million at an average interest rate of 5.4% and 7.7%, respectively. Maximum borrowings outstanding at any time during 2002 and 2001 were $1.0 million and $2.4 million, respectively. At December 31, 2002, we had letters of credit issued against the facility totaling $1.1 million. If a new facility was obtained to replace the expired working capital line of credit and if a 10% increase in interest rates were to occur at January 1, 2003 and remain in effect throughout 2003, and the balance remained the same, interest expense and cash outflow would increase by less than $20,000.

Foreign Currency Exchange Rate Risk

Certain of our licensing agreements are denominated in foreign currencies. Such currencies fluctuate against the US dollar impacting the amount of cash collected and revenue recognized. International revenues from our foreign subsidiaries were less than 25% of total revenues. International product sales are made mostly from our foreign sales subsidiaries and are typically denominated in the local currency of each country. The foreign subsidiaries incur most of their expenses in the local foreign currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the US dollar. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into US dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on us in 2002 and 2001 was not material.

Investment Risk

We have in the past invested in equity instruments of technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have significant influence over the business operations. Our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. All of our investments in the Internet video industry have been written down to their estimated net realizable value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 14(d) are included following Item 14 hereof. The supplementary data called for by Item 8 is not applicable to us.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item regarding directors and compliance with Section 16(a) of the Exchange Act of 1934 is incorporated herein by reference to our Proxy Statement for our 2003 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding executive officers is included in Part I hereof as Item 4A and is incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to our Proxy Statement and to Item 5 of Part II of this report with respect to our equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) and 15d-14(c). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed with this Report:

1.	Financial Statements (see Item 8 above).

Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss, of Cash Flows, and of Stockholders’ Deficit as of December 31, 2002, 2001 and 2000 and for each of the three years in the period ended December 31, 2002.

2.	Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

3.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through June 21, 1999 (filed as Exhibit 3.1 to the 2001 Form 10-K and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 3.2 to the 2001 Form 10-K and incorporated herein by reference).

Exhibit Number	Description
4.1

Form of Class A Common Stock Certificate (filed as Exhibit 4.4 to the Company’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (File No. 33-93312) (the “1996 Form S-3”) and incorporated herein by reference).

4.2	Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the 1996 Form S-3 and incorporated herein by reference.

4.3

Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the Company’s Form 10-K for its fiscal year ended December 31, 1993 and incorporated herein by reference).

4.4

Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008, including forms of 12% Senior Notes and Security Agreement (filed as Exhibit 4.4 to the 2001 Form 10-K and incorporated herein by reference).

4.5

Note Purchase Agreement dated as of November 6, 2000, among Ampex Data Systems Corporation (“Data Systems”), the Company and the several Purchasers named therein (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000 (the “Third Quarter 2000 10-Q”) and incorporated herein by reference).

4.6

Amendment to Note Purchase Agreement, dated as of May 30, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”) and incorporated herein by reference).

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

4.9

Fourth Amendment to Note Purchase Agreement, dated as of January 31, 2002, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.9 to the 2001 Form 10-K and incorporated herein by reference).

4.10

Form of Second Interest Deferral Agreement, dated as of November 14, 2001, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes due March 15, 2003 (filed as Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (the “Third Quarter 2001 Form 10-Q”) and incorporated herein by reference).

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

Exhibit Number	Description
4.16	Form of Management Rights Letter (previously filed as Exhibit 4.6 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.17	Form of Management Rights Letter (previously filed as Exhibit 4.7 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.18

Collateral Security Agreement, dated as of November 6, 2000, between the Company and the Secured Party named therein (previously filed as Exhibit 4.8 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.19

Fifth Amendment to Note Purchase Agreement, dated as of March 25, 2002, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.19 to the 2001 Form 10-K and incorporated herein by reference).

4.20

Security Agreement, dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated. (filed as Exhibit 4.3 to the First Quarter 2002 Form 10-Q and incorporated herein by reference).

10.01

Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through May 24, 2002 (filed as Annex A to the Company’s Proxy Statement dated April 19, 2002 and incorporated herein by reference).

10.02

Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the Company’s Form 10-K for its fiscal year ended December 31, 1997 (the “1997 Form 10-K”) and incorporated herein by reference).

10.03

Ampex Corporation 2000 Stock Bonus Plan, as adopted on June 9, 2000 (filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-8 (File No. 333-41652) and incorporated herein by reference).

10.04	Ampex Systems Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company’s 1997 Form 10-K and incorporated herein by reference).

10.05

Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 33-47660) and incorporated herein by reference).

10.06	Form of Indemnification Agreement entered into between the Company and members of the Board of Directors (filed as Exhibit 10.06 to the 2001 Form 10-K and incorporated herein by reference).

10.07

Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated May 5, 1994 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference) and Amendment Agreement dated as of July 31, 1995, second Amendment Agreement, dated March 29, 1996 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference), third Amendment Agreement, dated December 26, 1996 (filed as Exhibit 10.13 to the Company’s Form 10-K for its fiscal year ended December 31, 1996 (the “1996 Form 10-K”) and incorporated herein by reference).

10.08

Fourth Amendment Agreement to Loan and Security Agreement by and between Ampex Finance Corporation and Congress Financial Corporation dated April 7, 1999 (previously filed as Exhibit 10.8 to the Company’s Form 10-K for its fiscal year ended December 31, 1999 (the “1999 Form 10-K “) and incorporated herein by reference).

10.09

Form of Employment Security Letter entered into between the Company and certain executive officers of the Company, dated July 24, 1998 (previously filed as Exhibit 10.9 to the 1999 Form 10-K and incorporated herein by reference).

Exhibit Number	Description
10.10

Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California. (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.11	Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant.

10.12

Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California. (filed as Exhibit 10.12 to the 2001 Form 10-K and incorporated herein by reference).

10.13

Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (previously filed as Exhibit 10.15 to the 2000 Form 10-K and incorporated herein by reference).

10.14

Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group (filed as Exhibit 10.14 to the 2001 Form 10-K and incorporated herein by reference).

10.15

Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994, as amended (filed as Exhibit 10.15 to the 2001 Form 10-K and incorporated herein by reference).

10.16

Promissory Note dated August 6, 1999, issued by First Jeffson Corporation (formerly Sherborne Investments Corporation) to the Company in the principal amount of $1,779,050 (filed as Exhibit 10.21 to the 2000 Form 10-K and incorporated herein by reference).

10.17

Promissory Note dated April 18, 2001, issued by Second Jeffson Corporation (formerly Sherborne Capital Incorporated) to the Company in the principal amount of $1,848,000 (filed as Exhibit 10.17 to the 2001 Form 10-K and incorporated herein by reference).

10.18

Promissory Note dated November 15, 2000, issued by First Jeffson Corporation (formerly Sherborne Investments Corporation) to the Company in the principal amount of $1,015,000.50 (filed as Exhibit 10.23 to the 2000 Form 10-K and incorporated herein by reference).

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

10.23

Letter Agreement, dated as of October 29, 2001, between the Company and Sherborne & Company Incorporated providing for the issuance to Sherborne & Company Incorporated of 1,000,000 shares of the Company’s Class A Common Stock (filed as Exhibit 4.10 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).

Exhibit Number	Description
10.24	Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions (filed as Exhibit 4.11 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).

10.25

Second Amendment dated September, 2002 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as amended as of November 30, 1995 (filed as Exhibit 10.1 to the Third Quarter 2002 Form 10-Q and incorporated herein by reference).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Accountants.

24.1*	Power of Attorney (included in the signature page of this Report).

99.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.    No reports on Form 8-K were filed by Company during the fourth quarter of 2002.

(c) Exhibits.    See Item 14(a)(3) above.

Financial Statement Schedules. See Items 8 and 14(a)(2) above.

*	Filed herewith.

SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which have been derived from and should be read in conjunction with our Consolidated Financial Statements, and the Notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are included elsewhere herein. There have been no cash dividends declared for the periods presented.

Subsequent to year-end 2000, we announced that we were closing MicroNet, a business which manufactured disk-based storage products that we acquired in 1998. The operating results of MicroNet have been classified as “Discontinued Operations” in the Consolidated Statement of Operations for each of the three years ended December 31, 2000. We have excluded the assets and liabilities of MicroNet in the Consolidated Balance Sheets at December 31, 2000. The Consolidated Balance Sheets of prior periods have not been restated to exclude the assets and liabilities of MicroNet.

In the second quarter of 2001, we announced that we were closing iNEXTV, a business involved in Internet video operations started in 1999. The operating results of iNEXTV have been classified as “Discontinued Operations” in the Consolidated Statement of Operations for each of the three years ended December 31, 2001. We have excluded the assets and liabilities of iNEXTV in the Consolidated Balance Sheets at June 30, 2001. The Consolidated Balance Sheets of prior periods have not been restated to exclude the assets and liabilities of iNEXTV.

Statement of Operations Data:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Total revenue	$36,989	$46,020	$59,854	$71,483	$68,394
Total costs and operating expenses	37,235	48,340	52,153	61,252	68,201
Income (loss) from continuing operations	(2,805)	(10,875)	1,480	5,012	13,454
Net income (loss)	(2,805)	(28,129)	(36,696)	(15,568)	10,438
Diluted income (loss) per share from continuing operations	(0.05)	(0.18)	0.02	0.07	0.25
Diluted income (loss) per share	0.02	(0.38)	(0.50)	(0.21)	0.20

Balance Sheet Data:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Working capital	$8,532	$4,698	$15,024	$47,262	$69,958
Total assets	29,339	39,173	60,317	107,320	116,001
Long-term debt	68,218	58,790	46,086	44,666	43,380
Redeemable preferred stock	25,754	30,050	34,346	38,642	43,718
Convertible preferred stock	—	102	2,250	3,770	20,000
Total stockholders’ deficit	(148,068)	(123,599)	(81,235)	(32,822)	(71,154)

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

By:          /s/ Edward J. Bramson

Edward J. Bramson

Chairman and Chief Executive Officer

Date:       March 28, 2002

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

Signature	Title	Date

/s/ Edward J. Bramson Edward J. Bramson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ Craig L. McKibben Craig L. McKibben	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ Douglas T. McClure. Jr. Douglas T. McClure, Jr.	Director	March 28, 2003

/s/ Peter Slusser Peter Slusser	Director	March 28, 2003

/s/ William A. Stoltzfus. Jr. William A. Stoltzfus, Jr.	Director	March 28, 2003

CERTIFICATION

I, Edward J. Bramson, Chairman and Chief Executive Officer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Ampex Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMPEX CORPORATION

Date: March 28, 2003	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

CERTIFICATION

I, Craig L. McKibben, Vice President, Chief Financial Officer and Treasurer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Ampex Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMPEX CORPORATION

Date: March 28, 2003	/s/ CRAIG L. MCKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Ampex Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 36 present fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Jose, California

February 14, 2003

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$7,579	$8,015
Short-term investments	1,483	—
Accounts receivable (net of allowances of $112 in 2002 and $153 in 2001)	4,064	6,002
Inventories	7,336	13,258
Other current assets	2,368	4,426

Total current assets	22,830	31,701

Property, plant and equipment	5,757	6,599
Other assets	752	873

Total assets	$29,339	$39,173

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$457	$2,584
Accounts payable	962	3,665
Net liabilities of discontinued operations	1,108	1,383
Accrued restructuring costs	1,300	2,038
Other accrued liabilities	10,471	17,333

Total current liabilities	14,298	27,003
Long-term debt	68,218	58,790
Other liabilities	64,413	41,740
Deferred income taxes	—	1,213
Accrued restructuring costs	1,700	—
Net liabilities of discontinued operations	3,024	3,874

Total liabilities	151,653	132,620

Commitments and contingencies (Note 12)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2002 and in 2001
Issued and outstanding—12,877 shares in 2002; 15,025 in 2001	25,754	30,050
Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2002 and in 2001
Issued and outstanding—none in 2002; 51 in 2001	—	102
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2002 and in 2001
Issued and outstanding—63,412,196 shares in 2002; 61,652,996 in 2001	634	616
Class C:
Authorized: 50,000,000 shares in 2002 and in 2001
Issued and outstanding—none in 2002 and in 2001	—	—
Other additional capital	427,899	428,161
Notes receivable from stockholders	—	(4,642)
Accumulated deficit	(512,828)	(510,023)
Accumulated other comprehensive income	(63,773)	(37,711)

Total stockholders’ deficit	(148,068)	(123,599)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$29,339	$39,173

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Royalty income	$3,969	$12,056	$12,272
Product sales	33,020	33,964	47,582

Total revenue	36,989	46,020	59,854

Intellectual property costs	958	646	1,052
Cost of product sales	20,201	24,451	29,101
Research, development and engineering	2,614	5,494	6,883
Selling and administrative	11,217	14,231	15,117
Restructuring charges	2,245	3,518	—

Total costs and operating expenses	37,235	48,340	52,153

Operating income (loss)	(246)	(2,320)	7,701
Interest expense	8,465	7,233	5,723
Amortization of debt financing costs	460	529	350
Interest income	(360)	(330)	(1,321)
Other (income) expense, net	236	(52)	242

Income (loss) from continuing operations before income taxes	(9,047)	(9,700)	2,707
Provision for income taxes	(6,242)	1,175	1,227

Income (loss) from continuing operations	(2,805)	(10,875)	1,480
Loss from discontinued operations (net of taxes of nil in 2001 and 2000)	—	(6,916)	(31,898)
Loss on disposal of discontinued operations (net of taxes of nil in 2001 and 2000)	—	(10,338)	(6,278)

Net loss	(2,805)	(28,129)	(36,696)
Benefit from extinquishment of mandatorily redeemable preferred stock	4,192	5,720	1,263

Net income (loss) applicable to common stockholders	1,387	(22,409)	(35,433)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	—	—	(141)
Foreign currency translation adjustments	88	(160)	(186)
Minimum pension adjustment	(26,150)	(20,693)	(17,553)

Comprehensive loss	$(24,675)	$(43,262)	$(53,313)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.05)	$(0.18)	$0.03
Loss per share from discontinued operations	$0.00	$(0.29)	$(0.68)
Income (loss) per share applicable to common stockholders	$0.02	$(0.38)	$(0.63)

Weighted average number of common shares outstanding	62,332,829	59,112,007	56,320,023

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.05)	$(0.18)	$0.02
Loss per share from discontinued operations	$0.00	$(0.29)	$(0.53)
Income (loss) per share applicable to common stockholders	$0.02	$(0.38)	$(0.50)

Weighted average number of common shares outstanding	62,332,829	59,112,007	71,527,127

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(2,805)	$(28,129)	$(36,696)
Loss from discontinued operations	—	17,254	38,176
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	1,223	1,724	1,944
Accretion of interest expense	8,111	1,715	240
Reversal of prior year’s tax reserves	(6,713)	—	—
Net loss on disposal of assets	149	—	6
Issuance of stock for services rendered	—	160	—
Changes in operating assets and liabilities:
Accounts receivable	2,054	3,141	372
Inventories	5,922	3,288	(578)
Other assets	2,059	(252)	(2,607)
Accounts payable	(2,736)	(453)	(1,225)
Other accrued liabilities and income taxes payable	(7,138)	3,998	(2,884)
Accrued restructuring costs	962	424	(3,130)
Other liabilities	2,023	(2,191)	(922)

Net cash provided by (used in) continuing operations	3,111	679	(7,304)
Net cash used in discontinued operations	(1,125)	(8,705)	(23,106)

Net cash provided by (used in) operating activities	1,986	(8,026)	(30,410)

Cash flows from investing activities:
Purchases of short-term investments	(1,483)	—	(32,217)
Proceeds received on the maturity of short-term investments	—	—	50,451
Proceeds from the sale of short-term investments	—	5,011	6,640
Additions to property, plant and equipment	(253)	(123)	(399)
Deferred gain on sale of assets	(50)	(113)	(815)

Net cash provided by (used in) continuing operations	(1,786)	4,775	23,660
Net cash provided by (used in) discontinued operations	—	121	(3,570)

Net cash provided by (used in) investing activities	(1,786)	4,896	20,090

Cash flows from financing activities:
Borrowings under debt agreements	17,477	34,577	43,137
Repayments under debt agreements	(18,173)	(33,734)	(33,486)
Repayment of notes payable-affiliates	—	—	(12)
Proceeds from issuance of common stock	—	14	346

Net cash provided by (used in) continuing operations	(696)	857	9,985
Net cash used in discontinued operations	—	—	(107)

Net cash provided by (used in) financing activities	(696)	857	9,878

Effects of exchange rates on cash	60	(96)	228

Net increase (decrease) in cash and cash equivalents	(436)	(2,369)	(214)
Cash and cash equivalents, beginning of period	8,015	10,384	10,598

Cash and cash equivalents, end of period	$7,579	$8,015	$10,384

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For Each of the Three Years in the Period Ended

December 31, 2001

(in thousands)

						Accumulated Comprehensive Income (Loss)
	Common Stock Class A		Other Additional Capital	Notes Receivable from Stockholders	Accumulated Deficit	Unrealized Gain (Loss) on Short-Term Investments	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Total Stockholders’ Deficit
	Shares	Amount
Balances, December 31, 1999	55,942	$559	$415,437	$(4,642)	$(445,198)	$141	$881	$—	$(32,822)
Net loss	—	—	—	—	(36,696)	—	—	—	(36,696)
Translation adjustments	—	—	—	—	—	—	(186)	—	(186)
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(141)	—	—	(141)
Minimum pension liability adjustment	—	—	—	—	—	—	—	(17,553)	(17,553)
Preferred stock converted or redeemed	1,930	20	5,797	—	—	—	—	—	5,817
Exercise of warrants	—	—	23	—	—	—	—	—	23
Stock options exercised	203	2	321	—	—	—	—	—	323

Balances, December 31, 2000	58,075	581	421,578	(4,642)	(481,894)	—	695	(17,553)	(81,235)
Net loss	—	—	—	—	(28,129)	—	—	—	(28,129)
Translation adjustments	—	—	—	—	—	—	(160)	—	(160)
Minimum pension liability adjustment	—	—	—	—	—	—	—	(20,693)	(20,693)
Issuance of shares to Sherborne	1,000	10	150	—	—	—	—	—	160
Preferred stock converted or redeemed	2,578	25	6,419	—	—	—	—	—	6,444
Stock based compensation charge for non-employees	—	—	14	—	—	—	—	—	14

Balances, December 31, 2001	61,653	616	428,161	(4,642)	(510,023)	—	535	(38,246)	(123,599)
Net loss	—	—	—	—	(2,805)	—	—	—	(2,805)
Translation adjustments	—	—	—	—	—	—	88	—	88
Minimum pension liability adjustment	—	—	—	—	—	—	—	(26,150)	(26,150)
Transfer notes receivable to other additional capital	—	—	(4,642)	4,642	—	—	—	—	—
Preferred stock converted or redeemed	1,759	18	4,380	—	—	—	—	—	4,398

Balances, December 31, 2002	63,412	$634	$427,899	$—	$(512,828)	$—	$623	$(64,396)	$(148,068)

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator of visual information technology. During its 58-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds approximately 700 patents and patent applications covering digital image-processing, data compression and recording technologies. The Company, through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), incorporates this technology in the design and manufacture of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. The Company also leverages its investment in technology through its corporate licensing division that licenses Ampex patents to manufacturers of consumer electronics products.

The Company’s continuing operations consist of Ampex’s intellectual property licensing department and Data Systems. In the second quarter of 2001, the Company closed the Internet video operations of its wholly-owned subsidiary iNEXTV and affiliates. The Company’s Internet operations have been classified as discontinued operations for all periods presented.

Liquidity

As a result of continuing losses, the Company’s liquidity has declined materially in recent years. In response, the Company has been required to restructure and extend the maturity date of its long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to its employee retirement pension plan. The Company has also significantly restructured and down-sized the operations of Data Systems, extended trade accounts payable balances and borrowed funds from an affiliate. Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for at least the next 12 months. Ampex is also attempting to negotiate new licensing agreements with manufacturers of digital camcorders, still cameras and DVDs. Until such agreements are concluded, the Company’s royalty income stream will be substantially lower than levels realized in prior years.

As further discussed in Note 10, in the first quarter of 2002, the Company completed certain restructurings of its outstanding 12% Senior Notes originally due 2003 and Data Systems’ Senior Discount Notes originally due 2002. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. Management believes that these restructurings have improved the Company’s financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003 and by limiting the amount of cash payments required to be made on the restructured Note prior to maturity to the actual amount of Available Cash Flow received by the Company. In addition, as discussed at Note 10, pursuant to agreements between the Company, Hillside Capital Incorporated, (“Hillside”) and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company’s request, Hillside has made several pension contributions totaling $4.0 million through December 31, 2002, and the Company has issued notes payable to Hillside in the amount of the pension contributions. Under the terms of the notes, $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes.

The Company’s finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. At December 31, 2002, the Company had letters of credit issued against the facility totaling $1.1 million against which the Company has provided cash collateral. The Company is seeking to replace this line of credit with a new line of credit but has not received any binding commitments to date.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s expectations as to its cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company’s control. If the Company experiences a decrease in demand for its products the Company may be required to further reduce expenditures, borrow additional funds, or raise additional equity. There can be no assurance that the Company will be successful in these efforts, the failure of which may have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with Generally Accepted Accounting Principles in the United States. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on the prior years’ stockholders’ deficit or net income.

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

Short-term and Long-term Investments

The Company’s investments consisted primarily of debt securities and consist of highly liquid U.S. Treasury instruments, investments in high yield mutual funds and U.S. corporate securities and Euro government bonds. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders’ equity under accumulated comprehensive income until realized. Realized gains and losses, if any, are determined using the specific identification method.

Long-Term Contracts

Revenues and estimated profits on long-term contracts performed over extended periods of time are recognized on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. Revenues and profits on long-term contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Estimated costs associated with progress billings on long-term contracts are netted against inventory and totaled $0.0 million at December 31, 2002 and $0.7 million at December 31, 2001.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first in, first out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and stated net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from three to nine years for furniture, fixtures and equipment, two to ten years for leasehold improvements and 50 years for buildings. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

Foreign Currency Translation

Assets and liabilities of subsidiaries located outside the United States have been translated at rates in effect at year end. Revenues and expenses are translated at average rates during the year. Local currencies are considered to be the functional currencies for all of the Company’s foreign subsidiaries. Accordingly, the effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported in the cumulative translation adjustment, a separate component of stockholders’ deficit. Foreign currency transaction gains and losses, which are included in other expense, were not material in the periods reported.

Revenue Recognition

Royalty income is recorded when earned and receipt is assured. Revenue on product sales and services are recognized at the time products are shipped and at the time services are rendered to customers. The Company provides for estimated costs to be incurred for product upgrades as well as costs that may be incurred for product warranties upon shipment.

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $2.3 million, $5.0 million and $5.4 million in 2002, 2001 and 2000, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.3 million, $0.5 million and $1.5 million in 2002, 2001 and 2000, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 19.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs ongoing credit evaluations on its customers, and collateral is generally not required for trade receivables.

Fiscal Year

The Company’s fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 2002, 2001 and 2000 were 52-week years.

Comprehensive Income (Loss)

Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented on the accompanying Consolidated Balance Sheets, consists of the net unrealized gains (losses) on available-for-sale securities, net of tax, cumulative translation adjustments, net of tax, and the minimum pension adjustment.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period.

Stock Options

The Company accounts for stock-based awards to employees in accordance with APB No. 25 (“APB 25”), Accounting for Stock Issued to Employees and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation. See Note 15.

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) and diluted income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net income (loss) applicable to common stockholders:
As reported	$1,387	$(22,409)	$(35,433)
Compensation expense, net of tax	(140)	(197)	(1,327)

Pro forma	$1,247	$(22,606)	$(36,770)

Basic loss per share:
As reported	$0.02	$(0.38)	$(0.63)

Pro forma	$0.02	$(0.38)	$(0.65)

Diluted loss per share:
As reported	$0.02	$(0.38)	$(0.50)

Pro forma	$0.02	$(0.38)	$(0.51)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These proforma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes and Senior Discount Notes have been valued at approximately par value at December 31, 2002 and December 31, 2001 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate fair value for note payable-other, as no market for such instruments currently exists. See Note 10.

Recent Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on its financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on the Company’s financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 15—“Common Stock, Stock Options and Warrants.” The Company does not intend to adopt the accounting provisions of FAS 123 for employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

The Company, as permitted under Delaware law and in accordance with our Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.

The Company’s sales agreements indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any claim.

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries as disclosed in Note 3 and 18. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized.

As more fully described in Note 16, the Company is contingently liable to provide funding for plan benefits under a pension plan of a former affiliate (“Media”) which was sold in 1995. Presently the unfunded accumulated benefit liability is $15.7 million, substantially all of which is not recorded as a liability by the Company.

The Company may have continuing liability with respect to environmental contamination at certain sites associated with the operations of Media. If Media fails to discharge its responsibilities with respect to such sites, the Company may be liable. The Company has not accrued any liability for contingent liabilities it may incurr with respect to the Media sites. See Note 12.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after December 31, 2002. For those arrangements entered into prior to December 31, 2002, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Discontinued Operation

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

Through December 31, 2002, the Company paid and charged $1.3 million against the net liabilities of discontinued operations. During 2001, the Company entered into sublease agreements that reduced its estimated future lease costs by $0.4 million which was recognized as income from discontinued operations. The remaining balance of the MicroNet reserve totals $0.4 million and is included in its net liabilities of discontinued operations. This obligation has not been discounted to present value.

A summary of the operating results of MicroNet are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues	$—	$—	$12,128
Costs and operating expenses excluding amortization	—	—	(16,277)
Goodwill amortization	—	—	(1,213)
Operating loss	—	—	(5,362)
Income (loss) from discontinued operations	—	378	(5,362)

In July 2001, the Board of Directors of the Company authorized Management to close iNEXTV’s Internet video operations in New York City and to cease future funding its other affiliates. The Company established a reserve of $10.3 million at June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. In addition, the net liabilities of iNEXTV reflected on its balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. During 2001 and 2002, the Company paid and recorded charges of $2.0 million and $1.1 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of iNEXTV’s discontinued operations totaled $3.7 million at December 31, 2002.

A summary of the operating results of iNEXTV are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues	$—	$188	$2,896
Costs and operating expenses excluding amortization	—	(6,277)	(23,113)
Goodwill amortization and writedown of assets	—	(211)	(5,412)
Operating loss	—	(6,300)	(25,629)
Equity in loss of unconsolidated subsidiary	—	(999)	(903)
Loss from discontinued operations	—	(7,294)	(26,536)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the loss on disposal of iNEXTV are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Impairment charge	$—	$(4,602)	$—
Provision for closure	—	(5,736)	—
Loss on disposal of discontinued operations	—	(10,338)	—

Note 4—Computation of Basic and Diluted Income (Loss) per Share

A reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Numerator
Income (loss) from continuing operations	$(2,805)	$(10,875)	$1,480

Net income (loss) applicable to common stockholders	$1,387	$(22,409)	$(35,433)

Denominator—Basic
Weighted average common stock outstanding	62,333	59,112	56,320

Basic income (loss) per share from continuing operations	$(0.05)	$(0.18)	$0.03

Basic income (loss) per share applicable to common stockholders	$0.02	$(0.38)	$(0.63)

Denominator—Diluted
Weighted average common stock outstanding	62,333	59,112	56,320
Effect of dilutive securities:
Stock options	—	—	277
Contingent shares	—	—	629
Conversion of redeemable preferred stock	—	—	14,301

	62,333	59,112	71,527

Diluted income (loss) per share from continuing operations	$(0.05)	$(0.18)	$0.02

Diluted income (loss) per share applicable to common stockholders	$0.02	$(0.38)	$(0.50)

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

In the year ended December 31, 2002, the Company issued 40,800 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock and 1,718,400 shares of Common Stock to redeem 2,148 shares of Redeemable Preferred Stock. In the year ended December 31, 2001, the Company issued 859,200 shares of Common Stock to redeem 1,074 shares of Convertible Preferred Stock and 1,718,400 shares of Common Stock to redeem 2,148 shares of Redeemable Preferred Stock. In the year ended December 31, 2000, the Company

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued 380,000 shares of Common Stock to redeem 760 shares of Convertible Preferred Stock and 1,549,500 shares of Common Stock to redeem 2,148 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. Shares of Common Stock potentially issuable to satisfy the Company’s remaining redemption obligation on the Redeemable Preferred Stock have been included in the computation of diluted weighted average common stock outstanding in the periods where their deemed issuance would have a dilutive effect. If the Company was to satisfy its remaining redemption obligations by issuing Common Stock, based on the floor conversion price, an additional 10,301,600 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation at December 31, 2002.

Stock options to purchase 2,583,947 shares of Common Stock at prices ranging from $0.12 to $4.88 per share were outstanding at December 31, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

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

In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 10. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding from the date of issuance. The remaining outstanding warrants were included in the computation of diluted weighted average common stock outstanding at December 31, 2000 when the exercise price was lower than the average market value of the common shares, but were excluded from the computation of weighted average common stock outstanding at December 31, 2002 and 2001, as they are anti-dilutive.

Note 5—Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Interest paid	$1,204	$2,742	$5,330
Income taxes paid	412	1,230	1,258
Debt financing costs	—	179	—
Warrants	—	—	(23)
Common stock issued for services rendered	—	160	—
Preferred stock (redemptions)	(4,296)	(4,296)	(4,296)
Preferred stock (conversions)	(102)	(2,148)	(1,521)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Investments

The carrying and market value of investments at December 31, 2002 are as follows:

	Available-for-Sale December 31, 2002
	Carrying Value	Unrealized Gains	Fair Value	Scheduled Maturity Date
	(in thousands)
Euro government bonds	$1,483	$—	$1,483	Aug. 2003
Due within 1 year	$1,483

There were no investments held by the Company at December 31, 2001.

Note 7—Inventories

	December 31,
	2002	2001
	(in thousands)
Raw materials	$2,673	$6,133
Work in process	3,285	4,156
Finished goods	1,378	2,969

Total	$7,336	$13,258

Inventories include a write down for obsolete and slow-moving items of $0.8 million, $3.0 million and $2.3 million in 2002, 2001 and 2000, respectively.

Note 8—Property, Plant and Equipment

	December 31,
	2002	2001
	(in thousands)
Land	$952	$952
Buildings and improvements	9,359	10,077
Furniture, fixtures and equipment	13,867	24,218

	24,178	35,247
Less accumulated depreciation	(18,421)	(28,648)

Total	$5,757	$6,599

Depreciation charged to continuing operations was $1.0 million, $1.2 million and $1.3 million in 2002, 2001 and 2000, respectively. During the year, the Company retired fixed assets with a gross book value of $11.4 million which had associated accumulated depreciation of $11.3 million.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Other Accrued Liabilities

	December 31,
	2002	2001
	(in thousands)
Compensation and employee benefits	$1,590	$2,492
Pension	694	7,056
Interest payable	283	10
Deferred revenue and customer deposits	2,794	4,914
Warranty and other product costs	1,052	1,581
Taxes	3,122	307
Environmental	100	150
Other	836	823

Total	$10,471	$17,333

The decrease in accrued pension liabilities from December 31, 2001 to December 31, 2002 is primarily attributed to the reduced payment requirements due in the current year based on the most recent actuarial valuation of the domestic pension plan.

A reconciliation of the changes in the product warranty liability account in 2002 is as follows:

(in thousands)
Balance at January 1, 2002	$492
Accruals for warranties issued during the period	253
Accruals related to pre-existing warranties and changes in estimates	(74)
Settlements made during the period in cash or in kind	(342)

Balance at December 31, 2002	$330

Note 10—Debt

	December 31,
	2002	2001
	(in thousands)
Notes Payable

Working capital facility	$—	$977
Notes payable to Sherborne & Company Incorporated—related party	—	1,000
Hillside notes payable	300	450
Note payable—other	157	157

Total	$457	$2,584

Long-term Debt

Senior discount notes	$10,674	$9,955
Hillside notes payable	3,259	819
Senior notes	54,285	48,016

Total	$68,218	$58,790

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable to Sherborne & Company Incorporated—Related Party

In October 2001, Data Systems entered into a revolving credit agreement with Sherborne & Company Incorporated and borrowed $1.0 million under the facility, secured principally by Data System’s inventory. The Company guaranteed all borrowings. The loan was repaid on March 31, 2002 and the Company did not seek to renew the facility. Borrowings bore interest at 8% per annum on the outstanding balance. As a commitment fee, Ampex issued to the lender 1 million shares of its Common Stock having a market value of approximately $160,000, which was taken as a charge to amortization of debt financing costs in 2001. The lender, Sherborne & Company Incorporated, is a related party of the Company and is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation.

Note Payable—Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at December 31, 2002 of $0.2 million is expected to be paid or converted into shares of Common Stock in 2003.

Working Capital Facilities

Ampex had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. At December 31, 2002, the Company had letters of credit issued against the facility totaling $1.1 million against which the Company has provided cash collateral. At December 31, 2001, the Company had borrowings outstanding of $1.0 million and had letters of credit issued against the facility totaling $1.1 million. The Company is seeking to replace this line of credit with a new line of credit but has not received any binding commitments to date.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated, (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. See Note 16 of the Notes to Consolidated Financial Statements. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company or certain affiliates are unable to do so. The Company may be contingently liable to fund pension contributions of Media in the event it is unable to make its pension contributions, and the Hillside obligation with respect to the Company would extend to the Media Plan. At the Company’s request, Hillside has made pension contributions totaling $4.0 million through December 31, 2002. The Company has issued notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. During 2002, $450,000 was repaid on the Hillside Notes. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 6.7% at December 31, 2002). The Company granted to Hillside a security interest in Data System’s inventory and other assets as collateral for advances which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in claims against the Company in the amount of the termination liability under the pension plan.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes and Senior Discount Notes

In 1998, the Company issued $44.0 million of 12% Senior Notes, due March 15, 2003, together with Warrants to purchase 1.02 million shares of Common Stock which were valued at $765,000 using the Black-Scholes model. The Warrants are exercisable at $2.25 per share at any time on or prior to March 15, 2003. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million that have accreted in value at an annual rate of 20% to $10.7 million at December 31, 2002. In the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems’ Senior Discount Notes due March 31, 2002.

The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow” of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, certain debt and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. During the year ended December 31, 2002, Available Cash Flow totaled $1.0 million. For the year ended December 31, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $2.0 million and $6.1 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $2.7 million, representing accrued interest for the period February 28, 2002 to August 15, 2002, were issued on August 15, 2002. In addition, additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 15, 2002 to February 15, 2003, were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

Noncurrent Maturities of Long-term Debt

The following table summarizes the scheduled noncurrent maturities of the Company’s long-term debt as of December 31, 2002, for years subsequent to 2003:

Year	(in thousands)
2005	$11,493
2006	2,440
2008	54,285

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Other Liabilities

	December 31,
	2002	2001
	(in thousands)
Pension	$59,736	$28,465
Reserve for tax liabilities	3,324	11,669
Other postemployment benefits	246	279
Environmental	800	1,020
Other	307	307

Total	$64,413	$41,740

The increase in accrued pension liabilities from December 31, 2001 to December 31, 2002 is primarily attributed to the change in interest rate assumptions, portfolio performance and other actuarial assumptions. See Note 15. The change in reserve for tax liabilities reflects the decrease in reserves provided on prior years’ foreign, Federal and state and deferred income taxes for years that have been closed to audit or otherwise determined not to be required, which resulted in a non-cash benefit of income taxes of $6.7 million.

Note 12—Commitments and Contingencies

Leases

The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 2002 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

Year	(in thousands)
2003	$3,763
2004	2,987
2005	2,749
2006	2,785
2007	2,754
Thereafter	1,644

$16,682

Total rent expense for all operating leases for continuing operations was $1.5 million, $3.0 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The following is a schedule by years of future minimum lease payments under a capital lease together with the present value of the net minimum lease payments as of December 31, 2002:

Year	(in thousands)
2003	$17
2004	10

Net minimum lease payments	27
Less amount representing interest	(6)

Present value of net minimum lease payments	$21

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). The Company has requested the Franchise Tax Board to supply it with information in support of the outstanding assessments which, with interest and penalty, totals approximately $2.8 million at December 31, 2002. The Company intends to petition the State Board of Equalization and to appeal these assessments. Adverse determination of this appeal could have a material adverse effect on the Company’s liquidity.

The Company has provided a provision within the Balance Sheet caption “Other liabilities” which in the judgement of Management reflects their best estimate of the eventual outcome.

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

Note 13—Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the year ended December 31, 2002, the Company issued 40,800 shares of Common Stock to satisfy the quarterly redemption requirements, leaving no shares of Convertible Preferred Stock outstanding. For the year ended December 31, 2001, the Company issued 859,200 shares of Common Stock to

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satisfy the quarterly redemption requirements. For the year ended December 31, 2000, the holders of 760 shares of Convertible Preferred Stock converted their holdings into 380,000 shares of Common Stock. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the year ended December 31, 2002, the Company issued 1,718,400 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 12,877 shares of Redeemable Preferred Stock outstanding. For the year ended December 31, 2001, the Company issued 1,718,400 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.3 million face amount of Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make such redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through December 31, 2003. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

Note 14—Related Party Transactions

In October 2001, Data Systems entered into a revolving credit agreement with Sherborne & Company Incorporated, a related party of the Company, which is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. See Note 10.

The Company holds three promissory notes included in stockholders’ deficit, totaling $4.6 million, issued by affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The notes bear interest at 7.96%, 6.34% and 5.74% per annum, mature in January 2005, October 2007 and October 2008, and are secured by a pledge of 1,300,000, 400,000 and 400,000 shares of Class A Stock of the Company, respectively. The promissory notes represent indebtedness originally incurred in connection with the purchase of shares of Class A Stock of the Company by Mr. Bramson or his designees in prior fiscal years. The shares of Class A Stock that collateralize these notes currently have a market value substantially less than the principal amount of the notes. The note in the amount of $1,848,000 provides for interest to be forgiven. In 2002, interest totaling $0.1 million was forgiven pursuant to the terms of the Note. In 2002, $0.2 million of interest on the other two notes was paid. The affiliated corporations have advised the Company that there can be no assurance that they will be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In the event of non-payment in the future, the Company’s recovery would be limited to the shares securing these notes. In prior periods, the Company has included the notes within shareholders’ deficit with a corresponding increase in additional paid in capital, thereby not affecting the net assets of the Company. Due to the uncertainty of future payment, at December 31, 2002, the Company offset the remaining balance of the notes totaling $4.6 million against additional paid in capital, resulting in no charge to the Company’s results of operations, and will report income on the notes in the future only if received.

Note 15—Common Stock, Stock Options and Warrants

The Company’s authorized capital stock consists of Class A Common Stock (“Class A Stock”), Class C Common Stock (“Class C Stock”, and collectively with Class A Stock, the “Common Stock”) and Preferred Stock. Shares of Class C Stock and Preferred Stock are generally nonvoting except in circumstances specified in the Company’s charter documents or as otherwise required by applicable corporate law. Accordingly, holders of

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class A Stock are generally the only stockholders with voting rights. Each share of Class C Stock converts into one share of Class A Stock automatically following transfer unless otherwise elected by the transferee.

The Company’s 1992 Stock Incentive Plan (the “Stock Incentive Plan”) for directors, executive officers and other key employees provides for the granting of “nonqualified stock options” and “incentive stock options” to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in cash or shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date.

At December 31, 2002, there were 2,583,947 options outstanding under the Stock Incentive Plan, including 1,302,610 vested options. The exercise prices range from $0.12 to $4.88 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 1999	4,132,220	3,175,134	$1.06-6.00	$7,091,261	$2.23
Granted	(1,337,200)	1,337,200	0.438-3.88	2,594,953	1.94
Canceled	790,760	(790,760)	1.06-5.88	(2,150,438)	2.72
Exercised	—	(204,063)	1.06-1.50	(219,748)	1.08

Balances, December 31, 2000	3,585,780	3,517,511	$0.438-6.00	$7,316,028	$2.08
Granted	(2,285,000)	2,285,000	0.17-0.40	573,960	0.25
Canceled	2,140,817	(2,140,817)	0.38-5.88	(4,500,985)	2.10

Balances, December 31, 2001	3,441,597	3,661,694	$0.17-6.00	$3,389,003	$0.93
Granted	(15,000)	15,000	0.12	1,800	0.12
Canceled	1,092,747	(1,092,747)	0.26-6.00	(1,600,756)	1.46

Balances, December 31, 2002	4,519,344	2,583,947	$0.12-4.88	$1,790,047	$0.69

For the years ended December 31, 2002, 2001 and 2000, the weighted average fair value of options granted was $0.12, $0.15 and $1.24 per share, respectively.

At December 31, 2002, 2001 and 2000 there were 816,000 Warrants outstanding exercisable at $2.25 per share, to provide a like number of shares of Common Stock.

The options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12-$0.17	865,000	2.30	$0.17	850,000	$0.17
$0.18-$0.40	806,000	0.97	0.23	669,471	0.22
$1.06-$4.88	912,947	2.49	1.60	822,159	1.60

	2,583,947	1.95	$0.69	2,341,630	$0.69

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2002	2001	2000
Expected life (years)	1.0	1.0–3.5	1.0–3.5
Risk-free interest rate	3.28%	2.07–4.52%	5.46–6.60%
Expected volatility	1.47	1.29–1.60	1.03–1.25
Expected dividend yield	—	—	—

Note 16—Pension Plans

The Company’s domestic employees participate in a qualified noncontributory defined benefit pension plan. Benefits are based on years of service and salary levels during the highest 60 consecutive months of the last 120 consecutive months of service. In early 1994, the Company amended the plan to terminate benefit service and compensation credit accruals as of February 1, 1994. The impact of this curtailment was not material to the Company’s liability accounts relating to its pension plan. Certain of the Company’s employees employed by its foreign subsidiaries are covered by contributory pension plans maintained and funded in accordance with local laws.

Pension expense for the domestic plan in 2002, 2001 and 2000 consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Interest on projected benefit obligation	$12,121	$12,340	$12,398
Expected return on assets	(12,757)	(12,937)	(14,145)
Recognized actuarial loss (gain)	628	—	—

Net periodic pension cost (benefit)	$(8)	$(597)	$(1,747)

The domestic plan funded status and amounts included in the consolidated balance sheets are as follows:

	December 31,
	2002	2001
	(in thousands)
Actuarial present value of benefits:
Vested and total accumulated benefits	$180,204	$171,680

Projected benefit obligation	$(180,204)	$(171,680)
Less: plan assets at fair value	130,465	145,171

	(49,739)	(26,509)
Unrecognized net loss	—	—

Accrued pension cost	$(49,739)	$(26,509)

The Company remains the plan sponsor of a pension plan (“Media Plan”) although it disposed of the company (“Media”) in November 1995. Media is contractually required to provide funding for its obligations under the plan, but if it fails to do so, the Company will be required to make any required termination liability

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments. As of December 31, 2002, the Company’s consolidated balance sheets included $1.3 million in “other liabilities” for the Media Plan’s unfunded status. The Media Plan’s projected benefit obligation and plan assets at fair value at December 31, 2002, were approximately $52.2 million and $36.5 million, respectively.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	December 31,
	2002	2001
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$171,680	$165,752
Interest cost	12,121	12,340
Actuarial gain	10,665	7,917
Benefits paid	(14,262)	(14,329)

Benefit obligation at the end of the year	$180,204	$171,680

Change in plan assets:
Fair value of plan assets at the beginning of the year	$145,171	$157,722
Actual return on plan assets	(3,185)	(436)
Company contributions	2,741	2,214
Benefits paid	(14,262)	(14,329)

Fair value of plan assets at the end of the year	$130,465	$145,171

Accrued benefit liability	$(49,739)	$(26,509)
Accumulated other comprehensive income	66,923	40,945

Net amount recognized	$17,184	$14,436

Actuarial assumptions as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Assumed discount rate	6.75%	7.25%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	8.0%	8.0%

Pension contributions in 2002 totaling $2.7 million were funded through the issuance of Notes to Hillside. See Note 10. Assets of the domestic pension plan are invested in directed trusts. At December 31, 2002 and 2001, assets of the directed trusts were primarily invested in U.S. government obligations, corporate stocks and bonds and units of common investment funds consisting of short-term interest bearing instruments and common stock.

In accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the Company has recorded a cumulative minimum pension liability for the underfunded plan of $64.2 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2002. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders’ deficit. For 2002, 2001 and 2000, stockholders’ deficit was charged $26.0, $20.7 million and $17.6 million, respectively.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of foreign pension expense were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Interest cost	$111	$117	$120

Net periodic pension cost	$111	$117	$120

The reconciliation of the funded status of the foreign plans in which accumulated benefits exceed assets is as follows:

	December 31,
	2002	2001
	(in thousands)
Actuarial present value of benefits:
Vested and total accumulated benefits	$2,068	$1,630

Projected benefit obligation	$(2,068)	$(1,630)
Remaining unrecognized net obligation (asset)	17	(73)

Accrued pension cost	$(2,051)	$(1,703)

Accrued benefit liability	$(2,051)	$(1,703)
Accumulated other comprehensive income	180	—

Net amount recognized	$(1,871)	$(1,703)

The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.2 million, $0.4 million and $0.5 million for the year ended December 31, 2002, 2001 and 2000, respectively.

Note 17—Royalty Income

In 2001, the Company received and recognized payments in the amount of $3.5 million attributable to negotiated settlements related to prior years’ sales of products by licensees. The royalties for 2002 and 2000 and the balance of royalties earned in 2001 represents royalties for product shipments in the current period.

Note 18—Restructuring Charges (Credits)

Restructuring charges (credits) for the years ended December 31, 2002, 2001 and 2000 consist of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Provisions for vacated lease obligations	$2,245	$2,000	$—
Write-down of property, plant and equipment	—	451	—
Provisions for employee separation costs	—	1,014	—
Provisions for relocation	—	53	—

	$2,245	$3,518	$—

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a net restructuring charge in 2002 of $2.2 million as a result of a provision for future lease obligations, net of estimated sublease rental income on facilities in Redwood City, California. The Company recorded a net restructuring charge in 2001 of $3.5 million. The Company’s consolidation of facilities in Redwood City, California resulted in a total charge of $2.5 million including a $2.0 million provision for future lease obligations, net of estimated sublease rental income, $0.5 million for the write-off of leasehold improvements and $53 thousand in connection with relocation charges. The remaining $1.0 million restructuring charge represented costs associated with the elimination of approximately 86 U.S. positions in engineering, manufacturing and administration which were completed by year-end. At December 31, 2002, the Company had a $3.0 million remaining liability entirely related to the future lease obligations.

The lease obligations associated with the Company’s restructuring have not been discounted to present value.

Note 19—Income Taxes

Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Domestic	$(8,983)	$(9,272)	$2,723
Foreign	(64)	(428)	(16)

	$(9,047)	$(9,700)	$2,707

The provision for (benefit of) income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$(1,000)	$—	$—
State	(4,500)	(24)	10
Foreign	(1,154)	(31)	(35)
Foreign withholding taxes on royalty income	412	1,230	1,252

	(6,242)	1,175	1,227

Long-term:
State	—	—	—
Foreign	—	—	—

	—	—	—

	$(6,242)	$1,175	$1,227

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2002, 2001, and 2000) to income (loss) from continuing operations before income taxes and the actual provision for income taxes was as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Federal income tax provision at statutory rate	$(3,166)	$(3,395)	$947
Domestic losses not benefited	3,144	3,245	—
Foreign losses not benefited	22	150	6
Rates in excess of U.S.	412	1,230	1,252
Temporary differences not previously benefited	—	—	(953)
Reversal of prior years’ foreign, Federal, state and deferred income taxes	(6,713)	—	—
Other, net	59	(55)	(25)

	$(6,242)	$1,175	$1,227

During the year ended December 31, 2002, the Company benefited from a non-cash reversal of reserves of $6.7 million provided on prior years’ foreign, Federal, state and deferred income taxes for years that have been closed to audit or otherwise determined not to be required.

The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 2002 and 2001:

	December 31,
	2002	2001
	(in thousands)
Inventory basis differences	$2,276	$3,687
Restructuring reserves and other liabilities not yet deductible for tax purposes	21,599	14,009
Loss carryforwards	75,847	84,758
Foreign withholding taxes on undistributed earnings of foreign subsidiaries	—	(1,213)
Property, plant and equipment
Basis differences	858	712
Credit from prior year’s minimum tax	1,191	1,191
Other	1,861	1,894
Less valuation allowance	(103,632)	(106,251)

Deferred tax liability	$—	$(1,213)

A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized.

As at December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of $191.7 million expiring in the years 2005 through 2022. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company’s ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Segment Reporting

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

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Year Ended December 31, 2002
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$33,020	$3,969	$—	$36,989
Interest income	33	—	327	360
Interest expense	2,287	—	6,178	8,465
Depreciation, amortization and accretion	684	—	539	1,223
Segment income (loss)	2,021	3,011	(11,834)	(6,802)
Segment assets	23,004	—	6,335	29,339
Expenditures for segment assets	—	—	253	253

	Year Ended December 31, 2001
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$33,964	$12,056	$—	$46,020
Interest income	62	—	268	330
Interest expense	2,223	—	5,010	7,233
Depreciation, amortization and accretion	886	2	836	1,724
Segment income (loss)	(6,629)	11,410	(10,963)	(6,182)
Segment assets	24,821	—	14,352	39,173
Expenditures for segment assets	123	—	—	123

	Year Ended December 31, 2000
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$47,582	$12,272	$—	$59,854
Interest income	194	—	1,127	1,321
Interest expense	919	—	4,804	5,723
Depreciation, amortization and accretion	1,135	3	806	1,944
Segment income (loss)	1,429	11,220	(9,942)	2,707
Segment assets	31,740	2	28,575	60,317
Expenditures for segment assets	399	—	—	399

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Foreign Operations

The following table shows certain financial information relating to the Company’s operations in various geographical areas:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Total revenue:
United States	$34,514	$42,683	$56,439
Europe, Africa and the Middle East	1,943	3,030	4,425
Other foreign	2,145	2,332	3,409
Eliminations and corporate expenses	(1,613)	(2,024)	(4,419)

Total	$36,989	$46,020	$59,854

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Income (loss) from continuing operations before income taxes:
United States	$(9,080)	$(9,085)	$2,699
Europe, Africa and the Middle East	107	(278)	(70)
Other foreign	(74)	(337)	78

Total	$(9,047)	$(9,700)	$2,707

Loss from discontinued operations:
United States	$—	$(17,254)	$(38,176)

	Year Ended December 31,
	2002	2001
	(in thousands)
Identifiable assets:
United States	$17,696	$28,488
Europe, Africa and the Middle East	429	924
Other foreign	1,455	981
Eliminations and corporate assets	9,759	8,780

Total	$29,339	$39,173

Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company’s facilities and includes accounts receivable, inventories, other assets and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable and deferred financing fees at December 31, 2002 and 2001.

Note 22—Major Customers

The Company recorded revenue from two customers in 2002, Lockheed Martin and ADIC, which each individually accounted for more than 10% of the total revenue and collectively accounted for 28.0%. The

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded revenue from one licensee and one customer in 2001, which each individually accounted for more than 10% of the total revenue and collectively accounted for 24.8%. There were no licensees and customers who accounted for more than 10% of the total revenue in 2000.

Note 23—Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001.

	(In thousands, except share and per share data)
Fiscal 2002
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$9,985	$9,314	$9,001	$8,689
Operating income (loss)	1,220	1,582	(225)	(2,823)
Income (loss) from continuing operations	(1,308)	(671)	87	(913)
Net income (loss) applicable to common stockholders	(204)	348	1,126	117

Diluted loss per share from continuing operations	$(0.02)	$(0.06)	$(0.03)	$(0.01)
Diluted income (loss) per share applicable to common stockholders	$0.00	$(0.27)	$0.00	$0.00

Fiscal 2001
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$12,161	$10,309	$9,589	$13,961
Operating loss	(1,272)	(1,253)	320	(115)
Loss from continuing operations	(3,121)	(3,216)	(1,904)	(2,634)
Net loss applicable to common stockholders	(5,824)	(15,808)	(188)	(589)

Diluted loss per share from continuing operations	$(0.05)	$(0.06)	$(0.03)	$(0.04)
Diluted income (loss) per share applicable to common stockholders	$(0.10)	$(0.27)	$0.00	$(0.01)

AMPEX CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts	S-2

S-1

AMPEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions cost and expenses	Charges to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts and sales returns
December 31, 2000	$737	$(39)	$(428)	$(1)	$269
December 31, 2001	$269	$(99)	$(16)	$(1)	$153
December 31, 2002	$153	$(42)	$—	$1	$112

(1)	Includes transfers and reclassifications to other accounts, including any disposition of MicroNet Technology, Inc. and iNEXTV accounts receivable.

(2)	Includes write-offs and disposition of accounts receivable.

S-2

AMPEX CORPORATION

2002 FORM 10-K

EXHIBIT INDEX

Description

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