Form 10-Q
period 2003-03-31
AMPEX CORP /DE/
filed 2003-05-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2003, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 63,841,796. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended March 31, 2003

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,475	$7,579
Short-term investments	1,515	1,483
Accounts receivable (net of allowances of $196 in 2003 and $112 in 2002)	5,863	4,064
Inventories	7,029	7,336
Other current assets	3,035	2,368

Total current assets	22,917	22,830

Property, plant and equipment	5,498	5,757
Other assets	722	752

Total assets	$29,137	$29,339

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$304	$457
Accounts payable	1,385	962
Net liabilities of discontinued operations	1,003	1,108
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	10,205	10,471

Total current liabilities	14,197	14,298
Long-term debt	70,367	68,218
Other liabilities	64,515	64,413
Accrued restructuring costs	1,353	1,700
Net liabilities of discontinued operations	2,843	3,024

Total liabilities	153,275	151,653

Commitments and contingencies (Note 7)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value: Authorized: 69,970 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value: Authorized: 21,859 shares in 2003 and in 2002 Issued and outstanding—12,340 shares in 2003; 12,877 in 2002	24,680	25,754

Convertible preferred stock, $2,000 liquidation value: Authorized: 10,000 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value: Authorized: 898,171 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—
Common stock, $.01 par value:
Class A: Authorized: 175,000,000 shares in 2003 and in 2002 Issued and outstanding—63,841,796 shares in 2003; 63,412,196 shares in 2002	638	634
Class C: Authorized: 50,000,000 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—
Other additional capital	428,969	427,899
Accumulated deficit	(514,760)	(512,828)
Accumulated other comprehensive income	(63,665)	(63,773)

Total stockholders’ deficit	(148,818)	(148,068)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$29,137	$29,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)
Royalty income	$386	$1,215
Product revenue	8,244	8,770

Total revenue	8,630	9,985

Intellectual property costs	245	232
Cost of product sales	4,216	5,220
Research, development and engineering	685	681
Selling and administrative	3,082	2,632

Total costs and operating expenses	8,228	8,765

Operating income	402	1,220

Interest expense	2,221	2,123
Amortization of debt financing costs	14	417
Interest income	(13)	(162)
Other (income) expense, net	10	(3)

Loss before income taxes	(1,830)	(1,155)

Provision for income taxes	102	153

Net loss	(1,932)	(1,308)

Benefit from extinguishment of mandatorily redeemable preferred stock	1,036	1,104

Net loss applicable to common stockholders	(896)	(204)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	10	(9)
Minimum pension adjustment	(118)	—

Comprehensive loss	$(1,004)	$(213)

Basic and diluted loss per share :
Loss per share	$(0.03)	$(0.02)
Loss per share applicable to common stockholders	$(0.01)	$0.00

Weighted average number of common shares outstanding	63,416,917	61,658,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,932)	$(1,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	302	301
Accretion of interest expense	2,418	2,030
Periodic pension cost	118	—
Net loss on disposal of assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	(1,803)	1,426
Inventories	307	1,271
Other assets	(667)	3,172
Accounts payable	422	(573)
Other accrued liabilities and income taxes payable	(535)	(5,428)
Accrued restructuring costs	(347)	(327)
Other liabilities	102	3,165

Net cash provided by (used in) continuing operations	(1,615)	3,731
Net cash used in discontinued operations	(286)	(429)

Net cash provided by (used in) operating activities	(1,901)	3,302

Cash flows from investing activities:
Deferred gain on sale of assets	(13)	(16)
Additions to property, plant and equipment	(2)	—

Net cash used in continuing operations	(15)	(16)

Net cash used in investing activities	(15)	(16)

Cash flows from financing activities:
Borrowings under debt agreements	—	6,225
Repayments under debt agreements	(153)	(8,389)

Net cash used in continuing operations	(153)	(2,164)

Net cash used in financing activities	(153)	(2,164)

Effects of exchange rates on cash	(35)	(20)

Net increase (decrease) in cash and cash equivalents	(2,104)	1,102
Cash and cash equivalents, beginning of period	7,579	8,015

Cash and cash equivalents, end of period	$5,475	$9,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ampex Corporation

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

Liquidity

As a result of continuing losses, the Company’s liquidity has declined materially in recent years. In response, the Company has been required to restructure and extend the maturity date of its long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to its employee retirement pension plan. The Company has also significantly restructured and down-sized the operations of Data Systems, extended trade accounts payable balances and borrowed funds from an affiliate. Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for 2003. Ampex is also attempting to negotiate new licensing agreements with manufacturers of digital camcorders, still cameras and DVDs. Until such agreements are concluded, the Company’s royalty income stream will be substantially lower than levels realized in prior years.

As further discussed in Note 6, in the first quarter of 2002, the Company completed certain restructurings of its outstanding 12% Senior Notes originally due 2003 and Data Systems’ Senior Discount Notes originally due 2002. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. Management believes that these restructurings have improved the Company’s financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003 and by limiting the amount of cash payments required to be made on the restructured Notes prior to maturity to the actual amount of Available Cash Flow received by the Company. In addition, as discussed at Note 6, pursuant to agreements between the Company, Hillside Capital Incorporated (“Hillside”) and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company’s request, Hillside has made several pension contributions totaling $4.0 million through March 31, 2003, and the Company has issued notes payable to Hillside in the amount of the pension contributions. Under the terms of the notes, $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes.

Our finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. We are seeking a new line of credit but have not received any binding commitments to date. At March 31, 2003, we had letters of credits through a domestic financial institution in the amount of $1.4 million against which we provided cash as collateral. Cash collateral balances are included in the caption “Other current assets” on the Consolidated Balance Sheet.

The Company’s expectations as to its cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company’s control. If the Company experiences a decrease in demand for its products, the Company may be required to further reduce expenditures, borrow additional funds, or raise additional equity. There can be no assurance that the Company will be successful

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in these efforts, the failure of which may have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2002 and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3 – Recent Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS 146 effective January 1, 2003. There was no impact on our financial position or results of operations although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure – An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 15 – “Common Stock, Stock Options and Warrants” in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not intend to adopt the accounting provisions of FAS 123 for employee compensation.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We have adopted FIN 46 effective January 1, 2003. There was no impact on our financial position or results of operations.

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

Note 4 – Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator
Net loss	$(1,932)	$(1,308)

Net loss applicable to common stockholders	$(896)	$(204)

Denominator
Weighted average common stock outstanding	63,417	61,658

Basic and diluted loss per share	$(0.03)	$(0.02)

Basic and diluted loss per share applicable to common stockholders	$(0.01)	$(0.00)

In the three months ended March 31, 2003, the Company issued 429,600 shares of Common Stock to redeem 537 shares of Redeemable Preferred Stock. In the three months ended March 31, 2002, the Company issued 40,800 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock, and issued 429,600 shares of Common Stock to redeem 537 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. Shares of Common Stock potentially issuable to satisfy the Company’s remaining redemption obligation on the Redeemable Preferred Stock have been

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

included in the computation of diluted weighted average common stock outstanding in the periods where their deemed issuance would have a dilutive effect. If the Company was to satisfy its remaining redemption obligations by issuing Common Stock, based on the floor conversion price, an additional 9,872,000 shares of Common Stock would be issued over the number of common shares included in the diluted income per share computation at March 31, 2003.

Stock options to purchase 2,524,151 shares of Common Stock at prices ranging from $0.12 to $4.875 per share were outstanding at March 31, 2003, but were not included in the computation of diluted loss per share because they are anti-dilutive.

Stock options to purchase 2,932,897 shares of Common Stock at prices ranging from $0.17 to $6.00 per share were outstanding at March 31, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

In January 1998, Warrants to purchase 1,020,000 shares of Common Stock at $2.25 per share were issued in connection with the issuance of the Senior Notes. See Note 6. On May 10, 1999, Warrants were exercised for 204,000 shares of Common Stock, which are included in the weighted average common stock outstanding from the date of the issuance. The remaining outstanding warrants expired on March 15, 2003.

Note 5 – Supplemental Schedule of Cash Flow Information

	Three Months Ended March 31,
	2003	2002
	(in thousands)

Interest paid	$59	$45
Income taxes paid	9	134
Debt financing costs	—	403
Preferred stock (redemptions)	(1,074)	(1,074)
Preferred stock (conversions)	—	(102)

Note 6 – Debt

	March 31,	December 31,
	2003	2002
	(in thousands)
Notes Payable

Hillside notes payable	$150	$300
Note payable—other	154	157

Total	$304	$457

Long-term Debt

Senior discount notes	$11,207	$10,674
Hillside notes payable	3,259	3,259
Senior notes	55,901	54,285

Total	$70,367	$68,218

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company or certain affiliates are unable to do so. The Company may be contingently liable to fund pension contributions of Media in the event it is unable to make its pension contributions, and the Hillside obligation with respect to the Company would extend to the Media Plan. At the Company’s request, Hillside has made pension contributions totaling $4.0 million through March 31, 2003. The Company has issued Notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. During the three months ended March 31, 2003, $150,000 was repaid on the Hillside Notes. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 6.58% at March 31, 2003). The Company granted to Hillside a security interest in Data System’s inventory and other assets as collateral for advances which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in claims against the Company in the amount of the termination liability under the pension plan.

Senior Notes and Senior Discount Notes

In 1998, the Company issued $44.0 million of 12% Senior Notes, due March 15, 2003, together with Warrants to purchase 1.02 million shares of Common Stock which were valued at $765,000 using the Black-Scholes model. The Warrants were exercisable at $2.25 per share at any time on or prior to March 15, 2003. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million that have accreted in value at an annual rate of 20% to $11.2 million at March 31, 2003. In the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems’ Senior Discount Notes due March 31, 2002.

The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow” of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, certain debt and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest is payable through the issuance of additional Notes or capitalized. Through March 31, 2003, Available Cash Flow totaled $1.0 million. For the three months ended March 31, 2003, accrued interest on the Senior Discount Notes and Senior Notes totaled $0.5 million and $1.6 million, respectively. For the three months ended March 31, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $0.5 million and $1.5 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. There have been no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 15, 2002 to February 15, 2003, were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Indentures under which the new securities were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and its restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

Note 7 – Commitments and Contingencies

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). The Company has requested the Franchise Tax Board to supply it with information in support of the outstanding assessments which, with interest and penalty, totals approximately $2.8 million at March 31, 2003. The Company has appealed these assessments with the State Board of Equalization. Adverse determination of this appeal could have a material adverse effect on the Company’s liquidity.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized.

The Company is contingently liable to provide funding for plan benefits under a pension plan of a former affiliate (“Media”) which was sold in 1995. Presently the unfunded accumulated benefit liability is $15.7 million, substantially all of which is not recorded as a liability by the Company.

Note 7 – Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. To date, the Company has not declared dividends on either series of preferred stock. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the three months ended March 31, 2002, the Company issued 40,800 shares of Common Stock to satisfy the quarterly redemption requirements, leaving no shares of Convertible Preferred Stock outstanding. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the three months ended March 31, 2003, the Company issued 429,600 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 12,340 shares of Redeemable Preferred Stock outstanding. For the three months ended March 31, 2002, the Company issued 429,600 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.3 million face amount of Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make such redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $2.50 (subject to adjustment in the event of the proposed reverse stock split) or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through March 31, 2004. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 – Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2002	$(64,396)	$623	$(63,773)
Current period change	118	(10)	108

March 31, 2003	$(64,278)	$613	$(63,665)

Note 9 – Income Taxes

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

Note 10 – Segment Reporting

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

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Three Months Ended March 31, 2003
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$8,244	$386	$—	$8,630
Interest income	10	—	3	13
Interest expense	585	—	1,636	2,221
Depreciation, amortization and accretion	152	—	150	302
Segment income (loss)	1,221	141	(3,294)	(1,932)
Segment assets	25,079	—	4,058	29,137
Expenditures for segment assets	2	—	—	2

	Three Months Ended March 31, 2002
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$8,770	$1,215	$—	$9,985
Interest income	4	—	158	162
Interest expense	614	—	1,509	2,123
Depreciation, amortization and accretion	176	—	125	301
Segment income (loss)	1,160	983	(3,451)	(1,308)
Segment assets	23,139	—	10,985	34,124
Expenditures for segment assets	—	—	—	—

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

The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (the “2002 Form 10-K”).

Common Shares

On April 7, 2003, we announced that our Board of Directors unanimously recommended and approved a proposed amendment to our charter, subject to approval by shareholders, to effect a reverse stock split of our Class A common shares. The intention is to reduce the number of our current outstanding shares of approximately 63.4 million on a one-for-twenty basis. The proposal will be voted on at our annual meeting, to be held on June 6, 2003 in San Francisco. If approved by shareholders, the proposal would be effective upon filing the amended charter with the Delaware Secretary of State, as soon as practicable following the meeting. Until effectiveness, the number of authorized Class A common shares will be unaffected by the Board’s action. At the current price per share, which was $0.10 at the close of business on the date the Board approved the proposal, the percentage of value that is charged when buying and selling our stock is extremely high. We believe that an increase in the price per unit of our common shares could make trading more economically feasible. However, the actual effect of the reverse split cannot be predicted, and there can be no assurance that the trading price per Class A share will increase by a factor of 20, or that any increase will be sustained after the split becomes effective. There can be no assurance that our shareholders will approve the reverse stock split proposal.

Licensing Revenue and Product Groups

We have two operating segments: (1) high-performance mass data storage systems, instrumentation recorders and professional video products made by Data Systems; and (2) licensing of intellectual property by Ampex. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 10 to Notes to Unaudited Consolidated Financial Statements.

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

The following table shows licensing revenue and sales of Data Systems’ products by product group for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
	(in millions)

	2003	2002

Ampex Corporation

Licensing revenue	$0.4	$1.2

Ampex Data Systems Corporation

Mass data storage tape drives and library systems	4.8	5.3

Data acquisition and instrumentation recorders	2.6	2.7

Other	0.8	0.8

Total net product sales	$8.2	$8.8

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net Product Sales. Net sales decreased by 6.0% to $8.2 million in the three months ended March 31, 2003 compared to $8.8 million in the three months ended March 31, 2002. In 2003, the sales decline compared to 2002 was primarily due to lower mass data storage system sales to our commercial market. DST and instrumentation product sales were primarily attributed to sales to government customers who use our products for imaging and intelligence gathering. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has experienced an increase in activity in recent years as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2003. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future.

Our backlog of firm orders was $3.9 million at March 31, 2003 compared to $5.1 million at March 31, 2002. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

Royalties. Royalty income was $0.4 million in the three months ended March 31, 2003 compared to $1.2 million in the three months ended March 31, 2002. Certain license agreements have recently expired and our patents covering analog VCRs have expired which has caused the decline in royalty income. We are negotiating with former licensees terms by which we may extend the license of our intellectual property.

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

In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude additional licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our digital patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. In addition, we may be required to pursue litigation if negotiations are not successful. If successful, these discussions could result in incremental royalty income beginning in 2003. However, it is not possible to predict whether new license agreements will in fact be concluded.

Gross Profit. Gross profit as a percentage of net sales was 48.9% in the three months ended March 31, 2003 compared to 40.0% in the three months ended March 31, 2002. The increase in gross profit percentage in 2003 when compared to 2002 was due in large part to the growth in service contract revenue in our segment attributable to Data Systems’ operations as a percentage of total revenue at higher margins as compared to net product revenue.

Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by our in-house patent department in procuring royalty income. During the three months ended March 31, 2003 and 2002, we did not incur any significant expenditures associated with patent enforcement litigation. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us.

Selling and Administrative Expenses. Selling and administrative expenses increased to $3.1 million in the three months ended March 31, 2003 from $2.6 million in the three months ended March 31, 2002. Selling and administrative costs increased in 2003 compared to 2002 due in part to $0.1 million of pension costs charged to operations and costs incurred in new business development efforts. Annual pension costs are actuarially computed and are recorded on a quarterly basis. While no cash contributions are projected in 2003, future pension contributions beginning in 2004 are material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Research, Development and Engineering Expenses. Research, development and engineering expenses represented 7.9% and 6.8% of total revenue in the three months ended March 31, 2003 and 2002, respectively. We do not capitalize any RD&E expenditures and our current RD&E efforts are primarily in sustaining engineering activities of our current products and developing new ruggedized disk and solid state memory-based data acquisition recorders. In recent years, we have decreased the amount spent in research, development and engineering programs due to declining sales levels. We may be required to make additional cuts in RD&E spending if Data System’s sales decline significantly from current levels.

Operating Income (Loss). We reported operating income of $0.4 million in the three months ended March 31, 2003 compared to operating income of $1.2 million in the three months ended March 31, 2002. The decline in operating income in 2003 was primarily due to reduced royalty income for reasons discussed above.

Interest Expense. Interest expense in the three months ended March 31, 2003 increased to $2.2 million from $2.1 million in the three months ended March 31, 2002. In 2003, no cash interest payment was made and $1.0 million was paid in cash against interest in 2002. The balance of interest expense not paid in cash was capitalized as part of the senior notes. Interest expense in future years will increase due to the capitalization of interest on the senior notes not paid in cash from Available Cash Flow as well as from additional notes issued to Hillside in the event they make future years’ pension contributions.

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

Provision for Income Taxes. The provisions for income taxes in the three months ended March 31, 2003 and 2002 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2002, we had net operating loss carry forwards for income tax purposes of $191.7 million, expiring in the years 2005 through 2022. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. In addition, our royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes.

Net Loss. We reported a net loss of $1.9 million in the three months ended March 31, 2003 compared to a net loss of $1.3 million in the three months ended March 31, 2002, primarily as a result of the factors discussed above under “Interest Expense” and “Royalties.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares are valued at $2.50 per share, which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the three months ended March 31, 2003 and 2002 of $1.0 million and $1.1 million, respectively.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our net sales, revenues or income from continuing operations for the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

General. As a result of continuing losses, our liquidity has declined materially in recent years. In response, we have been required to restructure and extend the maturity date of our long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to our employee retirement pension plan. We have also significantly restructured and down-sized the operations of Data Systems, extended trade accounts payable balances and borrowed funds from an affiliate. Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for 2003. We are also attempting to negotiate new licensing agreements with manufacturers of digital camcorders, still cameras and DVDs. Until such agreements are concluded, our royalty income stream will be substantially lower than levels realized in prior years.

Our expectations as to our cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond our control. If we experience a decrease in demand for our products we maybe required to further reduce expenditures, borrow additional funds, or raise additional equity. There can be no assurance that we will be successful in these efforts, the failure of which may have a material adverse effect on our ability to achieve our intended business objectives. The risk factors discussed below describe uncertainties that could have an adverse effect on our liquidity and capital resources.

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

The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow”, which includes all future royalty proceeds received by Ampex, net of withholding taxes, less certain debt and pension payments and specified operating expenses and a working capital reserve of up to $2.5 million. We are required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture, which could allow the Noteholders the right to accelerate the indebtedness and foreclose on their liens. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by us, and unpaid accrued interest will be payable through the issuance of additional Notes or capitalized. Through March 31, 2003, Available Cash Flow has totaled $1.0 million.

For the three months ended March 31, 2003, accrued interest on the Senior Discount Notes and Senior Notes totaled $0.5 million and $1.6 million, respectively. For the three months ended March 31, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $0.5 million and $1.5 million, respectively, and a cash payment of $1.0 million was applied to reduce the principal and accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 16, 2002 to February 15, 2003 were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

Cash Flow. We used cash from continuing operating activities totaling $1.6 million in the three months ended March 31, 2003, largely due shipments made in the final month of the quarter which were not paid by the quarter end. We generated cash from continuing operating activities totaling $3.7 million in the three months ended March 31, 2002, largely due to the collection of a significant royalty payment due in the period. Cash used by discontinued operations totaled $0.3 million in the three months ended March 31, 2003 and $0.4 million in the three months ended March 31, 2002.

Pursuant to an agreement between us, Hillside Capital Incorporated (“Hillside”) and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made five pension contributions totaling $4.0 million through March 31, 2003, and has been issued notes by us in the amount of the pension contributions. We currently anticipate that for the remainder of fiscal 2003 there will be no pension payments required by Ampex or Hillside based on the most recent actuarial valuation. However, pension contributions totaling $7.9 million due in 2004 have been computed using actuarial assumptions presently in effect. It is anticipated that future contributions will be funded by Hillside. In that event, we would issue additional notes to Hillside in an equivalent amount. Under the terms of the notes, accrued interest is payable quarterly, a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. During the three months ended March 31, 2003 a principal repayment of $150,000 was made on the Hillside Notes. There were no principal repayments made on the Hillside Notes for the three months ended March 31, 2002. The Notes are secured by a lien on Data Systems’ inventories. In September 2002, Ampex and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the Management of substantially all of the pension plan assets.

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

Our finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. We are seeking a new line of credit but have not received any binding commitments to date. At March 31, 2003, we had letters of credit through a domestic financial institution in the amount of $1.4 million against which we provided cash as collateral.

Listing on American Stock Exchange. In June 2002, the staff of the American Stock Exchange (“Amex”) notified us that it had accepted our plan to bring the Company into compliance with the Amex listing standards by June 30, 2003 and is continuing the listing of our Common Shares pursuant to this extension. By such date, we are required to have stockholders’ equity in excess of $4.0 million. At March 31, 2003, we reported a stockholders’ deficit of approximately $148.8 million. It does not appear likely that we will attain compliance with the Amex’s continued listing requirements by June 30, 2003, which is dependent on a number of factors that are beyond our control, including equity capital market conditions. Furthermore, the Amex has advised us that it may initiate delisting proceedings at any time, notwithstanding the extension it has provided to us. If our Common Stock is delisted by the Amex, the market for our Common Stock may be adversely affected.

On April 7, 2003, we announced that our Board of Directors unanimously recommended and approved a proposed amendment to our charter, subject to approval by shareholders, to effect a reverse stock split of our Class A common shares. The number of our current outstanding shares of approximately 63.4 million would be redeemed on a one-for-twenty basis to 3.2 million shares. The proposal will be voted on at our annual meeting, to be held on June 6, 2003 in San Francisco. If approved by shareholders, the proposal would be effective upon filing the amended charter with the Delaware Secretary of State, as soon as practicable following the meeting. Until effectiveness, the number of authorized Class A common shares will be unaffected by the Board’s action. At the current price per share, which was $0.10 at the close of business on the date the Board approved the proposal, the percentage of value that is charged when buying and selling our stock is extremely high. We believe that an increase in the price per unit of our common shares that may result from the reverse stock split could make trading more economically feasible. However, the actual effect of the reverse split cannot be predicted, and there can be no assurance that the trading price per Class A share will increase by a factor of 20, or that any increase will be sustained after the split becomes effective. There can be no assurance that our shareholders will approve the proposal.

Off-Balance Sheet Arrangements. During the three months ended March 31, 2003 and 2002, we did not have any off-balance sheet arrangements that have or will be reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the quarter ended March 31, 2003, there were no material changes outside the ordinary course of the Company’s business in the contractual obligations and commercial commitments set forth in the 2002 Form 10-K.

Recent Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS 146 effective January 1, 2003. There was no impact on our financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We have adopted FIN 46 effective January 1, 2003. There was no impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure – An Amendment

of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have included the disclosures required by SFAS 148 in Note 15 – “Common Stock, Stock Options and Warrants” in our Annual Report on Form 10-K for the year ended December 31, 2002. We do not intend to adopt the accounting provisions of FAS 123 for employee compensation.

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

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and of our corporate patent licensing division. In 2002, total operating costs slightly exceeded revenues of these businesses. In the three months ended March 31, 2003 we generated operating income. In 2002 and the three months ended March 31, 2003, we lost money after interest expense was deducted. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2004 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest is added to the outstanding debt balance and will be repayable in the future.

We restructured the operations of Data Systems in 2001 and 2002. Data Systems reported a profit from operations and a net profit in 2002 and the three months ended March 31, 2003. It will remain profitable in future periods only if sales levels do not fall significantly from current levels. In addition, revenues from our licensing operations in 2002 and the three months ended March 31, 2003 declined significantly from prior comparable periods and unless we are successful in negotiating new licenses of our patents for use in products such as digital camcorders, digital cameras, DVDs and other consumer products not previously licensed by us, our licensing income may decline further in future periods. We can not predict when, if ever, we will be successful in negotiating new licensing agreements. Licensing negotiations can take up to several years to conclude and even if we are successful, there can be no assurance that licensing revenues will attain levels comparable to prior years.

Accordingly, there is a material risk that we will continue to incur operating and net losses in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above and the other Risk Factors included in this section.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Our cash and marketable securities totaled $7.0 million at March 31, 2003.

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have requested the Franchise Tax Board to supply us with information in support of the outstanding assessments which, with interest and penalties, totaled approximately $2.8 million at March 31, 2003. We have appealed these assessments with the State Board of Equalization. Adverse determination of this appeal could have a material adverse effect on our liquidity.

Our subsidiary, Ampex Finance Corporation (“AFC”), had a working capital facility that expired in May 2002. We are seeking to obtain a new accounts receivable based line of credit that would improve Data Systems’ financial flexibility. However, no commitment has been received to date.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of March 31, 2003 we had outstanding approximately $70.7 million of total borrowings, which includes approximately $55.9 million under our 12% Senior Notes due 2008, $11.2 million under our Senior Discount Notes due 2005 and $3.4 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million due in 2004 have been computed using actuarial assumptions presently in effect. It is anticipated that such contributions will be funded by Hillside. In that event we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amounts of our outstanding debt.

The Senior Notes require that we generate a minimum of $25 million of Available Cash Flow (as defined) during the three-year period ending December 31, 2004. Through March 31, 2003, we have generated $1 million of Available Cash Flow. To meet this requirement, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

The degree to which we are leveraged could have other important consequences to investors, including the following:

•	a substantial portion of our cash flow from licensing operations must be dedicated to the payment of the principal of and interest on our outstanding indebtedness, and therefore will not be available for other purposes;

•	recent restructurings of our senior debt and borrowings to fund our pension plan contributions have increased our interest expense and, although we have endeavored to refinance a portion of this debt by entering into a mortgage or sale and leaseback of our Colorado facility in order to lower these costs, we have not been successful in these efforts;

•	our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired by the terms of our existing debt agreements, and even if existing lenders consent to the issuance of new debt, such financing may not be available on terms favorable to us;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our leverage may make us more vulnerable to a downturn in our business or the economy in general; and

•	the financial covenants and other restrictions contained in our indentures and other agreements relating to our indebtedness also restrict our ability to make new investments, dispose of assets or to pay dividends on or repurchase preferred or common stock.

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

Risks Associated with Acquisition Strategy

We are not currently seeking to make any acquisitions of a controlling interest in new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which Ampex has not historically been involved. We may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

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

Our Operating Results are Subject to Quarterly Fluctuations

Our sales and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	customer ordering patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements;

•	order cancellations;

•	receipt of royalty income;

•	the amount and timing of capital expenditures and other costs relating to our operations;

•	the availability of critical raw materials and inventory subassembly components from our suppliers; and

•	general economic and industry conditions.

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

We Encounter Significant Competition in All of Our Businesses

Data Systems encounters significant competition in all the markets for its products and services. Many of its competitors have greater resources and access to capital than the Company. In the mass data storage market, Data Systems competes with a number of well-established competitors such as IBM Corporation, Storage Technology Corporation, Sony Corporation and ADIC, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. In addition, price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Data Systems’ tape-based DST products.

In the instrumentation market, Data Systems competes primarily with companies that depend on government contracts for a major portion of their sales in this market, including Calculex, L-3 Communications Corporation and Sypris Solutions, Inc. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined.

We Are Dependent On Certain Suppliers

Data Systems purchases certain components from a single domestic or foreign manufacturer. Significant delays in deliveries or defects in such components could adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we depend may be limited. We do not generally enter into long-term raw materials or components supply contracts.

We Are Subject to Certain Risks Related to Our International Operations

Although we significantly curtailed Data Systems’ international operations in prior years, sales to foreign customers (including U.S. export sales) continue to be significant to our results of operations. International operations are subject to a number of special risks, including limitations on repatriation of earnings, restrictive actions by local governments, and nationalization. Additionally, export sales are subject to export regulation and restrictions imposed by U.S. government agencies. Fluctuations in the value of foreign currencies can affect our results of operations. We do not normally seek to mitigate our exposure to exchange rate fluctuations by hedging our foreign currency positions.

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

The American Stock Exchange has provided an extension to us to bring the Company into compliance with the Amex listing standards by June 30, 2003. It does not appear likely that we will attain compliance with the Amex’s continued listing requirements by June 30, 2003. Also, the AMEX may initiate delisting proceedings at any time notwithstanding the extension they provided to us. If our shares are delisted, the market for our Common Stock may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

As described above under the caption “Common Shares,” we recently announced that our Board of Directors has approved a proposed amendment to our charter, subject to approval by stockholders at our annual meeting of stockholders to be held on June 6, 2003, to effect a one-for-twenty reverse stock split of our outstanding shares of Class A Common Stock. If approved by stockholders, the reverse split would reduce the number of outstanding shares from approximately 63.4 million to approximately 3.2 million. We expect to pay cash in lieu of issuing any fractional shares that would result from the reverse stock split. Until effectiveness, the number of outstanding shares of Class A Common Stock will remain unaffected by the Board’s action.

At the current price per share, which was $0.10 at the close of business on the date the Board approved the proposal, the percentage of value that is charged when buying or selling our common stock is extremely high. Management believes that an increase in the price per share of our common stock could make trading more economically feasible, and the reverse stock split is intended to increase the market price per share of our Class A Common Stock. However, the actual effect of the reverse split cannot be predicted, and there can be no assurance that the trading price per share will increase by a factor of 20, or that any increase will be sustained after the split becomes effective. If the market price per share does not increase twenty-fold following the reverse split, then our total market capitalization, and the dollar value of each investor’s total investment in our Class A Common Stock, will decrease as a result of the reverse split, despite the fact that it was intended to facilitate an increase in such value over time. Management cannot predict the magnitude of any such immediate decrease. As stated above, the trading price of our Class A Common Stock may change due to a variety of other factors. If the reverse stock split is implemented and the market price of the Class A Common Stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split.

The reverse stock split will not affect the number of shares of our capital stock authorized for issuance, and therefore will result in an increase in the number of authorized shares available for future issuance. These additional shares could be used for any proper corporate purpose approved by the Board, including, among other purposes, future financing transactions, but we have no current plans to issue these additional shares. Although the increase in the number of shares available for future issuance could, under certain circumstances, have an antitakeover effect, the reverse split was not proposed in response to any effort to accumulate shares of Class A Common Stock or to obtain control of the Company, and the reverse split is not intended as an antitakeover device. The reduced number of shares of Class A Stock that would be outstanding after the reverse stock split will likely reduce the trading volume of the Class A Stock.

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

We do not Expect to Pay Dividends on our Common Stock

We have not declared dividends on our Common Stock since our incorporation in 1992 and we have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of certain debt and other agreements and of our outstanding Preferred Stock as to the declaration of dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-14(c) and 15d-14(c). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation. Therefore no corrective actions were necessary. However, we have implemented new updated inventory management and general accounting and operating software during the first quarter of 2003.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while we were a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have requested the Franchise Tax Board to supply us with information in support of the outstanding assessments which, with interest and penalty, totaled approximately $2.8 million at March 31, 2003. We have appealed the assessments with the State Board of Equalization. Adverse determination of this appeal could have a material adverse effect on our liquidity.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. We have been engaged in six environmental investigation, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California and have recently been named as a de minimus potentially responsible party at an additional Superfund site in Santa Barbara County, California. Some of these activities involve the participation of state and local government agencies. The other six sites (including the five Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 2002, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expect to spend a similar amount in fiscal 2003 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 2003, we had an accrued liability of $0.9 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe it has no contingent liability in connection with such pending matters, either individually or in the aggregate, material to our financial condition or results of operations or material to investors.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2003, we redeemed 537 shares of Redeemable Preferred Stock by issuing to the holders 429,600 shares of Common Stock. No cash or other consideration was paid or received by us, directly or indirectly, in connection with the redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6(a). EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6(a).

ITEM 6(b). REPORTS ON FORM 8-K

We filed a Current Report on Form 8-K on or about April 8, 2003 to report that the Board of Directors recommended a proposed amendment to our charter, subject to approval by shareholders, to effect a reverse stock split of our Class A common shares on a one-for twenty basis. The proposal will be voted on at our annual meeting to be held on June 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: May 14, 2003	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

Date: May 14, 2003	/s/ CRAIG L. McKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Edward J. Bramson, Chairman and Chief Executive Officer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Ampex Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMPEX CORPORATION

Date: May 14, 2003	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

I, Craig L. McKibben, Vice President, Chief Financial Officer and Treasurer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Ampex Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMPEX CORPORATION

Date: May 14, 2003	/s/ CRAIG L. McKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Description

99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.