Form 10-Q
period 2003-06-30
AMPEX CORP /DE/
filed 2003-08-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2003, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,255,937. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended June 30, 2003

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,469	$7,579
Short-term investments	1,601	1,483
Accounts receivable (net of allowances of $150 in 2003 and $112 in 2002)	5,176	4,064
Inventories	6,638	7,336
Other current assets	8,043	2,368

Total current assets	27,927	22,830
Property, plant and equipment	5,259	5,757
Other assets	693	752

Total assets	$33,879	$29,339

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$298	$457
Accounts payable	934	962
Net liabilities of discontinued operations	938	1,108
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	10,935	10,471

Total current liabilities	14,405	14,298
Long-term debt	72,580	68,218
Other liabilities	64,760	64,413
Accrued restructuring costs	1,005	1,700
Net liabilities of discontinued operations	2,720	3,024

Total liabilities	155,470	151,653

Commitments and contingencies (Note 8)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2003 and in 2002 Issued and outstanding—12,340 shares in 2003; 12,877 in 2002	23,606	25,754

Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2003 and in 2002 Issued and outstanding—3,255,937 shares in 2003; 3,170,610 shares in 2002	33	32
Class C:
Authorized: 50,000,000 shares in 2003 and in 2002 Issued and outstanding—none in 2003 and in 2002	—	—
Other additional capital	430,793	428,501
Accumulated deficit	(512,471)	(512,828)
Accumulated other comprehensive income	(63,552)	(63,773)

Total stockholders’ deficit	(145,197)	(148,068)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$33,879	$29,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(unaudited)
Royalty income	$5,572	$1,310	$5,958	$2,525
Product revenue	5,927	5,675	11,583	12,417
Service revenue	2,396	2,329	4,984	4,358

Total revenue	13,895	9,314	22,525	19,300

Intellectual property costs	346	189	591	421
Cost of product and service revenue	4,276	4,575	8,492	9,795
Research, development and engineering	945	639	1,630	1,320
Selling and administrative	3,165	2,329	6,247	4,961

Total costs and operating expenses	8,732	7,732	16,960	16,497

Operating income	5,163	1,582	5,565	2,803

Interest expense	2,280	2,036	4,501	4,159
Amortization of debt financing costs	14	14	28	431

Interest income	(16)	(116)	(29)	(278)
Other (income) expense, net	23	195	33	192

Income (loss) before income taxes	2,862	(547)	1,032	(1,701)

Provision for income taxes	573	124	675	278

Net income (loss)	2,289	(671)	357	(1,979)

Benefit from extinguishment of mandatorily redeemable preferred stock	1,031	1,019	2,067	2,123

Net income applicable to common stockholders	3,320	348	2,424	144

Other comprehensive income, net of tax:
Foreign currency translation adjustments	3	97	13	88
Minimum pension adjustment	(116)	—	(234)	—

Comprehensive income	$3,207	$445	$2,203	$232

Basic income (loss) per share :
Income (loss) per share	$0.72	$(0.22)	$0.11	$(0.64)
Income per share applicable to common stockholders	$1.04	$0.11	$0.76	$0.05

Weighted average number of common shares outstanding	3,195,127	3,106,406	3,182,986	3,094,657

Diluted income (loss) per share :
Income (loss) per share	$0.62	$(0.22)	$0.10	$(0.64)
Income per share applicable to common stockholders	$0.91	$0.11	$0.66	$0.05

Weighted average number of common shares outstanding	3,667,247	3,106,406	3,655,106	3,094,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30, 2003	June 30, 2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$357	$(1,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and warrant accretion	576	604
Accretion of interest expense	4,351	3,984
Periodic pension cost	234	—
Net loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	(1,116)	1,566
Inventories	698	1,715
Other assets	(2,676)	2,926
Accounts payable	(29)	(1,334)
Other accrued liabilities and income taxes payable	486	(5,766)
Accrued restructuring costs	(695)	(690)
Other liabilities	347	3,218

Net cash provided by continuing operations	2,533	4,247
Net cash used in discontinued operations	(474)	(859)

Net cash provided by operating activities	2,059	3,388

Cash flows from investing activities:
Deferred gain on sale of assets	(25)	(25)
Additions to property, plant and equipment	(9)	—

Net cash used in continuing operations	(34)	(25)

Net cash used in investing activities	(34)	(25)

Cash flows from financing activities:
Borrowings under debt agreements	—	11,462
Repayments under debt agreements	(159)	(13,934)
Debt repayment commitment reflected as restricted cash	(3,000)	—
Proceeds from issuance of common stock	145	—

Net cash used in continuing operations	(3,014)	(2,472)

Net cash used in financing activities	(3,014)	(2,472)

Effects of exchange rates on continuing operations	(121)	53

Net increase (decrease) in cash and cash equivalents	(1,110)	944
Cash and cash equivalents, beginning of period	7,579	8,015

Cash and cash equivalents, end of period	$6,469	$8,959

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

On April 7, 2003, the Company announced that the Board of Directors unanimously recommended and approved an amendment to the Company charter to effect a reverse stock split of the Class A common shares on a one-for-twenty basis. The amendment was approved at the annual shareholders’ meeting and became effective with the American Stock Exchange on June 12, 2003. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares. Common shares and per share calculations for all prior periods included in the unaudited Consolidated Financial Statements and the Notes thereto, has been restated to reflect the impact of the one-for-twenty reverse stock split.

Liquidity

In prior years, the Company incurred significant losses and experienced a material decline in liquidity. This forced the Company to restructure and extend the maturity date of its long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to its employee retirement pension plan. The Company has also significantly restructured and down-sized the operations of Data Systems in order for that business to be profitable at current sales levels. Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for 2003.

As further discussed in Note 7, in the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes originally due 2003 and Data Systems’ Senior Discount Notes originally due 2002. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. Management believes that these restructurings have improved the Company’s financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003 and by limiting the amount of cash payments required to be made on the restructured Notes prior to maturity to the actual amount of Available Cash Flow received by the Company. In addition, as discussed at Note 7, pursuant to agreements between the Company, Hillside Capital Incorporated (“Hillside”) and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so. At the Company’s request, Hillside has made several pension contributions totaling $4.0 million through June 30, 2003, and the Company has issued notes payable to Hillside in the amount of the pension contributions. Under the terms of the notes, $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes.

The Company’s finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. We are seeking a new line of credit but have not received any binding commitments to date. At June 30, 2003, we had letters of credits through a domestic financial institution in the amount of $1.4 million against which we provided cash as collateral. Cash collateral balances are included in the caption “Other current assets” on the Consolidated Balance Sheet.

The Company’s expectations as to its cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company’s control. If the Company experiences a decrease in demand for its products or anticipated royalty income, the Company may be required to further reduce expenditures, borrow additional funds, or seek to raise additional equity. There can be no assurance that the Company will be successful in these efforts, the failure of which may have a material adverse effect on the Company’s ability to achieve its intended business objectives.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Summary of Significant Accounting Policies

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3—Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with APB No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation.

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income applicable to common stockholders and basic and diluted income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income applicable to common stockholders:

As reported	$3,320	$348	$2,424	$144
Compensation expense, net of tax	(5)	(53)	(14)	(111)

Pro forma	$3,315	$295	$2,410	$33

Basic income per share:

As reported	$1.04	$0.11	$0.76	$0.05

Pro forma	$1.04	$0.09	$0.76	$0.01

Diluted income per share:

As reported	$0.91	$0.11	$0.66	$0.05

Pro forma	$0.90	$0.09	$0.66	$0.01

These proforma disclosures are not necessarily representative of the effects on reported net income (loss) for future periods.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Expected life (years)	1.0	1.0	1.0	1.0

Risk-free interest rate	1.27%	3.28%	1.27%	3.28%

Expected volatility	3.19	1.47	3.19	1.47

Expected dividend yield	—	—	—	—

Note 4—Recent Pronouncements

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 15—“Common Stock, Stock Options and Warrants” in the Annual Report on Form 10-K for the year ended December 31, 2002 and Note 3—“Stock-Based Compensation” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. The Company does not intend to adopt the accounting provisions of FAS 123 for employee compensation.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

Note 5—Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Numerator
Net income (loss)	$2,289	$(671)	$357	$(1,979)

Net income applicable to common stockholders	$3,320	$348	$2,424	$144

Denominator—Basic
Weighted average common stock outstanding	3,195	3,106	3,183	3,095

Basic income (loss) per share	$0.72	$(0.22)	$0.11	$(0.64)

Basic income per share applicable to common stockholders	$1.04	$0.11	$0.76	$0.05

Denominator—Diluted
Weighted average common stock outstanding	3,195	3,106	3,183	3,095
Conversion of redeemable preferred stock	472	—	472	—

Total	3,667	3,106	3,655	3,095

Diluted income (loss) per share	$0.62	$(0.22)	$0.10	$(0.64)

Diluted income per share applicable to common stockholders	$0.91	$0.11	$0.66	$0.05

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the six months ended June 30, 2003, the Company issued 42,960 shares of Common Stock to redeem 1,074 shares of Redeemable Preferred Stock. In the six months ended June 30, 2002, the Company issued 2,040 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock, and issued 42,960 shares of Common Stock to redeem 1,074 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. Shares of Common Stock potentially issuable to satisfy the Company’s remaining redemption obligation on the Redeemable Preferred Stock have been included in the computation of diluted weighted average common stock outstanding in the periods where their deemed issuance would have a dilutive effect. If the Company was to satisfy its remaining redemption obligations by issuing Common Stock, based on the floor conversion price, an additional 472,120 shares of Common Stock would be issued at June 30, 2003.

Stock options to purchase 79,226 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at June 30, 2003, but were not included in the computation of diluted loss per share because the exercise price was greater than the average market value of the common shares.

Stock options to purchase 139,424 shares of Common Stock at prices ranging from $2.40 to $120.00 per share were outstanding at June 30, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

In January 1998, Warrants to purchase 51,000 shares of Common Stock at $45.00 per share were issued in connection with the issuance of the Senior Notes. See Note 7. Unexercised warrants on 40,800 shares of Common Stock expired on March 15, 2003.

Note 6—Supplemental Schedule of Cash Flow Information

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Interest paid	$113	$89
Income taxes paid	64	265
Debt financing costs	—	403
Preferred stock (redemptions)	(1,074)	(1,074)
Preferred stock (conversions)	—	(102)

Note 7—Debt

	June 30, 2003	December 31, 2002
	(in thousands)
Notes Payable

Hillside notes payable	$150	$300
Note payable—other	148	157

Total	$298	$457

Long-term Debt

Senior discount notes	$11,768	$10,674
Hillside notes payable	3,259	3,259
Senior notes	57,553	54,285

Total	$72,580	$68,218

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company or certain affiliates are unable to do so. The Company may be contingently liable to fund pension contributions of Media in the event it is unable to make its pension contributions, and the Hillside obligation with respect to the Company would extend to the Media Plan. At the Company’s request, Hillside has made pension contributions totaling $4.0 million through June 30, 2003. The Company has issued Notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 6.29% at June 30, 2003). The Company granted to Hillside a security interest in Data System’s inventory and other assets as collateral for advances which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in claims against the Company in the amount of the termination liability under the pension plan.

Senior Notes and Senior Discount Notes

In 1998, the Company issued $44.0 million of 12% Senior Notes, due March 15, 2003, together with Warrants to purchase 51,000 shares of Common Stock which were valued at $765,000 using the Black-Scholes model. The Warrants were exercisable at $45.00 per share at any time on or prior to March 15, 2003. In November 2000, Data Systems issued Senior Discount Notes providing net proceeds of $8 million that have accreted in value at an annual rate of 20% to $11.8 million at June 30, 2003. In the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems’ Senior Discount Notes due March 31, 2002.

The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow” of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, certain debt and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest is payable through the issuance of additional Notes or capitalized. Through June 30, 2003, Available Cash Flow totaled $4.0 million. For the six months ended June 30, 2003, accrued interest on the Senior Discount Notes and Senior Notes totaled $4.4 million. A cash payment in July 2003 of $3.0 million was applied to reduce accrued interest on the Senior Discount Notes. For the six months ended June 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $4.0 million. A cash payment of $1.0 million was applied to reduce accrued interest on the Senior Discount Notes. There have been no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $3.3 million, representing accrued interest for the period February 16, 2003 to August 15, 2003, will be issued in August 2003. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 15, 2002 to February 15, 2003, were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). The assessed amount with interest and penalty totals approximately $2.8 million at June 30, 2003. The Company has appealed these assessments with the State Board of Equalization. Adverse determination of this appeal could have a material adverse effect on the Company’s liquidity.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. To date, the Company has not declared dividends on either series of preferred stock. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the six months ended June 30, 2002, the Company issued 2,040 shares of Common Stock to satisfy the quarterly redemption requirements, leaving no shares of Convertible Preferred Stock outstanding. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the six months ended June 30, 2003, the Company issued 42,960 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 11,803 shares of Redeemable Preferred Stock outstanding. For the six months ended June 30, 2002, the Company issued 42,960 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company is obligated to redeem approximately $4.3 million face amount of Redeemable Preferred Stock over the next twelve months. The Company has the option to make mandatory redemption payments either in cash or in shares of Common Stock. In the event that the Company does not have sufficient funds legally available to make such redemption payment in cash, the Company will be required to make such redemption payment by issuing shares of Common Stock. Shares of Common Stock issued to make any optional or mandatory redemption payments will be valued at the higher of $50.00 or fair market value per share of Common Stock. The Company intends to issue shares of Common Stock to satisfy its redemption obligation on the Redeemable Preferred Stock through June 30, 2004. To the extent that the floor redemption price exceeds the fair value of shares issued to redeem the Convertible Preferred Stock and the Redeemable Preferred Stock the Company recognizes a benefit from extinguishment of preferred stock.

Note 10—Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2002	$(64,396)	$623	$(63,773)
Current period change	234	(13)	221

June 30, 2003	$(64,162)	$610	$(63,552)

Note 11—Income Taxes

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Six Months Ended June 30, 2003
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$16,567	$5,958	$—	$22,525
Interest income	25	—	4	29
Interest expense	1,195	—	3,306	4,501
Depreciation, amortization and accretion	287	—	289	576
Segment income (loss)	2,215	5,367	(7,225)	357
Segment assets	26,913	—	6,966	33,879
Expenditures for segment assets	2	—	7	9

	Six Months Ended June 30, 2002
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$16,775	$2,525	$—	$19,300
Interest income	13	—	265	278
Interest expense	1,168	—	2,991	4,159
Depreciation, amortization and accretion	353	—	251	604
Segment income (loss)	2,127	2,104	(6,210)	(1,979)
Segment assets	23,672	—	9,791	33,463
Expenditures for segment assets	—	—	—	—

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

Common Shares

On April 7, 2003, we announced that our Board of Directors unanimously recommended and approved an amendment to our charter to effect a reverse stock split of our Class A common shares on a one-for-twenty basis. The amendment was approved at our annual shareholders’ meeting and became effective with the American Stock Exchange on June 12, 2003. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares. Common shares and per share calculations for all prior periods included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of Ampex Corporation and in the unaudited Consolidated Financial Statements and the Notes thereto, have been restated to reflect the impact of the one-for-twenty reverse stock split.

Licensing, Product and Service Revenue

We have two operating segments: (1) high-performance mass data storage systems, instrumentation recorders and professional video products made by Data Systems; and (2) licensing of intellectual property by Ampex. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 12 of Notes of Unaudited Consolidated Financial Statements.

The first operating segment includes Data Systems’ three principal product groups and its service revenue:

•	Mass data storage systems, including Data Systems’ 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts;

•	Instrumentation recorders, including Data Systems’ data acquisition and instrumentation products (primarily DCRsi instrumentation recorders) and related tape and aftermarket parts;

•	Professional video products, consisting principally of television aftermarket products that Data Systems continues to support but no longer manufactures; and

•	Service revenue, consisting principally of maintenance contracts on Data Systems’ products.

Our intellectual property licensing segment generates royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.

No other class of similar products or service accounted for more than 15% of consolidated revenue during the comparison periods discussed below.

The following table shows licensing revenue, sales of Data Systems’ products by product group and service revenue on Data Systems’ products for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)

	2003	2002	2003	2002
Ampex Corporation

Licensing revenue	$5.6	$1.3	$5.9	$2.5

Ampex Data Systems Corporation

Mass data storage tape drives and library systems	2.8	3.3	5.7	7.2

Data acquisition and instrumentation recorders	2.4	1.8	4.5	4.0

Service revenue	2.4	2.3	5.0	4.4

Other	0.7	0.6	1.4	1.2

Total product and service revenue	$8.3	$8.0	$16.6	$16.8

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

Product and Service Revenue. Total product and service revenue increased by 4.0% to $8.3 million in the three months ended June 30, 2003 compared to $8.0 million in the three months ended June 30, 2002 and decreased by 1.2% to $16.6 million in the six months ended June 30, 2003 compared to $16.8 million in the six months ended June 30, 2002. In 2003, lower mass data storage system sales to our commercial markets were offset in part by an increase in service contract revenue on mass data storage and instrumentation recorders. Data Systems continues to emphasize its service business, which we believe is less vulnerable to fluctuations in funding of government capital equipment programs. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has experienced an increase in activity in recent years as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2003. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future.

Our backlog of firm orders was $10.1 million at June 30, 2003 compared to $5.1 million at June 30, 2002. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

Royalty Income. In June 2003, we announced that we had entered into license agreements with two companies authorizing their use of our patents in the manufacture of video tape recorders, including digital camcorders. The agreements collectively provided for a one-time royalty payment of $5.4 million as settlement for royalties due on products sold in prior periods, which was recognized as royalty income in the second quarter of 2003. Ongoing royalty income and payments will be calculated as a percentage of the sales price on future product sales.

Certain license agreements have recently expired and our patents covering analog VCRs have expired which has caused the decline in royalty income from levels realized in prior years. We are negotiating with former licensees terms by which we may extend the license of our intellectual property. In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude additional licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our digital patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. In addition, we may be required to pursue litigation if negotiations are not successful. If successful, these discussions could result in incremental royalty income in the second half of 2003. However, it is not possible to predict whether additional new license agreements will in fact be concluded.

Gross Profit. Gross profit as a percentage of product and service revenue was 48.6% in the three months ended June 30, 2003 compared to 42.8% in the three months ended June 30, 2002 and 48.2% in the six months ended June 30, 2003 compared to 41.6% in the six months ended June 30, 2002. The increase in gross profit percentage in 2003 when compared to 2002 was due in large part to the growth in service contract revenue attributable to Data Systems’ operations as a percentage of total revenue which generates higher margins than margins earned on equipment sales. Our gross profit percentages fluctuate based on a number of factors including the volume of systems sales, product mix and growth in service revenues.

Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by our in-house patent department in procuring royalty income. During the three and six months ended June 30, 2003 and 2002, we did not incur any significant expenditures associated with patent enforcement litigation. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us.

Selling and Administrative Expenses. Selling and administrative expenses increased to $3.2 million in the three months ended June 30, 2003 from $2.3 million in the three months ended June 30, 2002 and increased to $6.3 million in the six months ended June 30, 2003 from $5.0 million in the six months ended June 30, 2002. Selling and administrative costs increased in 2003 compared to 2002 due in part to $0.2 million of incremental pension costs charged to operations in 2003 and costs incurred in new business development efforts. While no cash contributions to our pension plan are projected in 2003, future required pension contributions beginning in 2004 are material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Research, Development and Engineering Expenses. Research, development and engineering expenses represented 6.8% and 6.9% of total revenue in the three months ended June 30, 2003 and 2002, respectively, and 7.2% and 6.8% of total revenue in the six months ended June 30, 2003 and 2002, respectively. We do not capitalize any RD&E expenditures. The increase in RD&E expenditures during 2003 primarily is due to costs incurred to produce engineering prototypes of the new ruggedized disk and solid state memory-based data acquisition recorders. Such costs are expected to decline once these products have been commercialized. In recent years, we have decreased the amount spent in research, development and engineering programs due to declining sales levels. We may be required to make additional cuts in RD&E spending if Data System’s sales decline significantly from current levels.

Operating Income. We reported operating income of $5.2 million and $5.6 million in the three and six months ended June 30, 2003, respectively, compared to operating income of $1.6 million and $2.8 million in the three and six months ended June 30, 2002, respectively. The increase in operating income in 2003 was primarily as a result of the factors discussed above under “Royalty Income.”

Interest Expense. Interest expense in the three months ended June 30, 2003 increased to $2.3 million from $2.0 million in the three months ended June 30, 2002 and in the six months ended June 30, 2003 increased to $4.5 million from $4.2 million in the six months ended June 30, 2002. In the six months ended June 30, 2003, no cash interest payment was made but in July 2003 we made a $3.0 million cash interest payment. In 2002, we made a $1.0 million cash interest payment. The balance of interest expense not paid in cash was capitalized and added to the principal balance of the senior discount notes or the senior notes. Interest expense in future years may increase due to the capitalization of interest on our indebtedness not paid in cash from Available Cash Flow as well as from additional notes issued to Hillside in the event they make future years’ pension contributions.

Amortization of Debt Financing Costs. Financing costs associated with the February 2002 refinancing of the 12% Senior Notes totaled $0.4 million and were expensed in the first quarter of 2002. Unamortized financing costs associated with the original issuance of 12% Senior Notes in January 1998 is being charged to expense through the new maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net. Other (income) expense, net consists primarily of foreign currency transaction gains and losses resulting from our foreign operations.

Provision for Income Taxes. The provisions for income taxes in the three and six months ended June 30, 2003 and 2002 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax during these periods due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2002, we had net operating loss carry forwards for income tax purposes of $191.7 million, expiring in the years 2005 through 2022. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes. In addition, our royalty income is presently subject to foreign tax withholding. However, proposed amendments to the US/Japanese tax treaty will eliminate withholding taxes on royalty payments if ratified by both countries.

Net Income (Loss). We reported a net income of $2.3 million and $0.4 million, respectively, in the three and six months ended June 30, 2003 compared to a net loss of $0.7 million and $2.0 million, respectively, in the three and six months ended June 30, 2002, primarily as a result of the factors discussed above under “Royalty Income.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares are valued at $50.00 ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the three and six months ended June 30, 2003 of $1.0 million and $2.1 million, respectively. For the three and six months ended June 30, 2002, we recorded a benefit available to common stockholders due to the redemption of preferred stock of $1.0 million and $2.1 million, respectively.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our net sales, revenues or income from continuing operations for the three and six months ended June 30, 2003 and 2002.

Liquidity and Capital Resources

General. In prior years, we incurred significant losses and experienced a material decline in our liquidity. This forced us to restructure and extend the maturity date of our long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to our employee retirement pension plan. We have also significantly restructured and down-sized the operations of Data Systems in order for that business to be profitable at current sales levels. Management currently believes that these actions, coupled with anticipated royalty collections under licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations for 2003.

Our expectations as to our cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond our control. If we experience a decrease in demand for our products or anticipated royalty income we may be required to further reduce expenditures, borrow additional funds, or seek to raise additional equity. There can be no assurance that we will be successful in these efforts, the failure of which may have a material adverse effect on our ability to achieve our intended business objectives. The risk factors discussed below describe uncertainties that could have an adverse effect on our liquidity and capital resources.

Senior Debt Restructurings. In the first quarter of 2002, we restructured our principal senior debt obligations. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on Ampex’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by us.

The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow”, which includes all future royalty proceeds received by Ampex, net of withholding taxes, less certain debt and pension payments and specified operating expenses and a working capital reserve of up to $2.5 million. We are required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture, which could allow the Noteholders to accelerate the indebtedness and foreclose on their liens. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by us. Accrued interest not paid in cash will be payable through the issuance of additional Notes or capitalized. Through June 30, 2003, Available Cash Flow has totaled $4.0 million.

For the six months ended June 30, 2003, accrued interest on the Senior Discount Notes and Senior Notes totaled $4.4 million. Subsequent to June 30, 2003, a cash payment of $3.0 million was applied to reduce accrued interest on the Senior Discount Notes. For the six months ended June 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $4.0 million. A cash payment of $1.0 million was applied to reduce accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $3.3 million, representing accrued interest for the period February 16, 2003 to August 15, 2003 will be issued in August 2003. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 16, 2002 to February 15, 2003 were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

The indentures under which the 12% Senior Notes and the Senior Discount Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by Ampex and its restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

Cash Flow. We generated cash from continuing operating activities totaling $2.5 million in the six months ended June 30, 2003, largely due to the collection of a one-time royalty payment of $3.7 million (after withholding taxes) for royalties due on products sold in prior periods. We generated cash from continuing operating activities totaling $4.2 million in the six months ended June 30, 2002, largely due to the collection of a significant royalty payment of $2.8 million due in the period. Cash used by discontinued operations totaled $0.5 million in the six months ended June 30, 2003 and $0.9 million in the six months ended June 30, 2002.

Pursuant to an agreement between us, Hillside Capital Incorporated (“Hillside”) and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made five pension contributions totaling $4.0 million through June 30, 2003, evidenced by Notes issued by us in the amount of the pension contributions. We currently anticipate that for the remainder of 2003 there will be no pension payments required by Ampex or Hillside based on the most recent actuarial valuation. However, pension contributions totaling $7.9 million due in 2004 have been computed using actuarial assumptions presently in effect and it is anticipated that such future contributions will be funded by Hillside. In that event, we would issue additional notes to Hillside in an equivalent amount. Under the terms of the notes, accrued interest is payable quarterly and a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. During the six months ended June 30, 2003 a principal repayment of $150,000 was made on the Hillside Notes. No principal payments were due on the Hillside Notes for the six months ended June 30, 2002. The Notes are secured by a lien on Data Systems’ inventories. In September 2002, Ampex and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the management of substantially all of the pension plan assets.

Our finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. We are seeking a new line of credit but have not received any binding commitments to date. At June 30, 2003, we had letters of credit through a domestic financial institution in the amount of $1.4 million against which we provided cash as collateral.

Listing on American Stock Exchange. In June 2002, the staff of the American Stock Exchange (“Amex”) notified us that we were required to have stockholders’ equity in excess of $4.0 million by June 30, 2003 to bring the Company into compliance with the Amex listing standards and continue the listing of our common shares. At June 30, 2003, we reported a stockholders’ deficit of approximately $145.2 million. The Amex may initiate delisting proceedings at any time. If our common stock is delisted by the Amex, the market for our common stock may be adversely affected.

On April 7, 2003, we announced that our Board of Directors unanimously recommended and approved an amendment to our charter to effect a reverse stock split of our Class A common shares on a one-for-twenty basis. The amendment was approved at our annual shareholders’ meeting and became effective with the Amex on June 12, 2003. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares.

Off-Balance Sheet Arrangements. During the six months ended June 30, 2003 and 2002, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the six months ended June 30, 2003, there were no material changes outside the ordinary course of the Company’s business in the contractual obligations and commercial commitments set forth in the 2002 Form 10-K.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have included the disclosures required by SFAS 148 in Note 15—“Common Stock, Stock Options and Warrants” in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 3—“Stock Based Compensation” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. We do not intend to adopt the accounting provisions of FAS 123 for employee compensation.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

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

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and the results of our corporate patent licensing division. In the six months ended June 30, 2003 we generated operating and net income. In 2002, total operating costs slightly exceeded revenues of these businesses. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2004 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance which will increase our interest expense in future periods.

We restructured the operations of Data Systems in 2001 and 2002. Data Systems reported a profit from operations and a net profit in 2002 and the six months ended June 30, 2003. Data Systems continues to emphasize its service business, which, we believe, is less vulnerable to fluctuations in funding of government capital equipment programs. In addition, revenues from our licensing operations in the six months ended June 30, 2003 improved significantly over the prior year as we entered into two new license agreements with two companies authorizing the use of our patents in the manufacture of video tape recorders, including digital camcorders. We continue to attempt to negotiate new license agreements for use of our patents in digital camcorders as well as in digital cameras, DVDs and other consumer products not previously licensed by us. We cannot predict when, if ever, we will be successful in negotiating further new licensing agreements. Licensing negotiations can take up to several years to conclude and may require us to litigate our position. Even if we are successful, there can be no assurance that licensing revenues will attain levels comparable to prior years.

Accordingly, there is a material risk that we may not continue to be profitable in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above and the other Risk Factors included in this section.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Our cash and marketable securities totaled $8.1 million at June 30, 2003. In July 2003, we paid holders of the Senior Discount Notes $3 million of accrued interest, which cash was classified as “Other current assets” at June 30, 2003.

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

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while Ampex was a subsidiary of The Signal Companies (currently Honeywell International Inc.). The assessed amount with interest and penalties totals approximately $2.8 million at June 30, 2003. We have appealed these assessments with the State Board of Equalization. Adverse determination of this appeal could have a material adverse effect on our liquidity.

Our subsidiary, Ampex Finance Corporation (“AFC”), had a working capital facility that expired in May 2002. We are seeking to obtain a new accounts receivable based line of credit that would improve Data Systems’ financial flexibility. However, no commitment has been received to date.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of June 30, 2003 we had outstanding approximately $72.8 million of total borrowings, which includes approximately $57.6 million under our 12% Senior Notes due 2008, $11.8 million under our Senior Discount Notes due 2005 and $3.4 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million due in 2004 have been computed using actuarial assumptions presently in effect. It is anticipated that such contributions will be funded by Hillside. In that event we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amounts of our outstanding debt.

The Senior Notes require that we generate a minimum of $25 million of Available Cash Flow (as defined) during the three-year period ending December 31, 2004. Through June 30, 2003, we have generated $4 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

The degree to which we are leveraged could have other important consequences to investors, including the following:

•	a substantial portion of our cash flow from licensing operations must be dedicated to the payment of principal of and interest on our outstanding indebtedness, and therefore will not be available for other purposes;

•	recent restructurings of our senior debt and borrowings to fund our pension plan contributions have increased our interest expense and, although we have endeavored to refinance a portion of this debt by entering into a mortgage or sale and leaseback of our Colorado facility in order to lower these costs, to date we have not been successful in these efforts;

•	our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired by the terms of our existing debt agreements, and even if existing lenders consent to the issuance of new debt, such financing may not be available on terms favorable to us;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our leverage may make us more vulnerable to a downturn in our business or the economy in general; and

•	the financial covenants and other restrictions contained in our indentures and other agreements relating to our indebtedness also restrict our ability to make new investments, dispose of assets or to pay dividends on or repurchase preferred or common stock.

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

Risks Associated with a Decline in U.S. Government Spending

Data Systems’ business depends materially on continued U.S. government expenditures on intelligence and defense programs. The loss or significant decline in spending on various imaging and intelligence gathering programs where we are subcontractors to prime government contractors could materially adversely affect our business. U.S. intelligence and defense budgets have experienced declines from time to time in recent years, resulting in program delays, program cancellations and deferral of funding for approved programs. Although several intelligence programs have received government funding which has led to increased sales by Data Systems, we cannot be assured that sales of new systems will continue at these levels. If sales of new systems decline in the future, we may be increasingly dependent upon revenues from the sale of spare parts, service and tape.

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

Our Stock Price May Be Subject to Continued Volatility and Our Stock May Be Delisted from the American Stock Exchange

The trading price of our Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	quarterly fluctuations in operating results;

•	fluctuations in patent royalty revenues and developments in our patent licensing program;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements by us of acquisitions of, or investments in, new businesses or other events;

•	reports and predictions concerning the Company by analysts and other members of the media;

•	the effect of our recent one-for-twenty reverse stock split of outstanding Class A common shares;

•	issuances of substantial amounts of Common Stock in order to redeem outstanding shares of our Preferred Stock or for other purposes; and

•	general economic or market conditions.

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

The American Stock Exchange had provided an extension to us to bring the Company into compliance with the Amex listing standards by June 30, 2003. We did not comply with the Amex’s continued listing requirements at June 30, 2003. Accordingly, the Amex may initiate delisting proceedings at any time. If our shares are delisted, the market for our Common Stock may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

As described above under the caption “Common Shares,” our Board of Directors and stockholders approved an amendment to our charter to effect a one-for-twenty reverse stock split of our outstanding shares of Class A Common Stock. The reverse split reduced the number of outstanding shares from approximately 63.4 million to 3.2 million effective June 11, 2002. We paid cash in lieu of issuing any fractional shares that resulted from the reverse stock split.

The reverse stock split did not affect the number of shares of our capital stock authorized for issuance, and therefore will result in an increase in the number of authorized shares available for future issuance. These additional shares could be used for any proper corporate purpose approved by the Board, including, among other purposes, future financing transactions, but we have no current plans to issue these additional shares. Although the increase in the number of shares available for future issuance could, under certain circumstances, have an antitakeover effect, the reverse split was not enacted in response to any effort to accumulate shares of Class A Common Stock or to obtain control of the Company, and the reverse split was not intended as an antitakeover device. The reduced number of shares of Class A Stock that are outstanding after the reverse stock split will likely reduce the trading volume of the Class A Stock.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our Management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation. Therefore no corrective actions were necessary.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In 1995, the State of California assessed income tax in the amount of $0.5 million for the period 1983 to 1985, while we were a subsidiary of The Signal Companies (currently Honeywell International Inc.). The assessed amount with interest and penalties totals approximately $2.8 million at June 30, 2003. We have appealed the assessments with the State Board of Equalization. Adverse determination of this appeal could have a material adverse effect on our liquidity.

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

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 2003, we had an accrued liability of $0.9 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe it has no contingent liability in connection with such pending matters, either individually or in the aggregate, material to our financial condition or results of operations or material to investors.

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

On June 6, 2003, our stockholders approved an amendment to our charter to effect a one-for-twenty reverse stock split of our outstanding shares of Class A Common Stock. The reverse split became effective with the American Stock Exchange on June 12, 2003, and each Class A share then outstanding was reclassified into one-twentieth of a share of new Class A Common Stock. We paid cash to holders of record who would otherwise have been entitled to receive fractional shares as a result of the reverse split. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Our Stock Price May Be Subject to Continued Volatility and Our Stock May Be Delisted from the American Stock Exchange.”

On June 30, 2003, we redeemed 537 shares of Redeemable Preferred Stock by issuing to the holders 21,480 shares of Common Stock. No cash or other consideration was paid or received by us, directly or indirectly, in connection with the redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2003 we held our Annual Meeting of Stockholders. The stockholders elected Craig McKibben and Peter Slusser as our Class III directors. Mr. McKibben received 2,729,641 votes in favor of his election, with 172,051 votes withheld and no broker nonvotes. Mr. Slusser received 2,720,586 votes in favor of his election, with 181,106 votes withheld and no broker nonvotes. The stockholders also voted to approve an amendment to our charter to effect a reverse stock split of our Class A common shares on a one-for twenty basis. The amendment was approved with 2,684,170 votes in favor, 206,466 votes against, and 10,956 votes abstaining. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year 2003, with 2,810,744 votes in favor, 81,957 votes against, and 8,991 votes abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6(a).	EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6(a).

ITEM 6(b).	REPORTS ON FORM 8-K

During our fiscal quarter ended June 30, 2003, we filed the following reports on Form 8-K:

(i)	Current Report on Form 8-K dated April 4, 2003, attaching a press release reporting approval by our Board of Directors of a charter amendment to effect a one-for-twenty reverse stock split of our outstanding Class A common shares, subject to stockholder approval at our Annual Meeting of Stockholders, under Items 5 and 7.

(ii)	Current Report on Form 8-K dated May 13, 2003, attaching our earnings release for the quarter ended March 31, 2003, including related financial statements, under Items 7 and 12.

(iii)	Current Report on Form 8-K dated June 6, 2003, attaching a press release reporting stockholder approval at our Annual Meeting of Stockholders of the charter amendment to effect a one-for-twenty reverse stock split, under Items 5 and 7.

(iv)	Current Report on Form 8-K dated June 12, 2003, attaching a press release reporting the filing of our charter amendment to effect the one-for-twenty reverse stock split, and the effectiveness of the reverse split with the American Stock Exchange on June 12, 2003, under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: August 14, 2003	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

Date: August 14, 2003	/s/ CRAIG L. McKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended through June 11, 2003.

4.1	Form of Class A Common Stock Certificate.

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.