Form 10-Q
period 2003-09-30
AMPEX CORP /DE/
filed 2003-11-12
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,277,417. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended September 30, 2003

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,828	$7,579
Short-term investments	—	1,483
Accounts receivable (net of allowances of $78 in 2003 and $112 in 2002)	2,599	4,064
Inventories	6,966	7,336
Other current assets	2,982	2,368

Total current assets	24,375	22,830
Property, plant and equipment	5,066	5,757
Other assets	1,666	752

Total assets	$31,107	$29,339

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$146	$457
Accounts payable	977	962
Net liabilities of discontinued operations	900	1,108
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	8,233	10,471

Total current liabilities	11,556	14,298
Long-term debt	71,806	68,218
Other liabilities	62,309	64,413
Accrued restructuring costs	699	1,700
Net liabilities of discontinued operations	2,506	3,024

Total liabilities	148,876	151,653

Commitments and contingencies (Note 8)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2003 and in 2002 Issued and outstanding - none in 2003 and in 2002	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2003 and in 2002 Issued and outstanding - 11,266 shares in 2003; 12,877 in 2002	22,532	25,754

Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2003 and in 2002 Issued and outstanding - none in 2003 and in 2002	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2003 and in 2002 Issued and outstanding - none in 2003 and in 2002	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2003 and in 2002 Issued and outstanding - 3,277,417 shares in 2003; 3,170,610 shares in 2002	33	32
Class C:
Authorized: 50,000,000 shares in 2003 and in 2002 Issued and outstanding - none in 2003 and in 2002	—	—
Other additional capital	431,867	428,501
Accumulated deficit	(508,833)	(512,828)
Accumulated other comprehensive income	(63,368)	(63,773)

Total stockholders’ deficit	(140,301)	(148,068)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$31,107	$29,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE INCOME

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)
Royalty income	$1,744	$891	$7,702	$3,416
Product revenue	6,367	6,072	17,950	18,489
Service revenue	2,065	2,038	7,049	6,396

Total revenue	10,176	9,001	32,701	28,301

Intellectual property costs	205	186	796	607
Cost of product and service revenue	4,595	5,466	13,087	15,261
Research, development and engineering	696	648	2,326	1,968
Selling and administrative	2,848	2,926	9,095	7,887

Total costs and operating expenses	8,344	9,226	25,304	25,723

Operating income (loss)	1,832	(225)	7,397	2,578

Interest expense	2,215	2,127	6,716	6,286
Amortization of debt financing costs	15	15	43	446
Interest income	(57)	(54)	(86)	(332)
Other (income) expense, net	2	2	35	194

Income (loss) before income taxes	(343)	(2,315)	689	(4,016)

Provision for (benefit of) income taxes	(3,981)	(2,402)	(3,306)	(2,124)

Net income (loss)	3,638	87	3,995	(1,892)

Benefit from extinguishment of mandatorily redeemable preferred stock	974	1,039	3,041	3,162

Net income applicable to common stockholders	4,612	1,126	7,036	1,270

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(67)	(8)	(54)	80
Minimum pension adjustment	(117)	—	(351)	—

Comprehensive income	$4,428	$1,118	$6,631	$1,350

Basic income (loss) per share :
Income (loss) per share	$1.12	$0.03	$1.25	$(0.61)
Income per share applicable to common stockholders	$1.42	$0.36	$2.19	$0.41

Weighted average number of common shares outstanding	3,256,173	3,127,886	3,207,382	3,105,733

Diluted income (loss) per share :
Income (loss) per share	$0.98	$0.02	$1.09	$(0.61)
Income per share applicable to common stockholders	$1.24	$0.31	$1.92	$0.41

Weighted average number of common shares outstanding	3,711,333	3,664,446	3,658,087	3,105,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,995	$(1,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and warrant accretion	809	906
Accretion of interest expense	6,577	6,031
Reversal of prior years’ tax reserves	(4,164)	(2,500)
Periodic pension cost	351	—
Net loss on disposal of assets	—	4
Changes in operating assets and liabilities:
Accounts receivable	1,555	1,488
Inventories	370	4,040
Other assets	(615)	1,719
Accounts payable	(103)	(1,807)
Other accrued liabilities and income taxes payable	(154)	(9,183)
Accrued restructuring costs	(1,001)	(980)
Other liabilities	60	3,094

Net cash provided by continuing operations	7,680	920
Net cash used in discontinued operations	(726)	(1,125)

Net cash provided by (used in) operating activities	6,954	(205)

Cash flows from investing activities:
Proceeds from on maturity of short-term investments	1,483	—
Purchases of long-term investments	(1,000)	—
Deferred gain on sale of assets	(38)	(37)
Additions to property, plant and equipment	(16)	(178)

Net cash provided by (used in) continuing operations	429	(215)

Net cash provided by (used in) investing activities	429	(215)

Cash flows from financing activities:
Borrowings under debt agreements	—	17,472
Repayments under debt agreements	(3,311)	(18,018)
Proceeds from issuance of common stock	145	—

Net cash used in continuing operations	(3,166)	(546)

Net cash used in financing activities	(3,166)	(546)

Effects of exchange rates on continuing operations	32	56

Net increase (decrease) in cash and cash equivalents	4,249	(910)
Cash and cash equivalents, beginning of period	7,579	8,015

Cash and cash equivalents, end of period	$11,828	$7,105

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

On June 12, 2003, the Company effected a one-for-twenty reverse stock split of its Class A Common Stock on the American Stock Exchange. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares. Common shares and per share calculations for all prior periods included in the unaudited Consolidated Financial Statements and the Notes thereto have been restated to reflect the impact of the one-for-twenty reverse stock split.

As of October 30, 2003, the Company redeemed all of its outstanding shares of 8% Noncumulative Redeemable Preferred Stock and paid the redemption price by issuing shares of its Class A Common Stock. Accordingly, the Company issued 450,600 shares of Class A Common Stock, representing approximately 12% of its common stock outstanding after such issuance, in exchange for $22,530,000 face amount of Preferred Stock, which was cancelled. The Company will recognize in the fourth quarter financial statements a non-taxable benefit applicable to common stockholders of approximately $20.9 million from extinguishment of the Preferred Stock.

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

As further discussed in Note 7, in the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes originally due 2003 and Data Systems’ Senior Discount Notes originally due 2002. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. Management believes that these restructurings have improved the Company’s financial position by deferring significant debt repayments which would otherwise have been due in 2002 and 2003 and by limiting the amount of cash payments required to be made on the restructured Notes prior to maturity to the actual amount of Available Cash Flow received by the Company. In addition, as discussed in Note 7, pursuant to agreements between the Company, Hillside Capital Incorporated (“Hillside”) and certain other parties, Hillside is obligated to fund pension contributions in the event the Company is unable to do so.

The Company’s finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. The Company is seeking a new line of credit but has not received any binding commitments to date. At September 30, 2003, the Company had letters of credits through a domestic financial institution in the amount of $1.4 million against which the Company provided cash as collateral. Cash collateral balances are included in the caption “Other current assets” on the Consolidated Balance Sheets.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 2 - Summary of Significant Accounting Policies

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3 – Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income applicable to common stockholders:
As reported	$4,612	$1,126	$7,036	$1,270
Compensation expense, net of tax	(3)	(17)	(16)	(128)

Pro forma	$4,609	$1,109	$7,020	$1,142

Basic income per share:

As reported	$1.42	$0.36	$2.19	$0.41

Pro forma	$1.42	$0.36	$2.19	$0.37

Diluted income per share:

As reported	$1.24	$0.31	$1.92	$0.41

Pro forma	$1.24	$0.30	$1.92	$0.37

These proforma disclosures are not necessarily representative of the effects on reported net income (loss) for future periods.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Expected life (years)	1.0	1.0	1.0	1.0
Risk-free interest rate	1.27%	3.28%	1.27%	3.28%
Expected volatility	3.19	1.47	3.19	1.47
Expected dividend yield	—	—	—	—

Note 4 – Recent Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS 146 effective January 1, 2003. There was no impact on the Company’s financial position or results of operations although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 8.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF 00-21 effective June 15, 2003. The adoption of EITF 00-21 had no impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure – An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 15 – “Common Stock, Stock Options and Warrants” in the Annual Report on Form 10-K for the year ended December 31, 2002 and Note 3 – “Stock-Based Compensation” in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 is effective for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003, for financial statement periods after December 15, 2003, and otherwise is effective after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact upon the financial condition, cash flows or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS 149 effective June 30, 2003. The adoption of SFAS 149 had no impact on the Company’s financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS 150 effective June 15, 2003. The adoption of SFAS 150 had no impact on the Company’s financial position, cash flows or results of operations.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Numerator

Net income (loss)	$3,638	$87	$3,995	$(1,892)

Net income applicable to common stockholders	$4,612	$1,126	$7,036	$1,270

Denominator - Basic
Weighted average common stock outstanding	3,256	3,128	3,207	3,106

Basic income (loss) per share	$1.12	$0.03	$1.25	$(0.61)

Basic income per share applicable to common stockholders	$1.42	$0.36	$2.19	$0.41

Denominator - Diluted
Weighted average common stock outstanding	3,256	3,128	3,207	3,106
Stock options	4	—	—	—
Conversion of redeemable preferred stock	451	536	451	—

Total	3,711	3,664	3,658	3,106

Diluted income (loss) per share	$0.98	$0.02	$1.09	$(0.61)

Diluted income per share applicable to common stockholders	$1.24	$0.31	$1.92	$0.41

In the nine months ended September 30, 2003, the Company issued 64,440 shares of Common Stock to redeem 1,611 shares of Redeemable Preferred Stock. In the nine months ended September 30, 2002, the Company issued 2,040 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock, and issued 64,440 shares of Common Stock to redeem 1,611 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. Shares of Common Stock potentially issuable to satisfy the Company’s remaining redemption obligation on the Redeemable Preferred Stock have been included in the computation of diluted weighted average common stock outstanding in the periods where their deemed issuance would have a dilutive effect. The Company intends to redeem all remaining Redeemable Preferred Stock in October 2003. See Note 9.

Stock options to purchase 73,516 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at September 30, 2003. The stock options were included in the computation of diluted weighted average common stock outstanding at September 30, 2003 where the exercise price was lower than the average market value of the common shares.

Stock options to purchase 136,534 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at September 30, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 1998, Warrants to purchase 51,000 shares of Common Stock at $45.00 per share were issued in connection with the issuance of the Senior Notes. See Note 7. Unexercised warrants on 40,800 shares of Common Stock expired on March 15, 2003.

Note 6 - Supplemental Schedule of Cash Flow Information

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Interest paid	$3,164	$129
Income taxes paid	874	357
Debt financing costs	—	403
Preferred stock (redemptions)	(1,611)	(1,611)
Preferred stock (conversions)	—	(102)

Note 7 - Debt

	September 30, 2003	December 31, 2002
	(in thousands)
Notes Payable

Hillside notes payable	$—	$300
Note payable - other	146	157

Total	$146	$457

Long-term Debt

Senior discount notes	$9,292	$10,674
Hillside notes payable	3,259	3,259
Senior notes	59,255	54,285

Total	$71,806	$68,218

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company or certain affiliates are unable to do so. The Company may be contingently liable to fund pension contributions of Media in the event it is unable to make its pension contributions, and the Hillside obligation with respect to the Company would extend to the Media Plan. At the Company’s request, Hillside has made pension contributions totaling $4.0 million through

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2003. The Company has issued Notes to Hillside in the amount of the pension contributions. Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. The Hillside Notes provide for interest payable quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 6.91% at September 30, 2003). The Company granted to Hillside a security interest in Data System’s inventory and other assets as collateral for advances which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in claims against the Company in the amount of the termination liability under the pension plan.

Senior Notes and Senior Discount Notes

In the first quarter of 2002, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems’ Senior Discount Notes due March 31, 2002. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow” of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, certain debt and specified operating expenses, as well as the proceeds of certain potential asset sales, less a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by the Company, and unpaid accrued interest is payable through the issuance of additional Notes or capitalized. Through September 30, 2003, Available Cash Flow totaled $4.0 million. For the nine months ended September 30, 2003, accrued interest on the Senior Discount Notes and Senior Notes totaled $6.5 million. A cash payment in July 2003 of $3.0 million was applied to reduce accrued interest on the Senior Discount Notes. For the nine months ended September 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $6.1 million. A cash payment of $1.0 million was applied to reduce accrued interest on the Senior Discount Notes. There have been no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $3.3 million, representing accrued interest for the period February 16, 2003 to August 15, 2003, were issued in August 2003. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 15, 2002 to February 15, 2003, were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company reached a proposed settlement with the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). The Company has adjusted accruals recorded in prior years in the Consolidated Balance Sheets to reflect this proposed settlement as well as other events. The reversal is included in the caption “Provision for (benefit of) income taxes” on the Consolidated Statements of Operations and Comprehensive Income.

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

In October 2003, the California Regional Water Quality Control Board issued the Company a letter which rescinds continued cleanup requirements for the Sunnyvale, California, site allowing the Company to shut down and remove all remediation equipment and substantially reduce any further obligation. The Company has adjusted the environmental accrual in the Consolidated Balance Sheets to reflect the recission.

The Company has not accrued any liability for costs that might be assessed against it by federal or state environmental agencies involving sites owned by the Company’s former subsidiary Media. Media is primarily responsible for the cleanup at its facilities and at off site locations. The Company believes that it has no material contingent liability in connection with the Media properties.

Guarantees

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.

The Company’s sales agreements indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any claim.

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is contingently liable to provide funding for plan benefits under a pension plan of a former affiliate (“Media”) which was sold in 1995. Presently the unfunded accumulated benefit liability is $15.7 million, substantially all of which is not recorded as a liability by the Company.

Note 9 - Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitles the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. To date, the Company has not declared dividends on either series of preferred stock. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the nine months ended September 30, 2002, the Company issued 2,040 shares of Common Stock to satisfy the quarterly redemption requirements, leaving no shares of Convertible Preferred Stock outstanding. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments through March 2008. For the nine months ended September 30, 2003, the Company issued 64,440 shares of its Common Stock to satisfy the quarterly redemption requirements, leaving 11,266 shares of Redeemable Preferred Stock outstanding. For the nine months ended September 30, 2002, the Company issued 64,440 shares of its Common Stock to satisfy the quarterly redemption requirements. On October 2, 2003, the Company announced that it had given notice of redemption of all of its outstanding 8% Noncumulative Redeemable Preferred Stock. The Company will issue 450,600 Class A Common Shares in exchange for the remaining Redeemable Preferred Stock, which will be cancelled. The Company recognizes a benefit from extinguishment of preferred stock to the extent that the face amount of the preferred stock redeemed exceeds the market price of the common stock issued. The Company will recognize in the fourth quarter financials statements a non-taxable benefit applicable to common stockholders of approximately $20.9 million from extinguishment of the Preferred Stock.

Note 10 - Related Party Transactions

In the third quarter of 2003, the Company’s unrestricted investment subsidiary invested $1 million to acquire a minority interest in a limited partnership that was formed by the Company and certain other institutional and individual investors to purchase shares in a publicly-held, British promotional products company. The Board of Directors of the Company determined that the terms of the Company’s investment were at least as favorable as the terms afforded to unrelated investors. Ampex’s CEO, Edward Bramson, acquired shares in the company in concert with the limited partnership and he controls the corporate general partner of the limited partnership. Mr. Bramson has recently been appointed the temporary, non-executive Chairman of the Board of the British company. Mr. Bramson has assigned to Ampex all compensation he may receive as a non-executive board member. The Company has accounted for the investment under the cost method. The investment is included in the caption “Other assets” on the Consolidated Balance Sheets.

Note 11 - Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2002	$(64,396)	$623	$(63,773)
Current period change	351	54	405

September 30, 2003	$(64,045)	$677	$(63,368)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 - Income Taxes

During the three and nine months ended September 30, 2003 and September 30, 2002, the Company decreased reserves provided on prior years’ Foreign, Federal and State income taxes for years where we reached a proposed settlement with tax authorities or where years have been closed to audit. Accordingly, the Company recognized a non-cash benefit of income taxes of $4.2 million and $2.5 million, respectively. As at December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of $191.7 million expiring in the years 2005 through 2022. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company’s ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 13 - Segment Reporting

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

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Nine Months Ended September 30, 2003
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$24,999	$7,702	$—	$32,701
Interest income	39	—	47	86
Interest expense	1,695	—	5,020	6,715
Depreciation, amortization and accretion	378	—	431	809
Segment income (loss)	3,269	6,906	(9,486)	689
Segment assets	24,635	—	6,472	31,107
Expenditures for segment assets	8	—	8	16

	Nine Months Ended September 30, 2002
	Mass Data Storage Systems/ Instrumentation Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$24,885	$3,416	$—	$28,301
Interest income	21	—	311	332
Interest expense	1,713	—	4,573	6,286
Depreciation, amortization and accretion	527	—	379	906
Segment income (loss)	1,672	2,809	(8,497)	(4,016)
Segment assets	22,614	—	7,885	30,499
Expenditures for segment assets	—	—	178	178

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

Common and Preferred Shares

On June 12, 2003, we effected a one-for-twenty reverse stock split of our Class A Common Stock on the American Stock Exchange. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares. Common shares and per share calculations for all prior periods included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of Ampex Corporation and in the unaudited Consolidated Financial Statements and the Notes thereto, have been restated to reflect the impact of the one-for-twenty reverse stock split.

As of October 30, 2003, we redeemed all of our outstanding shares of 8% Noncumulative Redeemable Preferred Stock and paid the redemption price by issuing shares of our Class A Common Stock. Accordingly, we issued 450,600 shares of Class A Common Stock, representing approximately 12% of our common stock outstanding after such issuance, in exchange for $22,530,000 face amount of Preferred Stock, which was cancelled. Our fourth quarter financial statements will recognize a non-taxable benefit applicable to common stockholders of approximately $20.9 million from extinguishment of the Preferred Stock.

As previously reported, the staff of the American Stock Exchange notified us in June 2002 that we were required to have stockholders’ equity in excess of $4.0 million by June 30, 2003 in order to comply with the Exchange’s listing standards. The Exchange permitted our common stock to be listed pursuant to a waiver of certain quantitative listing requirements, which expired with the filing of our June 30, 2003 financial statements on Form 10-Q. In October 2003, the Exchange notified us that it intends to proceed with removal of our common stock from listing and registration on the Exchange, based on its determination that we were not in compliance with the required stockholders’ equity in excess of $4.0 million, as we have sustained losses from continuing operations and/or net losses in three of the four most recent fiscal years. We have been afforded an opportunity to appeal the decision and to present reasons in support of continued listing, and we expect to do so shortly. Pending resolution of the appeal, our common stock will continue to be listed on the American Stock Exchange.

In the event that our common stock is delisted from the Exchange, we expect that our shares will be eligible for quotation on the OTC Bulletin Board, where they were traded prior to listing on the Exchange. We believe that this would allow holders an adequate opportunity to trade their common shares in the future although it may affect the market for these securities. See “Risk Factors – Our Stock Price May be Subject to Continued Volatility and Our Stock May be Delisted from the American Stock Exchange. “

Licensing, Product and Service Revenue

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

The following table shows licensing revenue, sales of Data Systems’ products by product group and service revenue on Data Systems’ products for the three and nine months ended September 30, 2003 and 2002.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2003	2002	2003	2002
Ampex Corporation

Licensing revenue	$1.7	$0.9	$7.7	$3.4

Ampex Data Systems Corporation

Mass data storage tape drives and library systems	2.5	3.3	8.2	10.5

Data acquisition and instrumentation recorders	2.9	2.1	7.4	6.1

Service revenue	2.1	2.0	7.0	6.4

Other	0.9	0.7	2.4	1.9

Total product and service revenue	$8.4	$8.1	$25.0	$24.9

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

Product and Service Revenue. Total product and service revenue increased by 4.0% to $8.4 million in the three months ended September 30, 2003 compared to $8.1 million in the three months ended September 30, 2002 and increased by 0.5% to $25.0 million in the nine months ended September 30, 2003 compared to $24.9 million in the nine months ended September 30, 2002. In 2003, the increase in data acquisition and instrumentation recorder systems sales and service contract revenue on mass data storage and instrumentation recorders exceeded lower mass data storage system sales to our commercial markets. Data Systems continues to emphasize its service business, which we believe is less vulnerable to fluctuations in funding of government capital equipment programs. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has experienced an increase in activity in recent years as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2003. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future.

Our backlog of firm orders was $9.4 million at September 30, 2003 compared to $5.2 million at September 30, 2002. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

Royalty Income. Total royalty income increased to $1.7 million in the three months ended September 30, 2003 compared to $0.9 million in the three months ended September 30, 2002 and increased to $7.7 million in the nine months ended September 30, 2003 compared to $3.4 million in the nine months ended September 30, 2002. In June 2003, we announced that we had entered into license agreements with two companies authorizing their use of our patents in the manufacture of video tape recorders, including digital camcorders. The agreements collectively provided for a one-time royalty payment of $5.4 million as settlement for royalties due on products sold in prior periods, which was recognized as royalty income in the second quarter of 2003. Ongoing royalty income and payments starting in the third quarter of 2003 are calculated as a percentage of the sales price on product sales.

Certain license agreements have recently expired and our patents covering analog VCRs have expired which has caused the decline in royalty income from levels realized in prior years. We are negotiating with former licensees terms by which we may extend the license of our intellectual property. In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude additional licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our digital patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. In addition, we may be required to pursue litigation if negotiations are not successful. If successful, these discussions could result in incremental royalty income in the fourth quarter of 2003 or early 2004. However, it is not possible to predict whether additional new license agreements will in fact be concluded.

Gross Profit. Gross profit as a percentage of product and service revenue was 45.5% in the three months ended September 30, 2003 compared to 32.6% in the three months ended September 30, 2002 and 47.6% in the nine months ended September 30, 2003 compared to 38.7% in the nine months ended

September 30, 2002. Our gross profit percentages fluctuate based on a number of factors including the volume of systems sales, product mix and growth in service revenues. In 2002, Data Systems received a substantial government order that provided for future tape and service revenue in exchange for a reduced equipment purchase price. Sales resulting from this order depressed gross margins in the third quarter of 2002. In addition, the increase in the gross profit percentage in 2003 when compared to 2002 was due in large part to the growth in service contract revenue attributable to Data Systems’ operations as a percentage of total revenue which generates higher margins than margins earned on equipment sales.

Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by our patent department in procuring royalty income. During the three and nine months ended September 30, 2003 and 2002, we did not incur any significant expenditures associated with patent enforcement litigation. The costs of patent litigation can be material, and the institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $2.8 million in the three months ended September 30, 2003 from $2.9 million in the three months ended September 30, 2002 and increased to $9.1 million in the nine months ended September 30, 2003 from $7.9 million in the nine months ended September 30, 2002. Selling and administrative costs increased in 2003 compared to 2002 due in part to $0.4 million of incremental pension costs charged to operations in 2003 and costs incurred in new business development efforts. While no cash contributions to our pension plan are projected in 2003, future required pension contributions beginning in 2004 are material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Research, Development and Engineering Expenses. Research, development and engineering expenses represented 6.8% and 7.2% of total revenue in the three months ended September 30, 2003 and 2002, respectively, and 7.1% and 7.0% of total revenue in the nine months ended September 30, 2003 and 2002, respectively. We do not capitalize any RD&E expenditures. The increase in RD&E expenditures during 2003 primarily is due to costs incurred to produce engineering prototypes of the new ruggedized disk and solid state memory-based data acquisition recorders. Such costs are expected to decline once these products have been commercialized. In recent years, we have decreased the amount spent in research, development and engineering programs due to declining sales levels. We may be required to make additional cuts in RD&E spending if Data System’s sales decline significantly from current levels.

Operating Income (Loss). We reported operating income of $1.8 million and $7.4 million in the three and nine months ended September 30, 2003, respectively, compared to an operating loss of $0.2 million and operating income of $2.6 million in the three and nine months ended September 30, 2002, respectively. The increase in operating income in 2003 was primarily as a result of the factors discussed above under “Royalty Income” and “Gross Profit.”

Interest Expense. Interest expense in the three months ended September 30, 2003 increased to $2.2 million from $2.1 million in the three months ended September 30, 2002 and in the nine months ended September 30, 2003 increased to $6.7 million from $6.3 million in the nine months ended September 30, 2002. In the nine months ended September 30, 2003, we made a $3.0 million cash interest payment. In 2002, we made a $1.0 million cash interest payment. The balance of interest expense not paid in cash was capitalized and added to the principal balance of the Senior Discount Notes or the Senior Notes. Interest expense in future years may increase due to the capitalization of interest on our indebtedness not paid in cash from Available Cash Flow as well as from additional notes issued to Hillside in the event they make future years’ pension contributions.

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

Provision for (Benefit of) Income Taxes. In the three and nine months ended September 30, 2003 and 2002, we decreased reserves provided on prior years’ Foreign, Federal and State income taxes for years where we reached a proposed settlement with tax authorities or where years have been closed to audit. Accordingly, we recognized a non-cash benefit of income taxes of $4.2 million and $2.5 million, respectively. The provisions for income taxes in the three and nine months ended September 30, 2003 and 2002 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax during these periods due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2002, we had net operating loss carry forwards for income tax purposes of $191.7 million, expiring in the years 2005 through 2022. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes. In addition, our royalty income is presently subject to foreign tax withholding. However, proposed amendments to the US/Japanese tax treaty will eliminate withholding taxes on royalty payments if ratified by both countries.

Net Income (Loss). We reported net income of $3.6 million and $4.0 million, respectively, in the three and nine months ended September 30, 2003 compared to net income of $0.1 million and a net loss of $1.9 million, respectively, in the three and nine months ended September 30, 2002, primarily as a result of the factors discussed above under “Royalty Income”, “Gross Profit” and “Provision for (Benefit of) Income Taxes.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares are valued at $50.00 ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the three and nine months ended September 30, 2003 of $1.0 million and $3.0 million, respectively. For the three and nine months ended September 30, 2002, we recorded a benefit available to common stockholders due to the redemption of preferred stock of $1.0 million and $3.2 million, respectively. In October 2003, we redeemed all of our outstanding Redeemable Preferred Stock and paid the redemption price by issuing 450,600 shares of Class A Common Stock in exchange for $22,530,000 face amount of Preferred Stock, which was cancelled. We will recognize in our fourth quarter financial statements a benefit available to common stockholders of approximately $20.9 million from the extinguishment of the Preferred Stock.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our net sales, revenues or income from continuing operations for the three and nine months ended September 30, 2003 and 2002.

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

Senior Debt Restructurings. In the first quarter of 2002, we restructured our principal senior debt obligations. The 12% Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2005. The restructured Notes are secured by liens on our royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by us.

The new securities provide for the payment of accrued interest and principal out of “Available Cash Flow”, which includes all future royalty proceeds received by us, net of withholding taxes, less certain debt and pension payments and specified operating expenses and a working capital reserve of up to $2.5 million. We are required to generate a minimum of $25 million of Available Cash Flow during the three years ending December 31, 2004 or an event of default will occur under the Senior Note Indenture, which could allow the Noteholders to accelerate the indebtedness and foreclose on their liens. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow (including certain potential asset sales) received by us. Accrued interest not paid in cash will be payable through the issuance of additional Notes or capitalized. Through September 30, 2003, Available Cash Flow has totaled $4.0 million.

For the nine months ended September 30, 2003, accrued interest on the Senior Discount Notes and Senior Notes totaled $6.5 million. In 2003, a cash payment of $3.0 million was applied to reduce accrued interest on the Senior Discount Notes. For the nine months ended September 30, 2002, accrued interest on the Senior Discount Notes and Senior Notes totaled $6.0 million. A cash payment of $1.0 million was applied to reduce accrued interest on the Senior Discount Notes. There were no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $3.3 million, representing accrued interest for the period February 16, 2003 to August 15, 2003 were issued in August 2003. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 16, 2002 to February 15, 2003 were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the 12% Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

The indentures under which the 12% Senior Notes and the Senior Discount Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by us and our restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

Cash Flow. We generated cash from continuing operating activities totaling $7.6 million in the nine months ended September 30, 2003, largely due to the collection of a one-time royalty payment of $4.9 million (after withholding taxes) for royalties due on products sold in prior periods. We generated cash from continuing operating activities totaling $0.9 million in the nine months ended September 30, 2002. Cash used by discontinued operations totaled $0.8 million in the nine months ended September 30, 2003 and $1.1 million in the nine months ended September 30, 2002.

Pursuant to an agreement between us, Hillside Capital Incorporated (“Hillside”) and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made five pension contributions totaling $4.0 million through September 30, 2003, evidenced by Notes issued by us in the amount of the pension contributions. We currently anticipate that for the remainder of 2003 there will be no pension payments required by Ampex or Hillside based on the most recent actuarial valuation. However, pension contributions totaling $7.9 million due in 2004 have been computed using actuarial assumptions presently in effect and it is anticipated that such future contributions will be funded by Hillside. In that event, we would issue additional notes to Hillside in an equivalent amount. Under the terms of the notes, accrued interest is payable quarterly and a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. During the nine months ended September 30, 2003, principal repayments of $300,000 were made on the Hillside Notes. During the nine months ended September 30, 2002, principal repayments of $300,000 were made on the Hillside Notes. The Notes are secured by a lien on Data Systems’ inventories. In September 2002, Ampex and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the management of substantially all of the pension plan assets.

Our finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. We are seeking a new line of credit but have not received any binding commitments to date. At September 30, 2003, we had letters of credit through a domestic financial institution in the amount of $1.4 million against which we provided cash as collateral. Cash collateral balances are included in the caption “Other current assets” on the Consolidated Balance Sheets.

Off-Balance Sheet Arrangements. During the nine months ended September 30, 2003 and 2002, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the nine months ended September 30, 2003, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2002 Form 10-K.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 8 of Notes of Unaudited Consolidated Financial Statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have adopted EITF 00-21 effective June 15, 2003. The adoption of EITF 00-21 had no impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure – An Amendment of FASB Statement No. 123.” SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have included the disclosures required by SFAS 148 in Note 15 – “Common Stock, Stock Options and Warrants” in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 3 - “Stock Based Compensation” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 is effective for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003, for financial statement periods after December 15, 2003, and otherwise is effective after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact upon the financial condition, cash flows or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4)

amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We have adopted SFAS 149 effective June 30, 2003. The adoption of SFAS 149 had no impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted SFAS 150 effective June 15, 2003. The adoption of SFAS 150 had no impact on our financial position, cash flows or results of operations.

Risk Factors

We Have Experienced Significant Losses and Our Losses May Continue

We have incurred significant net losses in prior periods. These losses were primarily attributable to our former Internet video programming business, which we discontinued in 2001, and to our former disk storage business, which we discontinued in 2000. We no longer operate either of these businesses and we have provided reserves for all known costs of closure.

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and the results of our corporate patent licensing division. In the nine months ended September 30, 2003 we generated operating income and net income. In 2002, the operating income that we reported was not sufficient to offset our interest expense. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2004 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance which will increase our interest expense in future periods.

We restructured the operations of Data Systems in 2001 and 2002. Data Systems reported a profit from operations and a net profit in 2002 and the nine months ended September 30, 2003. Data Systems continues to emphasize its service business, which, we believe, is less vulnerable to fluctuations in funding of government capital equipment programs. In addition, revenues from our licensing operations in the nine months ended September 30, 2003 improved significantly over the prior year as we entered into two new license agreements with two companies authorizing the use of our patents in the manufacture of video tape recorders, including digital camcorders. We continue to attempt to negotiate new license agreements for use of our patents in digital camcorders as well as in digital cameras, DVDs and other consumer products not previously licensed by us. We cannot predict when, if ever, we will be successful in negotiating further new licensing agreements. Licensing negotiations can take up to several years to conclude and may require us to litigate our position. Even if we are successful, there can be no assurance that licensing revenues will attain levels comparable to prior years.

Accordingly, there is a material risk that we may not continue to be profitable in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above and the other Risk Factors included in this section.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Our cash and marketable securities totaled $11.8 million at September 30, 2003.

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

We reached a proposed settlement with the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985 while we were a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have adjusted accruals recorded in prior years in the Consolidated Balance Sheets to reflect this proposed settlement as well as other events. The reversal is included in the caption “Provision for (benefit of) income taxes” on the Consolidated Statements of Operations and Comprehensive Income.

Our subsidiary, Ampex Finance Corporation (“AFC”), had a working capital facility that expired in May 2002. We are seeking to obtain a new accounts receivable based line of credit that would improve Data Systems’ financial flexibility. However, no commitment has been received to date.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of September 30, 2003 we had outstanding approximately $71.8 million of total borrowings, which includes approximately $59.2 million under our 12% Senior Notes due 2008, $9.3 million under our Senior Discount Notes due 2005 and $3.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million due in 2004 have been computed using actuarial assumptions presently in effect. It is anticipated that such contributions will be funded by Hillside. In that event we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amounts of our outstanding debt.

The Senior Notes require that we generate a minimum of $25 million of Available Cash Flow (as defined) during the three-year period ending December 31, 2004. Through September 30, 2003, we have generated $4 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

Our Stock Price May be Subject to Continued Volatility and Our Stock May be Delisted from the American Stock Exchange

The trading price of our Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	quarterly fluctuations in operating results;

•	fluctuations in patent royalty revenues and developments in our patent licensing program;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements by us of acquisitions of, or investments in, new businesses or other events;

•	reports and predictions concerning us by analysts and other members of the media;

•	the pending delisting of our shares from the American Stock Exchange;

•	issuances of substantial amounts of Common Stock in order to redeem our outstanding shares of Preferred Stock or for other purposes; and

•	the effect of our recent one-for-twenty reverse stock split;

•	general economic or market conditions.

The stock market in general, and technology companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. These broad market and industry fluctuations may adversely affect the price of the Class A Common Stock, regardless of our operating performance.

As described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Common and Preferred Shares,” our common stock may be removed from listing and registration on the American Stock Exchange. In that event, we expect that our shares will be eligible for quotation on the OTC Bulletin Board, where they were traded prior to listing on the Exchange. If our shares are delisted, the market for our common stock may be adversely affected.

Risks Associated with Acquisition Strategy

We are not currently seeking to make any acquisitions of a controlling interest in new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. Our unrestricted subsidiary recently invested $1 million to acquire a minority interest in a private investment limited partnership. See Note 10 of Notes to Unaudited Consolidated Financial Statements elsewhere herein. We may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

Acquisitions and investments involve numerous additional risks, including difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with us and/or each other’s operations. We may also encounter problems in entering markets and businesses in which we have limited or no experience. Acquisitions can also divert Management’s attention from other business concerns. We have made and may make additional investments in companies in which we own less than a 100% interest. Such investments involve additional risks, including the risk that we may not be in a position to control the management or policies of such entities, and the risk of potential conflicts with other investors.

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

We Encounter Significant Competition in All of Our Businesses

Data Systems encounters significant competition in all the markets for its products and services. Many of its competitors have greater resources and access to capital than us. In the mass data storage market, Data Systems competes with a number of well-established competitors such as IBM Corporation, Storage Technology Corporation, Sony Corporation and ADIC, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. In addition, price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Data Systems’ tape-based DST products.

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

Our Charter Documents and Certain of Our Governing Instruments May Prevent a Takeover

Our Certificate of Incorporation provides for a classified Board of Directors, with members of each class elected for a three-year term. It also provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. The terms of our Preferred Stock require that we make mandatory offers to redeem those securities out of legally available funds in the event of a change of control. For this purpose, a change of control includes the following events: a person or group of people acting together acquires 30% or more of our voting securities; we merge, consolidate or transfer all or substantially all of our assets; or our dissolution. The Certificate of Incorporation authorizes our Board of Directors to issue additional shares of Preferred Stock without the vote of stockholders.

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

These provisions could have anti-takeover effects by making an acquisition of us by a third party more difficult or expensive in certain circumstances.

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

We Are Subject to Environmental Regulation and our Business Could be Negatively Affected by the Costs of Compliance

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named from time to time as a potentially responsible party by the United States Environmental Protection Agency with respect to contaminated sites that have been designated as “Superfund” sites, and are currently engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off our facilities. There can be no assurance we will not ultimately incur a liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” in Rules 13a-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely making known to them material information required to be disclosed in our periodic reports filed with the SEC. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

We reached a proposed settlement with the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985 while we were a subsidiary of The Signal Companies (currently Honeywell International Inc.). We have adjusted accruals recorded in prior years in the Consolidated Balance Sheets to reflect this proposed settlement as well as other events. The reversal is included in the caption “Provision for (benefit of) income taxes” on the Consolidated Statements of Operations and Comprehensive Income.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. We have been engaged in seven environmental investigation, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. In October 2003, the California Regional Water Quality Control Board issued us a letter which rescinds continued cleanup requirements for the Sunnyvale, California site, allowing us to shut down and remove all remediation equipment and substantially reduce any further obligation. The other six sites (including the five Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. During 2002, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and expect to spend a similar amount in fiscal 2003 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 2003, we had an accrued liability of $0.4 million for pending environmental liabilities associated with certain sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe it has no contingent liability in connection with such pending matters, either individually or in the aggregate, material to our financial condition or results of operations or material to investors.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 2003, we redeemed 537 shares of Redeemable Preferred Stock by issuing to the holders 21,480 shares of Common Stock. No cash or other consideration was paid or received by us, directly or indirectly, in connection with the redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with the existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6(a). EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6(a).

ITEM 6(b). REPORTS ON FORM 8-K

During our fiscal quarter ended September 30, 2003, we filed the following reports on Form 8-K:

(i)	Current Report on Form 8-K dated August 13, 2003, attaching our earnings release for the quarter ended June 30, 2003, including related financial statements, under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: November 11, 2003	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: November 11, 2003	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.