Form 10-K
period 2003-12-31
AMPEX CORP /DE/
filed 2004-04-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of February 27, 2004 was approximately $5,532,245 based on a price of $1.75 per share, which was the closing price of the Registrant’s Class A Common Stock on the OTC Bulletin Board on that date. The Class A Common Stock is the only class of common stock outstanding.

As of February 27, 2004 there were 3,728,017 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

AMPEX CORPORATION

FORM 10-K

Year Ended December 31, 2003

i

PART I

ITEM 1.    BUSINESS

Introduction

Ampex Corporation (“Ampex”) is a leading innovator and licensor of visual information technology. During our 59-year history, we have developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. We currently hold approximately 600 patents and patent applications covering digital image processing, data compression and recording technologies. Through our wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), we incorporate this technology in the design and manufacture of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. We also leverage our investment in technology through our corporate licensing division that licenses our patents to manufacturers of consumer electronics products.

We have two operating segments: high-performance mass data storage systems, instrumentation recorders and professional video products; and licensing of intellectual property. For information about each segment’s revenues, profit and/or loss, and assets for each of our last three fiscal years, see Note 20 to Consolidated Financial Statements and “Licensing Revenue and Product Groups” under Item 7 below. For financial information relating to our operations in various geographic areas, see Note 21 to Consolidated Financial Statements.

We incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to “Ampex” include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. Our principal executive offices are located at 1228 Douglas Avenue, Redwood City, California 94063, and our telephone number is (650) 367-2011. Our Class A Common Stock is quoted on the OTC Bulletin Board under the symbol “AEXCA.OB”. We also maintain a website on the Internet at www.ampex.com.

Common and Preferred Shares

On June 12, 2003, we effected a one-for-twenty reverse stock split of our Class A Common Stock. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares. Common share data and per share calculations for all prior periods included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of Ampex Corporation and in the audited Consolidated Financial Statements and the Notes thereto, have been restated to reflect the impact of the one-for-twenty reverse stock split.

As of October 30, 2003, we redeemed all of our outstanding shares of 8% Noncumulative Redeemable Preferred Stock by issuing shares of our Class A Common Stock. Accordingly, we issued 450,600 shares of Class A Common Stock, representing approximately 12% of our common stock outstanding after such issuance, in exchange for $22,530,000 face amount of Preferred Stock, which was cancelled. Our 2003 financial statements include a non-taxable benefit applicable to common stockholders, which is included in the computation of diluted earnings per share, of approximately $24.0 million from extinguishment of the Preferred Stock, of which $20.9 million was recognized in the fourth quarter.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W.

Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, our Code of Ethics, and other information for electronic filers (including us) at its website www.sec.gov. We make available free of charge on or through our Internet website located at www.ampex.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

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

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and the results of our corporate patent licensing division. In 2003 we generated operating income but due to the Provision for Pension Plan Funding Reimbursement, Restructuring Charges and Interest Expense recognized in 2003 we reported a net loss. In 2002 and 2001, we reported an operating loss and net loss. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2006 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance which will increase our interest expense in future periods.

Although Data Systems reported operating income and net income in 2002 and 2003, its business is dependent on the funding of government defense programs, which we believe will come under increased pressure in the future. Revenues from our licensing operations in 2003 improved over the prior year and we continue to attempt to negotiate new license agreements for use of our patents in digital camcorders as well as in digital cameras, DVDs and other consumer products not previously licensed by us. Licensing negotiations can take up to several years to conclude and may require us to litigate our position. We cannot predict when, if ever, we will be successful in negotiating further new licensing agreements. Even if we are successful, there can be no assurance that licensing revenues will attain levels comparable to prior years or levels sufficient to repay our debt.

Accordingly, there is a material risk that we may not continue to be profitable in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and the other Risk Factors included in this section.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Our cash and marketable securities totaled $14.0 million at December 31, 2003, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by our licensing activities in excess of operating expenses and certain other expenses is to be applied to reduce debt.

While we have recently restructured our senior debt to extend maturities and modify certain covenants that have improved our liquidity, we may be required to use our funds in litigation to enforce our patents. Our Management believes that our liquidity, coupled with our ability to borrow pension contributions from Hillside Capital Incorporated, (“Hillside”), a member of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), should be sufficient to satisfy our projected cash obligations through 2004, but there can be no assurance in this regard. If Hillside is unable to fund future pension contributions our financial position could be materially and adversely affected.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of December 31, 2003 we had outstanding approximately $74.0 million of total borrowings, which includes approximately $61.0 million under our 12% Senior Notes due 2008, $9.7 million under our 20% Senior Discount Notes due 2006 and $3.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million for plan year 2003 and $6.0 million for plan year 2004 are projected to be paid in 2004 and significant contributions are projected to be required over the next several years which may total as high as $81 million. The determination of our obligation is dependent on our selection of certain assumptions used by actuaries in calculating such amounts as described in Note 16 of the Notes to Consolidated Financial Statements. It is anticipated that such contributions will be funded by Hillside, at least until our Senior Discount Notes and Senior Notes have been repaid. In that event, we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amount of our outstanding debt.

As recently amended, the Senior Notes require that we generate a minimum of $30 million of Available Cash Flow (as defined) during the five-year period ending December 31, 2006. Through December 31, 2003, we have generated $4 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

The degree to which we are leveraged could have other important consequences to investors, including the following:

•	a substantial portion of our cash flow from licensing operations must be dedicated to the payment of principal of and interest on our outstanding indebtedness, and therefore will not be available for other purposes;

•	recent restructurings of our senior debt and borrowings to fund our pension plan contributions have increased our interest expense and, although we have endeavored to refinance a portion of this debt by entering into a mortgage or sale and leaseback of our Colorado facility in order to lower these costs, to date we have not been successful in these efforts;

•	our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired by the terms of our existing debt agreements, and even if existing lenders consent to the issuance of new debt, such financing may not be available on terms favorable to us;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our leverage may make us more vulnerable to a downturn in our business or the economy in general; and

•	the financial covenants and other restrictions contained in our indentures and other agreements relating to our indebtedness also restrict our ability to make new investments, dispose of assets or to pay dividends on or repurchase common stock.

We expect that our cash balances and cash flow from operations as well as our ability to borrow pension contributions from Hillside, a former affiliate, will be sufficient to fund anticipated operating expenses, capital expenditures and our debt service requirements as they become due, at least through the end of fiscal 2004. However, we cannot assure you that the amounts available from these sources will be sufficient for such purposes in future periods. Also, we cannot assure you that additional sources of funding will be available if we need them or, if available, will be on satisfactory terms. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

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

Our Royalty Income is Subject to Material Fluctuations

Royalty income has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent to which third parties use our patented technology, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. The cost of patent litigation can be material. Also, a court may rule that our patents are invalid, causing existing licensees to discontinue payments to us. Our royalty income fluctuates significantly from quarter to quarter and from year to year, and we cannot give any assurance as to the level of royalty income that will be realized in future periods.

We cannot assure you that we will be able to develop patentable technology that will generate significant patent royalties in future years to replace patents as they expire. Our expenditures for research and development are less than what we spent in prior years, which are likely to have a long-term adverse effect on our ability to maintain a significant portfolio of patented technologies.

Our Stock Price May be Subject to Continued Volatility and Our Stock Has Been Delisted From the American Stock Exchange

The trading price of our Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	fluctuations in patent royalty revenues and developments in our patent licensing program;

•	quarterly fluctuations in operating results;

•	modifications to our senior debt agreements and other events that affect our liquidity;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements by us of acquisitions of, or investments in, new businesses or other events;

•	reports and predictions concerning us by analysts and other members of the media;

•	the effect of the recent delisting of our shares from the American Stock Exchange;

•	the effect of the recent issuances of substantial amounts of Common Stock in order to redeem our outstanding shares of Preferred Stock or for other purposes;

•	the effect of our recent one-for-twenty reverse stock split; and

•	general economic or market conditions.

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

As described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Common and Preferred Shares,” our common stock was removed from listing and registration on the American Stock Exchange in the fourth quarter of 2003. Subsequently, our shares have been quoted on the OTC Bulletin Board, where they were traded prior to listing on the Exchange. The market for our common stock may be adversely affected by this change.

Risks Associated With Acquisition Strategy

We are not currently seeking to make any acquisitions of a controlling interest in new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. Our unrestricted subsidiary recently invested $1 million to acquire a minority interest in a private investment limited partnership that has purchased common shares of a British promotional products company. Our CEO, Edward Bramson, acquired shares in this company in concert with the limited partnership and he controls the corporate general partner of the limited partnership. Mr. Bramson has recently been appointed the temporary, non-executive Chairman of the Board of the British company. See Note 14 of Notes to Consolidated Financial Statements elsewhere herein. We may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

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

We do not Expect to Pay Dividends on Our Common Stock

We have not declared dividends on our Common Stock since our incorporation in 1992 and we have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of certain debt and other agreements as to the declaration of dividends.

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

Litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings.

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

Products

All of our products are manufactured by Data Systems and are comprised of very high performance mass data storage and instrumentation products. Our mass data storage products consist of DST and DIS series 19-millimeter scanning recorders and robotic library systems, and related tape and after-market parts. Our data acquisition and instrumentation products consist of DCRsi digital instrumentation recorders, related tape and after-market parts and the recently introduced disk and solid-state memory based airborne instrumentation recorders. Data Systems also continues to offer spare parts to repair professional video recorders and other products that it previously manufactured and marketed to the television production and post-production industries. However, sales of spare parts of legacy television products accounted for less than 10% of net sales in all periods reported herein. For information concerning net sales for each product group comprising in excess of 10% of net sales and other information relating to our operating segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

19-millimeter Products.    We entered the high-performance mass data storage market with our DST series of 19-millimeter data storage products, including tape drives and robotic library systems. With the introduction of our “Quad Density” product line, the DST series is in its third generation. Based on our own evaluation and that of outside sources, we believe that our DST and DIS mass data storage products offer a price/performance advantage over alternative magnetic, optical, solid-state or disk-based storage systems now available, providing fast data access times, rapid data transfer rates and low cost per megabyte of storage.

Access time is one of the most important sustainable advantages of DST products compared to alternative tape-based storage systems. Other tape-based storage products achieve low-cost storage but trade off accessibility; since the data stored is not available for most online or near-online applications, such systems are generally limited to backup and archival storage applications. DST products, in contrast, combine low storage cost per megabyte with fast access to rapidly transferable information. DST products use software logic that enables a library or even a single tape drive to organize information using partitions, much as disk drives do. Individual segments can then be accessed quickly and updated independently. This proprietary technology gives DST products the performance of a digital tape drive and the efficiency and access speed of partitioned memory. DST systems also provide rapid data transfer rates that exceed the speed of other mass storage products such as optical disks, allowing a user to download stored information to a computer at a sustained rate of 15 megabytes per second (“MB/sec”), with an option available to increase to a rate of 20MB/sec without utilizing compression.

DST and DIS tape drives use core technology developed by us for our digital video recorders. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 100 to 660GB per cartridge in quad-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 to 12.8 terabytes (“TB”) of storage capacity while occupying only a fraction of the floor space required by competing storage systems. As each of the three generations of the product line was introduced, we provided for the ability to upgrade to the new format. Expansion modules can expand the DST library storage capacities up to approximately 100 terabytes.

Our quad-density DST product line currently includes the DST 314 tape drive, the DST 414 automated cartridge library, the DST 714, DST 814 and DST 914 automated library system. The DST 314 is a single cartridge tape drive that provides rapid backup/restore applications for large databases or disk arrays. The DST 314 is capable of accepting 100GB, 300GB and 660GB cartridges. The DST 414 automated cartridge library is an entry-level library with a storage capacity of up to 4.8TB in less than eight square feet of floor space. The DST 714 automated library is designed to combine one or two tape drives, and features a storage capacity of 12.8TB. This automated tape library product was designed to fill the gap between our DST 414 and DST 814 products. The DST 814 library system is designed to combine from one to four tape drives and is optimized for large file size applications and, accordingly, is suited for image-based document storage, medical records, news archives, oil and gas seismic data and CAD/CAM image data, as well as potential video-on-demand applications. Our DST 914 medium cartridge library has a higher storage capacity per square ft. of floor space than our other models. These products can deliver a sustained rate of 15MB/sec across a SCSI-2 interface, search speeds of up to 1600MB/sec, average access time of less than 16 seconds and capacity of up to 660GB on a single cartridge. We also offer expansion modules for the DST 714 and DST 814 products, which permit additional storage capacity for those products.

Although we believe that our DST drives and library systems offer significant advantages over competitive systems, these products incorporate a proprietary magnetic tape format that is not compatible with current industry standard formats. We have not licensed our tape format to other manufacturers and, as such, we are the sole source of these products. In addition, other factors relating to the markets for these products and to competition in these markets may affect future sales of DST products. See “Markets,” “Distribution and Customers,” “Competition,” and “New Product Development and Industry Conditions.”

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

We recently started selling the DDRs 400, a new generation of airborne instrumentation recorders utilizing hard disks rather than tape. The data and control interface is fully compatible with the DCRsi product line. The recorder is smaller, lighter, consumes less power, and has a higher data rate and larger storage capacity than the previous generation of tape-based recorders. We initially shipped units to customers for evaluation and testing in 2001 and subsequently began shipping production units in 2002. In development is a solid-state version of the DDRs 400, which will operate in harsh environment conditions.

Significant portions of data acquisition and instrumentation recorder sales reflect purchases by prime contractors to the federal government, which can be subject to significant fluctuations. See “Markets.” In addition, other factors relating to the markets for our instrumentation products and to competition in these markets may affect future sales of these products. See “Distribution and Customers,” “Competition,” and “New Product Development and Industry Conditions.”

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

Markets

Digital Archives and Mass Storage Libraries.    Our 19-millimeter mass storage tape drives and library systems are optimized for applications that must handle large amounts of data, such as those that process and store images, digital video and streaming data. Our markets are presently:

1.	Government intelligence gathering and archiving. In recent years, our products were selected for use in certain large government programs that required delivery of new systems over several years. We have significant market share in government directed streaming data applications, such as satellite telemetry and airborne intelligence gathering. Sales of service, spare parts and tape have been an important component of our total revenues, and we project that they will represent an increasing percentage of future total revenues as new system sales decline.

2.	Broadcast digital video and cable companies for long-term archival requirements. Our digital video archive systems have become the industry standard due to their high performance and reliability, with installations at Viacom/CBS, Fox Broadcasting, USA Networks and Public Broadcasting Stations. The decline in advertising spending has caused this market to defer capital spending, including plans to purchase digital archives from us and our competitors.

3.	Oil and gas seismic archives with a customer base that includes Exxon/Mobil, Shell and Chevron/Texaco.

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

The storage capacity and data transfer rates of our DCRsi products can be varied continuously from fractions of a megabit per second up to 240 megabits per second on its highest performance versions. These products perform in conditions of extreme shock and vibration, variations in gravitational force and temperature, humidity and electronic interference, such as those found in aircraft, helicopters and space vehicles. These products are designed for data interchange between locations and agencies. In ground-based applications, which generally are less harsh environments that do not require the ruggedness of a DCRsi recorder, our 19-millimeter DST and DIS mass data storage products can also perform the storage and analysis functions of DCRsi products.

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

Our sales to U.S. government agencies (either directly or indirectly through government contractors) represented approximately 72% of U.S. sales in fiscal 2003 compared to 63% in fiscal 2002 and 52% in fiscal 2001. Products sold for U.S. government use include primarily instrumentation recording systems. Sales to government customers are subject to customary contractual provisions permitting termination at the government’s election. See “Markets.”

In 2003, one customer, BAE, accounted for 14.4% of total revenue. In 2002, two customers, Lockheed Martin and ADIC, each individually accounted for more than 10% of total revenue and collectively accounted for 28.0% of total revenue. In 2001, one customer accounted for 14.1% of total revenue.

Research, Development and Engineering

Scanning recording systems such as those developed by us involve extremely complex technology. As a result, we have developed extensive expertise in a wide area of technical disciplines and have developed fundamental innovations in digital image processing, magnetic recording technology and channel electronics. In 2003, we spent approximately 7.3% of total revenue for research and development programs and engineering costs, compared to 7.1% in 2002 and 11.9% in 2001. The percentage of research, development and engineering expense to total revenues has declined from the 2001 level in response to declining product sales during the period. Future research, development and engineering spending may need to be reduced if Data Systems were to experience further declines in product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of Notes to Consolidated Financial Statements. In prior years, we designed and manufactured a wide range of professional television products, and we patented many of our innovations. While we exited those markets several years ago, many patents covering innovations in the field remain in force. These technologies form the foundation of our digital patent portfolio that we are seeking to exploit with new licensing agreements covering digital cameras, DVD players and recorders, and hard disk recorders. In recent years, with respect to current products, we have allocated a major portion of our research and development budget to the 19-millimeter digital recording technology including the introduction of double and then quad-density recorders and expansion modules for our DST and DIS products and to sustaining engineering on all of our product lines. We will continue our sustaining engineering processes and, with available funds, develop lower cost versions of our data acquisition and instrumentation products, such as the recently developed DDRs disk-based recorder, and to improve the ability of these products to interface with other companies’ products. See “Products—Mass Data Storage and Instrumentation” above. We will also continue researching other new product opportunities that capitalize on our expertise and patented technology in digital image processing, magnetic recording and channel electronics. All of our research, development and engineering efforts are subject to certain risks and uncertainties described below under “New Product Development and Industry Conditions,” and there can be no assurance that any of these efforts will be technologically or commercially successful.

Patents, Licenses and Trademarks

As a result of our ongoing research and development expenditures, we have developed substantial proprietary technology, certain of which we have elected to patent or to seek to patent. As of December 31, 2003, we held over 600 patents and patent applications, including approximately 230 patents in the U.S., approximately 400 corresponding patents in other countries, and approximately 60 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to our recording technology. We continually review our patent portfolio and allow non-strategic patents to lapse, thereby minimizing substantial renewal fees.

We have granted numerous royalty-bearing patent licenses to, and hold patent licenses from, third parties. Certain of our patented innovations have been adopted for use in mass-market consumer products, and as a result, we receive the majority of our licensing royalties from foreign manufacturers of analog and digital video tape recorders. Several of our patents covering analog VCRs expired in 2003. Late in 2001, we entered into an agreement with a major Japanese manufacturer of digital camcorders to license our intellectual property, which resulted in payments on prior period shipments of products amounting to $3 million. In June 2003, we entered into agreements with two major Japanese companies authorizing their use of our patents in the manufacture of video tape recorders, including digital camcorders, which resulted in payments on prior period shipments of products amounting to $5.4 million. Ongoing royalty income and payments are calculated as a percentage of the sales price on product sales on all agreements. We have contacted other unlicensed manufacturers of digital camcorders and have initiated licensing discussions with them. There can be no assurance that such licensing efforts (including any necessary litigation) will be successful.

We also believe that we have patents that are used in the manufacture of digital still cameras, DVD players and recorders, hard disk recorders and other consumer electronic products. We have begun to offer licenses to major manufacturers of these products and have begun discussions with some of these manufacturers regarding the possible licensing of our patents for these products. We will continue to evaluate additional products as potential licensing opportunities to the extent that our technical and financial resources permit. We have not granted any licenses under our scanning recorder patents specifically for data storage applications, but we may do so in the future if we determine that this would support our marketing strategy.

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

In 2003, three licensees each individually accounted for more than 10% of total revenue and collectively accounted for 99% of total revenue. In 2001, one licensee accounted for 10.7% of total revenue. There were no licensees who accounted for more than 10% of the total revenue in 2002.

We regard our trademark “Ampex” and our logo as valuable to our businesses. We have registered our trademark and logo in the U.S. and a number of foreign countries. U.S. trademark registrations are generally valid for an initial term of 10 years and renewable for subsequent 10-year periods. We have not granted any material rights to use our name or logo to any other third party.

Our trademarks used in this report include Ampex, DST, DCRsi and DIS, all of which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

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

We maintain insurance, including business interruption insurance that Management considers adequate and customary under the circumstances. However, there is no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our current insurance.

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

A substantial portion of our backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, sales in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Our backlog of firm orders at December 31, 2003 was $10.7 million, compared to $4.7 million at December 31, 2002 and $4.6 million at December 31, 2001. We do not generally include foreign orders in backlog until we have obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

We encounter significant competition in all our product markets. Although our competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages.

We compete in the mass data storage market with a number of well-established competitors, such as IBM Corporation, Storage Technology Corporation, Sony Corporation and ADIC as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. In the mass data storage market, we believe that the principal competitive factors are product performance, cost of equipment and media, product reliability and availability of service and support. We believe our strongest competitive advantage is in the area of product performance. However, DST products are relatively expensive in comparison to other competitive products, and are generally cost effective only if the customer requires the high level of performance and storage capacity of DST products. While we are working to reduce the cost of our DST products, the prices of other storage systems, such as disk drives, are also declining. In addition, although DST products offer faster data access times than competing tape-based library systems, magnetic disks deliver faster data access than DST products. There can be no assurance that we can compete successfully on a long-term basis in the mass data storage market.

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

New Product Development and Industry Conditions

The data storage and instrumentation industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on sales and results of operations. Although we have completed development of our third-generation mass data storage drives and robotic library systems, we must continue to invest in research and development programs to improve these products and develop new products. We have reduced amounts invested in research, development and engineering in recent years. If this trend continues, our ability to remain competitive will be affected. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that our new products or technology will be competitive. See “Competition.” Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

Sales of our instrumentation products can be significantly affected by changes in government spending levels. See “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International Operations

Substantially all of our licensing income is derived from foreign customers. Sales of products to foreign customers accounted for approximately 13.5% of product and service revenue in fiscal 2003, compared to 15.6%

in fiscal 2002 and 19.6% in 2001. Foreign marketing operations are conducted primarily through local distributors and agents, with support from our internal marketing and sales organization. See “Distribution and Customers.”

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

Environmental Regulation and Proceedings

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2004 or 2005 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are engaged in a total of seven environmental investigations, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to five contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Five sites (including four Superfund sites) are associated with the operations of subsidiaries (“Media”) formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. In October 2003, the California Regional Water Quality Control Board issued us a letter, which rescinds continued cleanup requirements for the Sunnyvale, California site, allowing us to shut down and remove all remediation equipment and substantially reduce any further obligation. During 2003, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and we expect to spend a similar amount in fiscal 2004 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2003, we had an accrued liability of $0.4 million for pending environmental liabilities associated with certain sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to the former Media sites discussed above. Based on facts currently known to Management, they believe it is only remotely likely that our liability in connection with such pending matters, either individually or in the aggregate, will be material to our financial condition or results of operations or material to investors.

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

Employees

As of December 31, 2003, in our continuing operations we employed 145 people worldwide, compared to 145 at December 31, 2002 and 156 at December 31, 2001. Approximately 9% of our current worldwide workforce is employed in our international operations, compared to 10% at December 31, 2002 and 12% at December 31, 2001. No employees are covered by any collective bargaining agreement. We are dependent on the performance of certain key members of Management and key technical personnel. We have not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as our Chief Executive Officer since 1991, is also engaged in the management of certain companies affiliated with Sherborne Holdings Incorporated, a privately-owned Delaware holding company and a Company stockholder. Mr. Bramson has recently been appointed the temporary, non-executive Chairman of the Board of a British promotional product company. See Note 14 of Notes to Consolidated Financial Statements elsewhere herein. Mr. Bramson currently devotes most of his time to the management of Ampex. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on us.

Pension Plan Matters

In 1994, Ampex, the Pension Benefit Guaranty Corporation (the “PBGC”), certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into certain agreements in connection with the liquidation of our former parent, NH Holding Incorporated (“NHI”), relating to our pension plans and those of our former Media subsidiaries, which are substantially underfunded. See Note 16 of Notes to Consolidated Financial Statements. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event we or Media are unable to do so. We are contingently liable to fund pension contributions of Media in the event it is unable to make pension contributions. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the former Media subsidiaries pension plan (“Media Plan”) that would be funded by us. During 2003, we recognized a liability of $7.5 million representing the probable amount of funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. Depending on actuarial and funding assumptions at December 31, 2003, the range of total payments required for Media from 2004 to 2010 is between $12.8 million and $20.6 million, exclusive of amounts expected to be reimbursed by Media. On an ongoing basis, we continue to assess our obligation under the Media Plan and additional obligations maybe recognized in the future based on that assessment. At our request, Hillside has made pension contributions totaling $4.0 million through December 31, 2003. We have issued Notes to Hillside in the amount of the pension contributions. We anticipate that due to our senior debt agreements, Hillside will be required to fund future contributions and such amounts are projected to be significant. In this event, we will issue additional Notes to Hillside. Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to our senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. The Hillside Notes provides for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.11% at December 31, 2003). We have granted to Hillside a security interest in Data Systems’ inventory and other assets as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities. In 1994, we discontinued accrual of benefits under the pension plans, but have continued to fund our plan in accordance with ERISA.

ITEM 2.    PROPERTIES

As of December 31, 2003, our principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Redwood City, California	RD&E, manufacturing, sales and licensing (1)	91,760
New York City, NY	Executive offices (2)	19,000
Colorado Springs, Colorado	Manufacturing (3)	229,961
Chineham, Basingstoke, England	Sales and service (4)	3,283
Tokyo, Japan	Sales and service (5)	3,886

(1)	We are attempting to sublet 60,000 square feet representing a two-story building that we no longer occupy. The lease term extends to September 2008.
(2)	This facility lease terminates in April 2008.
(3)	This property is subject to a deed of trust securing Senior Discount Notes issued by Data Systems in November 2000. The facility is underutilized by Data Systems and we are seeking a tenant to lease up to 150,000 square feet of the facility.
(4)	These facilities are leased under a five-year lease. The lease term extends to December 2007.
(5)	These facilities are leased under leases that expire during July 2004. The current plan is to renew the leases on a year-to-year basis.

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

ITEM 3.    LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

We reached a proposed settlement with the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985 while we were a subsidiary of The Signal Companies (currently Honeywell International Inc.). In 2003, we adjusted accruals recorded in prior years in the Consolidated Balance Sheets to reflect this proposed settlement as well as other events. The reversal is included in the caption “Provision for (benefit of) income taxes” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2004 or 2005 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are engaged in a total of seven environmental investigations, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to five contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Five sites (including four Superfund sites) are associated with the operations of the Media subsidiaries formerly owned by us. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. In October 2003, the California Regional Water Quality Control Board issued us a letter, which rescinds continued cleanup requirements for the Sunnyvale, California site, allowing us to shut down and remove all remediation equipment and substantially reduce any further obligation. During 2003, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities and we expect to spend a similar amount in fiscal 2004 for such activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2003, we had an accrued liability of $0.4 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition or cash flow or results of operations or material to investors.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of February 1, 2004 are as follows:

Name	Age	Position
Edward J. Bramson	52	Chairman and Chief Executive Officer
Craig L. McKibben	53	Vice President, Chief Financial Officer and Treasurer
Robert L. Atchison	66	Vice President
Joel D. Talcott	62	Vice President and Secretary
Sharon M. Genberg	61	Vice President
Ramon C. Venema	50	Vice President

Each of our executive officers serves in such capacity at the discretion of the Board.

Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been our Chief Executive Officer. Mr. Bramson also is President and a Director of AFC Holdings Corporation, a wholly-owned subsidiary of the Company. Mr. Bramson also serves as Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated, First Jeffson Corporation and Second Jeffson Corporation, and is a limited partner of Newhill Partners, L.P. These entities, which are private investment holding companies, may be deemed to be our affiliates. Mr. Bramson is also a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976. Mr. Bramson has recently been appointed the temporary, non-executive Chairman of the Board of a British promotional product company. See Note 14 of Notes to Consolidated Financial Statements elsewhere herein.

Craig L. McKibben is Vice President, Chief Financial Officer, Treasurer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. Mr. McKibben also serves as Vice President and Treasurer and a director of Ampex Holdings Corporation, as Vice President and Treasurer of AFC Holdings Corporation, as Vice President and Treasurer of Ampex Data Systems Corporation, and as President, Chief Financial Officer and a director of Ampex Finance Corporation, wholly-owned subsidiaries of the Company. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated and is a Vice President of First Jeffson Corporation and Second Jeffson Corporation. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

Robert L. Atchison is Vice President of the Company. Since January 1994 he has been responsible for all our operating activities, and in 1996 assumed responsibility for certain of our sales and marketing activities. From April 1991 to January 1994, he was responsible for our engineering and operations. Mr. Atchison also serves as President and a director of Ampex Data Systems Corporation, Ampex Data International Corporation and Ampex International Sales Corporation, wholly-owned subsidiaries of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for our patent licensing activities (having served as Patent Counsel from 1991 to 1987), and has supervisory responsibility for investor relations and corporate communications functions. Mr. Talcott also serves as Chairman of Ampex Data Systems Corporation, as Vice President and Secretary and a director of Ampex Data Systems Corporation, Ampex Finance Corporation and Ampex International Sales Corporation, as Vice President and Secretary of Ampex Holdings Corporation, and as Secretary of AFC Holdings Corporation, wholly-owned subsidiaries of the Company.

Sharon M. Genberg is Vice President of the Company, a position she was appointed to in June 2002. She held the position of Director, Human Resources for 10 years prior to her appointment. She is responsible for all employment activity, employee benefit programs, compensation, training and development, facilities, maintenance, telecommunications, safety and security.

Ramon C. Venema is Vice President, Assistant Treasurer and Assistant Secretary of the Company, a position he was appointed to in July 2003. He previously served as Assistant Treasurer of the Company from 1995 to 2001, also serving as a Vice President of the Company during 2001. Mr. Venema also serves as Vice President, Assistant Treasurer and Assistant Secretary of Ampex Data International Corporation, Vice President and Treasurer of Ampex Finance Corporation, Assistant Treasurer and Assistant Secretary of Ampex Holdings Corporation, and Vice President, Treasurer and Chief Financial Officer of Ampex International Sales Corporation, wholly-owned subsidiaries of the Company.

PART II

ITEM 5.     MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From January 16, 1996 to November 21, 2003, our Class A Common Stock was listed on the American Stock Exchange under the symbol “AXC.” On November 21, 2003, the Class A Common Stock was delisted from AMEX because it did not meet the minimum stockholders’ equity requirement. The Class A Common Stock was subsequently listed for quotation on the OTC Bulletin Board under the symbol “AEXCA.” The OTC Bulletin Board is an interdealer, over-the-counter market, which provides significantly less liquidity than AMEX.

The following table sets forth the high and low prices for the Class A Common Stock for each quarter during fiscal 2003 and 2002. All prices through the third quarter of 2003 and the high price for the fourth quarter of 2003 represent sales prices reported on the AMEX. The low price for the fourth quarter of 2003 represents the low bid as quoted on the OTC Bulletin Board. The OTC Bulletin Board prices reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Fiscal Year	High	Low
2003
First Quarter	$3.40	$1.40
Second Quarter	5.60	1.40
Third Quarter	5.14	2.90
Fourth Quarter	3.05	0.55

2002
First Quarter	$5.80	$2.40
Second Quarter	3.40	2.00
Third Quarter	2.40	1.20
Fourth Quarter	3.00	1.40

As of February 27, 2004, there were 314 holders of record of our Class A Common Stock.

We have not declared any dividends on our Common Stock since our incorporation in 1992 and have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of the indentures for the Senior Notes, Senior Discount Notes and certain other agreements as to the declaration of dividends. Under current circumstances, we may not pay any cash dividends on our Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 10 and 13 of Notes to Consolidated Financial Statements.

The table below provides information relating to our equity compensation plans as of December 31, 2003.

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by Shareholders	41,921	$24.71	395,693	(1)

(1)	This number includes 125,000 shares issuable as stock bonuses or direct stock purchase rights under our 2000 Stock Bonus Plan.

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

During fiscal 2003, we redeemed 12,877 shares of Redeemable Preferred Stock by issuing to the holders 515,040 shares of our Class A Common Stock. No cash or other consideration was paid or received by us, directly or indirectly, in connection with the redemption. The shares of Class A Common Stock were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

During the fourth quarter of our 2003 fiscal year, there were no purchases of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a) of the Exchange Act).

ITEM 6.    SELECTED FINANCIAL DATA

The financial data required by Item 6 is included immediately following Item 15 hereof.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories and the adequacy of allowances for returns and doubtful accounts and accruals for contingencies. Actual amounts could differ significantly from these estimates.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Royalty income is recorded when earned and receipt is assured. Revenue on product sales and services are generally recorded when all of the following have occurred (1) an agreement of sale exists; (2) product delivery and acceptance has occurred or services have been rendered; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. If actual market conditions are less favorable than those projected by Management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Since we have reported losses in recent years, we can not determine that it is probable that we will recover our deferred tax assets and accordingly have established a valuation allowance equal to such deferred tax assets.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see Note 19 of the Notes to Consolidated Financial Statements.

Warranty

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

Pension and Other Postretirement Benefits

The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 16 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. Certain of these assumptions are dependent on proposed legislation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense. Our domestic employees participate in a qualified noncontributory defined benefit pension plan. In early 1994, we amended the plan to terminate benefit service and compensation credit accruals as of February 1, 1994. We remain the plan sponsor of the Media Plan although we disposed of Media in November 1995. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. During 2003, we recognized a liability of $7.5 million representing the probable amount of funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. Depending on actuarial and funding assumptions at December 31, 2003, the range of total payments required for Media from 2004 to 2010 is between $12.8 million and $20.6 million, exclusive of amounts expected to be reimbursed by Media. On an ongoing basis, we continue to assess our obligation under the Media Plan and additional obligations maybe recognized in the future based on that assessment. The actuarial determined unfunded plan liability for the Media Plan totaled $19.6 million at December 31, 2003. Certain of our former employees of a closed foreign subsidiary were covered by a pension plan. We include a reserve in our liabilities for the plan’s unfunded status based on an actuarial valuation.

Valuation of Long-Lived Assets and Investments

We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. We have provided a valuation reserve against amounts contractually due from Media based on the uncertainty of future pension plan reimbursements.

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

Overview

In 2003, we generated cash from continuing operations of $10.1 million, which was an improvement over 2002 when we generated $3.1 million and 2001 when we generated $0.7 million. In 2003, Data Systems’ revenues increased by approximately 1.0% from 2002 levels and decreased by approximately 1.9% from 2001 levels, but the favorable product and service revenue mix of government contracts and the continued beneficial effects of our cost reduction activities resulted in operating income of $6.5 million compared to $4.3 million in 2002 and an operating loss of $5.4 million in 2001. Our royalty income increased to $10.1 million in 2003 compared to $4 million in 2002 as a result of the completion of two license agreements authorizing the use of our patents in the manufacture of video tape recorders including digital camcorders. Our corporate licensing division was adversely affected in 2002 by the expiration of certain analog video tape recorder patents and the expiration of a licensing agreement covering other patents when compared to 2001. As a result, our royalty income declined from $12 million in 2001 to $4 million in 2002. We are attempting to negotiate additional licenses of our digital camcorder patents and to enter into new licensing agreements covering our patents which we believe are being used in a variety of other digital consumer products such as digital still cameras and DVDs. We will need to successfully conclude new licensing agreements covering those new products if we are going to be able to generate sufficient Available Cash Flow to repay our debt. Patent negotiations are time consuming and complex, and there can be no assurance that we will be able to successfully negotiate new licensing agreements.

In prior years we exited the Internet business and discontinued certain other operations, which were losing money. At the time of their closure we provided reserves for expected shut down costs and future commitments for which we remained obligated to make payment. In 2003, we made payments of $1.0 million against such commitments, whereas in 2002 and 2001 our discontinued operations used cash of $1.1 million and $8.6 million, respectively. We have been required to borrow funds from a former affiliated company to fund $4.0 million of our pension contributions due in 2002 and 2001. No pension contributions were payable in 2003. We anticipate this affiliate will make pension contributions of approximately $13.9 million on our behalf during 2004, which will increase our indebtedness by an equivalent amount. Significant pension contributions are projected to be required over the next several years that we expect the affiliate will be required to advance on our behalf at least until our other senior debt has been fully repaid. In accordance with our senior debt agreements, cash payments of interest and principal on our Senior Discount Notes and Senior Notes are repayable solely to the extent of Available Cash Flow which is based largely on royalty income less operating expenses and certain other permitted expenditures. In 2003, we incurred total interest expense of $9.0 million, paid $3.2 million in cash and capitalized the balance as additional debt. In 2002, we incurred total interest expense of $8.5 million, paid $1.2 million in cash and capitalized the balance as additional debt.

In March 2004, we received consent from the holders of our debt securities: (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006.

Our 2003 and 2002 financial results were affected by a number of transactions, including a decrease of $4.2 million and $6.7 million, respectively, in reserves provided on prior years’ foreign, Federal, state and deferred income taxes for years that have been closed to audit or are otherwise determined not to be required and a non-cash pension expense of $0.6 million in 2003. During 2003, the Company and Media entered into the

Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. During 2003, we recognized a liability of $7.5 million representing the probable amount of funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. Depending on actuarial and funding assumptions at December 31, 2003, the range of total payments required for Media from 2004 to 2010 is between $12.8 million and $20.6 million, exclusive of amounts expected to be reimbursed by Media. On an ongoing basis, we continue to assess our obligation under the Media Plan and additional obligations maybe recognized in the future based on that assessment. Operating income in 2003 was reduced by a $5.4 million non-cash provision related to the Media Plan. As of December 31, 2003 and prior to the additional provision of $5.4 million, we had recorded approximately $2.1 million as a provision for future Media obligations. We increased the restructuring reserve in 2003 and 2002 by $3.1 million and $2.2 million, respectively, to reflect the depressed Bay Area commercial real estate market where we remain obligated to pay rent on a facility that we abandoned in 2001. Also, while not a component of “Net Income (Loss),” included in the determination of “Comprehensive Income (Loss)” is a charge of $8.3 million and $26.2 million in 2003 and 2002, respectively, to minimum pension adjustment to reflect an actuarially computed increase in accumulated pension obligations over pension plan assets. Our reported earnings per share includes the effect of the benefit attributed to common shareholders from extinguishment of preferred stock from the issuance of Common Shares of $24.0 million in 2003, $4.2 million in 2002 and $5.7 million in 2001.

We ended 2003 with $14.0 million in cash and short-term investments representing an increase of $5.0 million from year-end 2002. We believe that our cash balances which are held primarily in Data Systems, together with the projected results of Data Systems, royalties from agreements presently in effect and the ability to borrow pension contributions from Hillside should be sufficient to satisfy all projected cash obligations for 2004. The results of our operations and the liquidity of our business are more fully discussed below.

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

Our intellectual property-licensing segment generates royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.

No other class of similar products accounted for more than 15% of consolidated revenue during the comparison periods discussed below.

The following table shows licensing revenue and sales of Data Systems’ products by product group for the past three years.

	2003	2002	2001
	(in millions)
Ampex Corporation
Licensing revenue	$10.1	$4.0	$12.1

Ampex Data Systems Corporation
Mass data storage tape drives and Library systems	$10.4	$13.4	$15.3
Data acquisition and Instrumentation recorders	10.6	8.6	7.8
Service revenue	9.3	8.5	6.3
Other	3.0	2.5	4.6

Total net product sales	$33.3	$33.0	$34.0

Results of Operations for the Three Years Ended December 31, 2003

Product and Service Revenue.    Product and service revenue increased by 1.0% to $33.3 million in 2003 from $33.0 million in 2002, compared to $34.0 million in 2001. In 2003, the revenue increase compared to 2002 was primarily due to the increase in data acquisition and instrumentation recorder systems sales and service contract revenue on all products, which exceeded lower mass data storage system sales to our commercial markets. Data Systems continues to emphasize its service business, which we believe is less vulnerable to fluctuations in funding of government capital equipment programs. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has experienced an increase in activity in recent years as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2003. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future.

Our backlog of firm orders was $10.7 million at December 31, 2003 compared to $4.7 million at December 31, 2002. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods. See “Business—Fluctuations in Operating Results; Seasonality and Backlog.”

Royalty Income.    Royalty income was $10.1 million in 2003, $4.0 million in 2002 and $12.1 million in 2001. Our royalty income is derived from licenses of our patents. We receive most of our royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. In June 2003, we entered into license agreements with two companies authorizing their use of our patents in the manufacture of video tape recorders, including digital camcorders. The agreements collectively provided for a one-time royalty payment of $5.4 million as settlement for royalties due on products sold in prior periods, which was recognized as royalty income in the second quarter of 2003. Ongoing royalty income and payments starting in the third quarter of 2003 are calculated as a percentage of the sales price on product sales.

Certain license agreements have recently expired and our patents covering analog VCRs have expired which has caused the decline in royalty income from levels realized in prior years. We are negotiating with former licensees terms by which we may extend the license of our intellectual property. In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude additional licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our digital patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. In addition, we may be required to pursue litigation if negotiations are not successful. If successful, these discussions could result in incremental royalty income in 2004. However, it is not possible to predict whether additional new license agreements will in fact be concluded.

Gross Profit.    Gross profit as a percentage of net product and service revenue was 48.1% in 2003, 38.8% in 2002 and 28.0% in 2001. Our gross profit percentages fluctuate based on a number of factors including the volume of systems revenue, product mix and growth in service revenues. The increase in the gross profit percentage in 2003 when compared to 2002 was due in large part to the growth in service contract revenue attributable to Data Systems’ operations as a percentage of total revenue, which generates higher margins than margins earned on equipment revenue. In 2002, Data Systems received a substantial government order that provided for future tape and service revenue in exchange for a reduced equipment purchase price. Revenue resulting from this order depressed gross margins in 2002. In 2001, we provided a $2.1 million reserve to write down the carrying value of inventory that our sales forecast indicated might not be utilized during the next 24 months.

Intellectual Property Costs.    Intellectual property costs relate to those expenditures incurred by our in-house patent department in procuring royalty income. During the three years ended December 31, 2003, we did not incur any significant expenditure associated with patent enforcement litigation. The costs of patent litigation can be material. If we pursue litigation as a strategy to enforce our patents, we would deplete a substantial portion of our cash and securities. The institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us.

Selling and Administrative Expenses.    Selling and administrative expenses increased to $12.2 million (28.2% of total revenue) in 2003 from $11.2 million (30.3% of total revenue) in 2002 and were $14.2 million (30.9% of total revenue) in 2001. Selling and administrative costs increased in 2003 compared to 2002 due in part to $0.6 million of incremental pension costs charged to operations in 2003 relating to our defined benefit plan and costs incurred in new business development efforts. While no cash contributions to our pension plan were payable in 2003, future required pension contributions payable in 2004 for the Ampex pension plan and the Media Plan are estimated at $13.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Selling and administrative costs declined in 2002 compared to 2001 as a result of savings realized due to a reduction in headcount and relocation of certain administrative functions from Redwood City, CA to Colorado Springs, CO.

Research, Development and Engineering Expenses.    Research, development and engineering expenses represented 7.3%, 7.1% and 11.9% of total revenue in 2003, 2002 and 2001, respectively. We do not capitalize any RD&E expenditures. The increase in RD&E expenditures during 2003 primarily is due to costs incurred to produce engineering prototypes of the new ruggedized disk and solid-state memory-based data acquisition recorders. Such costs are expected to decline once these products have been commercialized. In recent years, we have decreased the amount spent in research, development and engineering programs due to declining product revenue levels. We may be required to make additional cuts in RD&E spending if Data Systems’ sales decline significantly from current levels.

Provision for Pension Plan Funding Reimbursement.    During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. During 2003, we recognized a liability of $7.5 million representing the probable amount of funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. Depending on actuarial and funding assumptions at December 31, 2003, the range of total payments required for Media from 2004 to 2010 is between $12.8 million and $20.6 million, exclusive of amounts expected to be reimbursed by Media. On an ongoing basis, we continue to assess our obligation under the Media Plan and additional obligations maybe recognized in the future based on that assessment. Operating income in 2003 was reduced by a $5.4 million non-cash provision related to the Media Plan. As of December 31, 2003 and prior to the additional provision of $5.4 million, we had recorded approximately $2.1 million as a provision for future Media obligations.

Restructuring Charges.    In 2003 and 2002, we recorded a net restructuring charge of $3.1 million and $2.2 million, respectively, which included future rental payments, net of estimated sublet income, with respect to a vacated administrative building in Redwood City, CA reflecting the depressed Bay Area real estate market. In 2001, when we initiated the action to consolidate our activities in Redwood City, we vacated one administrative building and wrote-off associated leasehold improvements for a restructuring charge of $3.5 million. In addition, the restructuring charge in 2001 included $1.0 million in connection with the elimination of 86 positions in engineering, manufacturing and administration in Redwood City, CA and Colorado Springs, CO. During 2003, 2002 and 2001, we paid $1.3 million, $1.3 million and $1.5 million, respectively, related to employee termination benefits and lease costs of abandoned facilities. The remaining balance of accrued restructuring costs at December 31, 2003 will substantially be paid in 2004 and 2005. We evaluate the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and we may make additional adjustments in future periods if we determine that our actual obligations will differ significantly from remaining amounts accrued.

Operating Income (Loss).    We reported operating income of $0.6 million in 2003 compared to an operating loss of $0.2 million in 2002 and an operating loss of $2.3 million in 2001. The increase in operating income in 2003 was primarily as a result of the factors discussed above under “Royalty Income”, “Gross Profit”, offset by “Provision for Pension Plan Funding Reimbursement.”

Equity in Net Loss of Limited Partnership.    In 2003, we purchased a limited partnership interest in an investment limited partnership for $1 million which is accounted for under the equity method. Substantially all assets of the Partnership consist of listed shares of 4imprint Group plc, a U.K. based, promotional products company. The Partnership is presumed to exercise significant influence over the affairs of 4imprint Group. Accordingly, the Partnership has recorded its equity interest in the reported net loss of 4imprint Group from the date of its investment through December 31, 2003, amounting to $1,991,000. Our proportionate interest in the net loss of the Partnership during this period amounted to $459,000.

Interest Expense.    Interest expense increased in fiscal 2003 to $9.0 million, of which $3.2 million was paid in cash, compared to $8.5 million in fiscal 2002, of which $1.2 million was paid in cash, and $7.2 million in fiscal 2001, of which $2.7 million was paid in cash. The balance of interest expense not paid in cash was capitalized and added to the principal balance of the Senior Discount Notes or the Senior Notes. Interest expense in future years may increase due to the capitalization of interest on our indebtedness not paid in cash from Available Cash Flow as well as from additional notes issued to Hillside in the event they make future years’ pension contributions.

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

Provision for (Benefit of) Income Taxes.    During the year ended December 31, 2003 and 2002, we decreased reserves provided on prior years’ foreign, Federal, state and deferred income taxes for years where we reached a proposed settlement or where years have been closed to audit or otherwise determined not to be required, which resulted in a non-cash benefit of income taxes of $4.2 million and $6.7 million, respectively. A provision for income taxes in the years ended December 31, 2003, 2002 and 2001 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At

December 31, 2003, we had net operating loss carry forwards for income tax purposes of $197 million, expiring in the years 2005 through 2023. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. In addition, our royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes. Proposed amendments to the US/Japanese tax treaty will eliminate withholding taxes on royalty payments if ratified by both countries.

Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations.    In February 2001, we closed MicroNet, a wholly-owned subsidiary that made high performance disk arrays and storage area networks, established a reserve of $2.1 million for the costs of closure and wrote off our investment of $4.2 million as of December 31, 2000. We transferred MicroNet’s assets to an entity that distributed the asset sale proceeds to MicroNet’s creditors.

During 2001, 2002 and 2003, we paid and recorded charges of $1.2 million, $0.1 million and $0.2 million, respectively, against the net liabilities of discontinued operations. During 2001, we entered into sublease agreements that reduced our estimated future lease costs by $0.4 million, which was recognized as income from discontinued operations. The remaining balance of the MicroNet reserve totals $0.2 million and is included in our net liabilities of discontinued operations. This obligation has not been discounted to present value. We expect to complete making payments as it relates to this discontinued operation in 2004.

In July 2001, we closed iNEXTV’s Internet video operations in New York City and ceased future funding of its other affiliates. We established a reserve of $10.3 million at June 30, 2001 to write down our investment to net realizable value and to provide for the costs of closure. In addition, the net liabilities of iNEXTV reflected on the balance sheet after the impairment charge, together with the provision for closure costs, are included in the net liabilities of discontinued operations. During 2001, 2002 and 2003, we paid and recorded charges of $2.0 million, $1.1 million and $0.8 million, respectively, against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $2.9 million at December 31, 2003. We expect to make payments as it relates to this discontinued operation through 2008. This obligation has not been discounted to present value.

A summary of the loss on disposal of iNEXTV is as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Impairment charge	$—	$—	$(4,602)
Provision for closure	—	—	(5,736)
Loss on disposal of discontinued operations	—	—	(10,338)

A summary of the operating results of iNEXTV is as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues	$—	$—	$188
Costs and operating expenses excluding amortization	—	—	(6,277)
Goodwill amortization and writedown of assets	—	—	(211)
Operating loss	—	—	(6,300)
Equity in loss of unconsolidated subsidiary	—	—	(999)
Loss from discontinued operations	—	—	(7,294)

Net Income (Loss).    We reported a net loss of $5.8 million in 2003 compared to a $2.8 million net loss in 2002, primarily as a result of the factors discussed above under “Operating Income (Loss)”, and “Provision for (Benefit of) Income Taxes.” In 2001, we reported a net loss of $28.1 million, primarily due to the factors discussed above under “Gross Profit” and “Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations.”

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock.    We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares were valued at $50.00 ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the year ended December 31, 2003, 2002 and 2001 of $24.0 million, $4.2 million and $5.7 million, respectively. In October 2003, we redeemed all of our outstanding Redeemable Preferred Stock and paid the redemption price by issuing 450,600 shares of Class A Common Stock in exchange for $22,530,000 face amount of Preferred Stock, which was cancelled. We recognized a benefit available to common stockholders of approximately $20.9 million in the fourth quarter of 2003 from the extinguishment of the Preferred Stock.

Other Comprehensive Income.    In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” we have recorded in “Accumulated Other Comprehensive Income” a non-cash charge of $8.3 million in 2003 and $26.2 million in 2002 to increase the additional minimum pension liability to $72.7 million at December 31, 2003, representing the excess of accumulated benefit obligations over the fair value of plan assets that is yet to be recorded in our Income Statement as unfunded accrued pension cost. We terminated benefit service and compensation credit accruals under the pension plan in 1994 and since that date pension expense recorded in Net Income (Loss) has not been material. In future years, as a result of plan assumptions, the underfunded status of the plan may result in the recognition of non-cash pension losses, which would be charged to operations.

Inflation and Changing Prices.    Our Management does not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing income or income from continuing operations for the fiscal years 2003, 2002 or 2001.

Liquidity and Capital Resources

General.    We have incurred significant losses in recent years, primarily with respect to discontinued operations, and our liquidity has been affected accordingly. We have limited liquidity with which to conduct our operations. Cash and marketable securities totaled $14.0 million at December 31, 2003, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by our licensing activities in excess of operating expenses and certain other expenses is to be applied to reduce debt. This forced us to restructure and extend the maturity date of our long-term senior debt, to discontinue unprofitable Internet video operations and to borrow funds from a former affiliate in order to make required contributions to our employee retirement pension plan. We have also significantly restructured and down-sized the operations of Data Systems in order for that business to be profitable at current sales levels. Management currently believes that our cash balances, coupled with anticipated royalty collections under licensing agreements presently in effect, as well as our ability to borrow pension contributions from a former affiliate, Hillside, should be sufficient to satisfy all projected cash obligations for 2004.

Our expectations as to our cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, and our ability to borrow significant pension contributions due in future years from Hillside many of which are beyond our control. If we experience a decrease in demand for our products or anticipated royalty income or if Hillside is unable to fund pension contributions on our behalf we may be required to further reduce expenditures, borrow additional funds, or seek to raise additional equity. There can be no assurance that we will be successful in these efforts, the failure of which may have a material adverse effect on our ability to achieve our intended business objectives. The risk factors discussed below describe uncertainties that could have an adverse effect on our liquidity and capital resources.

Senior Debt.    As of December 31, 2003 we had outstanding approximately $74.0 million of total borrowings, which includes approximately $61.0 million under our 12% Senior Notes due 2008, $9.7 million under our 20% Senior Discount Notes due 2006 and $3.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million for plan year 2003 and $6.0 million for plan year 2004 are projected to be paid in 2004. It is anticipated that such contributions will be funded by Hillside. In that event we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amounts of our outstanding debt.

As recently amended, the Senior Notes require that we generate a minimum of $30 million of Available Cash Flow (as defined) during the five-year period ending December 31, 2006. Through December 31, 2003, we have generated $4 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Note holders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

The indentures under which the Senior Notes and the Senior Discount Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by us and our restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

Cash Flow.    We generated cash from continuing operating activities totaling $10.1 million in 2003, in part due to the collection of a one-time royalty payment of $4.9 million (after withholding taxes) for royalties due on products sold in prior periods. We generated cash from continuing operating activities totaling $3.1 million in 2002 and $0.7 million in 2001. Cash used by discontinued operations totaled $1.0 million in the year ended December 31, 2003, $1.1 million in the year ended December 31, 2002 and $8.6 million in the year ended December 31, 2001.

Pursuant to an agreement between us, Hillside and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made five pension contributions totaling $4.0 million through December 31, 2003, evidenced by Notes issued by us in the amount of the pension contributions. The Notes are secured by a lien on Data Systems’ inventories. Pension contributions totaling $13.9 million due in 2004 have been computed using actuarial assumptions presently in effect and it is anticipated that such future contributions will be funded by Hillside. In that event, we would issue additional notes to Hillside in an equivalent amount. Under the terms of the notes, accrued interest is payable quarterly and a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. In 2003, principal repayments of $300,000 were made on the Hillside Notes. In 2002, principal repayments of $300,000 were made on the Hillside Notes. Pursuant to amendments to our senior debt agreements in 2004, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. In September 2002, Ampex and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the management of substantially all of the pension plan’s assets.

Off-Balance Sheet Arrangements.    During fiscal 2003 and 2002, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations.    An aggregate listing of our contractual obligations and commercial commitments is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Senior debt (a)	$70,763	$—	$9,757	$61,006	$—
Other debt (b)	3,259	—	3,259	—	—
Capital lease obligations	10	10	—	—	—
Operating leases (c)	13,803	3,257	5,979	4,567	—
Other long-term obligations (d)	80,867	14,681	23,344	16,155	26,687

(a)	The maturity date of the Senior Discount Notes is January 2006 and the maturity date of the Senior Notes is August 2008. Pursuant to these agreements, substantially all Available Cash Flow is to be applied first to the Senior Discount Notes in full repayment of principal and accrued interest and second to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 10 to Consolidated Financial Statements.
(b)	Other debt includes Hillside notes payable. See Note 10 to Consolidated Financial Statements.
(c)	Operating leases include facility rentals of discontinued operations or abandoned leaseholds, which we are attempting to sublease. Amounts shown above exclude projected sublease rental income, which we have included in establishing reserves for the closure of discontinued operations or reserve for restructuring.
(d)	Other long-term obligations include estimated pension contributions for the Ampex Corporation Employees’ Retirement Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected or the actuarial assumptions change, future pension contributions could increase over amounts shown above. Hillside is contractually obligated to advance us or Media funds sufficient to make pension contributions if we or Media do not have the ability to do so. See Note 16 to Consolidated Financial Statements. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. During 2003, we recognized a liability of $7.5 million representing the probable amount of funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. Depending on actuarial and funding assumptions at December 31, 2003, the range of total payments required for Media from 2004 to 2010 is between $12.8 million and $20.6 million, exclusive of amounts expected to be reimbursed by Media. On an ongoing basis, we continue to assess our obligation under the Media Plan and additional obligations maybe recognized in the future based on that assessment. Other long-term obligations also include a foreign defined benefit plan, a foreign retirement allowance and domestic supplementary retirement plans, which are included in our liabilities at $9.5 million.

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit (a)	$1,390	$—	$—	$1,390	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

Recent Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 is effective for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003, for financial statement periods after December 15, 2003, and otherwise is effective after June 15, 2003. The adoption of FIN 46 had no impact on our financial position, cash flows or results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio. The investment portfolio generally has been comprised of US Treasury Bills and Euro government bonds. These securities mature within one year and are classified as available for sale in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall.

We did have a number of cash and cash equivalent accounts whose returns varied directly proportionally to US interest rates. A decrease in interest rates would not have a material effect on the current-year financial condition or results of operations.

Our finance subsidiary had a revolving credit line with a domestic financial institution to finance working capital and letter of credit requirements that expired in May 2002. Average borrowings under these agreements during both 2002 and 2001 were less than $0.2 million at an average interest rate of 5.4% and 7.7%, respectively. Maximum borrowings outstanding at any time during 2002 and 2001 were $1.0 million and $2.4 million, respectively. We may seek a new line of credit in the future but have not received any binding commitments. At December 31, 2003, we had letters of credit through a domestic financial institution in the amount of $1.4 million against which we provided cash as collateral. Cash collateral balances are included in the caption “Other current assets” on the Consolidated Balance Sheets. If a new facility was obtained to replace the expired working capital line of credit and if a 10% increase in interest rates were to occur at January 1, 2004 and remain in effect throughout 2004, and the balance remained the same, interest expense and cash outflow would increase by less than $20,000.

Foreign Currency Exchange Rate Risk

Certain of our licensing agreements are denominated in foreign currencies. We also hold a limited partnership interest that owns publicly held shares in a British promotional products company. The foreign currencies fluctuate against the US dollar impacting the amount of cash collected and revenue recognized. International revenues from our foreign subsidiaries were less than 25% of total revenues. International product sales are made mostly from our foreign sales subsidiaries and are typically denominated in the local currency of each country. The foreign subsidiaries incur most of their expenses in the local foreign currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the US dollar. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into US dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on us in 2003, 2002 and 2001 was not material.

Investment Risk

We have in the past invested in equity instruments of technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have significant influence over the business operations. We have also made investments for capital appreciation and current income, which we account for under the equity method since we hold more than a 20% limited partnership interest. Our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. All of our investments in the Internet video industry have been written off as they have no estimated net realizable value.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(d) are included following Item 15 hereof. The supplementary data called for by Item 8 is not applicable to us.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely making known to them material information required to be disclosed in our periodic reports filed with the SEC. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting that occurred during our last fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item regarding directors, compliance with Section 16(a) of the Exchange Act of 1934 and the Company’s code of ethics and Audit Committee is incorporated herein by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding executive officers is included in Part I hereof as Item 4A and is incorporated by reference into this Item 10.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed with this Report:

1.	Financial Statements (see Item 8 above).

Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders’ Deficit as of December 31, 2003, 2002 and 2001 and for each of the three years in the period ended December 31, 2003.

2.	Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

3.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through June 1, 2003 (filed as Exhibit 3.1 to the 2003 Form 10-Q for the quarter ended June 30, 2003 (the “Third Quarter 2003 10-Q”) and incorporated herein by reference).

Exhibit Number		Description
3.2		By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 3.2 to the 2001 Form 10-K and incorporated herein by reference).

4.1		Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Third Quarter 2003 10-Q and incorporated herein by reference).

4.2		Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the 1996 Form S-3 and incorporated herein by reference.

4.3		Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 Form 10-K and incorporated herein by reference).

4.4		Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008, including forms of 12% Senior Notes and Security Agreement (filed as Exhibit 4.4 to the 2001 Form 10-K and incorporated herein by reference).

4.5	*	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008.

4.6	*	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes.

4.7		Note Purchase Agreement dated as of November 6, 2000, among Ampex Data Systems Corporation (“Data Systems”), the Company and the several Purchasers named therein (filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000 (the “Third Quarter 2000 10-Q”) and incorporated herein by reference).

4.8		Senior Discount Note due May 31, 2001 in the amount of $6,243,688.89 (filed as Exhibit 4.2 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.9		Senior Discount Note due May 31, 2001 in the amount of $1,895,405.56 (filed as Exhibit 4.3 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.10		Senior Discount Note due May 31, 2001 in the amount of $780,461.11 (filed as Exhibit 4.4 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.11		Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues, dated as of November 6, 2000, between Data Systems and the Trustee named therein (filed as Exhibit 4.5 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.12		Collateral Security Agreement, dated as of November 6, 2000, between the Company and the Secured Party named therein (filed as Exhibit 4.8 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.13		Form of Management Rights Letter (filed as Exhibit 4.6 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.14		Form of Management Rights Letter (filed as Exhibit 4.7 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.15		Amendment to Note Purchase Agreement dated as of May 30, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”) and incorporated herein by reference).

4.16		First Amendment to Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues, dated as of May 30, 2001, between Data Systems and the Trustee named therein (filed as Exhibit 4.2 to the Second Quarter 2001 Form 10-Q and incorporated herein by reference).

Exhibit Number		Description
4.17		Second Amendment to Note Purchase Agreement, dated as of August 13, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.3 to the Second Quarter 2001 Form 10-Q and incorporated herein by reference).

4.18		Third Amendment to Note Purchase Agreement dated as of October 26, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.4 to the Second Quarter 2001 Form 10-Q and incorporated herein by reference).

4.19		Fourth Amendment to Note Purchase Agreement dated as of January 31, 2002, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.9 to the 2001 Form 10-K and incorporated herein by reference).

4.20		Fifth Amendment to Note Purchase Agreement dated as of March 25, 2002, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.19 to the 2001 Form 10-K and incorporated herein by reference).

4.21	*	Sixth Amendment to Note Purchase Agreement dated as of March 2, 2004, among Data Systems, the Company and the several Note Purchasers named therein.

4.22		Security Agreement dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated. (filed as Exhibit 4.3 to the 2002 Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.1		Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through May 24, 2002 (filed as Annex A to the Company’s Proxy Statement dated April 19, 2002 and incorporated herein by reference).

10.2		Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the 1997 Form 10-K and incorporated herein by reference).

10.3		Ampex Corporation 2000 Stock Bonus Plan, as adopted on June 9, 2000 (filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-8 (File No. 333-41652) and incorporated herein by reference).

10.4		Ampex Systems Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company’s 1997 Form 10-K and incorporated herein by reference).

10.5		Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 33-47660) and incorporated herein by reference).

10.6		Form of Indemnification Agreement entered into between the Company and members of the Board of Directors (filed as Exhibit 10.06 to the 2001 Form 10-K and incorporated herein by reference).

10.7		Form of Employment Security Letter entered into between the Company and certain executive officers of the Company, dated July 24, 1998 (filed as Exhibit 10.9 to the 1999 Form 10-K and incorporated herein by reference).

10.8		Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California. (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.9		Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant. (filed as Exhibit 10.12 to the 1999 Form 10-K and incorporated herein by reference).

10.10		Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California. (filed as Exhibit 10.12 to the 2001 Form 10-K and incorporated herein by reference).

Exhibit Number		Description
10.11		Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (filed as Exhibit 10.15 to the 2000 Form 10-K and incorporated herein by reference).

10.12		Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group (filed as Exhibit 10.14 to the 2001 Form 10-K and incorporated herein by reference).

10.13		Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (filed as Exhibit 10.15 to the 2001 Form 10-K and incorporated herein by reference).

10.14		Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions (filed as Exhibit 4.11 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).

10.15		Second Amendment dated as of September 2002 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.1 to the Third Quarter 2002 Form 10-Q and incorporated herein by reference).

10.16	*	Third Amendment dated as of March 2, 2004 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended.

10.17	*	Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc.

10.18		Promissory Note dated August 6, 1999, issued by First Jeffson Corporation (formerly Sherborne Investments Corporation) to the Company in the principal amount of $1,779,050 (filed as Exhibit 10.21 to the 2000 Form 10-K and incorporated herein by reference).

10.19		Promissory Note dated April 18, 2001, issued by Second Jeffson Corporation (formerly Sherborne Capital Incorporated) to the Company in the principal amount of $1,848,000 (filed as Exhibit 10.17 to the 2001 Form 10-K and incorporated herein by reference).

10.20		Promissory Note dated November 15, 2000, issued by First Jeffson Corporation (formerly Sherborne Investments Corporation) to the Company in the principal amount of $1,015,000.50 (filed as Exhibit 10.23 to the 2000 Form 10-K and incorporated herein by reference).

10.21	*	Letter Agreement dated as of March 17, 2004, between Ampex Corporation and First Jeffson Corporation, relating to foreclosure under certain promissory notes and pledge agreements.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of Independent Accountants.

24.1	*	Power of Attorney (included in the signature page of this Report).

31.1	*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

31.2	*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

32.1	*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the fiscal quarter ended December 31, 2003, we filed the following reports on Form 8-K:

(i)	Current Report on Form 8-K dated October 7, 2003 under Items 5 and 7, attaching our press release announcing that we had notified holders of our outstanding 8% Noncumulative Redeemable Preferred Stock that we intend to redeem all such outstanding shares by issuing shares of our Class A Common Stock in payment of the redemption price and such redemption was expected to close on October 30, 2003.

(ii)	Current Report on Form 8-K dated October 21, 2003 under Items 5 and 7, attaching our press release announcing that we had received notice from the American Stock Exchange that the Exchange intended to proceed with the removal of our Common Stock from listing and registration on the Exchange and that we would appeal the decision.

(iii)	Current Report on Form 8-K dated November 14, 2003 under Items 7 and 12; attaching our earnings release for the quarter ended September 30, 2003, including related financial statements.

(iv)	Current Report on Form 8-K dated November 21, 2003 under Items 5 and 7, attaching our press release announcing that the Exchange would not grant a waiver of its continued listing standards to us and would suspend trading in our Common Stock as soon as practicable.

(c) Exhibits. See Item 15(a)(3) above.

(d) Financial Statement Schedules. See Items 8 and 15(a)(2) above

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

Subsequent to year-end 2000, we announced that we were closing MicroNet, a business that manufactured disk-based storage products that we acquired in 1998. The operating results of MicroNet have been classified as “Discontinued Operations” in the Consolidated Statement of Operations for each of the two years ended December 31, 2000. We have excluded the assets and liabilities of MicroNet in the Consolidated Balance Sheets at December 31, 2000. The Consolidated Balance Sheets of prior periods have not been restated to exclude the assets and liabilities of MicroNet.

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

Statement of Operations Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Total revenue	$43,359	$36,989	$46,020	$59,854	$71,483
Total costs and operating expenses	37,425	37,235	48,340	52,153	61,252
Income (loss) from continuing operations	(5,750)	(2,805)	(10,875)	1,480	5,012
Net loss	(5,750)	(2,805)	(28,129)	(36,696)	(15,568)
Diluted income (loss) per share from continuing operations	(1.74)	(0.90)	(3.68)	0.41	1.39
Diluted income (loss) per share	5.52	0.45	(7.58)	(9.91)	(4.22)

Balance Sheet Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Working capital	$1,256	$8,532	$4,698	$15,024	$47,262
Total assets	42,794	29,339	39,173	60,317	107,320
Long-term debt	74,022	68,218	58,790	46,086	44,666
Redeemable preferred stock	—	25,754	30,050	34,346	38,642
Convertible preferred stock	—	—	102	2,250	3,770
Total stockholders’ deficit	(136,137)	(148,068)	(123,599)	(81,235)	(32,822)

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

By:	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

Date:	April 14, 2004

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Edward J. Bramson, Craig L. McKibben, Joel D. Talcott, or any of them, with full power to act, his attomey-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. BRAMSON Edward J. Bramson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2004

/s/ CRAIG L. MCKIBBEN Craig L. McKibben	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	April 14, 2004

/s/ DOUGLAS T. MCCLURE, JR. Douglas T. McClure, Jr.	Director	April 14, 2004

/s/ PETER SLUSSER Peter Slusser	Director	April 14, 2004

/s/ WILLIAM A. STOLTZFUS, JR. William A. Stoltzfus, Jr.	Director	April 14, 2004

AMPEX CORPORATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Ampex Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 36 present fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company relies on a related party for pension funding.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

April 9, 2004

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,023	$7,579
Short-term investments	—	1,483
Accounts receivable (net of allowances of $137 in 2003 and $112 in 2002)	4,513	4,064
Inventories	6,343	7,336
Other current assets	4,366	2,368

Total current assets	29,245	22,830
Property, plant and equipment	4,825	5,757
Other assets	1,127	752

Total assets	$35,197	$29,339

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$146	$457
Accounts payable	1,511	962
Net liabilities of discontinued operations	1,076	1,108
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	23,956	10,471

Total current liabilities	27,989	14,298
Long-term debt	74,022	68,218
Other liabilities	63,802	64,413
Accrued restructuring costs	3,450	1,700
Net liabilities of discontinued operations	2,071	3,024

Total liabilities	171,334	151,653

Commitments and contingencies (Note 12)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2003 and in 2002
Issued and outstanding—none in 2003 and in 2002	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2003 and in 2002
Issued and outstanding—none in 2003; 12,877 in 2002	—	25,754
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2003 and in 2002
Issued and outstanding—none in 2003 and in 2002	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2003 and in 2002
Issued and outstanding—none in 2003 and in 2002	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2003 and in 2002
Issued and outstanding—3,728,017 shares in 2003; 3,170,610 in 2002	37	32
Class C:
Authorized: 50,000,000 shares in 2003 and in 2002
Issued and outstanding—none in 2003 and in 2002	—	—
Other additional capital	454,394	428,501
Accumulated deficit	(518,578)	(512,828)
Accumulated other comprehensive income	(71,990)	(63,773)

Total stockholders’ deficit	(136,137)	(148,068)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$35,197	$29,339

The accompanying notes are an integral part of these financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Royalty income	$10,054	$3,969	$12,056
Product revenue	23,972	24,477	27,719
Service revenue	9,333	8,543	6,245

Total revenue	43,359	36,989	46,020

Intellectual property costs	1,633	958	646
Cost of product sales	17,279	20,201	24,451
Research, development and engineering	3,179	2,614	5,494
Selling and administrative	12,236	11,217	14,231
Provision for pension plan funding reimbursement	5,369	—	—
Restructuring charges	3,098	2,245	3,518

Total costs and operating expenses	42,794	37,235	48,340

Operating income (loss)	565	(246)	(2,320)
Equity in net loss of limited partnership	459	—	—
Interest expense	9,000	8,465	7,233
Amortization of debt financing costs	57	460	529
Interest income	(103)	(360)	(330)
Other (income) expense, net	74	236	(52)

Loss from continuing operations before income taxes	(8,922)	(9,047)	(9,700)
Provision for (benefit of) income taxes	(3,172)	(6,242)	1,175

Loss from continuing operations	(5,750)	(2,805)	(10,875)
Loss from discontinued operations (net of taxes of nil in 2001)	—	—	(6,916)
Loss on disposal of discontinued operations (net of taxes of nil in 2001)	—	—	(10,338)

Net loss	(5,750)	(2,805)	(28,129)
Benefit from extinguishment of mandatorily redeemable preferred stock	23,951	4,192	5,720

Net income (loss) applicable to common stockholders	18,201	1,387	(22,409)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	103	88	(160)
Minimum pension adjustment	(8,320)	(26,150)	(20,693)

Comprehensive income (loss)	$9,984	$(24,675)	$(43,262)

Basic income (loss) per share:
Loss per share from continuing operations	$(1.74)	$(0.90)	$(3.68)
Loss per share from discontinued operations	$0.00	$0.00	$(5.84)
Income (loss) per share applicable to common stockholders	$5.52	$0.45	$(7.58)

Weighted average number of common shares outstanding	3,297,927	3,116,641	2,955,600

Diluted income (loss) per share:
Loss per share from continuing operations	$(1.74)	$(0.90)	$(3.68)
Loss per share from discontinued operations	$0.00	$0.00	$(5.84)
Income (loss) per share applicable to common stockholders	$5.52	$0.45	$(7.58)

Weighted average number of common shares outstanding	3,297,977	3,116,641	2,955,600

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(5,750)	$(2,805)	$(28,129)
Loss from discontinued operations	—	—	17,254
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	1,089	1,223	1,724
Accretion of interest expense	8,793	8,111	1,715
Provision for pension plan funding reimbursement	5,369	—	—
Reversal of prior year’s tax reserves	(4,164)	(6,713)	—
Equity in net loss of limited partnership	459	—	—
Periodic pension cost	600	103	(480)
Net loss on disposal of assets	2	149	—
Issuance of stock for services rendered	—	—	160
Changes in operating assets and liabilities:
Accounts receivable	(294)	2,054	3,141
Inventories	993	5,922	3,288
Other assets	(1,999)	2,059	(252)
Accounts payable	517	(2,736)	(453)
Other accrued liabilities and income taxes payable	456	(7,138)	3,998
Accrued restructuring costs	1,750	962	424
Other liabilities	2,250	1,920	(1,711)

Net cash provided by continuing operations	10,071	3,111	679
Net cash used in discontinued operations	(985)	(1,125)	(8,705)

Net cash provided by (used in) operating activities	9,086	1,986	(8,026)

Cash flows from investing activities:
Purchase of limited partnership interest, net	(945)	—	—
Purchases of short-term investments	—	(1,483)	—
Proceeds received on the maturity of short-term investments	1,483	—	—
Proceeds from the sale of short-term investments	—	—	5,011
Additions to property, plant and equipment	(25)	(253)	(123)
Deferred gain on sale of assets	(50)	(50)	(113)

Net cash provided by (used in) continuing operations	463	(1,786)	4,775
Net cash provided by discontinued operations	—	—	121

Net cash provided by (used in) investing activities	463	(1,786)	4,896

Cash flows from financing activities:
Borrowings under debt agreements	—	17,477	34,577
Repayments under debt agreements	(3,311)	(18,173)	(33,734)
Proceeds from issuance of common stock	144	—	14

Net cash provided by (used in) continuing operations	(3,167)	(696)	857

Net cash provided by (used in) financing activities	(3,167)	(696)	857

Effects of exchange rates on cash	62	60	(96)

Net increase (decrease) in cash and cash equivalents	6,444	(436)	(2,369)
Cash and cash equivalents, beginning of period	7,579	8,015	10,384

Cash and cash equivalents, end of period	$14,023	$7,579	$8,015

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For Each of the Three Years in the Period Ended

December 31, 2003

(in thousands)

						Accumulated Comprehensive Income (Loss)
	Common Stock Class A		Other Additional Capital	Notes Receivable from Stockholders	Accumulated Deficit	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Total Stockholders’ Deficit
	Shares	Amount
Balances, December 31, 2000	2,904	$29	$422,130	$(4,642)	$(481,894)	$695	$(17,553)	$(81,235)
Net loss	—	—	—	—	(28,129)	—	—	(28,129)
Translation adjustments	—	—	—	—	—	(160)	—	(160)
Minimum pension liability adjustment	—	—	—	—	—	—	(20,693)	(20,693)
Issuance of shares to Sherborne	50	1	159	—	—	—	—	160
Preferred stock converted or redeemed	129	1	6,443	—	—	—	—	6,444
Stock based compensation charge for non-employees	—	—	14	—	—	—	—	14

Balances, December 31, 2001	3,083	31	428,746	(4,642)	(510,023)	535	(38,246)	(123,599)
Net loss	—	—	—	—	(2,805)	—	—	(2,805)
Translation adjustments	—	—	—	—	—	88	—	88
Minimum pension liability adjustment	—	—	—	—	—	—	(26,150)	(26,150)
Transfer notes receivable to other additional capital	—	—	(4,642)	4,642	—	—	—	—
Preferred stock converted or redeemed	88	1	4,397	—	—	—	—	4,398

Balances, December 31, 2002	3,171	32	428,501	—	(512,828)	623	(64,396)	(148,068)
Net loss	—	—	—	—	(5,750)	—	—	(5,750)
Translation adjustments	—	—	—	—	—	103	—	103
Exercise of stock options	42	—	144	—	—	—	—	144
Minimum pension liability adjustment	—	—	—	—	—	—	(8,320)	(8,320)
Preferred stock redeemed	515	5	25,749	—	—	—	—	25,754

Balances, December 31, 2003	3,728	$37	$454,394	$—	$(518,578)	$726	$(72,716)	$(136,137)

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 59-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds approximately 600 patents and patent applications covering digital image-processing, data compression and recording technologies. The Company, through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), incorporates this technology in the design and manufacture of very high performance tape-based storage products, principally for digital recording, archiving and rapid restore/backup applications. The Company also leverages its investment in technology through its corporate licensing division that licenses Ampex patents to manufacturers of consumer electronics products.

In the second quarter of 2001, the Company closed the Internet video operations of its wholly-owned subsidiary iNEXTV and affiliates. The Company’s Internet operations have been classified as discontinued operations for all periods presented.

On June 12, 2003, the Company effected a one-for-twenty reverse stock split of its Class A Common Stock. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares. Common share data and per share calculations for all prior periods included in the Consolidated Financial Statements and the Notes thereto, have been restated to reflect the impact of the one-for-twenty reverse stock split.

As of October 30, 2003, the Company redeemed all of its outstanding shares of 8% Noncumulative Redeemable Preferred Stock by issuing shares of its Class A Common Stock. Accordingly, the Company issued 450,600 shares of Class A Common Stock, representing approximately 12% of its common stock outstanding after such issuance, in exchange for $22,530,000 face amount of Preferred Stock, which was cancelled. The Company’s 2003 financial statements include non-taxable benefits applicable to common stockholders of approximately $24.0 million from extinguishment of the Preferred Stock throughout the year, of which $20.9 million pertained to the October 2003 redemption.

Liquidity

The Company has incurred significant losses in recent years, primarily with respect to discontinued operations, and its liquidity has been affected accordingly. The Company has limited liquidity with which to conduct its operations. Cash and marketable securities totaled $14.0 million at December 31, 2003, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by the Company’s licensing activities in excess of operating expenses and certain other expenses is to be applied to reduce debt.

While the Company has recently restructured its senior debt to extend maturities and modify certain covenants that have improved the Company’s liquidity, it may be required to use substantial funds in litigation to enforce its patents. In addition, as discussed in Note 16, the Company has substantial pension contributions and pension related funding due in future periods that will require the Company to borrow additional funds from a related party, Hillside Capital Incorporated (“Hillside”), to meet these obligations. Our Management believes that the Company’s liquidity, coupled with its ability to borrow pension contributions from Hillside, should be sufficient to satisfy the projected cash obligations through 2004, but there can be no assurance in this regard.

In March 2004, the Company received consent from the holders of its senior debt securities (i) to extend the maturity date of its Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which the Company is required to

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on its pension notes through December 31, 2006.

The Company’s expectations as to its cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions and the ability to borrow significant pension contributions due in future years from Hillside, many of which are beyond the Company’s control. If the Company experiences a decrease in demand for its products or anticipated royalty income, the Company may be required to further reduce expenditures, borrow additional funds, or seek to raise additional equity. There can be no assurance that the Company will be successful in these efforts, the failure of which may have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on the total prior years’ stockholders’ deficit or net income. The components of prior years’ stockholders deficit were reclassified due to the one-for twenty reverse stock split. All share and per share amounts have been retroactively restated for the one-for twenty reverse split.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

Short-term and Long-term Investments

The Company’s investments consisted primarily of debt securities and consist of highly liquid U.S. Treasury instruments, U.S. corporate securities and Euro government bonds. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders’ deficit under accumulated other comprehensive income until realized. Realized gains and losses, if any, are determined using the specific identification method. The Company’s investment in a limited partnership is accounted for under the equity method.

Long-Term Contracts

Revenues and estimated profits on long-term contracts performed over extended periods of time are recognized on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. Revenues and profits on long-term contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which revisions are made. Any anticipated

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses on contracts are charged to operations as soon as they are determinable. Estimated costs associated with progress billings on long-term contracts are netted against inventory. There were no progress billings outstanding at December 31, 2003 and December 31, 2002.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in, first out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

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

Foreign Currency Translation

Assets and liabilities of subsidiaries located outside the United States have been translated at rates in effect at year-end. Revenues and expenses are translated at average rates during the year. Local currencies are considered to be the functional currencies for all of the Company’s foreign subsidiaries. Accordingly, the effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported in the cumulative translation adjustment, a separate component of stockholders’ deficit. Foreign currency transaction gains and losses, which are included in other expense, were not material in the periods reported.

Revenue Recognition

Royalty income is recorded when earned and receipt is assured. Revenue on product sales and services are recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue is recognized ratably over the life of the service contract.

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $2.6 million, $2.3 million and $5.0 million in 2003, 2002 and 2001, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.6 million, $0.3 million and $0.5 million in 2003, 2002 and 2001, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of short-term and long-term investments and trade receivables. The Company invests its temporary cash balances in U.S. treasury obligations, U.S. corporate securities and Euro government bonds and, by policy, limits the investment maturity and the amount of credit exposure to any one financial institution or type of investment. The Company performs ongoing credit evaluations on its customers, and collateral is generally not required for trade receivables.

Fiscal Year

The Company’s fiscal year is the 52 or 53-week period ending on the Saturday nearest December 31. Fiscal 2003, 2002 and 2001 were 52-week years.

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

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS 123, the

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s net income (loss) applicable to common stockholders and basic and diluted income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss:
As reported	$(5,750)	$(2,805)	$(28,129)
Compensation expense, net of tax	(13)	(140)	(197)

Pro forma	$(5,763)	$(2,945)	$(28,326)

Net income (loss) applicable to common stockholders:
As reported	$18,201	$1,387	$(22,409)
Compensation expense, net of tax	(13)	(140)	(197)

Pro forma	$18,188	$1,247	$(22,606)

Basic and diluted income (loss) per share:
Loss per share, as reported	$(1.74)	$(0.90)	$(9.52)
Loss per share, pro forma	$(1.75)	$(0.94)	$(9.58)
Income (loss) per share applicable to common stockholders, as reported	$5.52	$0.45	$(7.58)
Income (loss) per share applicable to common stockholders, pro forma	$5.51	$0.40	$(7.65)

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) and net income (loss) applicable to common stockholders for future years.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes and Senior Discount Notes have been valued at approximately par value at December 31, 2003 and December 31, 2002 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate fair value for note payable-other, as no market for such instruments currently exists. See Note 10.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 is effective for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003, for financial statement periods after December 15, 2003, and otherwise is effective after June 15, 2004. The Company has adopted FIN 46 effective December 31, 2003. The adoption of FIN 46 had no impact on the Company’s financial position, cash flows or results of operations.

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

Note 3—Discontinued Operations

In February 2001, the Board of Directors of the Company authorized Management to close MicroNet, its wholly-owned subsidiary that made high performance disk arrays and Storage Area Networks, and to establish a reserve of $2.1 million for the costs of closure and to write off its investment of $4.2 million as of December 31, 2000. Ampex transferred MicroNet assets to an entity that distributed the asset sale proceeds to MicroNet creditors. During 2001, 2002 and 2003, the Company paid liabilities of such discontinued operations of $1.2 million, $0.1 million and $0.2 million, respectively. During 2001, the Company entered into sublease agreements that reduced its estimated future lease costs by $0.4 million, which was recognized as income from discontinued operations. The remaining balance of the MicroNet reserve totals $0.2 million and is included in its net liabilities of discontinued operations. The Company expects to complete making payments as it relates to this discontinued operation in 2004. This obligation has not been discounted to present value.

In July 2001, the Board of Directors of the Company authorized Management to close iNEXTV’s Internet video operations in New York City and to cease funding its other affiliates. The Company established a reserve of $10.3 million at June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. The net liabilities of iNEXTV of $1.1 million reflected on its balance sheet after the impairment charge, together with the provision for closure costs of $5.7 million, were included in the net liabilities of discontinued operations. During 2001, 2002 and 2003, the Company paid liabilities of such discontinued operations of $2.0 million, $1.1 million and $0.8 million, respectively. The remaining balance in the net liabilities of iNEXTV’s discontinued operations totaled $2.9 million at December 31, 2003. The Company expects to make payments as it relates to this discontinued operation through 2008. This obligation has not been discounted to present value.

A summary of the operating results of iNEXTV is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues	$—	$—	$188
Costs and operating expenses excluding amortization	—	—	(6,277)
Goodwill amortization and writedown of assets	—	—	(211)
Operating loss	—	—	(6,300)
Equity in loss of unconsolidated subsidiary	—	—	(999)
Loss from discontinued operations	—	—	(7,294)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the loss on disposal of iNEXTV is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Impairment charge	$—	$—	$(4,602)
Provision for closure	—	—	(5,736)
Loss on disposal of discontinued operations	—	—	(10,338)

A reconciliation of the changes in the net liabilities of discontinued operations accounts is as follows:

	2003	2002
	(in thousands)
Balance at January 1	$4,132	$5,257
Payments made during the period	(985)	(1,125)

Balance at December 31	$3,147	$4,132

Note 4—Computation of Basic and Diluted Income (Loss) per Share

A reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator
Loss from continuing operations	$(5,750)	$(2,805)	$(10,875)

Net income (loss) applicable to common stockholders	$18,201	$1,387	$(22,409)

Denominator—Basic
Weighted average common stock outstanding	3,297,927	3,116,641	2,955,600

Loss per share from continuing operations	$(1.74)	$(0.90)	$(3.68)

Basic income (loss) per share applicable to common stockholders	$5.52	$0.45	$(7.58)

Denominator—Diluted
Weighted average common stock outstanding	3,297,927	3,116,641	2,955,600
Effect of dilutive securities:
Stock options	50	—	—

	3,297,977	3,116,641	2,955,600

Loss per share from continuing operations	$(1.74)	$(0.90)	$(3.68)

Diluted income (loss) per share applicable to common stockholders	$5.52	$0.45	$(7.58)

In the year ended December 31, 2003, the Company issued 515,040 shares of Common Stock to redeem 12,877 shares of Redeemable Preferred Stock. In the year ended December 31, 2002, the Company issued 2,040

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Common Stock to redeem 51 shares of Convertible Preferred Stock and 85,920 shares of Common Stock to redeem 2,148 shares of Redeemable Preferred Stock. In the year ended December 31, 2001, the Company issued 42,960 shares of Common Stock to redeem 1,074 shares of Convertible Preferred Stock and 85,920 shares of Common Stock to redeem 2,148 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange.

Stock options to purchase 41,921 shares of Common Stock at prices ranging from $2.40 to $72.50 per share were outstanding at December 31, 2003, but 41,871 shares were not included in the computation of diluted weighted average common stock outstanding as the exercise price was lower than the average market value of the common shares.

Stock options to purchase 129,197 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at December 31, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

Stock options to purchase 183,085 shares of Common Stock at prices ranging from $3.40 to $120.00 per share were outstanding at December 31, 2001, but were not included in the computation of diluted loss per share because they are anti-dilutive.

In January 1998, Warrants to purchase 51,000 shares of Common Stock at $45.00 per share were issued in connection with the issuance of the Senior Notes. See Note 10. Unexercised warrants of 40,800 of Common Stock expired on March 15, 2003.

Note 5—Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Interest paid	$3,220	$1,204	$2,742
Income taxes paid	1,101	412	1,230
Debt financing costs	—	—	179
Common stock issued for services rendered	—	—	160
Preferred stock (redemptions)	(25,754)	(4,296)	(4,296)
Preferred stock (conversions)	—	(102)	(2,148)

Note 6—Investments

The carrying and market value of short-term investments available-for-sale are as follows:

	December 31, 2002			Scheduled Maturity Date
	Carrying Value	Unrealized Gains	Fair Value
	(in thousands)
Euro government bonds	$1,483	$—	$1,483	Aug. 2003
Due within 1 year	$1,483

There were no short-term investments held by the Company at December 31, 2003.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Inventories

	December 31,
	2003	2002
	(in thousands)
Raw materials	$1,785	$2,673
Work in process	3,327	3,285
Finished goods	1,231	1,378

Total	$6,343	$7,336

Inventories include a write down for obsolete and slow-moving items of $0.2 million, $0.8 million and $3.0 million in 2003, 2002 and 2001, respectively.

Note 8—Property, Plant and Equipment

	December 31,
	2003	2002
	(in thousands)
Land	$952	$952
Buildings and improvements	9,360	9,359
Furniture, fixtures and equipment	14,048	13,867

	24,360	24,178
Less accumulated depreciation	(19,535)	(18,421)

Total	$4,825	$5,757

Depreciation charged to continuing operations was $1.0 million, $1.0 million and $1.2 million in 2003, 2002 and 2001, respectively.

Note 9—Other Accrued Liabilities

	December 31,
	2003	2002
	(in thousands)
Compensation and employee benefit	$2,087	$1,590
Pension	10,841	694
Accrued pension contributions for Media Plan	2,953	—
Deferred revenue and customer deposits	5,236	2,794
Taxes	1,136	3,122
Warranty and other product costs	641	1,052
Interest payable	259	283
Environmental	100	100
Other	703	836

Total	$23,956	$10,471

The increase in pension liabilities and accrued pension contributions for the Media Plan from December 31, 2002 to December 31, 2003 is due to ERISA funding requirements. It is anticipated that pension contributions due under the Company’s defined benefit plan and the Media defined benefit plan totaling $13.9 million will be

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funded in 2004 by Hillside in which case the Company would issue notes to Hillside in an equivalent amount. See Note 10 and Note 16.

A reconciliation of the changes in the warranty and other product costs liability account is as follows:

	2003	2002
	(in thousands)
Balance at January 1	$1,052	$1,581
Accruals for warranties issued during the period	75	180
Settlements made during the period in cash or in kind	(486)	(709)

Balance at December 31	$641	$1,052

Note 10—Debt

	December 31,
	2003	2002
	(in thousands)

Notes Payable

Hillside notes payable	$—	$300
Note payable—other	146	157

Total	$146	$457

Long-term Debt

Senior discount notes	$9,757	$10,674
Hillside notes payable	3,259	3,259
Senior notes	61,006	54,285

Total	$74,022	$68,218

Note Payable—Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at December 31, 2003 of $0.1 million is expected to be paid or converted into shares of Common Stock.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside, who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. See Note 16 of the Notes to Consolidated Financial Statements. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company and/or Media are unable to do so. At the Company’s request, Hillside has made pension contributions totaling $4.0 million through December 31, 2003. The Company has issued notes to Hillside in the amount of the pension contributions. The Company anticipates that due to our senior debt agreements, Hillside will be required to fund future contributions and such amounts are projected to be

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant. In this event, the Company will issue additional Notes to Hillside. Under the terms of the Notes,

$150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 7.11% at December 31, 2003). The Company granted to Hillside a security interest in Data Systems’ inventory and other assets as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

Senior Notes and Senior Discount Notes

In the first quarter of 2002 and 2004, the Company restructured its outstanding 12% Senior Notes due 2003 and Data Systems’ 20% Senior Discount Notes due March 31, 2002. The Senior Notes were exchanged for new Notes due 2008 and the due date of the Senior Discount Notes was extended to 2006. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of Available Cash Flow of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, and proceeds of certain potential asset sales less certain debt and specified operating expenses and a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $30 million of Available Cash Flow during the three years ending December 31, 2006 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow received by the Company, and unpaid accrued interest is payable through the issuance of additional Notes or capitalized. Through the year ended December 31, 2003, Available Cash Flow totaled $4.0 million. For the year ended December 31, 2003, interest incurred on the Senior Discount Notes and Senior Notes totaled $8.8 million. A cash payment in July 2003 of $3.0 million was applied to reduce accrued interest on the Senior Discount Notes. For the year ended December 31, 2002, interest incurred on the Senior Discount Notes and Senior Notes totaled $8.1 million. A cash payment of $1.0 million was applied to reduce accrued interest on the Senior Discount Notes. There have been no cash payments made on the Senior Notes. Additional Senior Notes in the amount of $3.3 million, representing accrued interest for the period February 16, 2003 to August 15, 2003, were issued in August 2003. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 16, 2002 to February 15, 2003, were issued in February 2003. Additional Senior Notes in the amount of $2.7 million, representing accrued interest for the period February 28, 2002 to August 15, 2002, were issued in August 2002. In addition, additional Senior Notes in the amount of $3.5 million, representing accrued interest for the period August 15, 2003 to February 15, 2004, were issued in February 2004. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security for the Senior Discount Notes and no cash payments on the Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncurrent Maturities of Long-term Debt

The following table summarizes the scheduled noncurrent maturities of the Company’s long-term debt as of December 31, 2003, for years subsequent to 2004:

Year	(in thousands)
2006	$13,016
2008	61,006

Note 11—Other Liabilities

	December 31,
	2003	2002
	(in thousands)
Pension	$57,281	$59,736
Accrued pension contribution for Media Plan	4,543	—
Reserve for tax liabilities	1,150	3,324
Other postemployment benefits	226	246
Environmental	295	800
Other	307	307

Total	$63,802	$64,413

The change in reserve for current and long-term tax liabilities reflects the decrease in reserves provided on prior years’ foreign, Federal and state income taxes for years where the Company reached a proposed settlement with tax authorities or where years have been closed to audit. Accordingly, in 2003, the Company recognized a non-cash benefit of income taxes of $4.2 million. The accrued pension contribution for the Media Plan represents the probable amount of estimated payments due after 2004 that the Company will be required to fund in excess of amounts expected to be reimbursed by Media. The range of total payments from 2004 to 2010 expected to be paid on behalf of Media is between $12.8 million and $19.6 million, exclusive of amounts expected to be reimbursed by Media. The accompanying balance sheet includes a total Media Plan obligation of $7,496, which is comprised of $2,953, see Note 9, and $4,543, included above. The Media Plan obligation is net of amounts of $5,304 that Media has agreed to pay the Company. On an ongoing basis, the Company continues to assess its obligation under the Media Plan and additional obligations maybe recognized in the future based on that assessment.

Note 12—Commitments and Contingencies

Leases

The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 2003 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

Year	(in thousands)
2004	$3,257
2005	3,014
2006	2,965
2007	2,913
2008	1,654
Thereafter	—

Total	$13,803

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense for all operating leases for continuing operations was $1.7 million, $1.5 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a schedule by years of future minimum lease payments under a capital lease together with the present value of the net minimum lease payments as of December 31, 2003:

Year	(in thousands)
2004	$10

Net minimum lease payments	10
Less amount representing interest	(2)

Present value of net minimum lease payments	$8

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

The Company reached a proposed settlement with the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). The Company has adjusted accruals recorded in prior years in the Consolidated Balance Sheets to reflect this proposed settlement as well as other events. The reversal is included in the caption “Provision for (benefit of) income taxes” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In October 2003, the California Regional Water Quality Control Board issued the Company a letter, which rescinds continued cleanup requirements for the Sunnyvale, California, site allowing the Company to shut down and remove all remediation equipment and substantially reduce any further obligation. The Company has adjusted the environmental accrual in the Consolidated Balance Sheets to reflect the rescission.

The Company has not accrued any liability for costs that might be assessed against it by federal or state environmental agencies involving sites owned by the Company’s former subsidiary Media. Media is primarily

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is the plan sponsor and is contingently liable to provide funding for plan benefits under a pension plan of a former affiliate, Media, which was sold in 1995. Presently the unfunded accumulated benefit liability is $19.6 million. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media Plan that would be funded by Ampex. Ampex recognized a liability of $7.5 million, of which $5.4 million was provided in 2003, representing the probable amount of estimated future funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media.

Note 13—Preferred Stock

Each share of Convertible Preferred Stock and Redeemable Preferred Stock entitled the holder thereof to receive noncumulative dividends at the rate of 8% per annum, if declared by the Company’s Board of Directors. The Company did not declare dividends on either series of preferred stock. Beginning in June 2001, the Company became obligated to redeem any remaining Convertible Preferred Stock in quarterly installments. For the year ended December 31, 2002, the Company issued 2,040 shares of Common Stock to satisfy the quarterly redemption requirements, leaving no shares of Convertible Preferred Stock outstanding. Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments. On October 2, 2003, the Company gave notice of redemption of all of its outstanding 8% Noncumulative Redeemable Preferred Stock. The Company issued 64,440 shares of its Common Stock to satisfy the quarterly redemption requirements through September 30, 2003 and 450,600 shares of its common stock to satisfy the notice of redemption in the fourth quarter, leaving no shares of Redeemable Preferred Stock outstanding. For the year ended December 31, 2002, the Company issued 85,920 shares of its Common Stock to satisfy the quarterly redemption requirements. The Company recognized a benefit from extinguishment of preferred stock to the extent that the face amount of the preferred stock redeemed exceeded the market price of the common stock issued.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Related Party Transactions

Equity Investment:

In the third quarter of 2003, the Company’s unrestricted investment subsidiary invested $1 million to acquire a 21.6% interest in a limited partnership that was formed by the Company and certain other institutional and individual investors, including the general partner which is controlled by Ampex’s CEO, to purchase shares of 4imprint Group plc, a publicly-held British promotional products company. We have used the equity method of accounting for our interest in the limited partnership. The limited partnership accounts for its interest in the products company using the equity method of accounting. The limited partnership holds approximately 17.8% of the outstanding shares of the products company. The Board of Directors of the Company determined that the terms of the Company’s investment were at least as favorable as the terms afforded to unrelated investors. Ampex’s CEO, Edward Bramson, acquired shares in the company in concert with the limited partnership. Mr. Bramson has recently been appointed the temporary, non-executive Chairman of the Board of the British company. Mr. Bramson has assigned to Ampex all compensation he may receive as a non-executive board member. The investment is included in the caption “Other assets” on the Consolidated Balance Sheets. The equity investment transactions are as follows (in thousands):

Investment in limited partnership	$1,000
Equity in loss of limited partnership	(459)
Receipt of partnership distributions	(55)

Balance at December 31, 2003	$486

At December 31, 2003, the Company’s proportionate interest in the shares of 4imprint Group plc held by the limited partnership had a fair market value of $1,993,345.

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method (in thousands):

Balance Sheet Data:
Total assets	$3,475.3
Total liabilities	$23.6
Total partners’ capital	$3,451.7
Earnings Data:
Loss from operations	$(133.4)
Equity in loss of products company	$(1,991.0)
Net loss	$(2,124.4)

Credit Agreement:

In October 2001, Data Systems entered into a revolving credit agreement with Sherborne & Company Incorporated and borrowed $1.0 million under the facility, secured principally by Data Systems’ inventory. The Company guaranteed all borrowings. The loan was repaid on March 31, 2002 and the Company did not seek to renew the facility. Borrowings bore interest at 8% per annum on the outstanding balance. As a commitment fee, Ampex issued to the lender 50,000 shares of its Common Stock having a market value of approximately $160,000, which was taken as a charge to amortization of debt financing costs in 2001. The lender, Sherborne & Company Incorporated, is a related party of the Company and is wholly-owned by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Transaction:

In 1995, 1996 and 1997, the Company sold shares of its Class A Common Stock to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid part in cash and part with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares has been substantially less than the principal amount of the notes. In 2002, FJC advised the Company that there could be no assurance that it would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, Ampex foreclosed on these notes and caused the pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action will not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

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

At December 31, 2003, there were 41,921 options outstanding under the Stock Incentive Plan, including 40,467 vested options. The exercise prices range from $2.40 to $72.50 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2000	179,289	175,876	$8.76-120.00	$7,316,028	$41.60
Granted	(114,250)	114,250	3.40-8.00	573,960	5.00
Canceled	107,041	(107,041)	7.60-117.60	(4,500,985)	42.00

Balances, December 31, 2001	172,080	183,085	3.40-120.00	3,389,003	18.60
Granted	(750)	750	2.40	1,800	2.40
Canceled	54,637	(54,637)	5.20-72.00	(1,600,756)	29.20

Balances, December 31, 2002	225,967	129,198	2.40-97.50	1,790,047	13.80
Granted	(750)	750	5.20	3,900	5.20
Canceled	45,374	(45,374)	3.60-97.50	(606,106)	13.36
Adjusted	102	(153)	—	(7,526)	—
Exercised	—	(42,500)	3.40	(144,500)	3.40

Balances, December 31, 2003	270,693	41,921	$2.40-72.50	$1,035,815	$24.71

For the years ended December 31, 2003, 2002 and 2001, the weighted average fair value of options granted was $5.20, $2.40 and $3.00 per share, respectively.

At December 31, 2002 and 2001 there were 40,800 Warrants outstanding exercisable at $45.00 per share, to provide a like number of shares of Common Stock. Unexercised warrants of 40,800 shares of Common Stock expired on March 15, 2003.

The options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.40-$8.00	5,725	0.89	$6.90	4,271	$7.01
$21.25-$25.00	11,482	4.81	21.29	11,482	21.29
$30.00-$72.50	24,714	0.71	30.42	24,714	30.42

	41,921	1.86	$24.71	40,467	$25.36

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2003	2002	2001
Expected life (years)	1.0	1.0	1.0–3.5
Risk-free interest rate	1.27%	3.28%	2.07–4.52%
Expected volatility	3.19	1.47	1.29–1.60
Expected dividend yield	—	—	—

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pension expense for the domestic plan in 2003, 2002 and 2001 consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Interest on projected benefit obligation	$11,789	$12,121	$12,340
Expected return on assets	(12,302)	(12,757)	(12,937)
Recognized actuarial loss (gain)	983	628	—

Net periodic pension cost (benefit)	$470	$(8)	$(597)

The domestic plan funded status and amounts included in the consolidated balance sheets are as follows:

	December 31,
	2003	2002
	(in thousands)
Actuarial present value of benefits:
Vested and total accumulated benefits	$188,542	$180,204

Projected benefit obligation	$(188,542)	$(180,204)
Less: plan assets at fair value	130,000	130,465

	(58,542)	(49,739)
Unrecognized net loss	—	—

Accrued pension cost	$(58,542)	$(49,739)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the domestic plan:

	December 31,
	2003	2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$180,204	$171,680
Interest cost	11,789	12,121
Actuarial gain	10,860	10,665
Benefits paid	(14,311)	(14,262)

Benefit obligation at the end of the year	$188,542	$180,204

Change in plan assets:
Fair value of plan assets at the beginning of the year	$130,465	$145,171
Actual return on plan assets	13,846	(3,185)
Company contributions	—	2,741
Benefits paid	(14,311)	(14,262)

Fair value of plan assets at the end of the year	$130,000	$130,465

Accrued benefit liability	$(58,542)	$(49,739)
Accumulated other comprehensive income	75,257	66,923

Net amount recognized	$16,715	$17,184

Actuarial assumptions as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Assumed discount rate	6.25%	6.75%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	8.0%	8.0%

There were no pension contributions in 2003. Pension contributions in 2002 totaling $2.7 million were funded through the issuance of Notes to Hillside. See Note 10.

The Company remains the plan sponsor of the Media Plan although it disposed of Media in November 1995. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media Plan that would be funded by Ampex. During 2003, Ampex recognized a liability of $7.5 million representing the probable amount of funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. Depending on actuarial and funding assumptions at December 31, 2003, the range of total payments required for Media from 2004 to 2010 is between $12.8 million and $20.6 million, exclusive of amounts expected to be reimbursed by Media. On an ongoing basis, the Company continues to assess its obligation under the Media Plan and additional obligations maybe recognized in the future based on that assessment. The determination of the obligation and expense for the Ampex pension plan and the amount to be funded under the Media Plan is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. The assumptions include, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. Certain of these assumptions are dependent on

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proposed legislation. The Media Plan’s projected benefit obligation and plan assets at fair value at December 31, 2003, were approximately $57.2 million and $37.6 million, respectively.

The Company’s defined benefit plan and the Media defined benefit plan participate in a Master Trust Agreement. Each plan has an undivided interest in the assets of the Master Trust, and ownership is represented by the proportionate dollar interest. In September 2002, the Company and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the management of substantially all of the Master Trust’s assets. As a result of this transition, changes were made to certain of the Trust’s investment managers to place a greater percentage of assets with managers having an active investment strategy as opposed to investment in broad index funds. Such changes were initiated to seek to limit volatility that had been experienced in recent years.

The Master Trust is invested in a diversified portfolio of cash and short-term securities, equity securities and debt securities, with the vast majority of investments under professional management. Company directed investments consist of cash, investments in limited partnerships that invest in distressed debt securities, equity securities of non-public companies and equity securities of the Company. The Trust does not invest in real estate or derivative securities. The Company and Hillside have established an asset allocation range where equity securities (including non-investment grade debt securities) comprise between 40% to 60% of invested plan assets, with investment grade debt securities comprising the balance of invested assets. Asset allocation percentages are designed to achieve the Trust’s long-term expected rate of return and to cushion the portfolio against adverse market swings that may be experienced in debt or equity markets. The amount of cash and short-term investments held by the Master Trust is based on the investment manager’s assessment of market conditions, amounts required to fund monthly benefit payments and plan expenses and capital commitments to investment partnerships. In addition, the Company and Hillside have established parameters in the selection of investment managers including historical track record, investment style and minimum dollar value of assets under management. Investment performance is evaluated over an investment cycle, measured against broad market indices that best reflect the particular managers’ investment strategy.

The weighted average percentage for each major category of plan assets as of the measurement dates at December 31, 2003 and December 31, 2002 is as follows:

	December 31,
	2003	2002
Equity securities	37%	15%
Debt securities	47%	61%
Cash and short-term investments	16%	24%

The market value of the Company’s equity securities held by the trust was $0.1 million and $0.3 million at December 31, 2003 and December 31, 2002, respectively.

The Company has assumed a long-term rate of return on the Trust’s assets of 8% per annum for 2003 and 2002 which is slightly less than the historical average rate of return realized over the past 12 years. While realized returns in 2003 exceeded the target rate, in recent years the fund has sustained negative returns or realized returns that have been below the target rate. However, the Company believes that a target rate of return of 8% is achievable when forecasting performance of a diversified portfolio of equity and debt securities over a long-term investment horizon. Future results may differ from this assumption and if significant differences affect historical returns over several years, the Company would adjust the rate of return assumption to reflect such changes.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected future benefit payments by the Company and Media are as follows:

Year	(in thousands)
2004	$17,058
2005	17,082
2006	17,236
2007	17,414
2008	17,751
2009-2013	91,743

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The components of the foreign pension expense were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Interest cost	$131	$111	$117

Net periodic pension cost	$131	$111	$117

The amounts included in the Consolidated Balance Sheets for the foreign plan are as follows:

	December 31,
	2003	2002
	(in thousands)
Actuarial present value of benefits:
Vested and total accumulated benefits	$2,454	$2,068

Projected benefit obligation	$(2,454)	$(2,068)
Remaining unrecognized net obligation (asset)	(17)	17

Accrued pension cost	$(2,471)	$(2,051)

Accrued benefit liability	$(2,471)	$(2,051)
Accumulated other comprehensive income	166	180

Net amount recognized	$(2,305)	$(1,871)

The following provides a reconciliation of benefit obligations of the foreign plan:

	December 31,
	2003	2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,068	$1,630
Interest cost	131	111
Actuarial gain/(loss)	(34)	93
Currency gain	407	304
Benefits paid	(118)	(70)

Benefit obligation at the end of the year	$2,454	$2,068

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial assumptions as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Assumed discount rate	5.50%	6.00%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	N/A	N/A

The expected future benefit payments of the foreign plan are as follows:

Year	(in thousands)
2004	$156
2005	163
2006	170
2007	176
2008	181
2009-2013	930

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. Certain of these assumptions are dependent on proposed legislation.

In accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the Company has recorded a cumulative minimum pension liability for the underfunded plans of $72.7 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2003. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders’ deficit. For 2003, 2002 and 2001, stockholders’ deficit was charged $8.3, $26.2 million and $20.7 million, respectively.

The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.2 million, $0.2 million and $0.4 million for the year ended December 31, 2003, 2002 and 2001, respectively.

Note 17—Royalty Income

In 2003 and 2001, the Company received and recognized payments in the amount of $5.4 and $3.5 million, respectively, attributable to negotiated settlements related to prior years’ sales of products by licensees. The royalties for 2002 and the balance of royalties recognized in 2003 and 2001 represent royalties for product shipments in the current period.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Restructuring Charges

Restructuring charges for the years ended December 31, 2003, 2002 and 2001 consist of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Provisions for vacated lease obligations	$3,098	$2,245	$2,000
Write-down of property, plant and equipment	—	—	451
Provisions for employee separation costs	—	—	1,014
Provisions for relocation	—	—	53

	$3,098	$2,245	$3,518

A reconciliation of the changes in the restructuring accounts is as follows:

	2003	2002
	(in thousands)
Balance at January 1	$3,000	$2,038
Accruals during the period	3,098	2,245
Payments made during the period	(1,348)	(1,283)

Balance at December 31	$4,750	$3,000

The Company recorded a net restructuring charge in 2003 and 2002 of $3.1 million and $2.2 million, respectively, as a result of a provision for future lease obligations, net of estimated sublease rental income on facilities in Redwood City, California. The Company recorded a net restructuring charge in 2001 of $3.5 million. The Company’s consolidation of facilities in Redwood City, California resulted in a total charge of $2.5 million including a $2.0 million provision for future lease obligations, net of estimated sublease rental income, $0.5 million for the write-off of leasehold improvements and $53 thousand in connection with relocation charges. The remaining $1.0 million restructuring charge represented costs associated with the elimination of approximately 86 U.S. positions in engineering, manufacturing and administration which were completed by year-end. At December 31, 2003, the Company had a $4.8 million remaining liability entirely related to the future lease obligations, net of estimated sublease rental income, on facilities in Redwood City. The lease obligations associated with the Company’s restructuring have not been discounted to present value.

Note 19—Income Taxes

Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$(8,884)	$(8,983)	$(9,272)
Foreign	(38)	(64)	(428)

	$(8,922)	$(9,047)	$(9,700)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit of) income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$(1,930)	$(1,000)	$—
State	(2,000)	(4,500)	(24)
Foreign	(238)	(1,154)	(31)
Foreign withholding taxes on royalty income	996	412	1,230

	(3,172)	(6,242)	1,175

Long-term:
State	—	—	—
Foreign	—	—	—

	—	—	—

	$(3,172)	$(6,242)	$1,175

The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2003, 2002, and 2001) to income (loss) from continuing operations before income taxes and the actual provision for income taxes was as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Federal income tax provision at statutory rate	$(2,955)	$(3,166)	$(3,395)
Domestic losses not benefited	2,942	3,144	3,245
Foreign losses not benefited	13	22	150
Rates in excess of U.S.	996	412	1,230
Reversal of prior years’ foreign, Federal, state and deferred income taxes	(4,164)	(6,713)	—
Other, net	(4)	59	(55)

	$(3,172)	$(6,242)	$1,175

During the year ended December 31, 2003 and 2002, the Company benefited from a non-cash reversal of reserves of $4.2 million and $6.7 million, respectively, provided on prior years’ foreign, Federal, state and deferred income taxes for years where the Company reached a proposed settlement with tax authorities or where years have been closed to audit or otherwise determined not to be required.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 2003 and 2002:

	December 31,
	2003	2002
	(in thousands)
Inventory basis differences	$1,758	$2,276
Restructuring reserves and other liabilities not yet deductible for tax purposes	27,477	21,599
Loss carryforwards	77,770	75,847
Property, plant and equipment
Basis differences	931	858
Credit from prior year’s minimum tax	1,191	1,191
Other	1,853	1,861
Less valuation allowance	(110,980)	(103,632)

Deferred tax liability	$—	$—

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company must assess the likelihood that it will be able to recover the deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. Since the Company has reported losses in recent years, it can not determine that it is probable that it will recover the deferred tax assets and accordingly has established a valuation allowance equal to such deferred tax assets.

In addition, the calculation of the Company tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company ultimately determine that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

As at December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of $197 million expiring in the years 2005 through 2023. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company’s ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company.

Note 20—Segment Reporting

The Company has two operating segments: high-performance mass data storage systems, instrumentation recorders and professional video recorders (“Recorders”) and licensing of intellectual property. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income or loss from continuing operations before income taxes excluding goodwill amortization and restructuring charges.

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Year Ended December 31, 2003
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$33,305	$10,054	$—	$43,359
Interest income	52	—	51	103
Interest expense	2,181	—	6,819	9,000
Depreciation, amortization and accretion	516	—	573	1,089
Segment income (loss)	4,424	8,421	(18,669)	(5,824)
Segment assets	29,111	—	6,086	35,197
Expenditures for segment assets	11	—	14	25

	Year Ended December 31, 2002
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$33,020	$3,969	$—	$36,989
Interest income	33	—	327	360
Interest expense	2,287	—	6,178	8,465
Depreciation, amortization and accretion	684	—	539	1,223
Segment income (loss)	2,021	3,011	(11,834)	(6,802)
Segment assets	23,004	—	6,335	29,339
Expenditures for segment assets	—	—	253	253

	Year Ended December 31, 2001
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$33,964	$12,056	$—	$46,020
Interest income	62	—	268	330
Interest expense	2,223	—	5,010	7,233
Depreciation, amortization and accretion	886	2	836	1,724
Segment income (loss)	(6,629)	11,410	(10,963)	(6,182)
Segment assets	24,821	—	14,352	39,173
Expenditures for segment assets	123	—	—	123

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Foreign Operations

The following table shows certain financial information relating to the Company’s operations in various geographical areas:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Total revenue:
United States	$41,161	$34,514	$42,683
Europe, Africa and the Middle East	1,753	1,943	3,030
Other foreign	2,421	2,145	2,332
Eliminations and corporate expenses	(1,976)	(1,613)	(2,024)

Total	$43,359	$36,989	$46,020

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Income (loss) from continuing operations before income taxes:
United States	$(8,869)	$(9,080)	$(9,085)
Europe, Africa and the Middle East	(36)	107	(278)
Other foreign	(17)	(74)	(337)

Total	$(8,922)	$(9,047)	$(9,700)

Loss from discontinued operations:
United States	$—	$—	$(17,254)

	Year Ended December 31,
	2003	2002
	(in thousands)
Identifiable assets:
United States	$18,385	$17,696
Europe, Africa and the Middle East	439	429
Other foreign	1,224	1,455
Eliminations and corporate assets	15,149	9,759

Total	$35,197	$29,339

Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company’s facilities and includes accounts receivable, inventories, other assets and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable and deferred financing fees at December 31, 2003 and 2002.

Note 22—Major Customers

The Company recorded revenue from one licensee and one customer, BAE, in 2003, which each individually accounted for more than 10% of the total revenue and collectively accounted for 29.3%. The Company recorded revenue from two customers in 2002, Lockheed Martin and ADIC, which each individually

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for more than 10% of the total revenue and collectively accounted for 28.0%. The Company recorded revenue from one licensee and one customer in 2001, which each individually accounted for more than 10% of the total revenue and collectively accounted for 24.8%.

Note 23—Subsequent Events

In March 2004, the Company received consent from the holders of its senior debt securities (i) to extend the maturity date of its Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which the Company is required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on its pension notes through December 31, 2006.

Additional Senior Notes in the amount of $3.5 million, representing accrued interest for the period August 15, 2003 to February 15, 2004, were issued in February 2004.

Note 24—Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

Fiscal 2003	(in thousands, except share and per share data)
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$8,630	$13,895	$10,176	$10,658
Operating income (loss)	402	5,163	1,832	(6,832)
Income (loss) from continuing operations	(1,932)	2,289	3,638	(9,745)
Net income (loss) applicable to common stockholders	(896)	3,320	4,612	11,165

Basic income (loss) per share from continuing operations	$(0.61)	$0.72	$1.11	$(2.73)
Basic inome (loss) per share applicable to common stockholders	$(0.28)	$1.04	$1.42	$3.13

Diluted income (loss) per share from continuing operations	$(0.61)	$0.62	$0.98	$(2.73)
Diluted income (loss) per share applicable to common stockholders	$(0.28)	$0.91	$1.24	$3.13

Fiscal 2002
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$9,985	$9,314	$9,001	$8,689
Operating income (loss)	1,220	1,582	(225)	(2,823)
Income (loss) from continuing operations	(1,308)	(671)	87	(913)
Net income (loss) applicable to common stockholders	(204)	348	1,126	117

Basic income (loss) per share from continuing operations	$(0.42)	$(0.22)	$0.03	$(0.29)
Basic income (loss) per share applicable to common stockholders	$(0.07)	$0.11	$0.36	$0.04

Diluted income (loss) per share from continuing operations	$(0.42)	$(0.22)	$0.02	$(0.29)
Diluted income (loss) per share applicable to common stockholders	$(0.07)	$0.11	$0.31	$0.04

AMPEX CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts	S-2

S-1

AMPEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions cost and expenses	Charges to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts:
December 31, 2001	$269	$(99)	$(16)	$(1)	$153
December 31, 2002	$153	$(42)	$—	$1	$112
December 31, 2003	$112	$25	$—	$—	$137

(1)	Includes transfers and reclassifications to other accounts, including any disposition of iNEXTV accounts receivable.
(2)	Includes write-offs and disposition of accounts receivable.

S-2

AMPEX CORPORATION

2003 FORM 10-K

EXHIBIT INDEX

Description

4.5	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008.

4.6	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes.

4.21	Sixth Amendment to Note Purchase Agreement dated as of March 2, 2004, among Data Systems, the Company and the several Note Purchasers named therein.

10.16	Third Amendment dated as of March 2, 2004 to the Hillside—Ampex/Sherborne Agreement dated December 1, 1994, as amended.

10.17	Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc.

10.21	Letter Agreement dated as of March 17, 2004, between Ampex Corporation and First Jeffson Corporation, relating to foreclosure under certain promissory notes and pledge agreements.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included in the signature page of this Report).

31.1	Chief Executive Officer certification pursuant to Rules 13a—14(a) and 15d—14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a—14(a) and 15d—14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.