Form 10-Q
period 2004-03-31
AMPEX CORP /DE/
filed 2004-05-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,642,517, and 85,500 shares were held in treasury. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended March 31, 2004

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,411	$14,023
Short-term investments	7,470	—
Accounts receivable (net of allowances of $51 in 2004 and $137 in 2003)	2,184	4,513
Inventories	6,357	6,343
Other current assets	3,873	4,366

Total current assets	27,295	29,245

Property, plant and equipment	4,661	4,825
Other assets	2,333	1,127

Total assets	$34,289	$35,197

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$138	$146
Accounts payable	1,514	1,511
Net liabilities of discontinued operations	1,087	1,076
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	19,194	23,956

Total current liabilities	23,233	27,989
Long-term debt	75,450	74,022
Other liabilities	66,216	63,802
Accrued restructuring costs	3,137	3,450
Net liabilities of discontinued operations	1,844	2,071

Total liabilities	169,880	171,334

Commitments and contingencies (Note 9)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value: Authorized: 69,970 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value: Authorized: 21,859 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—

Convertible preferred stock, $2,000 liquidation value: Authorized: 10,000 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value: Authorized: 898,171 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—
Common stock, $.01 par value:
Class A: Authorized: 175,000,000 shares in 2004 and in 2003 Issued and outstanding - 3,642,517 shares in 2004; 3,728,017 in 2003	36	37
Class C: Authorized: 50,000,000 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—
Other additional capital	454,395	454,394
Accumulated deficit	(518,506)	(518,578)
Accumulated other comprehensive income	(71,516)	(71,990)

Total stockholders’ deficit	(135,591)	(136,137)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$34,289	$35,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)
Royalty income	$1,661	$386
Product revenue	6,010	5,656
Service revenue	2,218	2,588

Total revenue	9,889	8,630

Intellectual property costs	803	245
Cost of product sales and service	4,043	4,216
Research, development and engineering	889	685
Selling and administrative	2,781	3,082

Total costs and operating expenses	8,516	8,228

Operating income	1,373	402

Equity in net gain of limited partnership	(1,220)	—
Interest expense	2,359	2,221
Amortization of debt financing costs	14	14
Interest income	(25)	(13)
Other (income) expense, net	6	10

Income (loss) before income taxes	239	(1,830)

Provision for income taxes	167	102

Net income (loss)	72	(1,932)

Benefit from extinguishment of mandatorily redeemable preferred stock	—	1,036

Net income (loss) applicable to common stockholders	72	(896)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	10

Comprehensive income (loss)	$70	$(886)

Basic and diluted income (loss) per share :
Income (loss) per share	$0.02	$(0.61)
Income (loss) per share applicable to common stockholders	$0.02	$(0.28)

Weighted average number of basic and diluted common shares outstanding	3,717,682	3,170,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$72	$(1,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	211	302
Accretion of interest expense	2,428	2,418
Equity in net gain of limited partnership	(1,220)	—
Periodic pension cost	472	118
Net loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	2,332	(1,803)
Inventories	(14)	307
Other assets	493	(667)
Accounts payable	(4)	422
Other accrued liabilities and income taxes payable	(4,749)	(535)
Accrued restructuring costs	(313)	(347)
Other liabilities	2,414	102

Net cash provided by (used in) continuing operations	2,125	(1,615)
Net cash used in discontinued operations	(216)	(286)

Net cash provided by (used in) operating activities	1,909	(1,901)

Cash flows from investing activities:
Purchases of short-term investments	(7,470)	—
Deferred gain on sale of assets	(13)	(13)
Additions to property, plant and equipment	(36)	(2)

Net cash used in continuing operations	(7,519)	(15)

Net cash used in investing activities	(7,519)	(15)

Cash flows from financing activities:
Repayments under debt agreements	(1,008)	(153)

Net cash used in continuing operations	(1,008)	(153)

Net cash used in financing activities	(1,008)	(153)

Effects of exchange rates on cash	6	(35)

Net decrease in cash and cash equivalents	(6,612)	(2,104)
Cash and cash equivalents, beginning of period	14,023	7,579

Cash and cash equivalents, end of period	$7,411	$5,475

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

On June 12, 2003, the Company effected a one-for-twenty reverse stock split of its Class A Common Stock. The number of outstanding shares was reduced from approximately 63.4 million to 3.2 million shares. Common share data and per share calculations for all prior periods included in the unaudited Consolidated Financial Statements and the Notes thereto, have been restated to reflect the impact of the one-for-twenty reverse stock split.

Liquidity

The Company has incurred significant losses in recent years, primarily with respect to discontinued operations, and its liquidity has been affected accordingly. The Company has limited liquidity with which to conduct its operations. Cash and short-term investments totaled $14.9 million at March 31, 2004, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by the Company’s licensing activities in excess of operating expenses and certain other expenses is required to be applied to reduce debt.

While the Company has recently restructured its senior debt to extend maturities and modify certain covenants that have improved the Company’s liquidity, it may be required to use substantial funds in litigation to enforce its patents. In addition, as discussed in Note 8, the Company has substantial pension contributions and pension related funding due in future periods that will require the Company to borrow additional funds from a related party, Hillside Capital Incorporated (“Hillside”), to meet these obligations. Our Management believes that the Company’s liquidity, coupled with its ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and ability to fund such pension contributions on our behalf, should be sufficient to satisfy the projected cash obligations through March 2005, but there can be no assurance in this regard.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2003 and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3 – Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with APB No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation.

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) applicable to common stockholders and basic and diluted income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$72	$(1,932)
Compensation expense, net of tax	(1)	(8)

Pro forma	$71	$(1,940)

Net income (loss) applicable to common stockholders:
As reported	$72	$(896)
Compensation expense, net of tax	(1)	(8)

Pro forma	$71	$(904)

Basic and diluted income (loss) per share:
Income (loss) per share, as reported	$0.02	$(0.61)
Income (loss) per share, pro forma	$0.02	$(0.61)
Income (loss) per share applicable to common stockholders, as reported	$0.02	$(0.28)
Income (loss) per share applicable to common stockholders, pro forma	$0.02	$(0.29)

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) and net income (loss) applicable to common stockholders for future years.

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2004	March 31, 2003
Expected life (years)	1.0	1.0
Risk-free interest rate	1.27%	3.28%
Expected volatility	3.19	1.47
Expected dividend yield	—	—

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 – Recent Pronouncements

In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51,” or FIN 46-R. FIN 46-R provides a deferral of FIN 46 for certain entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any interests in variable interest entities and the adoption of FIN 46-R is not expected to have a material impact on the Company’s financial position, cash flows or results of operations.

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

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128. “ EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company is currently in the process of evaluating the impact that the adoption of EITF Issue 03-6 will have on its financial position and results of operations.

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator
Net income (loss)	$72	$(1,932)

Net income (loss) applicable to common stockholders	$72	$(896)

Denominator
Weighted average common stock outstanding	3,718	3,171

Basic and diluted income (loss) per share	$0.02	$(0.61)

Basic and diluted income (loss) per share applicable to common stockholders	$0.02	$(0.28)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the three months ended March 31, 2003, the Company issued 21,480 shares of Common Stock to redeem 537 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange. As of October 30, 2003, the Company redeemed all of its outstanding shares of 8% Noncumulative Redeemable Preferred Stock by issuing shares of its Class A Common Stock. Accordingly, the Company issued 450,600 shares of Class A Common Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange.

Stock options to purchase 39,694 shares of Common Stock at prices ranging from $2.40 to $72.50 per share were outstanding at March 31, 2004, but were not included in the computation of diluted loss per share because they are anti-dilutive.

Stock options to purchase 126,208 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at March 31, 2003, but were not included in the computation of diluted loss per share because they are anti-dilutive.

Note 6 - Supplemental Schedule of Cash Flow Information

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Interest paid	$1,008	$59
Income taxes paid	938	9
Preferred stock (redemptions)	—	(1,074)

Income taxes paid in the three months ended March 31, 2004 includes $0.8 million representing payment to the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985.

Note 7 - Other Accrued Liabilities

	March 31,
	2004	2003
	(in thousands)
Compensation and employee benefit	$1,805	$2,087
Pension	9,384	10,841
Accrued pension contributions for Media Plan	2,079	2,953
Deferred revenue and customer deposits	4,160	5,236
Taxes	322	1,136
Warranty and other product costs	641	641
Interest payable	124	259
Environmental	100	100
Other	579	703

Total	$19,194	$23,956

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

It is anticipated that pension contributions due under the Company’s defined benefit plan and the Media defined plan totaling $11.5 million will be funded by Hillside in which case the Company would issue notes to Hillside in an equivalent amount. See Note 8.

Note 8 - Debt

	March 31, 2004	December 31, 2003
	(in thousands)
Notes Payable

Note payable - other	$138	$146

Total	$138	$146

Long-term Debt

Senior discount notes	$9,381	$9,757
Hillside notes payable	3,259	3,259
Senior notes	62,810	61,006

Total	$75,450	$74,022

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at March 31, 2004 of $0.1 million is expected to be paid or converted into shares of Common Stock.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside, who were members of a “group under common control” for purposes of the Employee

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Retirement Income Security Act (“ERISA”) entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company and/or Media are unable to do so. At the Company’s request, Hillside has made pension contributions totaling $4.0 million through March 31, 2004 and, in addition, Hillside has made pension contributions totaling $2.0 million on April 15, 2004. The Company has issued notes to Hillside in the amount of the pension contributions. The Company anticipates that due to our senior debt agreements, Hillside will be required to fund future contributions and such amounts are projected to be significant. In this event, the Company will issue additional Notes to Hillside. Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate, (effective rate of 6.75% at March 31, 2004). The Company granted to Hillside a security interest in Data Systems’ inventory and other assets as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

Senior Notes and Senior Discount Notes

In the first quarter of 2004, the Company restructured its outstanding 12% Senior Notes and Data Systems’ 20% Senior Discount Notes. The Senior Notes were exchanged for new 12% Senior Notes due 2008 and the due date of the Senior Discount Notes was extended from January 5, 2005 to January 5, 2006. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of Available Cash Flow of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, and proceeds of certain potential asset sales less certain debt and specified operating expenses and a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $30 million of Available Cash Flow during the three years ending December 31, 2006 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow received by the Company, and unpaid accrued interest is payable through the issuance of additional Notes or capitalized. From March 2002 to March 2004, Available Cash Flow totaled $5.0 million. For the three months ended March 31, 2004, interest incurred on the Senior Discount Notes and Senior Notes totaled $2.3 million. A cash payment in March 2004 of $1.0 million was applied against accrued interest on the Senior Discount Notes. For the three months ended March 31, 2003, interest incurred on the Senior Discount Notes and Senior Notes totaled $2.1 million. No cash payments were made on the Senior Notes during this period. Additional Senior Notes in the amount of $3.5 million, representing accrued interest for the period August 16, 2003 to February 15, 2004, were issued in February 2004. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 16, 2002 to February 15, 2003, were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security interest held by the Senior Discount Noteholders and no cash payments on the Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 - Commitments and Contingencies

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

The Company is the plan sponsor and is contingently liable to provide funding for plan benefits under a pension plan of a former affiliate, Media, which was sold in 1995. Presently the unfunded accumulated benefit liability is $19.6 million. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media Plan that would be funded by Ampex. Ampex recognized a liability of $7.5 million, of which $5.4 million was provided in the fourth quarter of 2003, representing the probable amount of estimated future funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. On an ongoing basis, the Company continues to assess its obligation under the Media Plan and additional obligations may be recognized in the future based on that assessment.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 - Preferred Stock

Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments. For the three months ended March 31, 2003, the Company issued 21,480 shares of its Common Stock to satisfy the quarterly redemption requirements. On October 2, 2003, the Company redeemed all remaining Redeemable Preferred Stock. The Company recognized a benefit from extinguishment of preferred stock to the extent that the face amount of the preferred stock redeemed exceeded the market price of the common stock issued.

Note 11 – Related Party Transactions

Equity Investment:

In the third quarter of 2003, the Company’s unrestricted investment subsidiary invested $1 million to acquire a 21.6% interest in a limited partnership that was formed by the Company and certain other institutional and individual investors, including the general partner which is controlled by Ampex’s CEO, to purchase shares of 4imprint Group plc, a publicly-held British promotional products company. Ampex’s CEO, Edward Bramson, acquired shares in the products company in concert with the limited partnership. The Board of Directors of the Company determined that the terms of the Company’s investment were at least as favorable as the terms afforded to unrelated investors. Mr. Bramson serves as the temporary, non-executive Chairman of the Board of the products company. Mr. Bramson has assigned to Ampex all compensation he may receive as a non-executive board member.

The Company uses the equity method of accounting for its interest in the limited partnership. At March 31, 2004, the investment included in the caption “Other Assets” on the Consolidated Balance Sheets totaled $1.7 million.

The limited partnership accounted for its interest in the products company using the equity method of accounting. In the three months ended March 31, 2004, the partnership reported a net gain of $5.6 million. The Company’s pro rata share of the net gain totaled $1.2 million and is included in “Equity in Net Gain of Limited Partnership” in the Consolidated Statements of Operations and Comprehensive Loss. In addition, the Company realized fees of $0.3 million from other investors on the distribution of profits from the Company’s investment partnership, which were netted against Selling and Administrative Expenses.

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of March 31, 2004 and for the three months then ended (in thousands):

Balance Sheet Data:

Total assets	$9,104
Total liabilities	$3
Total partners’ capital	$9,101

Earnings Data:

Loss from operations	$(8)
Equity in net loss of products company	$(115)
Gain on sale of stock of products company	$5,772

Net gain	$5,649

The gain on sale of stock of the products company resulted from the sale of 62.4% of the shares held by the partnership. Proceeds from the sale of such shares were received by the partnership and distributed to partners in April 2004. The Company’s pro rata share of such proceeds totaled $1.7 million. Total assets of the partnership include 1.9 million shares of the products company which have a carrying value of $1.2 million and fair market value of $4.9 million.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Transaction:

In 1995, 1996 and 1997, the Company sold shares of its Class A Common Stock to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid part in cash and part with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares has been substantially less than the principal amount of the notes. In 2002, FJC advised the Company that there could be no assurance that it would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company intends to cancel shares received from FJC and has excluded them from shares outstanding at March 31, 2004. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

Note 12 - Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2003	$(72,716)	$726	$(71,990)
Current period change	472	2	474

March 31, 2004	$(72,244)	$728	$(71,516)

Note 13 - Income Taxes

As at December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of $197 million expiring in the years 2005 through 2023. As a result of the financing transactions that were completed in April 1994 and February 1995, the Company’s ability to utilize its net operating losses and credit carryforwards as an offset against future consolidated federal income tax liabilities will be restricted in its application, which will result in a material amount of the net operating loss never being utilized by the Company. The provision for income taxes for the three months ended March 31, 2004 and 2003 consisted primarily of withholding taxes on royalty income.

Note 14 - Segment Reporting

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Three Months Ended March 31, 2004
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$8,228	$1,661	$—	$9,889
Interest income	19	—	6	25
Interest expense	490	—	1,869	2,359
Depreciation, amortization and accretion	104	—	107	211
Segment income (loss)	1,492	858	(2,278)	72
Segment assets	28,708	—	5,581	34,289
Expenditures for segment assets	28	—	8	36

	Three Months Ended March 31, 2003
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$8,244	$386	$—	$8,630
Interest income	10	—	3	13
Interest expense	585	—	1,636	2,221
Depreciation, amortization and accretion	152	—	150	302
Segment income (loss)	1,221	141	(3,294)	(1,932)
Segment assets	25,079	—	4,058	29,137
Expenditures for segment assets	2	—	—	2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “2003 Form 10-K”).

Common Shares

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

Licensing Revenue and Product Groups

We have two operating segments: (1) high-performance mass data storage systems, instrumentation recorders and professional video products made by Data Systems; and (2) licensing of intellectual property by Ampex. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 14 of Notes to Unaudited Consolidated Financial Statements.

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

The following table shows licensing revenue, sales of Data Systems’ products by product group and service revenue on Data Systems’ products for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	(in millions)
	2004	2003
Ampex Corporation
Licensing revenue	$1.7	$0.4
Ampex Data Systems Corporation
Mass data storage tape drives and library systems	1.2	2.9
Data acquisition and instrumentation recorders	4.2	2.0
Service revenue	2.2	2.6
Other	0.6	0.7

Total net product and service revenues	$8.2	$8.2

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Product and Service Revenue. Total product and service revenue was $8.2 million in the three months ended March 31, 2004 and 2003. The increased data acquisition and instrumentation recorder systems revenue was attributable to an increase in the volume of these products sold to government agencies and defense contractors, which are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. This market has experienced an increase in activity in recent years as additional funding has been granted for intelligence gathering programs. There can be no assurance that this increased spending will continue beyond 2004. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future. The increased revenue from sales of data acquisition and instrumentation recorders was offset by lower revenue from sales of our mass data storage tape drives and library systems and lower service revenue. These decreases were due to a decline in the volume of these products sold to professional broadcast customers.

Our backlog of firm orders was $6.8 million at March 31, 2004 compared to $3.9 million at March 31, 2003. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods.

Royalty Income. Royalty income was $1.7 million in the three months ended March 31, 2004 compared to $0.4 million in the three months ended March 31, 2003. Our royalty income is derived from licenses of our patents. We receive most of our royalty income from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. The increase in royalty income between the comparison periods is a result of ongoing payments as a percentage of the sales price of product sales under license agreements completed in June 2003 with two companies authorizing their use of our patents in the manufacture of videotape recorders, including digital camcorders. Sales of licenses’ products are beyond our control and, accordingly, we cannot predict whether this increase will be sustained in future periods.

Certain license agreements have recently expired and our patents covering analog VCRs have expired which has caused the decline in royalty income from levels realized in prior years. We are negotiating with former licensees terms by which we may extend the license of our intellectual property. In order for us to attain levels of royalty income realized in prior years, it will be necessary for us to successfully conclude additional licensing negotiations with manufacturers of digital camcorders, digital still cameras, DVDs and/or other consumer products. Our digital patents have historically not been licensed for use in many of these products and there can be no assurance that negotiations will be successful. We have recently negotiated our first license for DVD recorders with a multi-billion dollar Japanese manufacturer of consumer electronic products. They expect to begin production later this year of certain new products that will use our patents. Since these products have not been marketed, it is not possible to forecast the revenue impact on Ampex. Also, we are in advanced negotiations with one of the largest manufacturers of digital still cameras for our first patent license in this market, but we are at present far apart on financial terms. While we hope to arrive at a satisfactory agreement, we may be required to pursue litigation if negotiations are not successful.

Gross Profit. Gross profit represents product and service revenue less cost of product sales and service. Gross profit as a percentage of net product and service revenue was 50.9% in the three months ended March 31, 2004 compared to 48.9% in the three months ended March 31, 2003. Our gross profit percentages fluctuate based on a number of factors including the volume of systems revenue, product mix and level of service revenues. The increase in the gross profit percentage in 2004 when compared to 2003 was due in large part to the increase in data acquisition and instrumentation recorders, which generate higher margins than margins earned on mass data storage tape drives and library systems.

Intellectual Property Costs. Intellectual property costs relate to those expenditures incurred by our in-house patent department in procuring royalty income. During the three months ended March 31, 2004, we incurred certain legal costs in preparation for possible future patent enforcement litigation. The costs of patent litigation can be material. If we pursue litigation as a strategy to enforce our patents, we would deplete a substantial portion of our cash and short-term investments. The institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $2.8 million (28.1% of total revenue) in the three months ended March 31, 2004 from $3.1 million (35.7% of total revenue) in the three months ended March 31, 2003. Selling and administrative costs decreased in 2004 compared to 2003 due in part to fees of $0.3 million realized from other investors on the distribution of profits from our investment partnership.

Research, Development and Engineering Expenses. Research, development and engineering expenses represented 9.0% and 7.9% of total revenue in the three months ended March 31, 2004 and 2003, respectively. We do not capitalize any RD&E expenditures. The increase in RD&E expenditures during 2004 is due primarily to costs incurred to produce engineering prototypes of the new ruggedized disk and solid-state memory-based data acquisition recorders. Such costs are expected to decline once these products have been commercialized. In recent years, we have decreased the amount spent in research, development and engineering programs due to declining product revenue levels. We may be required to make additional cuts in RD&E spending if Data Systems’ sales decline significantly from current levels.

Operating Income. We reported operating income of $1.4 million in the three months ended March 31, 2004 compared to $0.4 million in the three months ended March 31, 2003. The increase in operating income in 2004 was primarily as a result of the factors discussed above under “Royalty Income.”

Equity in Net Gain of Limited Partnership. We account for our interest in an investment limited partnership under the equity method of accounting. During the quarter ended March 31, 2004, the partnership sold 62.4% of the shares that it held of a publicly-held, British promotional products company. Our share of the gain amounted to $1.2 million. See Note 11 to Notes to Unaudited Consolidated Financial Statements.

Interest Expense. Interest expense increased in the three months ended March 31, 2004 to $2.4 million, of which $1.0 million was paid in cash, compared to $2.2 million in the three months ended March 31, 2003. There was no cash interest payment made in the three months ended March 31, 2003. The balance of interest expense not paid in cash was capitalized and added to the principal balance of the Senior Discount Notes or the Senior Notes. Interest expense in future years may increase due to the capitalization of interest on our indebtedness not paid in cash from Available Cash Flow as well as from additional notes issued to Hillside in the event they make future years’ pension contributions.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net. In the three months ended March 31, 2004 and 2003, other income (expense), net consists primarily of foreign currency transaction gains and losses resulting from our foreign operations.

Provision for Income Taxes. The provisions for income taxes in the three months ended March 31, 2004 and 2003 consisted primarily of foreign income taxes and withholding taxes on royalty income. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2003, we had net operating loss carry forwards for income tax purposes of $197 million, expiring in the years 2005 through 2023. As a result of financing transactions that were completed in 1994 and 1995, we are limited in the amount of net operating loss carry forwards that can offset consolidated Federal taxable income in a given year. We derive pretax foreign income from our international operations, which are conducted principally by our foreign subsidiaries. In addition, our royalty income is subject, in certain cases, to foreign tax withholding. Such income is taxed by foreign taxing authorities, and our domestic interest and amortization expenses and operating loss carry forwards are not deductible in computing such foreign taxes. Effective July 1, 2004 the new US/Japanese tax treaty will eliminate withholding taxes on royalty payments, therefore eliminating withholding taxes that would otherwise be payable.

Net Income (Loss). We reported net income of $0.1 million in the three months ended March 31, 2004 compared to a net loss of $1.9 million in the three months ended March 31, 2003, primarily as a result of the factors discussed above.

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. We issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares were valued at $50.00 each ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the three months ended March 31, 2003 of $1.0 million. In October 2003, we redeemed all remaining Redeemable Preferred Stock.

Other Comprehensive Income (Loss). In the three months ended March 31, 2004 and 2003, other comprehensive income (loss) consists of foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing income or income from continuing operations for the three months ended March 31, 2004 and 2003.

Liquidity and Capital Resources

General. We have incurred significant losses in recent years, primarily with respect to discontinued operations, and our liquidity has been affected as a result. We have limited liquidity with which to conduct our operations. Cash and marketable securities totaled $14.9 million at March 31, 2004, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by our licensing activities in excess of operating expenses and certain other expenses is to be applied to reduce debt. We have restructured and extended the maturity date of our long-term senior debt, discontinued unprofitable Internet video operations in 2001 and borrowed funds from a former affiliate in order to make required contributions to our employee retirement pension plan. We have also significantly restructured and down-sized the operations of Data Systems in order for that business to be profitable at current sales levels. Management currently believes that our cash balances, coupled with anticipated royalty collections under licensing agreements presently in effect, as well as our ability to borrow pension contributions from a former affiliate, Hillside, should be sufficient to satisfy all projected cash obligations through March 2005.

Our expectations as to our cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, and our ability to borrow significant pension contributions due in future years from Hillside many of which are beyond our control. If we experience a decrease in demand for our products or anticipated royalty income or if Hillside is unable to fund pension contributions on our behalf we may be required to further reduce expenditures, borrow additional funds, seek to raise additional equity, or take additional actions as we deem appropriate. There can be no assurance that we will be successful in these efforts, the failure of which may have a material adverse effect on our ability to achieve our intended business objectives. The risk factors discussed elsewhere in this Report describe uncertainties that could have an adverse effect on our liquidity and capital resources.

Senior Debt. As of March 31, 2004 we had outstanding approximately $75.5 million of total borrowings, which includes approximately $62.8 million under our 12% Senior Notes due 2008, $9.4 million under our 20% Senior Discount Notes due 2006 and $3.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets, including future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million for plan year 2003 and $2.8 million for plan year 2004 are projected to be paid in 2004. Hillside has funded the April 15, 2004 pension contribution due of $2.0 million and it is anticipated that Hillside will fund other scheduled contributions as they become due. In that event we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amounts of our outstanding debt.

As recently amended, the Senior Notes require that we generate a minimum of $30 million of Available Cash Flow (as defined) during the five-year period ending December 31, 2006. From March 2002 to March 2004, we have generated $5 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Note holders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition and our ability to achieve our intended business objectives.

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

Cash Flow. We generated cash from continuing operating activities totaling $2.1 million in the three months ended March 31, 2004. We used cash from continuing operating activities totaling $1.6 million in the three months ended March 31, 2003. Cash used by discontinued operations totaled $0.2 million in the three months ended March 31, 2004 and $0.3 million in the three months ended March 31, 2003.

Pursuant to an agreement between us, Hillside and certain other parties, dated November 22, 1994, Hillside is obligated to fund pension contributions in the event we are unable to do so. At our request, Hillside has made five pension contributions totaling $4.0 million through March 31, 2004, evidenced by Notes issued by us in the amount of the pension contributions. The Notes are secured by a lien on Data Systems’ inventories. Estimated pension contributions totaling $10.7 million due in 2004 have been computed using actuarial assumptions presently in effect and reflect recent legislation that provided relief to underfunded plans. Hillside funded the April 15, 2004 pension contribution due of $2.0 million and it is anticipated that Hillside will fund other scheduled contributions as they become due. In this event, we would issue additional notes to Hillside in an equivalent amount. Under the terms of the notes, accrued interest is payable quarterly and a principal payment of $150,000 is due on the first anniversary of each note, with the remainder due on the fourth anniversary of the notes. In 2003, principal repayments of $300,000 were made on the Hillside Notes. Pursuant to amendments to our senior debt agreements in 2004, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. In September 2002, Ampex and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the management of substantially all of the pension plan’s assets.

Off-Balance Sheet Arrangements. During the three months ended March 31, 2004 and 2003, we did not have any off-balance sheet arrangements, other than operating leases as disclosed under Contractual Obligations set forth in the 2003 Form 10-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the three months ended March 31, 2004, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2003 Form 10-K, except for the issuance of additional Senior Notes to capitalize interest expense for August 16, 2003 to February 15, 2004 in the amount of $3.5 million and a reduction, based on an actuarial computation, in required current year pension contributions from $13.9 million estimated at December 31, 2003 to $11.5 million estimated at March 31, 2004. The reduction in the current year pension liability has been added to long-term pension liability.

Recent Pronouncements

In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51,” or FIN 46-R. FIN 46-R provides a deferral of FIN 46 for certain entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not have any interests in variable interest entities and the adoption of FIN 46-R is not expected to have a material impact on our financial position, cash flows or results of operations.

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

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We are currently in the process of evaluating the impact that the adoption of EITF Issue 03-6 will have on our financial position and results of operations.

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

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and the results of our corporate patent licensing division. In the three months ended March 31, 2004, we generated operating income and net income. In the three months ended March 31, 2003, we generated operating income but due to Interest Expense we reported a net loss. In 2002 and 2001, we reported an operating loss and net loss. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2006 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance which will increase our interest expense in future periods.

Although Data Systems reported operating income and net income in the three months ended March 31, 2004 and in 2003 and 2002, its business is dependent on the funding of government defense programs, which we believe will come under increased pressure in the future. Revenues from our licensing operations in the three months ended March 31, 2004 improved over the comparable period in 2003 and we continue to attempt to negotiate new license agreements for use of our patents in digital camcorders as well as in digital cameras, DVDs and other consumer products not previously licensed by us. We have recently negotiated our first license for DVD recorders with a multi-billion dollar Japanese manufacturer of consumer electronic products. They expect to begin production later this year of certain new products that will use our patents. Since these products have not been marketed, it is not possible to forecast the revenue impact on Ampex. Also, we are in advanced negotiations with one of the largest manufacturers of digital still cameras for our first patent license in this market, but we are at present far apart on financial terms. While we hope to arrive at a satisfactory agreement, we may be required to pursue litigation if negotiations are not successful. Even if we are successful, there can be no assurance that licensing revenues will attain levels comparable to prior years or levels sufficient to repay our debt.

Accordingly, there is a material risk that we may not continue to be profitable in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above and the other Risk Factors included in this section.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Our cash and short-term investments totaled $14.9 million at March 31, 2004, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by our licensing activities in excess of operating expenses and certain other expenses is to be applied to reduce debt.

While we have recently restructured our senior debt to extend maturities and modify certain covenants that have improved our liquidity, we may be required to use our funds in litigation to enforce our patents. Our Management believes that our liquidity, coupled with our ability to borrow pension contributions from Hillside Capital Incorporated, (“Hillside”), a member of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), should be sufficient to satisfy our projected cash obligations through March 2005, but there can be no assurance in this regard. If Hillside is unable to fund future pension contributions our financial position could be materially and adversely affected.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of March 31, 2004 we had outstanding approximately $75.5 million of total borrowings, which includes approximately $62.8 million under our 12% Senior Notes due 2008, $9.4 million under our 20% Senior Discount Notes due 2006 and $3.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million for plan year 2003 and $2.8 million for plan year 2004 are projected to be paid in 2004 and significant contributions are projected to be required over the next several years which may total as high as $81 million. The determination of our obligation is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Hillside funded the April 15, 2004 pension contribution due of $2.0 million and it is anticipated that Hillside will fund other scheduled contributions as they become due. In that event, we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amount of our outstanding debt.

As recently amended, the Senior Notes require that we generate a minimum of $30 million of Available Cash Flow (as defined) during the five-year period ending December 31, 2006. From March 2002 to March 2004, we have generated $5 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

We are the plan sponsor and are contingently liable to provide funding for plan benefits under a pension plan of a former affiliate, Media, which was sold in 1995. Presently the unfunded accumulated benefit liability is $19.6 million. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. We recognized a liability of $7.5 million, of which $5.4 million was provided in the fourth quarter of 2003, representing the probable amount of estimated future funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. On an ongoing basis, we continue to assess our obligation under the Media Plan and additional obligations may be recognized in the future based on that assessment.

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

We expect that our cash balances and cash flow from operations as well as our ability to borrow pension contributions from Hillside, a former affiliate, will be sufficient to fund anticipated operating expenses, capital expenditures and our debt service requirements as they become due, at least through March 2005. However, we cannot assure you that the amounts available from these sources will be sufficient for such purposes in future periods. Also, we cannot assure you that additional sources of funding will be available if we need them or, if available, will be on satisfactory terms. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

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

Risks Associated With Acquisition Strategy

We are not currently seeking to make any acquisitions of a controlling interest in new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. In 2003, our unrestricted subsidiary invested $1 million to acquire a minority interest in a private investment limited partnership that has purchased common shares of a British promotional products company. Our CEO, Edward Bramson, acquired shares in this company in concert with the limited partnership and he controls the corporate general partner of the limited partnership. Mr. Bramson has been appointed the temporary, non-executive Chairman of the Board of the British company. See Note 11 of Notes to unaudited Consolidated Financial Statements elsewhere herein. We may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment in a limited partnership that holds shares in a publicly-held British promotional products company, and which we account for under the equity method. During the quarter ended March 31, 2004, the limited partnership sold 62.4% of its holdings. See Note 11 of Notes to Unaudited Consolidated Financial Statements. There has been no other material change to the disclosure made in the 2003 Form 10-K.

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

There were no changes in our internal control over financial reporting identified in the evaluation described above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 2004, we had an accrued liability of $0.4 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition or cash flow or results of operations or material to investors.

While we believe that we are generally in compliance with all applicable environmental laws and regulations or have plans to bring operations into compliance, it is possible that we will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because we conduct our business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on our business, operating results, financial condition or cash flow. There can be no assurance that we will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ampex did not sell any securities during the first fiscal quarter of 2004 that were not registered under the Securities Act of 1933.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	—		—	—	—
February 1-29, 2004	—		—	—	—
March 1-31, 2004	85,500	(1)	$1.80	—	—

Total	85,500		$1.80	—	—

(1)	On March 17, 2004, Ampex foreclosed on two promissory notes previously issued to Ampex by First Jeffson Corporation (“FJC”), an affiliated corporation controlled by our CEO, Edward J. Bramson. In connection with the foreclosure, Ampex acquired 85,500 shares of Class A Common Stock, with a market value of $1.80 per share, and $12,600 in cash, all of which represented substantially all of FJC’s assets.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors that were implemented since Ampex last provided such disclosure in its 2004 Proxy Statement, dated April 29, 2004.

ITEM 6(a). EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6(a).

ITEM 6(b). REPORTS ON FORM 8-K

During our fiscal quarter ended March 31, 2004, we filed the following reports on Form 8-K:

(i)	Current Report on Form 8-K dated April 1, 2004, attaching our earnings release for the year ended December 31, 2003, including related financial statements, under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: May 14, 2004	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: May 14, 2004	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2004

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