Form 10-Q
period 2004-06-30
AMPEX CORP /DE/
filed 2004-08-13
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,642,517. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended June 30, 2004

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,907	$14,023
Short-term investments	7,487	—
Accounts receivable (net of allowances of $116 in 2004 and $137 in 2003)	3,645	4,513
Inventories	6,594	6,343
Other current assets	2,396	4,366

Total current assets	27,029	29,245
Property, plant and equipment	4,500	4,825
Other assets	956	1,127

Total assets	$32,485	$35,197

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$137	$146
Accounts payable	2,750	1,511
Net liabilities of discontinued operations	1,102	1,076
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	16,866	23,956

Total current liabilities	22,155	27,989
Long-term debt	79,641	74,022
Other liabilities	65,253	63,802
Accrued restructuring costs	2,785	3,450
Net liabilities of discontinued operations	1,661	2,071

Total liabilities	171,495	171,334

Commitments and contingencies (Note 10)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—

Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2004 and in 2003 Issued and outstanding -3,642,517 shares in 2004; 3,728,017 in 2003	36	37
Class C:
Authorized: 50,000,000 shares in 2004 and in 2003 Issued and outstanding - none in 2004 and in 2003	—	—
Other additional capital	454,408	454,394
Accumulated deficit	(522,365)	(518,578)
Accumulated other comprehensive income	(71,089)	(71,990)

Total stockholders’ deficit	(139,010)	(136,137)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$32,485	$35,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)
Licensing revenue	$1,441	$5,572	$3,102	$5,958
Product revenue	5,367	5,927	11,377	11,583
Service revenue	2,105	2,396	4,323	4,984

Total revenue	8,913	13,895	18,802	22,525

Intellectual property costs	2,139	346	2,942	591
Cost of product sales and service	4,497	4,276	8,540	8,492
Research, development and engineering	942	945	1,831	1,630
Selling and administrative	3,053	3,165	5,834	6,247

Total costs and operating expenses	10,631	8,732	19,147	16,960

Operating income (loss)	(1,718)	5,163	(345)	5,565

Interest expense	2,419	2,280	4,778	4,501
Amortization of debt financing costs	14	14	28	28
Interest income	(33)	(16)	(58)	(29)
Other (income) expense, net	(2)	23	4	33

Income (loss) before income taxes and equity in net gain of limited partnership	(4,116)	2,862	(5,097)	1,032

Provision for income taxes	81	573	248	675
Equity in net gain of limited partnership	(338)	—	(1,558)	—

Net income (loss)	(3,859)	2,289	(3,787)	357

Benefit from extinguishment of mandatorily redeemable preferred stock	—	1,031	—	2,067

Net income (loss) applicable to common stockholders	(3,859)	3,320	(3,787)	2,424

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46	3	44	13

Comprehensive income (loss)	$(3,813)	$3,323	$(3,743)	$2,437

Basic and diluted income (loss) per share :
Income (loss) per share	$(1.06)	$0.57	$(1.03)	$0.00
Income (loss) per share applicable to common stockholders	$(1.06)	$0.89	$(1.03)	$0.46

Weighted average number of basic and diluted common shares outstanding	3,642,517	3,195,127	3,680,099	3,182,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,787)	$357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	408	576
Accretion of interest expense	4,628	4,351
Equity in net gain of limited partnership	(1,558)	—
Periodic pension cost	945	234
Net loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	836	(1,116)
Inventories	(251)	698
Other assets	3,671	(2,676)
Accounts payable	1,248	(29)
Other accrued liabilities and income taxes payable	(7,074)	486
Accrued restructuring costs	(665)	(695)
Other liabilities	1,461	347

Net cash provided by (used in) continuing operations	(136)	2,533
Net cash used in discontinued operations	(384)	(474)

Net cash provided by (used in) operating activities	(520)	2,059

Cash flows from investing activities:
Purchases of short-term investments	(7,487)	—
Deferred gain on sale of assets	(25)	(25)
Additions to property, plant and equipment	(61)	(9)

Net cash used in continuing operations	(7,573)	(34)

Net cash used in investing activities	(7,573)	(34)

Cash flows from financing activities:
Borrowings under debt agreements	1,991	—
Repayments under debt agreements	(1,009)	(159)
Debt repayment commitment reflected as restricted cash	—	(3,000)
Proceeds from foreclosure of shareholders notes	13	—
Proceeds from issuance of common stock	—	145

Net cash provided by (used in) continuing operations	995	(3,014)

Net cash provided by (used in) financing activities	995	(3,014)

Effects of exchange rates on cash	(18)	(121)

Net decrease in cash and cash equivalents	(7,116)	(1,110)
Cash and cash equivalents, beginning of period	14,023	7,579

Cash and cash equivalents, end of period	$6,907	$6,469

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

Liquidity

The Company has incurred significant losses in recent years, primarily with respect to discontinued operations, and its liquidity has been affected accordingly. The Company has limited liquidity with which to conduct its operations. Cash and short-term investments totaled $14.4 million at June 30, 2004, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by the Company’s licensing activities in excess of operating expenses and certain other expenses, including patent litigation costs, is required to be applied to reduce debt.

As previously reported, the Company has instituted litigation with the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware against certain manufacturers of digital still cameras and cellular phones equipped with digital image storage and retrieval capabilities for unauthorized use of the Company’s intellectual property. The Company has spent substantial funds during the last six months in connection with these suits, and it will be required to spend substantial additional funds if these suits ultimately go to trial and are not resolved through negotiations. Furthermore, the Company may decide to enforce its patents by instituting additional litigation against other manufacturers of digital still cameras and other products where its technology is being used if licensing agreements are not completed in the near future. See Note 10.

The Company has recently restructured its senior debt to extend maturities and modify certain covenants that have improved the Company’s liquidity. In addition, as discussed in Note 9, the Company has substantial pension contributions and pension related funding due in future periods that will require the Company to borrow additional funds from a related party, Hillside Capital Incorporated (“Hillside”), to meet these obligations. Our Management believes that the Company’s liquidity, coupled with its ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and ability to fund such pension contributions on our behalf, should be sufficient to satisfy the projected cash obligations through June 2005, but there can be no assurance in this regard.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s expectations as to its cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions and the ability to borrow significant pension contributions due in future years from Hillside, many of which are beyond the Company’s control. If the Company experiences a decrease in demand for its products or anticipated licensing revenue, the Company may be required to further reduce expenditures, borrow additional funds, or seek to raise additional equity. There can be no assurance that the Company will be successful in these efforts, the failure of which may have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3 – Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with APB No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation.”

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(3,859)	$2,289	$(3,787)	$357
Less preferred dividend ascribed, but not declared	—	(472)	—	(357)
Compensation expense, net of tax	(51)	(5)	(52)	(14)

Pro forma	$(3,910)	$1,812	$(3,839)	$(14)

Net income (loss) applicable to common stockholders:
As reported	$(3,859)	$3,320	$(3,787)	$2,424
Less preferred dividend ascribed, but not declared	—	(472)	—	(966)
Compensation expense, net of tax	(51)	(5)	(52)	(14)

Pro forma	$(3,910)	$2,843	$(3,839)	$1,444

Basic and diluted income (loss) per share:
Income (loss) per share, as reported	$(1.06)	$0.57	$(1.03)	$0.00

Income (loss) per share, pro forma	$(1.07)	$0.57	$(1.04)	$0.00

Income (loss) per share applicable to common stockholders, as reported	$(1.06)	$0.89	$(1.03)	$0.46

Income (loss) per share applicable to common stockholders, pro forma	$(1.07)	$0.89	$(1.04)	$0.45

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) and net income (loss) applicable to common stockholders for future years.

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Expected life (years)	1.0	1.0	1.0	1.0
Risk-free interest rate	1.18%	1.27%	1.18%	1.27%
Expected volatility	247%	319%	247%	319%
Expected dividend yield	—	—	—	—

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS 150 effective June 15, 2003. The adoption of SFAS 150 had no impact on the Company’s financial position, cash flows or results of operations.

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128. “ EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company has adopted EITF Issue 03-6 and has restated previously reported earnings per share for the effect of this pronouncement.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its consolidated results of operations.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 – Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator
Net income (loss)	$(3,859)	$2,289	$(3,787)	$357
Less preferred dividends ascribed, but not declared	—	(472)	—	(357)

Undistributed net income (loss)	$(3,859)	$1,817	$(3,787)	$-

Net income (loss) applicable to common stockholders	$(3,859)	$3,320	$(3,787)	$2,424
Less preferred dividends ascribed, but not declared	—	(472)	—	(966)

Undistributed net income (loss) applicable to common stockholders	$(3,859)	$2,848	$(3,787)	$1,458

Denominator
Weighted average common stock outstanding	3,643	3,195	3,680	3,183

Basic and diluted income (loss) per share	$(1.06)	$0.57	$(1.03)	$0.00

Basic and diluted income (loss) per share applicable to common stockholders	$(1.06)	$0.89	$(1.03)	$0.46

The basic income (loss) per share and basic income (loss) per share applicable to common stockholders are calculated by deducting dividends ascribed to preferred stockholders of 8% per annum, to the extent that income is available, even though preferred stock dividends have not been declared pursuant to the two-class method. Diluted income (loss) per share and diluted income (loss) per share applicable to common stockholders is computed using the “as if” converted method if such method results in additional dilution.

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

Stock options to purchase 232,773 shares of Common Stock at prices ranging from $1.15 to $72.50 per share were outstanding at June 30, 2004, but were not included in the computation of diluted loss per share because they are anti-dilutive.

Stock options to purchase 79,226 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at June 30, 2003, but were not included in the computation of diluted loss per share because they are anti-dilutive.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 - Supplemental Schedule of Cash Flow Information

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Interest paid	$1,120	$113
Income taxes paid	996	64
Preferred stock (redemptions)	—	(1,074)

Income taxes paid in the six months ended June 30, 2004 includes $0.8 million representing payment to the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985.

Note 7 - Inventories

	June 30,	December 31,
	2004	2003
	(in thousands)
Raw materials	$2,914	$1,785
Work in process	2,578	3,327
Finished goods	1,102	1,231

Total	$6,594	$6,343

Note 8 - Other Accrued Liabilities

	June 30,	December 31,
	2004	2003
	(in thousands)
Compensation and employee benefit	$1,945	$2,087
Pension	8,796	10,841
Accrued pension contributions for Media Plan	1,762	2,953
Deferred revenue and customer deposits	2,795	5,236
Taxes	97	1,136
Warranty and other product costs	615	641
Interest payable	288	259
Other	468	703
Environmental	100	100

Total	$16,866	$23,956

It is anticipated that pension contributions due in the next twelve months under the Company’s defined benefit plan and the Media defined benefit plan totaling $10.6 million will be funded by Hillside, in which case the Company would issue notes to Hillside in an equivalent amount. See Note 10.

Note 9 - Debt

	June 30,	December 31,
	2004	2003
	(in thousands)
Notes Payable
Note payable - other	$137	$146

Total	$137	$146

Long-term Debt
Senior discount notes	$9,725	$9,757
Hillside notes payable	5,250	3,259
Senior notes	64,666	61,006

Total	$79,641	$74,022

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at June 30, 2004 of $0.1 million is expected to be paid or converted into shares of Common Stock.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside, who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into certain agreements in connection with the reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”), relating to the pension plans of the Company and of its former Media subsidiaries, which are substantially underfunded. Pursuant to these agreements, Hillside is obligated to fund pension contributions in the event the Company and/or Media are unable to do so. At the Company’s request, Hillside has made pension contributions totaling $6.0 million through June 30, 2004. The Company has issued notes to Hillside in the amount of the pension contributions. The Company anticipates that, due to our senior debt agreements, Hillside will be required to fund future contributions. In this event, the Company will issue additional Notes to Hillside. Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.68% at June 30, 2004). The Company granted to Hillside a security interest in Data Systems’ inventory and other assets as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

Senior Notes and Senior Discount Notes

In the first quarter of 2004, the Company restructured its outstanding 12% Senior Notes and Data Systems’ 20% Senior Discount Notes. The Senior Notes were exchanged for new 12% Senior Notes due 2008 and the due date of the Senior Discount Notes was extended from January 5, 2005 to January 5, 2006. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued interest and principal out of Available Cash Flow of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, and proceeds of certain potential asset sales less certain debt and specified operating expenses and a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $30 million of Available Cash Flow during the three years ending December 31, 2006 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow received by the Company, and unpaid accrued interest is payable through the issuance of additional Notes or capitalized. From March 2002 to June 2004, Available Cash Flow totaled $5.0 million. For the six months ended June 30, 2004, interest incurred on the Senior Discount Notes and Senior Notes totaled $4.6 million. A cash payment in March 2004 of $1.0 million was applied against accrued interest on the Senior Discount Notes. For the six months ended June 30, 2003, interest incurred on the Senior Discount Notes and Senior Notes totaled $4.4 million. No cash payments were made on the Senior Notes during this period. Additional Senior Notes in the amount of $3.7 million, representing accrued interest for the period February 16, 2004 to August 15, 2004, will be issued in August 2004. Additional Senior Notes in the amount of $3.5 million, representing accrued interest for the period August 16, 2003 to February 15, 2004, were issued in

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

February 2004. Additional Senior Notes in the amount of $3.1 million, representing accrued interest for the period August 16, 2002 to February 15, 2003, were issued in February 2003. The security interest in royalty payments granted to the new 12% Senior Noteholders is subordinated to the security interest held by the Senior Discount Noteholders and no cash payments on the Senior Notes may be made until all payments of interest and principal have been made on the Senior Discount Notes. All payments due at maturity on the Notes must be made in cash.

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

Note 10 - Commitments and Contingencies

Legal Proceedings

As more fully discussed in Note 1, the Company has instituted litigation against Sanyo Electric Company Ltd. (“Sanyo”) and separately against Sony Corporation for unauthorized use of its patents in digital still cameras and cell phones equipped with digital image storage and retrieval capabilities. Based on progress in subsequent negotiations, the Company has withdrawn its ITC complaint against Sanyo and will seek dismissal without prejudice, after a settlement agreement is executed, of the parallel lawsuit in the U.S. District Court. Also, the Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Certain subsidiaries have been assessed income and value-added taxes together with penalties and interest. Exclusive of possible consequences of patent litigation, management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized. If no sublease income is realized the Company’s additional unreserved exposure would be $2.1 million.

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

Note 11 - Preferred Stock

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

Note 12 - Related Party Transactions

Equity Investment:

In the third quarter of 2003, the Company’s unrestricted investment subsidiary invested $1 million to acquire a 21.6% interest in a limited partnership that was formed to purchase shares of 4imprint Group plc, a publicly-held British promotional products company. The partnership acquired 5,141,499 shares of the products company. Ampex’s CEO, Edward Bramson, controls HIP-IV Incorporated, the general partner of the partnership which owns a 0.2% interest, and he owns a 0.7% limited partnership interest in the partnership. Ampex’s CFO, Craig McKibben, is an officer of the general partner and he purchased a 7.5% limited partnership interest in the partnership with his personal funds. Mr. Bramson also acquired 2,500,000 shares of the products company with his personal funds in concert with the limited partnership. The Company’s effective cost of acquiring its pro rata share of the products company ($0.82 per share) was the same average price paid by Mr. Bramson. The Board of Directors of the Company determined that the terms of the Company’s investment in the partnership were at least as favorable as the terms afforded to Messrs. Bramson and McKibben and other unrelated investors. Mr. Bramson had served as the temporary, non-executive Chairman of the Board of the products company until July 2004 at which time the Board elected a new executive chairman. Mr. Bramson has assigned to Ampex all compensation he may receive as a non-executive board member. In addition, the general partner may receive certain management fees from the partnership, but has assigned those fees to Ampex. Neither Messrs. Bramson nor McKibben received any compensation from the partnership.

The Company uses the equity method of accounting for its interest in the limited partnership. At June 30, 2004, the investment included in the caption “Other Assets” on the Consolidated Balance Sheets totaled $0.3 million.

The limited partnership has accounted for its interest in the products company using the equity method of accounting. In the six months ended June 30, 2004, the partnership reported a net gain of $6.0 million, which included a net gain of $5.8 million from the March 29, 2004 sale of 3,209,442 shares of the products company at $2.43 per share. Proceeds from the sale of such shares were received by the partnership and distributed to its partners, including Ampex and Messrs. Bramson and McKibben, in April 2004. The Company’s pro rata share of such proceeds totaled $1.7 million and it realized a net

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

gain of $1.2 million from the sale of such shares which is included in “Equity in Net Gain of Limited Partnership” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2004. In addition, the general partner realized incentive fees of $0.2 million from other investors on the distribution of profits from the Company’s investment partnership, which have been assigned to the Company and netted against Selling and Administrative Expenses. At June 30, 2004, total assets of the partnership consisted principally of 1.9 million shares of the products company, which had carrying value of $1.6 million and fair market value of $4.6 million.

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of June 30, 2004 and for the six months then ended (in thousands):

Balance Sheet Data:

Total assets	$1,612
Total liabilities	$11
Total partners’ capital	$1,601

Earnings Data:

Income from operations	$40
Equity in net income of products company	$213
Gain on sale of stock of products company	$5,772

Net gain	$6,025

On July 19, 2004, the partnership distributed 1,900,000 shares of the products company with a fair market value of $2.68 per share, on a pro rata basis to all of its investors. These shares represented substantially all remaining assets of the partnership. The Company’s pro rata share of the distribution consisted of 410,438 shares, which had a fair market value of $1.1 million. The Company also received 174,990 shares with the same fair market value from the general partner, representing incentive fees earned from other investors on the July 19, 2004 distribution, totaling $0.5 million. Assuming that no further distributions will be made, Ampex has received total distributions of $3.6 million on its original $1 million investment, which includes incentive fees assigned by the general partner of $0.7 million.

Capital Transaction:

In 1995, 1996 and 1997, the Company sold shares of its Class A Common Stock to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid part in cash and part with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, FJC advised the Company that there could be no assurance that it would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at June 30, 2004. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 - Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)

December 31, 2003	$(72,716)	$726	$(71,990)
Current period change	945	(44)	901

June 30, 2004	$(71,771)	$682	$(71,089)

Note 14 - Income Taxes

As at December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of $200 million expiring in the years 2005 through 2023. Accordingly, the Company has the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004 a new US/Japanese tax treaty eliminated withholding tax on royalty payments. Prior to July 1, 2004, the Company’s licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Note 15 - Segment Reporting

The Company has two operating segments: high-performance mass data storage systems, instrumentation recorders and professional video recorders (“Recorders”) and licensing of intellectual property. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income or loss from continuing operations before income taxes and equity in net gain of limited partnership excluding goodwill amortization and restructuring charges.

Intersegment sales and transfers are accounted for at current market prices, but they were not significant to revenues.

	Six Months Ended June 30, 2004
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$15,700	$3,102	$-	$18,802
Interest income	42	—	16	58
Interest expense	967	—	3,811	4,778
Depreciation, amortization and accretion	211	—	197	408
Segment income (loss)	1,879	160	(7,136)	(5,097)
Segment assets	28,043	—	4,442	32,485
Expenditures for segment assets	54	—	7	61

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2003
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$16,567	$5,958	$-	$22,525
Interest income	25	—	4	29
Interest expense	1,195	—	3,306	4,501
Depreciation, amortization and accretion	287	—	289	576
Segment income (loss)	2,231	5,367	(6,566)	1,032
Segment assets	26,913	—	6,966	33,879
Expenditures for segment assets	2	—	7	9

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

We have two operating segments: (1) high-performance mass data storage systems, instrumentation recorders and professional video products made by Data Systems; and (2) licensing of intellectual property by Ampex. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 15 of Notes to Unaudited Consolidated Financial Statements.

The first operating segment includes Data Systems’ three principal product groups and its service revenue:

•	Mass data storage systems, including Data Systems’ 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts;

•	Instrumentation recorders, including Data Systems’ data acquisition and instrumentation products (including tape based DCRsi instrumentation recorders, disk based DDRs instrumentation recorders and solid state based DSRs instrumentation recorders) and related tape and aftermarket parts;

•	Professional video products, consisting principally of television aftermarket products that Data Systems continues to support but no longer manufactures; and

•	Service revenue, consisting principally of maintenance contracts on Data Systems’ products.

Our intellectual property licensing segment generates licensing revenue from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders.

No other class of similar products or service accounted for more than 15% of consolidated revenue during the comparison periods discussed below.

The following table shows licensing revenue, sales of Data Systems’ products by product group and service revenue on Data Systems’ products for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2004	2003	2004	2003
Ampex Corporation

Licensing revenue	$1.4	$5.6	$3.1	$6.0

Ampex Data Systems Corporation

Mass data storage tape drives and library systems	2.3	2.8	3.5	5.7

Data acquisition and instrumentation recorders	2.1	2.4	6.4	4.5

Service revenue	2.1	2.4	4.3	5.0

Other	1.0	0.7	1.5	1.4

Total net product and service revenue	$7.5	$8.3	$15.7	$16.6

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Licensing Revenue. Licensing revenue was $1.4 million in the three months ended June 30, 2004 compared to $5.6 million in the three months ended June 30, 2003 and $3.1 million in the six months ended June 30, 2004 compared to $6.0 million in the six months ended June 30, 2003, and is derived from royalties that we receive from licensing our patents. We receive most of our royalties from licenses granted to companies that manufacture consumer video products (such as VCRs and camcorders) and, in certain cases, professional video tape recorders. In June 2003, we entered into license agreements with two companies authorizing their use of our patents in the manufacture of video tape recorders, including digital camcorders. The agreements collectively provided for a one-time royalty payment of $5.4 million as settlement for royalties due on products sold in prior periods, which was recognized as revenue in the second quarter of 2003. Ongoing licensing revenue is calculated as a percentage of the sales price on future product sales. Sales of licensees’ products are beyond our control and, accordingly, we cannot predict the amount of licensing revenue that will be realized in future periods.

Over the past two years, we have been in active licensing negotiations with manufacturers of digital still cameras, DVD recorders and other consumer products, which we believe use our intellectual property. We have offered to license our intellectual property at, what we believe are, commercially acceptable rates which provide for lump sum royalty payments on shipments made in prior periods and running royalty payments as a percentage of the selling price of products shipped in future periods. Our relevant digital patents were developed when we manufactured still stores, video special effects products and digital video tape recorders, which we marketed to the professional broadcast and post production industry in prior years. These patents have expiration dates from 2006 through 2013.

As previously announced, we recently entered into our first license of DVD recorders with a large Japanese manufacturer of consumer electronic products. They expect to begin production later this year of certain new products that will use our patents. Since these products have not been marketed, it is not yet possible to forecast the revenue impact on Ampex. Licensing discussions with other DVD recorder manufacturers are ongoing.

In the second quarter of 2004, we instituted litigation with the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware against Sanyo Electric Company Ltd. (“Sanyo”) and separately against Sony Corporation (“Sony”) for their unauthorized use of our patents in digital still cameras and cell phones equipped with digital image storage and retrieval capabilities. If granted, an ITC exclusion order would prohibit the importation and sale of such products in the United States throughout the duration of the life of each patent. The District Court suit seeks payment of damages.

Recently, negotiations between Ampex and Sanyo have progressed and the parties currently expect to resolve their differences by entering into a licensing agreement. Accordingly, on July 20, 2004, we withdrew our ITC complaint against Sanyo and, after a settlement agreement is executed, will seek dismissal without prejudice of the parallel lawsuit in the U.S. District Court. However, the Sony litigation continues and we may seek to enforce our patents by instituting additional litigation against Sony/or other manufacturers of digital still cameras and other products where our technology is being used if licensing agreements are not completed in the near future.

Product and Service Revenue. Total product and service revenue decreased by 10.2% to $7.5 million in the three months ended June 30, 2004 compared to $8.3 million in the three months ended June 30, 2003, and decreased by 5.2% to $15.7 million in the six months ended June 30, 2004 compared to $16.6 million in the six months ended June 30, 2003. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. In 2004, sales in this market have declined slightly. During the second quarter of 2004, we billed and have subsequently been paid an additional $0.5 million that will not be recognized as product revenue until shipped to the customer, which we expect to occur in the second half of 2004. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines. In recent years, the volume of products sold to the professional broadcast market has continued to decline.

Our backlog of firm orders was $7.3 million at June 30, 2004 compared to $10.1 million at June 30, 2003. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels, and often orders are received late in the quarter, making it difficult to predict sales levels in future periods.

Gross Profit. Gross profit represents product and service revenue less cost of product sales and service. Gross profit as a percentage of net product and service revenue was 39.8% in the three months ended June 30, 2004 compared to 48.6% in the three months ended June 30, 2003 and 45.6% in the six months ended June 30, 2004 compared to 48.7% in the six months ended June 30, 2003. Our gross profit percentages fluctuate based on a number of factors including the volume of product revenue, product mix and level of service revenues. The decrease in the gross profit percentage in the second quarter of 2004 when compared to the second quarter of 2003 was due in large part to additional inventory reserve provisions of $0.1 million and of $0.1 million resulting from the disposal of scrapped material.

Intellectual Property Costs. Intellectual property costs consist of outside legal costs and expenditures incurred by our in-house patent department in procuring licensing revenue. During the six months ended June 30, 2004, we incurred certain legal costs in preparing for patent enforcement litigation of $2.4 million. The costs of patent litigation can be material. If we pursue litigation as a strategy to enforce our patents, we may deplete a substantial portion of our cash and short-term investments. The institution of patent enforcement litigation may also increase the risk of counterclaims alleging infringement by us of patents held by third parties or seeking to invalidate patents held by us.

Research, Development and Engineering Expenses. Research, development and engineering expenses represented 10.6% and 6.8% of total revenue in the three months ended June 30, 2004 and 2003, respectively, and 9.7% and 7.2% of total revenue in the six months ended June 30, 2004 and 2003, respectively. We have not capitalized any RD&E expenditures. The increase in RD&E expenditures during 2004 is due primarily to costs incurred to produce engineering prototypes of the DDRs new ruggedized disk and DSRs solid-state memory-based data acquisition recorders. Such costs are expected to continue as we develop product enhancements and functionality. We may be required to lower RD&E spending if Data Systems’ sales decline significantly from current levels.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $3.1 million (34.3% of total revenue) in the three months ended June 30, 2004 from $3.2 million (22.8% of total revenue) in the three months ended June 30, 2003 and decreased to $5.8 million (31.0% of total revenue) in the six months ended June 30, 2004 from $6.3 million (27.7% of total revenue) in the six months ended June 30, 2003. Selling and administrative costs decreased in 2004 compared to 2003 due in part to incentive fees of $0.2 million realized from other investors on the distribution of profits from our investment partnership. In the third quarter of 2004, we received additional incentive fees of $0.5 million from other investors on the final distribution of shares from our investment partnership.

Operating Income (Loss). We reported operating losses of $1.7 million and $0.3 million in the three and six months ended June 30, 2004, respectively, compared to operating income of $5.2 million and $5.6 million in the three and six months ended June 30, 2003, respectively. The decrease in operating income in 2004 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Interest Expense. Interest expense increased in the three months ended June 30, 2004 to $2.4 million compared to $2.3 million in the three months ended June 30, 2003. There were no cash interest payments made in the three months ended June 30, 2004 and 2003, respectively. Interest expense increased in the six months ended June 30, 2004 to $4.8 million, of which $1.0 million was paid in cash, compared to $4.5 million in the six months ended June 30, 2003. There was no cash interest payment made in the six months ended June 30, 2003. The balance of interest expense not paid in cash was capitalized and added to the principal balance of the Senior Discount Notes or the Senior Notes as applicable. Interest expense in future years may increase due to the capitalization of interest on our indebtedness not paid in cash from Available Cash Flow, as well as from additional notes issued to Hillside Capital Incorporated (“Hillside”) in the event they make future years’ pension contributions.

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

Provision for Income Taxes. The provisions for income taxes in the three and six months ended June 30, 2004 and 2003 consisted primarily of foreign income taxes and withholding taxes on licensing revenue. We were not required to include any material provision for U.S. Federal income tax due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2003, we had net operating loss carry forwards for income tax purposes of approximately $200 million, expiring in the years 2005 through 2023. Accordingly, we have the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004 a new US/Japanese tax treaty eliminated withholding taxes on royalty payments. Prior to July 1, 2004, our licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Equity in Net Gain of Limited Partnership. We account for our interest in an investment limited partnership under the equity method of accounting. During the three months ended March 31, 2004, the partnership sold 62.4% of the shares that it held of a publicly-held, British promotional products company, resulting in a gain of $5.8 million. Proceeds of the sale were distributed in April 2004. Our share of the sale proceeds and net gain amounted to $1.7 million and $1.2 million, respectively. In the three months ended June 30, 2004, we recognized our equity interest in the Partnership’s net income amounting to $0.3 million. On July 19, 2004, the partnership distributed 1,900,000 shares of the products company which represented substantially all remaining assets of the partnership. Our pro rata share of the distribution consisted of 410,438 shares, which had a fair market value of $1.1 million. We also received 174,990 shares from the general partner representing incentive fees earned from other investors on the July 19, 2004 distribution that had a fair market value of $0.5 million. Assuming that no further distributions will be made, we have received total distributions of $3.6 million on our investment, which includes incentive fees earned of $0.7 million from the carried interest assigned from the general partner. See Note 12 to Notes to Unaudited Consolidated Financial Statements.

Net Income (Loss). We reported a net loss of $3.9 million and $3.8 million in the three and six months ended June 30, 2004, respectively, compared to net income of $2.3 million and $0.4 million in the three and six months ended June 30, 2003, respectively, as a result of the factors discussed above.

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. In October 2003, we redeemed all remaining Redeemable Preferred Stock. In prior periods, we issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares were valued at $50.00 each ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit available to common stockholders in the three and six months ended June 30, 2003 of $1.0 million and $2.1 million, respectively.

Other Comprehensive Income (Loss). In the three and six months ended June 30, 2004 and 2003, other comprehensive income (loss) consists of foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing income or income from continuing operations for the three and six months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

General. We have incurred significant losses in recent years, primarily with respect to discontinued operations, and our liquidity has been affected as a result. We have limited liquidity with which to conduct our operations. Cash and marketable securities totaled $14.4 million at June 30, 2004, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by our licensing activities in excess of operating expenses and certain other expenses, including litigation expenses, is to be applied to reduce debt.

As previously reported, we have instituted litigation with the International Trade Commission and in the U.S. District Court for the District of Delaware against certain manufacturers of digital still cameras and cellular phones equipped with digital image storage and retrieval capabilities for unauthorized use of our intellectual property. We have spent substantial funds during the most recent quarter in connection with these suits, and we will be required to spend substantial additional funds if these suits ultimately go to trial and are not resolved through negotiations. Furthermore, we may decide to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used if licensing agreements are not completed in the near future.

We have restructured our long-term senior debt to extend maturities and modify certain covenants that have improved our liquidity. We have substantial pension contributions scheduled to be paid this year and in future years that will require us to borrow additional funds from a former affiliate, Hillside, to meet this obligations. Management currently believes that our cash balances, coupled with anticipated royalty collections under licensing agreements presently in effect, as well as our ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and the ability to fund such pension contributions on our behalf, should be sufficient to satisfy all projected cash obligations through June 2005, but there can be no assurance in this regard.

Our expectations as to our cash flows and future cash balances are based on a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, and our ability to borrow significant pension contributions due in future years from Hillside, many of which are beyond our control. If we experience a decrease in demand for our products or anticipated licensing revenue or if Hillside is unable to fund pension contributions on our behalf, we may be required to further reduce expenditures, borrow additional funds, seek to raise additional equity, or take additional actions as we deem appropriate. There can be no assurance that we will be successful in these efforts, the failure of which may have a material adverse effect on our ability to achieve our intended business objectives. The risk factors discussed elsewhere in this Report describe uncertainties that could have an adverse effect on our liquidity and capital resources.

Cash Flow. We used cash from continuing operating activities totaling $0.1 million in the six months ended June 30, 2004 and generated cash from continuing operating activities totaling $2.5 million in the six months ended June 30, 2003. The net change in 2004 resulted from lower licensing revenue and increased patent litigation costs that were offset in part by income in 2004 from an investment partnership. Cash used by discontinued operations totaled $0.4 million and $0.5 million in the six months ended June 30, 2004 and 2003, respectively.

Senior Debt. As of June 30, 2004 we had outstanding approximately $79.6 million of total borrowings, which includes approximately $64.7 million under our 12% Senior Notes due 2008, $9.7 million under our 20% Senior Discount Notes due 2006 and $5.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets, including for certain securities our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which would increase our interest expense in future periods. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. In April 2004, pension contributions were made by Hillside on our behalf totaling $2.0 million. In addition, pension contributions totaling $7.9 million for plan year 2003 and $0.8 million for plan year 2004 are projected to be advanced by Hillside later in 2004. In that event we will issue additional notes to Hillside in equivalent amounts, which will correspondingly increase the amount of our outstanding debt.

As recently amended, the Senior Notes require that we generate a minimum of $30 million of Available Cash Flow (as defined) during the five-year period ending December 31, 2006. From March 2002 to June 2004, we have generated $5.0 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Note holders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition and our ability to achieve our intended business objectives.

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

Off-Balance Sheet Arrangements. During the six months ended June 30, 2004 and 2003, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the six months ended June 30, 2004, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2003 Form 10-K, except for the issuance of additional Senior Notes to capitalize interest expense for August 16, 2003 to February 15, 2004 in the amount of $3.5 million and a reduction, based on an actuarial computation, in required current year pension contributions from $13.9 million estimated at December 31, 2003 to $11.5 million estimated at June 30, 2004. The reduction in the current year pension liability has been added to long-term pension liability.

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

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We have adopted EITF Issue 03-6 and have restated previously reported earnings per share for the effect of this pronouncement.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our consolidated results of operations.

Risk Factors

We Have Experienced Significant Losses and Our Losses May Continue

We have incurred significant net losses. These losses were primarily attributable to our former Internet video programming business, which we discontinued in 2001, and to our former disk storage business, which we discontinued in 2000. In addition, we continue to incur significant charges for interest expense and pension funding obligations.

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and the results of our corporate patent licensing division. In the six months ended June 30, 2004 and for the years ended December 31, 2003, 2002 and 2001, we reported a net loss. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2006 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance, which will increase our interest expense in future periods.

Data Systems reported operating income and net income in the six months ended June 30, 2004 and in 2003 and 2002. However, its business is dependent on the funding of government defense programs, which we believe will come under increased pressure in the future. In 2003, we signed new licensing agreements with two manufacturers of digital camcorders and received $5.4 million of royalties due on products sold in prior periods. We continue to attempt to negotiate new license agreements for use of our patents in digital camcorders as well as in digital cameras, DVD recorders and other consumer products not previously licensed by us. In the second quarter of 2004, we instituted litigation with the International Trade Commission and in the U.S. District Court for the District of Delaware against two manufacturers of digital still cameras and products equipped with digital image storage and retrieval capabilities for unauthorized use of our intellectual property. We have incurred significant expenses during the quarter and six months ended June 30, 2004 in connection with these suits, and we forecast having to incur significant additional costs if these suits are not resolved through negotiations. Even if we are successful in negotiating new licensing agreements, there can be no assurance that future licensing revenues will attain levels comparable to prior years or levels sufficient to repay our debts.

Accordingly, there is a material risk that we may not continue to be profitable in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above and the other Risk Factors included in this section.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Our cash and short-term investments totaled $14.4 million at June 30, 2004, substantially all of which was generated by Data Systems and is available to be reinvested in that business. Substantially all cash generated by our licensing activities in excess of operating expenses and certain other expenses, including patent litigation expenses, is to be applied to reduce debt.

While we have recently restructured our senior debt to extend maturities and modify certain covenants that have improved our liquidity, we may be required to use our funds in litigation to enforce our patents as more fully described above. Our Management believes that our liquidity, coupled with our ability to borrow pension contributions from Hillside, a member of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), and our expectation that Hillside has the intent and ability to fund such pension contributions on our behalf, should be sufficient to satisfy our projected cash obligations through June 2005, but there can be no assurance in this regard. If Hillside is unable to fund future pension contributions our financial position could be materially and adversely affected.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of June 30, 2004 we had outstanding approximately $79.6 million of total borrowings, which includes approximately $64.7 million under our 12% Senior Notes due 2008, $9.7 million under our 20% Senior Discount Notes due 2006 and $5.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets, including for certain securities our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which would increase our interest expense in future periods. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006.

Substantial pension contributions are projected to be required beginning in 2004 and thereafter under the Ampex and Media defined benefit plans. Based on the most recent actuarial valuation, at December 31, 2003, estimated pension contributions under the Ampex defined benefit plan over the next seven years totaled $43.3 million. We are the plan sponsor and are contingently liable to provide funding for plan benefits under a pension plan of a former affiliate, Media, which was sold in 1995. Presently Media’s unfunded accumulated benefit liability totals $19.6 million. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. At December 31, 2003, we have recognized a liability of $7.5 million, of which $5.4 million was provided in the fourth quarter of 2003, representing the probable amount of estimated future funding necessary under the Media Plan, net of amounts expected to be reimbursed by Media. On an ongoing basis, we continue to assess our obligation under the Media Plan and additional obligations may be recognized in the future based on that assessment. In April 2004, pension contributions totaling $2.0 million were made by Hillside in connection with these plans. In addition, pension contributions totaling $7.9 million for plan year 2003 and $0.8 million for plan year 2004 are projected to be advanced by Hillside later in 2004. In that event we will issue additional notes to Hillside in an equivalent amount which will correspondingly increase the amount of our outstanding debt.

As discussed above, the recently amended Senior Notes require that we generate a minimum of $30 million of Available Cash Flow (as defined) during the five-year period ending December 31, 2006. From March 2002 to June 2004, we have generated $5.0 million of Available Cash Flow. To satisfy this covenant, we will be required to increase our revenues from licensing operations substantially above current levels. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

We expect that our cash balances and cash flow from operations as well as our ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and ability to fund such pension contributions on our behalf, will be sufficient to fund anticipated operating expenses, capital expenditures and our debt service requirements as they become due, at least through June 2005. However, we cannot assure you that the amounts available from these sources will be sufficient for such purposes in future periods. Also, we cannot assure you that additional sources of funding will be available if we need them or, if available, will be obtained on satisfactory terms. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

Risks Associated With a Decline in U.S. Government Spending

Data Systems’ business depends materially on continued U.S. government expenditures on intelligence and defense programs. The loss or significant decline in spending on various imaging and intelligence gathering programs where we are subcontractors to prime government contractors could materially adversely affect our business. U.S. intelligence and defense budgets have experienced declines from time to time in recent years, resulting in program delays, program cancellations and deferral of funding for approved programs. Although several intelligence programs have received government funding which has led to increased sales by Data Systems in certain periods, we cannot be assured that sales of new systems will recur at these levels. If sales of new systems decline in the future, we may be increasingly dependent upon revenues from the sale of spare parts, service and tape.

Our Licensing Revenue is Subject to Material Fluctuations

Licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent to which third parties use our patented technology, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. The cost of patent litigation can be material and we have recently begun to incur significant expenses in connection with litigation that we have initiated with manufacturers of digital still cameras and related products for unauthorized use of our intellectual property. Also, a court could rule that our patents are invalid, causing existing licensees to discontinue payments to us. Our licensing revenue fluctuates significantly from quarter to quarter and from year to year, and we cannot give any assurance as to the level of licensing revenue that will be realized in future periods.

As previously announced, we recently entered into our first license of DVD recorders with a large Japanese manufacturer of consumer electronic products. They expect to begin production later this year of certain new products that will use our patents. Since these products have not been marketed, it is not yet possible to forecast the revenue impact on Ampex. Licensing discussions with other DVD recorder manufacturers are ongoing.

We cannot assure you that we will be able to develop patentable technology that will generate significant licensing revenues in future years to replace patents as they expire. Our expenditures for research and development are less than what we spent in prior years, which are likely to have a long-term adverse effect on our ability to maintain a significant portfolio of patented technologies.

Our Stock Price May be Subject to Continued Volatility

The trading price of our Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	fluctuations in patent licensing revenues, developments in our patent licensing program and the success or failure of litigation that we initiate to defend our patents;

•	quarterly fluctuations in operating results;

•	modifications to our senior debt agreements and other events that affect our liquidity;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements by us of acquisitions of, or investments in, new businesses or other events;

•	reports and predictions concerning us by analysts and other members of the media; and

•	general economic or market conditions.

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

Risks Associated With Acquisition Strategy

We are not currently seeking to make any acquisitions of a controlling interest in new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. In 2003, our unrestricted subsidiary invested $1 million to acquire a minority interest in a private investment limited partnership that has purchased common shares of a British promotional products company. Our CEO, Edward Bramson, acquired shares in this company in concert with the limited partnership, and he controls the corporate general partner of the limited partnership. Mr. Bramson served as the temporary, non-executive Chairman of the Board of the British company until July 2004, at which time the Board elected a new executive chairman. Mr. Bramson has assigned to us all compensation he may receive as a non-executive board member. See Note 12 of Notes to unaudited Consolidated Financial Statements elsewhere herein. We may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

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

Our Operating Results Are Subject to Quarterly Fluctuations

Our sales and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	customer ordering patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements;

•	order cancellations;

•	receipt of licensing revenue;

•	the amount and timing of capital expenditures and other costs relating to our operations;

•	the availability of critical raw materials and inventory subassembly components from our suppliers; and

•	general economic and industry conditions.

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

The Note Purchase Agreement governing our outstanding Senior Discount Notes requires us to repay such notes in full upon the occurrence of a change of control. Under the agreement, a change of control includes, among other things: any person or group becomes the beneficial owner of more than 50% of our outstanding voting stock, or any merger or consolidation of Ampex with or into any other entity. The agreement also requires us to apply the proceeds from the sale of Data Systems or the sale of its Colorado Springs, CO manufacturing facility against the outstanding Notes.

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

We have recently initiated litigation to enforce our digital still camera patents and we may decide to initiate additional litigation against other manufacturers of digital still cameras and of other products to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment in a limited partnership that holds shares in a publicly-held British promotional products company, and which we account for under the equity method. During the six months ended June 30, 2004, the limited partnership sold 62.4% of its holdings. On July 19, 2004, the partnership distributed substantially all of its remaining assets to its partners, consisting of 1,900,000 shares of the products company. Our pro rata share of the distribution consisted of 410,438 shares, which had a fair market value of $1.1 million. See Note 12 of Notes to Unaudited Consolidated Financial Statements. There has been no other material change to the disclosure made under this Item in the 2003 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely making known to them material information required to be disclosed in our periodic reports filed with the SEC. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting identified in the evaluation described above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the second quarter of 2004, we instituted litigation with the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware against Sanyo and separately against Sony for their unauthorized use of our patents in digital still cameras and cell phones equipped with digital image storage and retrieval capabilities. If granted, an ITC exclusion order would prohibit the importation and sale of such products in the United States throughout the duration of the life of each patent. The District Court suit seeks payment of damages.

Recently, negotiations between Ampex and Sanyo have progressed and the parties currently expect to resolve their differences in an amicable fashion. Accordingly, on July 20, 2004, we withdrew our ITC complaint against Sanyo and will seek dismissal without prejudice, after a settlement agreement is executed, of the parallel lawsuit in the U.S. District Court. However, the Sony litigation continues and we may seek to enforce our patents by instituting additional litigation against Sony/or other manufacturers of digital still cameras and other products where our technology is being used if licensing agreements are not completed in the near future.

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

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 2004, we had an accrued liability of $0.4 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition or cash flow or results of operations or material to investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We did not sell any equity securities during the second fiscal quarter of 2004 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the second quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2004 we held our Annual Meeting of Stockholders. The stockholders elected Edward J. Bramson and William A. Stoltzfus, Jr. as our Class I directors. Mr. Bramson received 3,211,580 votes in favor of his election, with 152,152 votes withheld and no broker nonvotes. Mr. Stoltzfus received 3,232,850 votes in favor of his election, with 130,882 votes withheld and no broker nonvotes. Each of our other directors, Craig L. McKibben, Douglas T. McClure, Jr. and Peter Slusser, is currently serving a term of office that continued after the meeting. The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2004, with 3,270,918 votes in favor, 84,766 votes against, and 8,048 votes abstaining.

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors that were implemented since we last provided such disclosure in our 2004 Proxy Statement, dated April 29, 2004.

ITEM 6(a). EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6(a).

ITEM 6(b). REPORTS ON FORM 8-K

During our fiscal quarter ended June 30, 2004, we filed the following reports on Form 8-K:

(i)	Current Report on Form 8-K dated March 30, 2004, attaching our earnings release for the fiscal year ended December 31, 2003, including related financial statements, and announcing the filing of a Form 12b-25 in order to obtain additional time to complete the audit of our 2003 financial statements, under Items 7 and 12.

(ii)	Current Report on Form 8-K dated May 13, 2004, attaching our earnings release for the quarter ended March 31, 2004, including related financial statements, under Items 5 and 7.

(iii)	Current Report on Form 8-K dated May 24, 2004, announcing that we had entered into a non-exclusive license agreement with a major Japanese manufacturer of consumer electronic devices, permitting worldwide use of our intellectual property in the manufacture of DVD recorders and magnetic hard disk recorders used in personal video recorders, under Items 5 and 7.

(iv)	Current Report on Form 8-K dated May 26, 2004, announcing that we had filed a complaint with the International Trade Commission seeking an exclusion order barring Sanyo Electronic Company Ltd. from the importation and sale of digital still cameras and cellular phones with digital image storage and retrieval capabilities into the United States due to Sanyo’s unauthorized use of our intellectual property, and related patent infringement suit in the U.S. District Court for the District of Delaware, seeking unspecified damages from Sanyo. The 8-K was filed under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: August 13, 2004	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: August 13, 2004	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Fourth Amendment dated June 30, 2004 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended.

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.