Form 10-Q
period 2004-09-30
AMPEX CORP /DE/
filed 2004-11-22
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,642,517. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended September 30, 2004

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,451	$14,023
Short-term investments	9,160	—
Accounts receivable (net of allowances of $88 in 2004 and $137 in 2003)	2,892	4,513
Inventories	6,184	6,343
Other current assets	4,052	4,366

Total current assets	27,739	29,245

Property, plant and equipment	4,333	4,825
Other assets	598	1,127

Total assets	$32,670	$35,197

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$132	$146
Accounts payable	2,579	1,511
Net liabilities of discontinued operations	807	1,076
Accrued restructuring costs	631	1,300
Other accrued liabilities	11,890	23,956

Total current liabilities	16,039	27,989
Long-term debt	89,560	74,022
Other liabilities	63,618	63,802
Accrued restructuring costs	1,794	3,450
Net liabilities of discontinued operations	1,354	2,071

Total liabilities	172,365	171,334

Commitments and contingencies (Note 10)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2004 and in 2003
Issued and outstanding - 3,642,517 shares in 2004; 3,728,017 in 2003	36	37
Class C:
Authorized: 50,000,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Other additional capital	454,468	454,394
Accumulated deficit	(523,581)	(518,578)
Accumulated other comprehensive loss	(70,618)	(71,990)

Total stockholders’ deficit	(139,695)	(136,137)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$32,670	$35,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Licensing revenue	$1,759	$1,744	$4,861	$7,702
Product revenue	4,390	6,367	15,767	17,950
Service revenue	2,173	2,065	6,496	7,049

Total revenue	8,322	10,176	27,124	32,701

Intellectual property costs	1,653	205	4,595	796
Cost of product sales	3,069	3,848	9,955	10,712
Cost of service	688	747	2,342	2,375
Research, development and engineering	1,022	696	2,853	2,326
Selling and administrative	3,326	2,848	9,160	9,095
Restructuring charges (credits)	(1,410)	—	(1,410)	—

Total costs and operating expenses	8,348	8,344	27,495	25,304

Operating income (loss)	(26)	1,832	(371)	7,397

Interest expense	2,534	2,215	7,312	6,716
Amortization of debt financing costs	14	15	42	43
Interest income	(30)	(57)	(88)	(86)
Other (income) expense, net	(385)	2	(381)	35

Income (loss) from continuing operations before income taxes and equity in income of limited partnership, including sale of investment	(2,159)	(343)	(7,256)	689

Provision for (benefit of) income taxes	—	(3,981)	248	(3,306)
Equity in income of limited partnership, including sale of investment	(591)	—	(2,149)	—

Net income (loss) from continuing operations (Note 5)	(1,568)	3,638	(5,355)	3,995

Income from discontinued operations (net of taxes of nil in 2004)	352	—	352	—

Net income (loss)	(1,216)	3,638	(5,003)	3,995

Benefit from extinguishment of mandatorily redeemable preferred stock		974		3,041
Preferred dividends ascribed, but not declared	—	(451)	—	(1,416)

Undistributed net income (loss) applicable to common stockholders	(1,216)	4,161	(5,003)	5,620

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	(67)	46	(54)

Comprehensive income (loss)	$(1,214)	$4,094	$(4,957)	$5,566

Basic and diluted undistributed income (loss) per share (Note 5) :
Undistributed income (loss) per share from continuing operations	$(0.43)	$0.98	$(1.46)	$0.80
Income per share from discontinued operations	$0.10	$—	$0.10	$—
Undistributed income (loss) per share applicable to common stockholders	$(0.33)	$1.28	$(1.36)	$1.75

Weighted average number of basic and diluted common shares outstanding	3,642,517	3,260,733	3,667,572	3,207,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,003)	$3,995
Income from discontinued operations	(352)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	596	809
Accretion of interest expense	7,168	6,577
Reversal of prior years’ tax reserves	—	(4,164)
Equity in income of limited partnership, including sale of investment	(2,149)	—
Periodic pension cost	1,418	351
Stock option compensation expense	60	—
Net loss on disposal of assets	26	—
Changes in operating assets and liabilities:
Accounts receivable	1,587	1,555
Inventories	159	370
Other assets	2,949	(615)
Accounts payable	1,077	(103)
Other accrued liabilities and income taxes payable	(2,139)	(154)
Ampex and Media pension contributions	(9,895)	—
Accrued restructuring costs	(2,325)	(1,001)
Other liabilities	(174)	60

Net cash provided by (used in) continuing operations	(6,997)	7,680
Net cash used in discontinued operations	(634)	(726)

Net cash provided by (used in) operating activities	(7,631)	6,954

Cash flows from investing activities:
Proceeds on maturity of short-term investments	—	1,483
Purchases of short-term investments	(9,160)	(1,000)
Deferred gain on sale of assets	(38)	(38)
Additions to property, plant and equipment	(91)	(16)

Net cash provided by (used in) continuing operations	(9,289)	429

Net cash provided by (used in) investing activities	(9,289)	429

Cash flows from financing activities:
Borrowings under debt agreements	9,895	—
Repayments under debt agreements	(1,539)	(3,311)
Proceeds from foreclosure of shareholders notes	13	—
Proceeds from issuance of common stock	—	145

Net cash provided by (used in) continuing operations	8,369	(3,166)

Net cash provided by (used in) financing activities	8,369	(3,166)

Effects of exchange rates on cash	(21)	32

Net increase (decrease) in cash and cash equivalents	(8,572)	4,249
Cash and cash equivalents, beginning of period	14,023	7,579

Cash and cash equivalents, end of period	$5,451	$11,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 59-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds approximately 600 patents and patent applications covering digital image-processing, data compression and recording technologies. The Company, through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), designs, manufactures and services storage products that have very large capacities and fast data transfer rates. These products are used principally in digital recording, archiving and rapid restore/backup applications. Through its corporate licensing division, the Company licenses its patents to manufacturers of popular consumer electronics products.

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

Liquidity

The Company has incurred significant losses in recent years, primarily with respect to operations discontinued in 2000 and 2001. The Company also has incurred substantial interest expense and pension charges. The Company has limited liquidity with which to conduct its operations. Substantially all cash generated by the Company’s licensing activities in excess of operating expenses and certain other expenses, including patent litigation costs, is required to be applied to reduce debt. Cash and short-term investments totaled $14.6 million at September 30, 2004, substantially all of which was generated by Data Systems and is excluded from the calculation of Available Cash Flow, as defined in the Senior Note indenture, and is available to be reinvested in the Company’s businesses.

As previously reported, the Company has instituted litigation with the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware against certain manufacturers of digital still cameras and cellular phones equipped with digital image storage and retrieval capabilities for unauthorized use of the Company’s intellectual property. The Company has incurred substantial litigation costs during the last nine months totaling $3.5 million in connection with these suits, and it will be required to spend substantial additional funds if these suits ultimately go to trial and are not resolved through negotiations. Furthermore, the Company may decide to institute additional litigation against other manufacturers of digital still cameras and/or other products where its technology is being used if licensing agreements are not completed in the near future. See Note 10.

The Company has recently restructured its senior debt to extend maturities and modify certain covenants that have improved the Company’s near-term liquidity. In March 2004, the Company received consent from the holders of its senior debt securities (i) to extend the maturity date of its Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which the Company is required to generate at least $30 million of Available Cash Flow and (iii) to defer scheduled principal repayments on its pension notes through December 31, 2006.

In addition, the Company has substantial pension contributions due in future periods under the Ampex pension plan and contingent pension funding due in future periods under the pension plan of Media, a former subsidiary that was sold in 1995 (“Media”). If the Company does not have the resources to make these payments, which in recent years it has not, the Company will seek to borrow additional funds from a former affiliated party, Hillside Capital Incorporated (“Hillside”), to meet these obligations. See Note 9.

Our Management believes that the Company’s liquidity, coupled with its ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and ability to fund such pension contributions on our behalf, should be sufficient to satisfy the projected cash obligations through September 2005, but there can be no assurance in this regard. In order to satisfy its debt covenants, meet its debt service obligations and to make estimated future pension contributions, Ampex will be required to broadly license its patents to manufacturers of digital still cameras, camera equipped cellular phones, digital camcorders, DVD and Hard Disk recorders. The Company has recently entered into several new license agreements with manufacturers of certain of

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these products. Additional licensing discussions are in progress with other manufacturers. If we are successful in negotiating one or more licenses we would expect to receive substantial royalty payments in the fourth quarter of 2004 or thereafter, although we can not predict exact timing or amount of any such payments. There can be no assurance that the Company will be able to conclude new license agreements or if concluded whether they will generate sufficient licensing revenue to satisfy all of its existing and future commitments. See Notes 9 and 10 and 16.

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

In the opinion of Management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3 – Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with APB No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation.”

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s undistributed net income (loss) applicable to common stockholders and basic and diluted undistributed income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(in thousands, except per share amounts)
Undistributed net income (loss) applicable to common stockholders:
As reported	$(1,216)	$4,161	$(5,003)	$5,620
Compensation expense, net of tax	(64)	(3)	(116)	(16)

Pro forma	$(1,280)	$4,158	$(5,119)	$5,604

Basic and diluted undistributed income (loss) per share:
Undistributed income (loss) per share applicable to common stockholders, as reported	$(0.33)	$1.28	$(1.36)	$1.75

Undistributed income (loss) per share applicable to common stockholders, pro forma	$(0.35)	$1.28	$(1.40)	$1.75

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) from continuing operations and undistributed net income (loss) applicable to common stockholders for future years.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Expected life (years)	1.0	1.0	1.0	1.0
Risk-free interest rate	2.00%	1.27%	1.18 – 2.00%	1.27%
Expected volatility	158%	319%	158 - 247%	319%
Expected dividend yield	—	—	—	—

Note 4 – Recent Pronouncements

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company has adopted EITF Issue 03-6 and has restated previously reported earnings per share for the effect of this pronouncement.

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

Note 5 - Computation of Basic and Diluted Undistributed Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted undistributed income (loss) per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(in thousands, except per share amounts)
Numerator
Net income (loss) from continuing operations	$(1,568)	$3,638	$(5,355)	$3,995
Less preferred dividends ascribed, but not declared	—	(451)	—	(1,416)

Undistributed net income (loss) from continuing operations	$(1,568)	$3,187	$(5,355)	$2,579

Undistributed net income (loss) applicable to common stockholders	$(1,216)	$4,161	$(5,003)	$5,620

Denominator
Weighted average common stock outstanding	3,643	3,256	3,668	3,207
Stock options	—	5	—	—

Total	3,643	3,261	3,668	3,207

Basic and diluted undistributed income (loss) per share from continuing operations	$(0.43)	$0.98	$(1.46)	$0.80

Basic and diluted undistributed income (loss) per share applicable to common stockholders	$(0.33)	$1.28	$(1.36)	$1.75

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Previously reported basic and diluted undistributed income (loss) per share applicable to common stockholders for the three and nine months ended September 30, 2003 have been restated for EITF 03-6 as follows:

	Three Months Ended		Nine Months Ended
	As Reported Sept. 30, 2003	Restated Sept. 30, 2003	As Reported Sept. 30, 2003	Restated Sept. 30, 2003
	(in thousands, except per share amounts)
Undistributed net income (loss) applicable to common stockholders	$4,612	$4,161	$7,036	$5,620
Basic undistributed income (loss) per share applicable to common stockholders	$1.42	$1.28	$2.19	$1.75

Diluted undistributed income (loss) per share applicable to common stockholders	$1.24	$1.28	$1.92	$1.75

The basic undistributed income (loss) per share and basic undistributed income (loss) per share applicable to common stockholders are calculated in accordance with the two-class method described in EITF Issue 03-6. Under this method, dividends of 8% per annum are ascribed to preferred stockholders, in periods when Preferred Stock was outstanding, to the extent that sufficient income was available, even though preferred stock dividends had not been declared. Diluted undistributed income (loss) per share and diluted undistributed income (loss) per share applicable to common stockholders is computed using the “as if” converted method if such method results in additional dilution.

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

Stock options to purchase 289,803 shares of Common Stock at prices ranging from $1.15 to $32.50 per share were outstanding at September 30, 2004, but were not included in the computation of diluted undistributed income (loss) per share because they are anti-dilutive.

Stock options to purchase 73,516 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at September 30, 2003, but were not included in the computation of diluted undistributed income (loss) per share because they are anti-dilutive.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 - Supplemental Schedule of Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Interest paid	$497	$471
Income taxes paid	1,031	874
Preferred stock (redemptions)	—	(1,611)

Income taxes paid in the nine months ended September 30, 2004 includes $0.8 million representing payment to the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985.

Note 7 - Inventories

	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$2,490	$1,785
Work in process	2,105	3,327
Finished goods	1,589	1,231

Total	$6,184	$6,343

Note 8 - Other Accrued Liabilities and Other Liabilities

	September 30, 2004	December 31, 2003
	(in thousands)
Compensation and employee benefit	$2,493	$2,087
Pension	4,574	10,841
Accrued pension contributions for Media pension plan	—	2,953
Deferred revenue and customer deposits	3,340	5,236
Taxes	151	1,136
Warranty and other product costs	493	641
Interest payable	183	259
Other	641	703
Environmental	15	100

Total Other Accrued Liabilities	$11,890	$23,956

	September 30, 2004	December 31, 2003
	(in thousands)
Pension	$56,140	$57,281
Accrued pension contribution for Media pension plan	5,435	4,543
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	215	226
Environmental	262	295
Other	416	307

Total Other Liabilities	$63,618	$63,802

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in the warranty and other product costs liability account for the nine months ended September 30, 2004 is as follows (in thousands):

Balance at January 1	$641
Accruals for warranties issued during the period	4
Settlements made during the period in cash or in kind	(153)

Balance at September 30	$492

During the nine months ended September 30, 2004, Hillside advanced funds to the Company in order for it to make scheduled pension contributions to the Ampex pension plan and Media pension plan in the amount of $7.2 million and $2.7 million, respectively. Pursuant to the Retirement Plan Funding and Settlement Agreement between the Company and Media, Media is obligated to make payments of $74,000 per month to Ampex for as long as required to reimburse Ampex for pension contributions made on behalf of Media. Media has made payments to Ampex totaling $0.7 million for both the nine months ended September 30, 2004 and September 30, 2003. Payments received from Media are netted against the liability account, “Accrued pension contributions for Media pension plan.” See Note 9.

Pension liabilities related to the Ampex pension plan have been actuarially determined pursuant to Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions” and are based on different assumptions, principally the discount rate, used to determine estimated pension contributions. See Note 9.

Note 9 - Debt

	September 30, 2004	December 31, 2003
	(in thousands)
Notes Payable

Note payable - other	$132	$146

Total	$132	$146

Long-term Debt

Senior discount notes	$9,828	$9,757
Hillside notes payable	13,154	3,259
Senior notes	66,578	61,006

Total	$89,560	$74,022

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at September 30, 2004 of $0.1 million is expected to be paid or converted into shares of Common Stock.

Hillside Notes

In 1994, the Pension Benefit Guaranty Corporation (“the PBGC”) asserted that Hillside was a member of a “Controlled Group” together with Ampex, NH Holding Incorporated (“NHI”), the Company’s parent company at the time, and Media, a wholly-owned subsidiary at the time. Companies that are members of a “Controlled Group” under the Employee Retirement Income Security Act (“ERISA”) regulations are jointly and severally liable to fund termination liabilities that the PBGC could trigger upon termination of underfunded pension plans. The Ampex and Media defined benefit plans were both underfunded at that time and have remained so. In connection with the reorganization of NHI, Hillside would have been excluded from the “Controlled Group.” Accordingly, the PBGC threatened to terminate the Ampex pension plan and Media pension plan, subjecting Hillside to immediate repayment of the termination liability.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The PBGC, Hillside and Ampex entered into the Joint Settlement Agreement in 1994 that provided that Hillside would retain plan termination liability to the PBGC under the Ampex pension plan and Media pension plan after the reorganization of NHI. In addition, Hillside was required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that Ampex was unable to make the pension contributions. Failure by Hillside to advance funds in subsequent periods would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan as well as the estimated Media Reimbursement through 2010.

	Estimated Contributions		Media Reimbursement
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2004 *	$10,033	$3,841	$(888)
2005	8,505	3,072	(888)
2006	7,298	2,559	(888)
2007	6,935	2,457	(888)
2008	4,127	895	(888)
2009	917	—	(888)

Total	$37,815	$12,824	$(5,328)

*	Through September 30, 2004, payments of $7.2 million and $2.7 million pertaining to the Ampex pension plan and Media pension plan, respectively, have been made. In 2004, Media has made reimbursement payments to Ampex totaling $666,000 through September 30, 2004.

In prior years, Hillside made contributions totaling $4.0 million pertaining to the Ampex pension plan. The Company anticipates that, due to our senior debt agreements, Hillside may be required to fund future contributions.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional notes to Hillside (“Hillside Notes”). Under the terms of the Notes, $150,000 is due on the first anniversary of the Notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.60% at September 30, 2004). The Company granted to Hillside a security interest in Data Systems’ inventory and other assets as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

While Hillside is legally obligated to comply with the terms of the Joint Settlement Agreement, and they have represented that they have sufficient assets to fund pension contributions that are scheduled in future years, Ampex has no direct or indirect financial ownership interest in Hillside and accordingly, has no ability to control Hillside or mandate its compliance with the terms of the Joint Settlement Agreement. Accordingly, Ampex’s ability to borrow pension contributions from Hillside is beyond its control.

Senior Notes and Senior Discount Notes

In the first quarter of 2004, the Company restructured its outstanding 12% Senior Notes and Data Systems’ 20% Senior Discount Notes. The Senior Notes were exchanged for new 12% Senior Notes due 2008 and the due date of the Senior Discount Notes was extended from January 5, 2005 to January 5, 2006. The restructured Notes are secured by liens on the Company’s royalty stream that may be generated from existing and future patent licenses and, in addition, the Senior Discount Notes are secured by a deed of trust on Data Systems’ manufacturing facility in Colorado Springs, CO and are guaranteed by the Company. The new securities provide for the payment of accrued

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest and principal out of Available Cash Flow of the Company, which includes all future royalty proceeds received by the Company, net of withholding taxes, and proceeds of certain potential asset sales less certain debt and specified operating expenses and a working capital reserve of up to $2.5 million. The Company is required to generate a minimum of $30 million of Available Cash Flow during the three years ending December 31, 2006 or an event of default will occur under the Senior Note Indenture. Prior to maturity, the new Notes are payable as to accrued interest and principal solely to the extent of Available Cash Flow received by the Company, and unpaid accrued interest is payable through the issuance of additional Notes or capitalized. From March 2002 to September 2004, Available Cash Flow totaled $5.5 million.

Accrued interest, interest expense and principal transactions for the Senior Notes and Senior Discount Notes are as follows:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Senior Notes

Accrued interest, beginning of the period	$2,627	$2,338
Interest expense	5,572	4,960
Cash payments applied to interest	—	—
Issuance of Notes in lieu of cash payment of interest	(7,215)	(6,422)

Accrued interest, end of period	$984	$876

Cash payments applied to principal	$—	$—

Senior Discount Notes

Accrued interest, beginning of the period	$244	$267
Interest expense	1,461	1,583
Cash payments applied to interest	(278)	(307)
Capitalized interest added to principal	(1,318)	(1,311)

Accrued interest, end of period	$109	$232

Cash payments applied to principal	$(1,247)	$(2,693)

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 - Commitments and Contingencies

Legal Proceedings

The Company has instituted litigation with the ITC and in the U.S. District Court for the District of Delaware against Sanyo Electric Co. Ltd. (“Sanyo”) in May 2004 and separately against Sony Corporation in July 2004 and Eastman Kodak Company (“Kodak”) in October 2004 for unauthorized use of its patents in digital still cameras and cellular phones equipped with digital image storage and retrieval capabilities. The Company has withdrawn its suits against Sanyo having concluded a license agreement covering its digital still camera patents. If granted, an ITC order would prohibit the importation and sale of infringing products in the United States throughout the duration of the life of the patent. The U.S. District Court case seeks payment of damages. If the court determines that our patents are invalid or not infringed, the Company would not receive payment for any damages and existing licensees would discontinue payments to Ampex.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized. If no sublease income is realized, the Company’s additional unreserved exposure would be $0.5 million.

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimate of costs to service the Company’s warranty obligations is based on historical experience and expectation of future conditions. To the extent that the Company’s experience increases warranty claim activity or increases costs associated with servicing those claims, the warranty accrual will increase resulting in decreased gross profit.

Plan Sponsor of Media Pension Plan

In 1995, the net assets of Media were sold and Ampex accounted for Media as a discontinued operation. Nonetheless, Ampex remained the Plan Sponsor of the Media pension plan. Media’s new owners agreed that Media would assume the obligation to reimburse Ampex for pension contributions that Ampex may be required to make in future years as Plan Sponsor of the Media pension plan. This agreement was intended to make Ampex whole from any expense or cash outlay as it pertains to the Media pension plan. However, if Media becomes financially unable to honor its contractual reimbursement obligation, Ampex would still be required to fund Media’s future pension contributions. Ampex accounts for its contingent obligation to make unreimbursed pension contributions to the Media pension plan as an obligation in accordance with SFAS 5, “Accounting for Contingencies.”

In July 2003, Ampex and Media entered into the Retirement Plan Funding and Settlement Agreement whereby Media agreed to make payments of $74,000 per month to Ampex for as long as required to reimburse Ampex for pension contributions made on behalf of Media. As of September 30, 2004, Ampex has recorded a contingent obligation to make unreimbursed Media pension payments of $5.4 million, which represents the amount of pension contributions that are estimated to be paid by Ampex through 2010. Changes in the liability accounts are as follows (in thousands):

Balance January 1, 2004	$7,496
Pension contributions	(2,727)
Media reimbursement payments	666

Balance, September 30, 2004	$5,435

The liability is evaluated periodically and revised to reflect changes to the actuarial computation of required future pension contributions as well as the financial condition of Media.

The actuarial computation of pension contributions required over future years is based on our selection of certain assumptions such as the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. The Company uses the same actuarial assumptions for the Ampex pension plan and the Media pension plan. While Management believes that the assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension expense under the Ampex pension plan or our contingent obligation to make pension payments under the Media pension plan.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 – Related Party Transactions

Equity Investment:

In the third quarter of 2003, the Company’s unrestricted investment subsidiary invested $1 million to acquire a 21.6% interest in a limited partnership that was formed to purchase shares of 4imprint Group plc, a publicly-held British promotional products company. The partnership acquired 5,141,499 shares of the products company. Ampex’s CEO, Edward Bramson, controls HIP-IV Incorporated, the general partner of the partnership which owns a 0.2% interest, and he owns a 0.7% limited partnership interest in the partnership. Mr. Bramson also directly acquired 2,500,000 shares of the products company with his personal funds in concert with the limited partnership. Ampex’s CFO, Craig McKibben, is an officer of the general partner and he purchased a 7.5% limited partnership interest in the partnership with his personal funds. The Company’s effective cost of acquiring its pro rata share of the products company ($0.82 per share) was the same average price paid by Mr. Bramson. The Board of Directors of the Company determined that the terms of the Company’s investment in the partnership were at least as favorable as the terms afforded to Messrs. Bramson and McKibben and other unrelated investors. Mr. Bramson had served as the temporary, non-executive Chairman of the Board of the products company until July 2004 at which time the Board elected a new executive chairman. Mr. Bramson has assigned to Ampex all compensation he may receive as a non-executive board member. In addition, the general partner may receive certain management fees from the partnership, but has assigned those fees to Ampex. Neither Messrs. Bramson nor McKibben received any compensation from the partnership.

The Company used the equity method of accounting for its interest in the limited partnership through September 30, 2004, the effective date when the partnership distributed all remaining assets and began to wind up its affairs. At September 30, 2004, “Other current assets” on the Consolidated Balance Sheets included $1.3 million representing the Company’s pro rata share of Sterling deposits in transit to the Company from the sale of its remaining shares of 4imprint Group plc.

The limited partnership had accounted for its interest in the products company using the equity method of accounting through June 30, 2004 when the partnership made a final distribution of all beneficial interest in remaining shares in the products company to its limited partners. As an accommodation to its partners, the partnership maintained such shares in its brokerage account until September 2004 when they were sold or physically delivered to its partners. In the nine months ended September 30, 2004, the partnership reported a net gain of $8.8 million, which included a net gain of $5.8 million from the March 2004 sale of 3,209,442 shares of the products company and a net gain of $2.8 million from the September sale or distribution of shares of the products company. Proceeds from the sale of such shares were received by the partnership and distributed to its partners, including Ampex and Messrs. Bramson and McKibben, in April 2004 and October 2004.

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of September 30, 2004 and for the nine months then ended (in thousands):

Earnings Data:

Income from operations	$71
Equity in net income of products company	$213
Gain on sale of stock of products company	$8,597

Net gain	$8,881

The Company’s pro rata share of the results of operations of the limited partnership are reported as “Equity in income of limited partnership, including sale of investment” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Ampex has received total distributions of $3.3 million on its original $1 million investment, which includes incentive fees assigned by the general partner to the Company of $0.6 million, which have been netted against “Selling and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Transaction:

In 1995, 1996 and 1997, the Company sold shares of its Class A Common Stock to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, FJC advised the Company that there could be no assurance that it would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. The Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transaction. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at September 30, 2004. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

Note 13 - Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive loss are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(in thousands)
December 31, 2003	$(72,716)	$726	$(71,990)
Current period change	1,418	(46)	1,372

September 30, 2004	$(71,298)	$680	$(70,618)

The net periodic pension cost for the Ampex plan for the nine months ended September 30, 2004 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2004, which is charged ratably over the year to “Selling and administrative” expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss), was determined by the Company’s actuary as follows (in thousands):

Interest on projected benefit obligation	$11,352
Expected return on assets	(11,453)
Recognized actuarial loss	1,991

Net periodic pension cost	$1,890

Note 14 – Restructuring Charges (Credits)

A reconciliation of the changes in the restructuring accounts for the nine months ended September 30, 2004 is as follows (in thousands):

Balance at January 1	$4,750
Recovery during the period	(1,410)
Payments made during the period	(915)

Balance at September 30	$2,425

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2003, the Company had a $4.8 million remaining liability entirely related to the future lease obligations, net of estimated sublease rental income, on facilities in Redwood City. In the nine months ended September 30, 2004, the Company recognized a restructuring credit of $1.4 million as a result of the relocation of some manufacturing operations from Colorado Springs to Redwood City, reutilizing leased facilities that were charged to restructuring in prior period. Future lease costs associated with these manufacturing activities will be charged to “Cost of product sales” as incurred. The Company remeasured the restructuring accrual at September 30, 2004 pursuant to Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The lease obligations associated with the Redwood City facilities restructuring have been discounted to present value.

Note 15 - Income Taxes

As at December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $200 million expiring in the years 2005 through 2023. Accordingly, the Company has the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004 a new U.S./Japanese tax treaty eliminated withholding tax on royalty payments. Prior to July 1, 2004, the Company’s Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Note 16 - Segment Reporting

The Company has two operating segments referred to as the Recorders segment and the Licensing segment. The Recorders segment includes the sale and service of data storage systems, instrumentation recorders and professional video products, all of which are made by the manufacturing subsidiary Data Systems. The Licensing segment involves the licensing of Ampex intellectual property through the corporate licensing division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes and equity in income of limited partnership, including sale of investment excluding restructuring charges, corporate administrative costs and elimination entries.

There were no intersegment sales or transfers.

	Nine Months Ended September 30, 2004
	(in thousands)
	Recorders	Licensing	Corporate and Eliminations	Totals
Revenues from external customers	$22,263	$4,861	$—	$27,124
Interest income	66	—	22	88
Interest expense	1,462	—	5,850	7,312
Depreciation, amortization and accretion	311	—	285	596
Segment income (loss)	1,490	265	(10,421)	(8,666)
Segment assets	28,671	—	3,999	32,670
Expenditures for segment assets	64	—	27	91

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2003
	(in thousands)
	Recorders	Licensing	Corporate and Eliminations	Totals
Revenues from external customers	$24,999	$7,702	$—	$32,701
Interest income	39	—	47	86
Interest expense	1,695	—	5,020	6,715
Depreciation, amortization and accretion	378	—	431	809
Segment income (loss)	3,269	6,906	(9,486)	689
Segment assets	24,635	—	6,472	31,107
Expenditures for segment assets	8	—	8	16

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Nine Months Ended Sept. 30,
	2004	2003
	(in thousands)
Segment income (loss) reported above	$(8,666)	$689
Restructuring charges (credits)	1,410	—
Provision for income taxes	(248)	3,306
Equity in income of limited partnership, including sale of investment	2,149	—
Income from discontinued operations	352	—

Net income (loss)	$(5,003)	$3,995

Note 17 – Subsequent Event

In October 2004, Canon Inc. and Sanyo entered into separate license agreements with the Company for use of its patents in the manufacture and sale of digital still cameras. The Sanyo agreement also permits use of the Company’s patents in cellular telephones that incorporate digital image capture and retrieval features.

Pursuant to the two licenses, Ampex will receive payment of approximately $11.6 million representing royalties on shipments made prior to July 1, 2004 and will receive running royalties in future periods based on sales of products that utilize its digital still camera patents. The Company will also receive a negotiated prepayment of $13.5 million from one of the licensees with respect to royalties due on sales in the period from July 2004 through March 2006. Accordingly, Ampex will record at least $25.1 million of receipts from these two licenses in its fourth quarter 2004 financial statements.

In October 2004, the Company instituted litigation against Kodak. See Note 10.

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors, “ below. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or regarding any change in events, conditions or circumstances on which any such statements are based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, YOU ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and our subsidiaries should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “2003 Form 10-K”).

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment includes the sale and service of data storage systems, instrumentation recorders (which record data, rather than visual information) and professional video products, all of which are made by our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”). Our Licensing segment involves the licensing of our intellectual property through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 16 of Notes to Unaudited Consolidated Financial Statements.

Our Recorders segment includes Data Systems’ three principal product groups and its service revenue, which are described more fully below. Data Systems also conducts an “aftermarket” operation consisting primarily of the supply of spare parts for certain products.

•	Mass data storage systems, including Data Systems’ 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts;

•	Instrumentation recorders, including Data Systems’ data acquisition and instrumentation products (including tape-based DCRsi instrumentation recorders, disk-based DDRs instrumentation recorders and solid-state memory-based DSRs instrumentation recorders) and related tape and aftermarket parts;

•	Professional video products, consisting principally of television aftermarket products that Data Systems continues to support but no longer manufactures; and

•	Service revenue, consisting principally of maintenance contracts on Data Systems’ products.

DST, DIS, DCRsi, DDRs and DSRs are trademarks of Ampex Corporation.

Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer video products (such as VCRs, camcorders and recently digital still cameras, camera-equipped cellular phones, and DVD and Hard Disk recorders). We also license our patents to certain manufacturers of professional video tape recorders and image processing devices such as digital special effects processors.

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2004	2003	2004	2003
Licensing Segment
Licensing revenue	$1.8	$1.7	$4.9	$7.7

Recorders Segment
Mass data storage tape drives and library systems	$1.7	$2.5	$5.2	$8.2
Data acquisition and instrumentation recorders	2.1	2.9	8.5	7.4
Service revenue	2.2	2.1	6.5	7.0
Other (including professional video products)	0.6	0.9	2.1	2.4

Total net product and service revenue	$6.6	$8.4	$22.3	$25.0

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Licensing Revenue. Licensing revenue was $1.8 million in the three months ended September 30, 2004 compared to $1.7 million in the three months ended September 30, 2003 and $4.9 million in the nine months ended September 30, 2004 compared to $7.7 million in the nine months ended September 30, 2003, and is derived from royalties that we receive from licensing our patents.

In October 2004, we entered into separate licensing agreements with Canon Inc. (“Canon”) and Sanyo Electric Co. Ltd. (“Sanyo”), two major Japanese manufacturers of digital still cameras. The agreements permit the use of various U.S. and foreign patents owned by us in the manufacture and sale of digital still cameras. The Sanyo agreement also permits use of our patents in cellular telephones that incorporate digital image capture and retrieval features. We will receive payment of approximately $11.6 million representing royalties on shipments made prior to July 1, 2004. Also, we will receive running royalties in future periods based on sales of products that utilize our digital still camera patents. We will also receive a negotiated prepayment from one of the licensees of $13.5 million with respect to royalties due on sales of products through April 11, 2006, the expiration date of our U.S. patent 4,821,121. Thereafter, running royalties will be calculated as a percentage of the selling price of products that utilize our other digital still camera patents, which expire at various dates through 2014. There can be no assurance that the above licensees will be selling products in future years that utilize these other patents. We expect to receive $25.1 million from these agreements in the fourth quarter of 2004, substantially all of which will be used to repay debt.

In May 2004, we entered into our first license with a major manufacturer of DVD recorders and, in the third quarter of 2004, we received our first royalty report from this licensee. Presently, royalties from this licensee are not material to total license revenues, but we expect that license fees from this licensee will increase. We are in discussions with additional manufacturers who may license our patents for use in DVD and Hard Disk recorders which would lead to further increases in royalties from these products.

In June 2003, we entered into license agreements with Matsushita Electric Industrial Co. Ltd. and Victor Company of Japan, Ltd. authorizing their use of our patents in the manufacture of video tape recorders, including digital camcorders. The agreements collectively provided for a one-time royalty payment of $5.4 million as settlement of royalties due on products sold in periods prior to the execution of the licenses. This payment was recognized as revenue in the second quarter of 2003. We also continue to receive ongoing licensing revenue from these companies calculated as a percentage of the sales price on that periods’ product sales. Licensing revenue received from these companies exceeded 10% of consolidated revenue in each of the nine-month periods ended September 30, 2004 and 2003. Sales of licensees’ products are beyond our control and, accordingly, we cannot predict the amount of licensing revenue that will be realized in future periods.

We continue to have active licensing negotiations with manufacturers of digital still cameras, camera equipped cellular phones, DVD recorders, digital video camcorders and other consumer products, which we believe use our intellectual property. We have offered to license our intellectual property at, what we believe are, commercially reasonable rates which provide for lump sum royalty payments on shipments made in periods prior to the execution of the license and running royalty payments computed as a percentage of the selling price of products shipped in future periods. We believe that we may be successful in negotiating one or more such licenses in the near term. If we are able to do so, we would expect to receive substantial royalty payments in the fourth quarter of 2004 or thereafter, although we can’t predict the exact timing or amount of any such payments. Furthermore, because the success of our negotiations is not solely controlled by us, we cannot assure you that any such licensing agreements will be successfully concluded. Our relevant digital patents were developed when we manufactured still stores, video special effects products and digital video tape recorders, which we marketed to the professional broadcast and post production industry in prior years. These patents have expiration dates from 2006 through 2014, which could cause our future licensing revenues to decline. See “Our Licensing Revenue is Subject to Material Fluctuations and Must be Applied to Reduce Our Debt.”

Product Revenue. Total product revenue decreased by 31.1% to $4.4 million in the three months ended September 30, 2004 compared to $6.4 million in the three months ended September 30, 2003, and decreased by 12.2% to $15.8 million in the nine months ended September 30, 2004 compared to $18.0 million in the nine months ended September 30, 2003. Government agencies and defense contractors are currently the largest market for Data Systems’ mass data storage and instrumentation recorders. In 2004, sales in this market have declined slightly. During the second and third quarter of 2004, we billed and have been paid an additional $1.2 million that will not be recognized as revenue until the products are shipped to the customer, which we expect to occur in the fourth quarter of 2004 or early in 2005. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines. In recent years, our sales of mass data storage tape drives and library systems to the professional broadcast market has continued to decline as we have reduced our sales efforts in these market sectors. We have recently introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid-state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders which, if successful, could lead to increased product revenues over current levels. There can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved.

Our backlog of firm orders was $5.1 million at September 30, 2004 compared to $9.4 million at September 30, 2003. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels, and often orders are received late in the quarter, making it difficult to predict sales levels in future periods. The backlog at September 30, 2003 was larger than in recent periods with the increases represented by U.S. and foreign defense orders across all of our product lines.

Service Revenue. Total service revenue in the three months ended September 30, 2004 was comparable to levels realized in the three months ended September 30, 2003. The decline in service revenue in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted from the non-renewal of older service contracts offset, in part, by new customer activity.

Gross Profit on Licensing Revenue. Gross profit on licensing revenue represents licensing revenue less intellectual property costs. Intellectual property costs consist of outside legal costs and expenditures incurred by our in-house patent department in procuring licensing revenue. Gross profit as a percentage of licensing revenue was 6.0% in the three months ended September 30, 2004 compared to 88.2% in the three months ended September 30, 2003 and 5.5% in the nine months ended September 30, 2004 compared to 90.0% in the nine months ended September 30, 2003.

Gross profit on licensing revenue fluctuates widely between periods based on the timing of when new license agreements are executed and the cost of patent litigation incurred during the period. During the three and nine months ended September 30, 2004, we incurred significant legal costs in preparing for patent enforcement litigation of $1.1 million and $3.5 million, respectively. During comparable periods in 2003, we did not incur significant patent legal costs. We instituted litigation with the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware against Sanyo in May 2004 and separately against Sony Corporation (“Sony”) in July 2004 and Eastman Kodak Company (“Kodak”) in October 2004 for their unauthorized use of our patents in digital still cameras and cellular phones equipped with digital image storage and retrieval capabilities. If granted, an ITC exclusion order would prohibit the importation and sale of such products in the United States throughout the duration of the life of each patent. The U.S. District Court suits seek payment of damages. Subsequently, we have withdrawn our complaints against Sanyo based on having concluded a license agreement with them. However, our litigation against Sony and Kodak continues, and we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms.

Gross Profit on Product Revenue. Gross profit as a percentage of product revenue was 30.1% in the three months ended September 30, 2004 compared to 39.6% in the three months ended September 30, 2003 and 36.9% in the nine months ended September 30, 2004 compared to 40.3% in the nine months ended September 30, 2003. Our gross profit percentage on product revenue fluctuates based on a number of factors, including the volume and mix of product shipped in the period. The decrease in the gross profit percentage in 2004 when compared to 2003 was due to the decline in sales volume which resulted in lower absorption of fixed manufacturing costs.

Gross Profit on Service Revenue. Gross profit as a percentage of service revenue was 68.3% in the three months ended September 30, 2004 compared to 63.8% in the three months ended September 30, 2003, and 63.9% in the nine months ended September 30, 2004 compared to 66.3% in the nine months ended September 30, 2003. Our gross profit percentage on service revenue fluctuates from period to period based largely on the cost of materials used to repair or replace equipment in a particular period.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. Research, development and engineering expenses represented 12.3% and 6.8% of total revenue in the three months ended September 30, 2004 and 2003, respectively, and 10.5% and 7.1% of total revenue in the nine months ended September 30, 2004 and 2003, respectively. We have not capitalized any research, development and engineering expenditures. The increase in research, development and engineering expenditures during 2004 is due primarily to costs incurred to produce prototypes of the DDRs new ruggedized disk and DSRs solid-state memory-based data acquisition recorders. Such costs are expected to continue as we develop product enhancements and functionality. We may be required to lower RD&E spending if Data Systems’ sales decline significantly from current levels.

Selling and Administrative Expenses. Selling and administrative expenses increased to $3.3 million (40% of total revenue) in the three months ended September 30, 2004 from $2.8 million (28.0% of total revenue) in the three months ended September 30, 2003 and increased to $9.2 million (33.8% of total revenue) in the nine months ended September 30, 2004 from $9.1 million (27.8% of total revenue) in the nine months ended September 30, 2003. The Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2004	2003	2004	2003
Recorders segment	$2.1	$1.6	$4.6	$4.7
Corporate	1.2	1.2	4.6	4.4

Total	$3.3	$2.8	$9.2	$9.1

In the third quarter of 2004 we relocated our Colorado Springs manufacturing operations to two separate, more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. The vacated facility, which we still own, is currently being marketed for sale. Expenses related to the move and relocation costs in the amount of $0.2 million in the three months ended September 30, 2004 have been charged to Recorders’ selling and administrative expenses. Selling and administrative expenses for the three months ended September 30, 2004 also included a management performance award accrual of $0.5 million. Corporate selling and administrative expenses were reduced due to incentive fees earned by the general partner of the investment limited partnership in which we invested that were assigned to us totaling $0.4 million during the quarter ended September 30, 2004.

Restructuring Charges (Credits). During the three months ended September 30, 2004, we recognized a restructuring credit of $1.4 million as a result of the relocation of some manufacturing operations from Colorado Springs to Redwood City, reutilizing leased facilities that were charged to restructuring in prior periods. Future lease costs associated with manufacturing activities will be charged to “Cost of product sales” as incurred.

Operating Income (Loss). We reported an operating loss of $26 thousand in the three months ended September 30, 2004 and an operating loss of $0.4 million for the nine months ended September 30, 2004, compared to operating income of $1.8 million and $7.4 million in the three and nine months ended September 30, 2003, respectively. The operating income (loss) for the Licensing segment, Recorders segment, corporate administrative expenses and restructuring charges (credits) is shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2004	2003	2004	2003
Licensing segment	$0.1	$1.5	$0.3	$6.9
Recorders segment	(0.3)	1.5	2.5	4.9
Corporate and restructuring charges (credits)	0.2	(1.2)	(3.2)	(4.4)

Operating income (loss)	$—	$1.8	$(0.4)	$7.4

The decrease in operating income in 2004 was primarily a result of the factors discussed above under “Licensing Revenue”, “Product Revenue” and “Gross Profit on Licensing Revenue.”

Interest Expense. Interest expense increased in the three months ended September 30, 2004 to $2.5 million compared to $2.2 million in the three months ended September 30, 2003. In the three months ended September 30, 2004, we made a $0.5 million cash debt service payment. There were no cash payments made in the three months ended September 30, 2003. Interest expense increased in the nine months ended September 30, 2004 to $7.3 million compared to $6.7 million in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, we made a $1.5 million cash debt service payment. In the nine months ended September 30, 2003, we made a $3.0 million cash debt service payment. The balance of interest expense not paid in cash was capitalized and added to the principal balance of the Senior Discount Notes or the Senior Notes as applicable. Interest expense in future years may increase due to the capitalization of interest on our indebtedness not paid in cash from Available Cash Flow, as well as from additional notes issued to our former affiliate, Hillside Capital Incorporated (“Hillside”) in the event they make future years’ pension contributions, as more fully described below under “Liquidity and Capital Resources.”

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net. Other income (expense), net for the three and nine months ended September 30, 2004 includes a net gain of $0.4 million on the sale of assets, which were substantially fully amortized and disposed of in connection with the relocation of our Colorado Springs manufacturing operations to more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. Otherwise, other income (expense), net consists primarily of foreign currency translation gains and losses resulting from our foreign operations.

Provision for (Benefit of) Income Taxes. The provisions for income taxes in the three and nine months ended September 30, 2004 and 2003 consisted primarily of foreign income taxes and withholding taxes on licensing revenue. We were not required to include any material provision for U.S. Federal income tax in periods when we reported income due to the utilization of net operating loss carry forwards and timing differences. At December 31, 2003, we had net operating loss carry forwards for income tax purposes of approximately $200 million, expiring in the years 2005 through 2023. Accordingly, we have the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004 a new U.S./Japanese tax treaty eliminated withholding taxes on royalty payments. Prior to July 1, 2004, our Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Equity in Income of Limited Partnership, Including Sale of Investment. We account for our interest in an investment limited partnership under the equity method of accounting. During the nine months ended September 30, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly-held British promotional products company. No further investment activities are envisioned and the partnership is in the process of winding up its affairs. We have received total distributions of $3.3 million on our $1 million investment, which includes incentive fees earned of $0.6 million from the carried interest assigned from the general partner.

Income from Discontinued Operations. In the three and nine months ended September 30, 2004, we recognized income of $0.4 million on previously discontinued operations, largely due to favorably concluding our obligations with respect to leased facilities previously occupied by these discontinued operations.

Net Income (Loss). We reported a net loss of $1.2 million and $5.0 million in the three and nine months ended September 30, 2004, respectively, compared to net income of $3.6 million and $4.0 million in the three and nine months ended September 30, 2003, respectively, as a result of the factors discussed above.

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock. In October 2003, we redeemed all remaining Redeemable Preferred Stock. In the final redemption, as in prior periods, we issued shares of Common Stock to satisfy our redemption obligations on our Redeemable and Convertible Preferred Stock. By agreement, such shares were valued at $50.00 each ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of each redemption. As a result, we recorded a benefit available to common stockholders in the three and nine months ended September 30, 2003 of $1.0 million and $3.0 million, respectively.

Other Comprehensive Income (Loss). In the three and nine months ended September 30, 2004 and 2003, other comprehensive income (loss) consists of foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing income or income from continuing operations for the three and nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

General. We have incurred significant losses in recent years, primarily with respect to operations we discontinued in prior years. In addition, we continue to incur significant interest expense on our debt securities and pension costs. We have limited liquidity with which to conduct our operations. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is required to be applied to reduce debt. Cash and marketable securities totaled $14.6 million at September 30, 2004, substantially all of which was generated by the Recorders segment, is excluded from the calculation of Available Cash Flow and is available to be reinvested in our businesses.

We have instituted litigation with the ITC and in the U.S. District Court for the District of Delaware against certain manufacturers of digital still cameras and cellular phones equipped with digital image storage and retrieval capabilities for unauthorized use of our intellectual property. We have spent substantial funds totaling $3.5 million during the last nine months in connection with these suits, and we will be required to spend substantial additional funds if these suits ultimately go to trial and are not resolved through negotiations. Furthermore, we may decide to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed in the near future, which would utilize still additional funds.

We have restructured our long-term senior debt to extend maturities and modify certain covenants that have improved our near-term liquidity. As recently amended, the Senior Notes require that we generate a minimum of $30 million of Available Cash Flow (as defined) during the five-year period ending December 31, 2006. From March 2002 to September 2004, we have generated $5.5 million of Available Cash Flow. We believe that the receipt of royalties from Canon and Sanyo in the fourth quarter of 2004 will enable us to make substantial progress in meeting this covenant. Accordingly, we currently expect that we will satisfy this covenant within the permitted time frame. We intend to apply these royalties to repay the Senior Discount Notes in full and to reduce the outstanding amount of our Senior Notes.

In addition, we have substantial pension contributions and pension related funding due in future periods. If we do not have the resources to make these payments, which in recent years we have not, we will seek to borrow additional funds from a former affiliate, Hillside, to meet these obligations.

Management believes that our liquidity, coupled with our ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and the ability to fund such pension contributions on our behalf, should be sufficient to satisfy all projected cash obligations through September 2005, but there can be no assurance in this regard. In order to satisfy our debt covenants, meet our debt service obligations and to make estimated future pension contributions, we will be required to broadly license our patents to manufacturers of digital still cameras, digital camcorders, DVD and Hard Disk recorders. We have recently entered into several new license agreements with manufacturers of digital still cameras, digital camcorders and DVD recorders. Additional licensing discussions are in progress with other manufacturers. There can be no assurance that we will be able to conclude new license agreements or, if concluded, whether they will generate sufficient licensing revenue to satisfy all of our existing and future commitments.

Cash Flow. We used cash from continuing operating activities totaling $7.0 million in the nine months ended September 30, 2004 and generated cash from continuing operating activities totaling $7.7 million in the nine months ended September 30, 2003. The net change in 2004 resulted from lower licensing revenue, increased patent litigation costs and pension contributions that were offset in part by income from an investment partnership. Cash used by discontinued operations totaled $0.6 million and $0.7 million in the nine months ended September 30, 2004 and 2003, respectively.

Senior Debt. As of September 30, 2004 we had outstanding approximately $89.6 million of total borrowings, which includes approximately $66.6 million under our 12% Senior Notes due 2008, $9.8 million under our 20% Senior Discount Notes due 2006 and $13.2 million of notes payable to Hillside (“Hillside Notes”). Such indebtedness is secured by liens on a substantial portion of our assets, including for certain securities our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which would increase our debt service obligations in the future. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. The indentures under which the Senior Notes and the Senior Discount Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by us and our restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and the Colorado Springs facility and to apply amounts collected to repayment of the Notes.

Pension Contributions and Pension Related Funding Obligations. We are the Plan Sponsor of the Ampex pension plan and of the pension plan of Media, a former subsidiary that was sold in 1995 (“Media”). We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required beginning in 2004 through 2010 in order to fully fund benefits payable to plan participants.

In connection with the sale, Media assumed the obligation to reimburse us for pension contributions that we may be required to make in future years as Plan Sponsor of the Media pension plan. This agreement was intended to make us whole from any expense or cash outlay as it pertains to the Media pension plan. However, if Media becomes financially unable to honor its contractual reimbursement obligation, we would still be required to fund Media’s future pension contributions.

In July 2003, Ampex and Media entered into the Retirement Plan Funding and Settlement Agreement whereby Media agreed to make payments of $74,000 per month to us for as long as required to reimburse us for pension contributions made on behalf of Media.

We account for our contingent obligation to make unreimbursed pension contributions to the Media pension plan as an obligation in accordance with FAS No. 5, “Accounting for Contingencies,” and have recorded a liability for the estimated contingent obligation to fund the pension contribution through 2010 that will not have been reimbursed by that date, as reflected on the schedule below. The liability is evaluated periodically and revised to reflect changes to the actuarial computation of required future pension contributions as well as the financial condition of Media.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan as well as the estimated Media Reimbursement through 2010.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan	Media Reimbursement
	(in thousands)
2004 *	$10,033	$3,841	$(888)
2005	8,505	3,072	(888)
2006	7,298	2,559	(888)
2007	6,935	2,457	(888)
2008	4,127	895	(888)
2009	917	—	(888)

Total	$37,815	$12,824	$(5,328)

*	Through September 30, 2004, payments of $7.2 million and $2.7 million pertaining to the Ampex pension plan and Media pension plan have been made. In 2004, Media has made reimbursement payments totaling $666,000 through September 30, 2004.

The Pension Benefit Guaranty Corporation (“PBGC”), Hillside and Ampex entered into the Joint Settlement Agreement in 1994, whereby Hillside agreed to retain plan termination liability to the PBGC under the Ampex pension plan and Media pension plan after the reorganization of NH Holdings Incorporated, our former parent. Pursuant to this agreement, Hillside was also required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that we were unable to make the pension contributions. Failure by Hillside to advance funds in subsequent periods would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

At our request, Hillside has made the 2004 pension contributions which totaled $7.2 million and $2.7 million pertaining to the Ampex pension plan and the Media pension plan, respectively. We have issued Notes to Hillside in the amount of the pension contributions. We anticipate that, due to our senior debt agreements, Hillside may be required to fund future contributions.

If Hillside is required to make all or portions of the Ampex and/or Media pension contributions, we will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.60% at September 30, 2004). We granted to Hillside a security interest in Data Systems’ inventory and other assets as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Joint Settlement Agreement, and they have represented that they have sufficient assets to fund pension contributions that are scheduled in future years. We have no direct or indirect financial ownership interest in Hillside and, accordingly, have no ability to control Hillside or to mandate its compliance with the terms of the Joint Settlement Agreement. Accordingly, our ability to borrow pension contributions from Hillside is beyond our control.

Off-Balance Sheet Arrangements. During the nine months ended September 30, 2004 and 2003, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the nine months ended September 30, 2004, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2003 Form 10-K, except for the change in debt obligations discussed in Note 9 of the Unaudited Consolidated Notes to the Financial Statements and a reduction, based on an actuarial computation, in required current year pension contributions from $13.9 million estimated at December 31, 2003 to $11.5 million estimated at September 30, 2004. The reduction in the current year pension liability has been added to long-term pension liability.

Recent Pronouncements

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We have adopted EITF Issue 03-6 and have restated previously reported earnings per share for the effect of this pronouncement.

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

Risk Factors

We Have Experienced Significant Losses and Our Losses May Continue

We have incurred significant net losses. These losses were primarily attributable to certain businesses which we discontinued in 2001 and 2000. In addition, we continue to incur significant charges for interest expense and pension funding obligations.

Our continuing operations include the results of our Recorder and Licensing business segments. In the nine months ended September 30, 2004 and for the years ended December 31, 2003, 2002 and 2001, we reported a net loss. Although we have restructured much of our senior debt to limit the amount of interest that we need to pay in cash through 2006 to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance, which will increase our interest expense in future periods.

Data Systems reported operating income and net income in the nine months ended September 30, 2004 and in 2003 and 2002. However, its business is dependent on the funding of government defense programs, which we believe will come under increased pressure in the future, and which may lead to declining sales in our Recorders segment. We are targeting our new disk-based and solid-state memory-based data acquisition recorders to replace a large installed base of Ampex tape-based data acquisition recorders, but there can be no assurance that these products will achieve the same level of market penetration.

In 2004 and 2003, we entered into licensing agreements which provide for substantial royalty payments to us for past and future use of our patents. We continue to attempt to negotiate new license agreements with manufacturers of digital camcorders, digital still cameras, camera equipped cellular phones, DVD recorders and other consumer products for use of our patents.

Our license agreements generally provide for a negotiated one-time payment of royalties due on products sold by the licensee in periods prior to the effective date of the license, as well as ongoing payments over the remaining lives of the patents based on future product sales by the licensee. We are required to apply substantially all our licensing revenue, net of operating expenses, to reduce our debt. At times, we have negotiated a lump sum prepayment in lieu of running royalties, for use of our patents through a specified future date, which enables us to more rapidly pay down our debt.

We have also recently brought litigation against various companies where we believe our patents have been infringed. We have incurred significant litigation expenses of $3.5 million during the nine months ended September 30, 2004 in connection with these suits, and we forecast having to incur significant additional costs if these suits are not resolved through negotiations. Even if we are successful in negotiating new licensing agreements, there can be no assurance that future licensing revenues will attain levels sufficient to repay our debts and other obligations.

Accordingly, there is a material risk that we may not be profitable in future periods.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is required to be applied to reduce debt. Cash and marketable securities totaled $14.6 million at September 30, 2004, substantially all of which was generated by our Recorders segment, is excluded from the calculation of Available Cash Flow and is available to be reinvested in our businesses.

While we have recently restructured our senior debt to extend maturities and modify certain covenants that have improved our near-term liquidity, we are incurring substantial litigation costs to enforce our patents as more fully described above, and we may decide to institute additional litigation against other manufacturers of digital still cameras and other products where our technology is being used if licensing agreements are not completed on satisfactory terms. We also have substantial pension contribution requirements. Our Management believes that our liquidity, coupled with our ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and ability to fund such pension contributions on our behalf, should be sufficient to satisfy our projected cash obligations through September 2005, but there can be no assurance in this regard. If Hillside is unable to fund future pension contributions our financial position could be materially and adversely affected.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of September 30, 2004 we had outstanding approximately $89.6 million of total borrowings, which includes approximately $66.6 million under our 12% Senior Notes due 2008, $9.8 million under our 20% Senior Discount Notes due 2006 and $13.2 million of Hillside Notes incurred in connection with pension contributions advanced by Hillside (as more fully described below under the caption “We Have Substantial Unfunded Pension Liabilities”). Such indebtedness is secured by liens on a substantial portion of our assets, including for certain securities our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which would increase our interest expense in future periods. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. We believe that the receipt of royalties in the fourth quarter of 2004 will enable us to make substantial progress in meeting this covenant and we currently expect that it will be met within the time permitted.

In order to meet our debt service obligations and to make estimated future pension contributions, we will be required to broadly license our patents to manufacturers of digital still cameras, camera equipped cellular phones, digital camcorders and DVD recorders. We have recently entered into several new license agreements with manufacturers of certain of these products. Additional licensing discussions are in progress with other manufacturers. There can be no assurance that we will be able to conclude new license agreements or, if concluded, whether they will generate sufficient licensing revenue to satisfy all of our existing and future commitments. If we fail to generate the required revenues or if we default in our other obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

We expect that our cash balances and expected cash flow from operations as well as our ability to borrow pension contributions from Hillside, and our expectation that Hillside has the intent and ability to fund such pension contributions on our behalf, as discussed below, will be sufficient to fund anticipated operating expenses, capital expenditures and our debt service requirements as they become due, at least through September 2005. However, we cannot assure you that the amounts available from these sources will be sufficient for such purposes in future periods. Also, we cannot assure you that additional sources of funding will be available if we need them or, if available, will be obtained on satisfactory terms. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

We Have Substantial Unfunded Pension Liabilities

The defined benefit pension plans of Ampex and Media are substantially underfunded. We are required to make substantial projected pension contributions under those pension plans beginning in 2004 and thereafter. Based on the most recent actuarial valuation, at December 31, 2003, estimated pension contributions under the Ampex pension plan over the next six years will total $37.8 million, of which $7.2 million has been paid in 2004. We are also the Plan Sponsor and are contingently liable to provide funding for plan benefits under the pension plan of Media, our subsidiary which was sold in 1995. Estimated pension contributions under the Media pension plan over the next six years will total $12.8 million, of which $2.7 million has been paid in 2004.

During 2003, Ampex and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that we may be required to fund under the Media pension plan. At December 31, 2003, we recognized a liability of $7.5 million, of which $5.4 million was provided in the fourth quarter of 2003, representing the probable amount of estimated future funding necessary under the Media pension plan, net of amounts expected to be reimbursed by Media. We continue to assess our obligations under the Media pension plan on an ongoing basis, and we may recognize additional obligations in the future based on those assessments.

Under a Joint Settlement Agreement with Hillside, Ampex and the Pension Benefit Guaranty Corporation, Hillside is required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that we cannot make them. When Hillside advances pension contributions, we become indebted to Hillside and issue an equivalent amount of Hillside Notes. At our request, Hillside has made pension contributions during 2004 totaling $7.2 million and $2.7 million pertaining to the Ampex pension plan and the Media pension plan, respectively. We have issued notes to Hillside in the amount of the pension contributions. We anticipate that, due to our senior debt agreements, Hillside may be required to fund future contributions. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside, and except for the provisions of the Joint Settlement Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

Risks Associated With a Decline in U.S. Government Spending

Data Systems’ business depends materially on continued U.S. government expenditures on intelligence and defense programs. We have recently introduced our new DDRs disk-based instrumentation recorder and our new DSRs solid-state memory-based instrumentation recorder for use in intelligence gathering activities. These products are intended to replace over several years a large installed base of DCRsi tape-based data acquisition recorders. There can be no assurance that these new products will achieve the same level of market acceptance as their tape-based counterparts.

The loss or significant decline in spending on various imaging and intelligence gathering programs where we are subcontractors to prime government contractors or lack of acceptance of our new products could have a material adverse effect on our business. U.S. intelligence and defense budgets have experienced declines from time to time in recent years, resulting in program delays, program cancellations and deferral of funding for approved programs. If sales of new systems decline in the future, we may be increasingly dependent upon revenues from the sale of spare parts, service and tape.

Our Licensing Revenue is Subject to Material Fluctuations and Must be Applied to Repay Debt

Licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent to which third parties use our patented technology, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. Licensing revenue depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. Sales by licensees are beyond our ability to control or predict in advance. In addition, the cost of patent litigation can be material. In recent periods we have incurred significant expenses in connection with litigation that we have initiated against certain manufacturers of digital still cameras and related products for unauthorized use of our intellectual property. We also face the risk that a court could rule that our patents are invalid or not infringed, causing existing licensees to discontinue payments to us.

As discussed above, we recently entered into new license agreements covering digital camcorders, digital still cameras and DVD recorders, and we are in active negotiations with other manufacturers of these products. Under the terms of our debt agreements, we must use the proceeds from licensing, after deducting certain expenses and other costs, to repay debt service costs.

Certain of our digital still camera patents expire in 2006. We cannot assure you that licensees will continue to sell products that use our other digital still camera patents which expire at various dates through 2014. Also, we cannot assure you that we will be able to develop patentable technology that will generate significant licensing revenues in future years to replace patents as they expire. Our expenditures for research and development are less than what we spent in prior years, which are likely to have a long-term adverse effect on our ability to maintain a significant portfolio of patented technologies.

Accordingly, our licensing revenue fluctuates significantly from quarter to quarter and from year to year, and we cannot give any assurance as to the level of licensing revenue that will be realized in future periods. We also cannot assure you that future licensing revenues will be sufficient to repay our debts and other obligations.

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

Risks Associated With Acquisition Strategy

We are not currently seeking to make any acquisitions of a controlling interest in new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. In 2003, our unrestricted subsidiary invested $1 million to acquire a minority interest in a private investment limited partnership that has purchased common shares of a British promotional products company. The limited partnership has sold all of the shares of the products company and distributed the sale proceeds to its partners. We have received total distributions of $3.3 million on our investment, which includes incentive fees earned of $0.6 million from the carried interest assigned from the general partner. Our CEO, Edward Bramson, acquired shares in this company in concert with the limited partnership, and he controls the corporate general partner of the limited partnership. Mr. Bramson served as the temporary, non-executive Chairman of the Board of the British company until July 2004, at which time the Board elected a new executive chairman. Mr. Bramson has assigned to us all compensation he may receive as a non-executive board member. We may not be able to identify or acquire additional acquisition candidates in the future, or complete any further acquisitions or investments on satisfactory terms.

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

Our Operating Results Are Subject to Quarterly Fluctuations

Our sales and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	receipt of licensing revenue;

•	customer ordering patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements;

•	order cancellations;

•	the amount and timing of capital expenditures and other costs relating to our operations and licensing activities;

•	the availability of critical raw materials and inventory subassembly components from our suppliers; and

•	general economic and industry conditions.

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

We May be Unable to Respond to Rapid Technological Change and the Need to Develop New Products

All the industries and markets from which we derive or expect to derive revenues, directly or through our licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that we spend substantial amounts for the research, development and engineering of new products and advances to existing products. We cannot assure you that our existing products, technologies and services will not become obsolete or that any new products, technologies or services will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material adverse effect on our sales and results of operations in the future. The development and introduction of new technologies, products and services are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard. In addition, reductions in our research and development programs could adversely affect our ability to remain competitive.

We Encounter Significant Competition in Our Recorders Segment

Data Systems encounters significant competition in all the markets for its products and services. Many of its competitors have greater resources and access to capital than us. In the mass data storage market, Data Systems competes with a number of well-established competitors such as IBM Corporation, Storage Technology Corporation, Sony and ADIC, as well as smaller companies. In addition, other manufacturers of scanning video recorders may seek to enter the mass data storage market in competition with us. Price declines in competitive storage systems, such as magnetic or optical disk drives, can negatively impact sales of Data Systems’ tape-based DST products.

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

We have recently initiated litigation to enforce our digital still camera patents and we may decide to initiate additional litigation against other manufacturers of digital still cameras and other products to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment in a limited partnership that holds shares in a publicly-held British promotional products company. We accounted for our investment in the partnership under the equity method through September 30, 2004, when the partnership sold or distributed all remaining shares held of the products company, made its final distribution and began to wind up its affairs. We have received total distributions of $3.3 million on our investment of $1 million, which includes incentive fees earned of $0.6 million from the carried interest assigned from the general partner. There were no other material changes during the third quarter of 2004 to the disclosure made under this Item in our 2003 Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We instituted litigation with the ITC and in the U.S. District Court for the District of Delaware against Sanyo in May 2004 and separately against Sony in July 2004 and Kodak in October 2004 for their unauthorized use of our patents in digital still cameras and cell phones equipped with digital image storage and retrieval capabilities. If granted, an ITC exclusion order would prohibit the importation and sale of such products in the United States throughout the duration of the life of each patent. The U.S. District Court suits seek payment of damages.

We have subsequently withdrawn our complaint against Sanyo both in the ITC and in the U.S. District Court as a result of having concluded a license agreement with them. However, litigation with Sony and Kodak continues and we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used if licensing agreements are not completed on satisfactory terms.

We are a party to other routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 2004, we had an accrued liability of $0.3 million for pending environmental liabilities associated with the Sunnyvale site and certain other sites currently owned or leased by us. We have not accrued any liability for contingent liabilities we may incur with respect to former Media sites discussed above. Based on facts currently known to Management, they believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition or cash flow or results of operations or material to investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the third fiscal quarter of 2004 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the third quarter of 2004.

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

ITEM 6. EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: November 19, 2004	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: November 19, 2004	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2004

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