Form 10-K/A
period 2003-12-31
AMPEX CORP /DE/
filed 2005-04-20
CIK 887433

FORM 10-K/A

(Amendment No.1)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

Explanatory Note

Restatement of Financial Statements for Correction of Error in Accounting for the Media Pension Plan

On February 18, 2005, the Audit Committee of the Board of Directors of Ampex Corporation concluded that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2003 and December 31, 2002, including the corresponding 2003 and 2002 unaudited interim periods and for each of the years in the three year period ended December 31, 2003, as well as its unaudited interim financial statements contained on Form 10-Q as of and for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon because of errors in those financial statements. These errors relate to how Ampex accounted for its obligations with respect to a pension plan of its former magnetic tape manufacturing subsidiary (“Media”), which Ampex sold in 1995. These errors are the subject of recent communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), after which the Company revised its views with respect to the appropriate accounting for Media pension plan.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, Ampex remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that Plan.

We had accounted for our obligations under the Media pension plan under SFAS No. 5, “Accounting for Contingencies” since the sale of Media in 1995. However, as a result of communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), we now believe that we should have accounted for these obligations under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.”

In connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company and the Audit Committee determined that its pension accounting constitutes a “material weakness.”

As a result of the foregoing, the Company has restated its consolidated balance sheets at December 31, 2003 and 2002, and consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ deficit for the three years within the period ending December 31, 2003, including the corresponding 2003 and 2002 unaudited interim periods, and the unaudited quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatement affects periods prior to 2001. The impact of the restatement on such prior periods is reflected as an adjustment to accumulated deficit, other accrued liabilities, other liabilities and minimum pension liability adjustment within Accumulated Other Comprehensive Income as of January 1, 2001. The effect of the restatement on net income (loss) and diluted earnings (loss) per share is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K/A.

Note 1, “Restatement of Previously Issued Financial Statements” to the restated consolidated financial statements discloses the nature of the restatement adjustments and shows the impact of each category on net loss from continuing operations, net loss and net income (loss) applicable to common stockholders and related diluted income (loss) per amounts for each of the three years ended December 31, 2003, and the cumulative impact of the adjustments on the balance sheet as of December 31, 2003 and 2002. In addition, Note 1 to the restated consolidated financial statements shows the effects of the adjustment on total liabilities, the accumulated deficit and stockholders’ deficit as of December 31, 2003 and 2002. The impact of the restatement adjustments affecting periods prior to 2001 has been reflected in adjusted stockholders’ deficit as of January, 2001. For information on the impact of the restatement on the years 1999 and 2000, reference is made to Item 6, Selected Financial Data, in Part II of this Form 10-K/A.

For a discussion of the Company’s accounting for its obligations with respect to a pension plan of its former magnetic tape manufacturing subsidiary reference is made to Note 1 and 16, to the restated consolidated financial statements. The Company revised Note 1 to the restated consolidated financial statements to present the revised accounting policies for certain matters included in the restatement. Other notes to the consolidated financial statements affected by the restatement have also been revised.

i

This Form 10-K/A amends and restates Items 1 and 3 of Part I, Items 6, 7, 8 and 9A of Part II, and Item 15 of Part IV of the original Form 10-K, and no other information included in the original Form 10-K is amended hereby. The explanatory caption at the beginning of each of these revised items of this Form 10-K/A sets forth the nature of the revisions to that item.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-K/A. The Company did not amend its Quarterly Reports on Form 10-Q for periods affected by the restatement for the year ended December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-K/A.

The restatement of previously issued financial statements decreased the Company’s net loss and basic and diluted net loss per share in the fiscal year ended December 31, 2003 by approximately $4.0 million or $1.21 per share, increased the Company’s net loss and basic and diluted net loss per share in the fiscal year ended December 31, 2002 by approximately $0.07 million or $0.02 per share and decreased the Company’s net loss and basic and diluted net loss per share in the fiscal year ended December 31, 2001 by approximately $1,3 million or $0.43 per share. On an aggregate basis for the period ended December 31, 2003, the restatement resulted in a cumulative reduction in previously reported net losses of approximately $8.5 million.

This Amendment does not reflect events that have occurred after the April 9, 2004 filing date of the Annual Report on Form 10-K that was originally filed, or modify or update the disclosures presented in the original Form 10-K, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

ii

AMPEX CORPORATION

FORM 10-K/A

Year Ended December 31, 2003

iii

PART I

ITEM 1. BUSINESS

This item 1 has been revised to reflect the restatement, and certain developments occurring subsequent to the filing of the original Form 10-K with respect to the Company’s business. Additional details regarding the restatement are included in Note 1 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

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

Where You Can Find More Information

You are advised to read this Form 10-K/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, our Code of Ethics, and other information for electronic filers (including us) at its website www.sec.gov. We make available free of charge on or through our Internet website located at www.ampex.com our SEC filings on Forms 10-K/A, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

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

Our continuing operations include the results of our manufacturing subsidiary, Data Systems, and the results of our corporate patent licensing division. In 2003 we generated operating income but due to Restructuring Charges and Interest Expense recognized in 2003 we reported a net loss. In 2002 and 2001, we reported an operating loss and net loss. Although we have restructured much of our senior debt whereby the amount of interest that we need to pay in cash through 2006 is limited to Available Cash Flow, as defined, we continue to incur substantial interest expense on our indebtedness and this interest, if not paid in cash, is added to the outstanding debt balance which will increase our interest expense in future periods.

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

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of December 31, 2003 we had outstanding approximately $74.0 million of total borrowings, which includes approximately $61.0 million under our 12% Senior Notes due 2008, $9.7 million under our 20% Senior Discount Notes due 2006 and $3.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million for the Ampex plan and $2.8 million for the Media plan are projected to be paid in 2004 and significant contributions are projected to be required over the next seven years which may total as high as $81 million. The determination of our obligation is dependent on our selection of certain assumptions used by actuaries in calculating such amounts as described in Note 16 of the Notes to Consolidated Financial Statements. It is anticipated that such contributions will be funded by Hillside, at least until our Senior Discount Notes and Senior Notes have been repaid. In that event, we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amount of our outstanding debt.

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

As described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Common and Preferred Shares,” our common stock was removed from listing and registration on the American Stock Exchange in the fourth quarter of 2003. Subsequently, our shares have been quoted on the OTC Bulletin Board, where they were traded prior to listing on the Exchange. The market for our common stock may be adversely affected by this change.

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

Pension Plan Matters, restated

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

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the former Media subsidiaries pension plan (“Media Plan”) that would be funded by us. During 2003, 2002 and 2001 Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.8 million, $1.0 million and $1.3 million, respectively. Payments made by Media either as direct contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. At December 31, 2003, both the Ampex pension plan and the Media pension plan remain underfunded. Unfunded accumulated plan benefits in excess of plan assets totaled $58.5 million under the Ampex Plan and $19.1 million under the Media plan. Plan contributions are scheduled to be paid over the next seven years.

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

As of February 27, 2004, there were 314 holders of record of our Class A Common Stock.

We have not declared any dividends on our Common Stock since our incorporation in 1992 and have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of the indentures for the Senior Notes, Senior Discount Notes and certain other agreements as to the declaration of dividends. Under current circumstances, we may not pay any cash dividends on our Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Notes 10 and 13 of Notes to Consolidated Financial Statements.

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

We have two equity compensation plans – our 1992 Stock Incentive Plan and our 2000 Stock Bonus Plan. Both of these plans were approved by our common stockholders, and provide for the issuance of shares of our Class A Common Stock. These plans do not provide for the issuance of any other class of our equity securities. We have no other equity compensation plans or individual compensation arrangements under which additional equity securities may be issued.

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

ITEM 6. SELECTED FINANCIAL DATA

This item 6 has been restated to correct the accounting for our obligations under the Media pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

The financial data required by Item 6 is included immediately following Item 15 hereof.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion an Analysis of Financial Condition and Results of Operations set forth in this item 7 has been revised to reflect the restatement of the Company’s accounting for the Media pension plan. In addition, the Company updated its disclosure with respect to recently issued accounting standards, critical accounting policies, contractual obligations and retirement benefits.

Restatement of Financial Statements for Correction of Error in Accounting for the Media Pension Plan

We have restated our financial statements in this Form 10-K/A as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003 to correct the accounting for our obligations under a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that Plan.

We had accounted for our obligations under the Media pension plan under SFAS No. 5, “Accounting for Contingencies” since the sale of Media in 1995. However, as a result of communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), we now believe that we should have accounted for these obligations under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” In connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company and the Audit Committee have determined that its pension accounting constitutes a “material weakness.”

Note 1,”Restatement of Previously Issued Financial Statements” to the restated consolidated financial statements discloses the nature of the restatement adjustments and shows the impact of each category of restatement adjustments on net loss from continuing operations, net loss and net income (loss) applicable to common stockholders and related diluted income (loss) per share amounts for each of the three years ended December 31, 2003, and the cumulative impact of the adjustment on the balance sheet at December 31, 2003 and 2002. In addition, Note 1 to the restated consolidated financial statements shows the effects of the adjustment to stockholders’ deficit as of January 1, 2001, which adjustment reflects the impact of the restatement on periods prior to 2001. For information on the impact of the restatement on the years 1999 and 2000, reference is made to Item 6, Selected Financial Data, in Part II of this Form 10-K/A.

For a discussion of the Company’s accounting for its obligations with respect to a pension plan of its former magnetic tape manufacturing subsidiary reference is made to Note 1 and 16, to the restated consolidated financial statements. The Company revised Note 1 to the restated consolidated financial statements to present the revised accounting policies for certain matters included in the restatement. Other notes to the consolidated financial statements affected by the restatement have also been revised.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-K/A. The Company did not amend its Quarterly Reports on Form 10-Q for periods affected by the restatement for the year ended December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-K/A.

The effects of the restatement are shown below:

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
	(in thousands, except per share amounts)
Provision for pension plan funding reimbursement:
As reported	$(5,369)	$—	$—
As restated	$—	$—	$—

Media pension expense:
As reported	$—	$—	$—
As restated	$(1,383)	$(67)	$(1,256)

Net loss from continuing operations:
As reported	$(5,750)	$(2,805)	$(10,875)
As restated	$(1,764)	$(2,872)	$(9,619)

Net loss:
As reported	$(5,750)	$(2,805)	$(28,129)
As restated	$(1,764)	$(2,872)	$(26,873)

Net income (loss) applicable to common stockholders:
As reported	$18,201	$1,387	$(22,409)
As restated	$22,187	$1,320	$(21,153)

Diluted income (loss) per share:
Loss per share from continuing operations
As reported	$(1.74)	$(0.90)	$(3.68)
As restated	$(0.53)	$(0.92)	$(3.25)
Income (loss) per share applicable to common stockholders
As reported	$5.52	$0.45	$(7.58)
As restated	$6.73	$0.42	$(7.16)

Effect on Consolidated Balance Sheets

	Dec. 31, 2003	Dec. 31, 2002

	(in thousands)
Other accrued liabilities:
As reported	$23,956	$10,471
As restated	$24,844	$10,471

Other liabilities:
As reported	$63,802	$64,413
As restated	$74,561	$79,459

Accumulated deficit:
As reported	$(518,578)	$(512,828)
As restated	$(510,042)	$(508,278)

Accumulated other comprehensive loss:
As reported	$(71,990)	$(63,773)
As restated	$(92,173)	$(83,369)

Stockholders’ deficit:
As reported	$(136,137)	$(148,068)
As restated	$(147,784)	$(163,114)

Effect on Consolidated Statements of Cash Flows

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

	(in thousands)
Provision for pension plan funding reimbursement:
As reported	$5,369	$—	$—
As restated	$1,383	$67	$1,256

Reimbursements of pension contributions:
As reported	$—	$—	$—
As restated	$814	$1,011	$1,300

Change in Other accrued liabilities and income taxes payable:
As reported	$456	$(7,138)	$3,998
As restated	$4,297	$(7,138)	$3,998

Change in Other liabilities:
As reported	$2,250	$1,920	$(2,191)
As restated	$(2,405)	$909	$(3,491)

The following table presents the impact of the restatement adjustments affecting periods prior to 2001 on stockholders’ deficit as of January 1, 2001:

Decrease in stockholders’ deficit (in thousands):

Stockholders’ deficit – January 1, 2001, as reported	$(81,235)
Stockholders’ deficit – January 1, 2001, as restated	$(77,874)

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

In 1995, we sold our magnetic tape manufacturing subsidiary, Media. The sale agreement required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. Payments made by Media either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. The actuarial determined unfunded plan liability for the Ampex Plan and for the Media Plan totaled $58.5 million and $19.1 million, respectively at December 31, 2003. Certain of our former employees of a closed foreign subsidiary were covered by a pension plan. We included a liability of $2.5 million in our total liabilities for the plan’s unfunded status at December 31, 2003 based on an actuarial valuation.

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

Overview

In 2003, we generated cash from continuing operations of $10.1 million, which was an improvement over 2002 when we generated $3.1 million and 2001 when we generated cash of $0.7 million. In 2003, Data Systems’ revenues increased by approximately 1.0% from 2002 levels and decreased by approximately 1.9% from 2001 levels, but the favorable product and service revenue mix of government contracts and the continued beneficial effects of our cost reduction activities resulted in operating income of $6.5 million compared to $4.3 million in 2002 and an operating loss of $5.4 million in 2001. Our royalty income increased to $10.1 million in 2003 compared to $4 million in 2002 as a result of the completion of two license agreements authorizing the use of our patents in the manufacture of video tape recorders including digital camcorders. Our corporate licensing division was adversely affected in 2002 by the expiration of certain analog video tape recorder patents and the expiration of a licensing agreement covering other patents when compared to 2001. As a result, our royalty income declined from $12 million in 2001 to $4 million in 2002. We are attempting to negotiate additional licenses of our digital camcorder patents and to enter into new licensing agreements covering our patents which we believe are being used in a variety of other digital consumer products such as digital still cameras and DVDs. We will need to successfully conclude new licensing agreements covering those new products if we are going to be able to generate sufficient Available Cash Flow to repay our debt. Patent negotiations are time consuming and complex, and there can be no assurance that we will be able to successfully negotiate new licensing agreements.

In prior years we exited the Internet business and discontinued certain other operations, which were losing money. At the time of their closure we provided reserves for expected shut down costs and future commitments for which we remained obligated to make payment. In 2003, we made payments of $1.0 million against such commitments, whereas in 2002 and 2001 our discontinued operations used cash of $1.1 million and $8.6 million, respectively. We have been required to borrow funds from a former affiliated company to fund $4.0 million of our pension contributions due in 2002 and 2001. No pension contributions were payable in 2003. We anticipate this affiliate will make pension contributions of approximately $10.7 million on our behalf during 2004, which will increase our indebtedness by an equivalent amount. Significant pension contributions are projected to be required over the next seven years that we expect the affiliate will be required to advance on our behalf at least until our other senior debt has been fully repaid. In accordance with our senior debt agreements, cash payments of interest and principal on our Senior Discount Notes and Senior Notes are repayable solely to the extent of Available Cash Flow which is based largely on royalty income less operating expenses and certain other permitted expenditures. In 2003, we incurred total interest expense of $9.0 million, paid $3.2 million in cash and capitalized the balance as additional debt. In 2002, we incurred total interest expense of $8.5 million, paid $1.2 million in cash and capitalized the balance as additional debt.

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

Our 2003 and 2002 financial results were affected by a number of transactions, including a decrease of $4.2 million and $6.7 million, respectively, in reserves provided on prior years’ foreign, Federal, state and deferred income taxes for years that have been closed to audit or are otherwise determined not to be required and a non-cash pension costs of $2.0 million in 2003. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. We increased the restructuring reserve in 2003 and 2002 by $3.1 million and $2.2 million, respectively, to reflect the depressed Bay Area commercial real estate market where we remain obligated to pay rent on a facility that we abandoned in 2001. Also, while not a component of “Net Income (Loss),” included in the determination of “Comprehensive Income (Loss)” is a charge of $8.9 million, $33.0 million and $33.4 million in 2003, 2002 and 2001, respectively, to minimum pension adjustment to reflect an actuarially computed increase in accumulated pension obligations over pension plan assets. Our reported earnings per share includes the effect of the benefit attributed to common shareholders from extinguishment of preferred stock from the issuance of Common Shares of $24.0 million in 2003, $4.2 million in 2002 and $5.7 million in 2001.

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

Our backlog of firm orders was $10.7 million at December 31, 2003 compared to $4.7 million at December 31, 2002. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict sales levels in future periods. See “Business - Fluctuations in Operating Results; Seasonality and Backlog.”

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

Operating Income (Loss). We reported operating income of $5.9 million in 2003 compared to an operating loss of $0.2 million in 2002 and an operating loss of $2.3 million in 2001. The increase in operating income in 2003 was primarily as a result of the factors discussed above under “Royalty Income” and “Gross Profit”.

Media Pension Expense. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold in 1995, and obligated to make pension contributions to that Plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions. Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.8 million, $1.0 million and $1.3 million in 2003, 2002 and 2001, respectively.

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

Net Income (Loss). We reported a net loss of $1.8 million in 2003 compared to a $2.9 million net loss in 2002, primarily as a result of the factors discussed above under “Operating Income (Loss)”, and “Provision for (Benefit of) Income Taxes.” In 2001, we reported a net loss of $26.9 million, primarily due to the factors discussed above under “Gross Profit” and “Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations.”

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

Other Comprehensive Income. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” we have recorded in “Accumulated Other Comprehensive Income” a non-cash charge of $8.9 million in 2003, $33.0 million in 2002 and $33.4 million to increase the additional minimum pension liability to $92.9 million at December 31, 2003, representing the excess of accumulated benefit obligations over the fair value of plan assets that is yet to be recorded in our Income Statement as unfunded accrued pension cost. We terminated benefit service and compensation credit accruals under the pension plan in 1994. Since that date pension expense recorded in Net Income (Loss) has not been material. In future years, as a result of plan assumptions, the underfunded status of the plan may result in the recognition of non-cash pension losses, which would be charged to operations.

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

Senior Debt. As of December 31, 2003 we had outstanding approximately $74.0 million of total borrowings, which includes approximately $61.0 million under our 12% Senior Notes due 2008, $9.7 million under our 20% Senior Discount Notes due 2006 and $3.3 million of Hillside Notes. Such indebtedness is secured by liens on a substantial portion of our assets. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements. In March 2004, we received consent from the holders of our senior debt securities (i) to extend the maturity date of our Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which we are required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on our pension notes through December 31, 2006. Substantial pension contributions are projected to be required beginning in 2004 and thereafter. Pension contributions totaling $7.9 million for the Ampex plan and $2.8 million for the Media plan are projected to be paid in 2004. It is anticipated that such contributions will be funded by Hillside. In that event we would issue additional notes to Hillside in an equivalent amount, which will correspondingly increase the amounts of our outstanding debt.

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

Cash Flow. We generated cash from continuing operating activities totaling $10.1 million in 2003, in part due to the collection of a one-time royalty payment of $4.9 million (after withholding taxes) for royalties due on products sold in prior periods. We generated cash from continuing operating activities totaling $3.1 million in 2002 and generated cash of $0.7 million in 2001. Cash used by discontinued operations totaled $1.0 million in the year ended December 31, 2003, $1.1 million in the year ended December 31, 2002 and $8.7 million in the year ended December 31, 2001.

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

Contractual Obligations. An aggregate listing of our contractual obligations and commercial commitments is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	Restated				Restated
	(in thousands)
Senior debt (a)	$70,763	$—	$9,757	$61,006	$—
Other debt (b)	3,259	—	3,259	—	—
Capital lease obligations	10	10	—	—	—
Operating leases (c)	13,803	3,257	5,979	4,567	—
Other long-term obligations (d)	87,186	14,681	23,344	16,155	33,006

(a)	The maturity date of the Senior Discount Notes is January 2006 and the maturity date of the Senior Notes is August 2008. Pursuant to these agreements, substantially all Available Cash Flow is to be applied first to the Senior Discount Notes in full repayment of principal and accrued interest and second to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 10 to Consolidated Financial Statements.
(b)	Other debt includes Hillside notes payable. See Note 10 to Consolidated Financial Statements.
(c)	Operating leases include facility rentals of discontinued operations or abandoned leaseholds, which we are attempting to sublease. Amounts shown above exclude projected sublease rental income, which we have included in establishing reserves for the closure of discontinued operations or reserve for restructuring.
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

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit (a)	$1,390	$—	$—	$1,390	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

Recent Accounting Pronouncements

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

ITEM 8. RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item 8 has been restated to correct the accounting for our obligations under the Media pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

The financial statements required by Item 8 and the financial statement schedules required by Item 15(d) are included following Item 15 hereof. The supplementary financial information called for by Item 8 is reflected in Note 24 of the Notes to Consolidated Financial Statements following Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

This item 9A has been restated to correct the accounting for our obligations under the Media pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Management’s Report on Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As of December 31, 2003 we did not maintain effective controls over the application of generally accepted accounting principles related to the complex, non-routine pension obligations of a disposed subsidiary sold in 1995.

This control deficiency resulted in the following adjustments of our financial statements.

On February 18, 2005, the Audit Committee of the Board of Directors of Ampex Corporation concluded that the previously issued financial statements contained in our Annual Report on Form 10-K as of December 31, 2003 and December 31, 2002, including the corresponding 2003 and 2002 unaudited interim periods, and for each of the years in the three year period ended December 31, 2003, as well as our unaudited interim financial statements contained on Form 10-Q as of and for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon because of errors in those financial statements. These errors relate to how we accounted for our obligations with respect to a pension plan of our former magnetic tape manufacturing subsidiary (“Media”), which we sold in 1995. These errors are the subject of recent communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), after which we revised our views with respect to the appropriate accounting for the Media pension plan.

We have restated our financial statements in this Form 10-K/A as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003 to correct the accounting for our obligations under a pension plan of Media which we disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse us for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and we remained obligated to make pension contributions to that Plan.

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness, as defined by the PCAOB as of December 31, 2003. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

Changes in Internal Control Over Financial Reporting

Our management has identified the steps necessary to address the material weakness described above, as follows:

•	Engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

•	Involving both internal accounting personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to a transactions;

•	Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

•	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

We began to execute the remediation plans identified above in the first quarter of 2005.

We have also implemented policies and procedures to assure adequate and timely involvement of outside accounting contractors, as needed; to obtain guidance as to the application of generally accepted accounting principles to complex, non-routine transactions. We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of our 2004 Annual Report on Form 10-K and that these measures have been effective to ensure that information required to be disclosed in the 2004 Form 10-K has been recorded, processed, summarized and reported correctly. We are in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and expect that testing of these controls will be substantially completed by the end of our fiscal second quarter of 2005. We will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

There was no change in our internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2003 because of the material weakness identified above.

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

ITEM 12. SECURITY O WNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

2.	Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

3.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through June 1, 2003 (filed as Exhibit 3.1 to the 2003 Form 10-Q for the quarter ended June 30, 2003 (the “Third Quarter 2003 10-Q”) and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 3.2 to the 2001 Form 10-K and incorporated herein by reference).

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Third Quarter 2003 10-Q and incorporated herein by reference).

4.2	Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the 1996 Form S-3 and incorporated herein by reference.

4.3	Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 Form 10-K and incorporated herein by reference).

4.4	Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008, including forms of 12% Senior Notes and Security Agreement (filed as Exhibit 4.4 to the 2001 Form 10-K and incorporated herein by reference).

4.5*	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008.

4.6*	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes.

4.7	Note Purchase Agreement dated as of November 6, 2000, among Ampex Data Systems Corporation (“Data Systems”), the Company and the several Purchasers named therein (filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000 (the “Third Quarter 2000 10-Q”) and incorporated herein by reference).

4.8	Senior Discount Note due May 31, 2001 in the amount of $6,243,688.89 (filed as Exhibit 4.2 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.9	Senior Discount Note due May 31, 2001 in the amount of $1,895,405.56 (filed as Exhibit 4.3 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.10	Senior Discount Note due May 31, 2001 in the amount of $780,461.11 (filed as Exhibit 4.4 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.11	Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues, dated as of November 6, 2000, between Data Systems and the Trustee named therein (filed as Exhibit 4.5 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.12	Collateral Security Agreement, dated as of November 6, 2000, between the Company and the Secured Party named therein (filed as Exhibit 4.8 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.13	Form of Management Rights Letter (filed as Exhibit 4.6 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.14	Form of Management Rights Letter (filed as Exhibit 4.7 to the Third Quarter 2000 10-Q and incorporated herein by reference).

4.15	Amendment to Note Purchase Agreement dated as of May 30, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”) and incorporated herein by reference).

4.16	First Amendment to Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues, dated as of May 30, 2001, between Data Systems and the Trustee named therein (filed as Exhibit 4.2 to the Second Quarter 2001 Form 10-Q and incorporated herein by reference).

4.17	Second Amendment to Note Purchase Agreement, dated as of August 13, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.3 to the Second Quarter 2001 Form 10-Q and incorporated herein by reference).

4.18	Third Amendment to Note Purchase Agreement dated as of October 26, 2001, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.4 to the Second Quarter 2001 Form 10-Q and incorporated herein by reference).

4.19	Fourth Amendment to Note Purchase Agreement dated as of January 31, 2002, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.9 to the 2001 Form 10-K and incorporated herein by reference).

4.20	Fifth Amendment to Note Purchase Agreement dated as of March 25, 2002, among Data Systems, the Company and the several Note Purchasers named therein (filed as Exhibit 4.19 to the 2001 Form 10-K and incorporated herein by reference).

4.21*	Sixth Amendment to Note Purchase Agreement dated as of March 2, 2004, among Data Systems, the Company and the several Note Purchasers named therein.

4.22	Security Agreement dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated. (filed as Exhibit 4.3 to the 2002 Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.1	Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through May 24, 2002 (filed as Annex A to the Company’s Proxy Statement dated April 19, 2002 and incorporated herein by reference).

10.2	Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the 1997 Form 10-K and incorporated herein by reference).

10.3	Ampex Corporation 2000 Stock Bonus Plan, as adopted on June 9, 2000 (filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-8 (File No. 333-41652) and incorporated herein by reference).

10.4	Ampex Systems Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company’s 1997 Form 10-K and incorporated herein by reference).

10.5	Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 33-47660) and incorporated herein by reference).

10.6	Form of Indemnification Agreement entered into between the Company and members of the Board of Directors (filed as Exhibit 10.06 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Form of Employment Security Letter entered into between the Company and certain executive officers of the Company, dated July 24, 1998 (filed as Exhibit 10.9 to the 1999 Form 10-K and incorporated herein by reference).

10.8	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California. (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.9	Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant. (filed as Exhibit 10.12 to the 1999 Form 10-K and incorporated herein by reference).

10.10	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California. (filed as Exhibit 10.12 to the 2001 Form 10-K and incorporated herein by reference).

10.11	Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (filed as Exhibit 10.15 to the 2000 Form 10-K and incorporated herein by reference).

10.12	Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group (filed as Exhibit 10.14 to the 2001 Form 10-K and incorporated herein by reference).

10.13	Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (filed as Exhibit 10.15 to the 2001 Form 10-K and incorporated herein by reference).

10.14	Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions (filed as Exhibit 4.11 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).

10.15	Second Amendment dated as of September 2002 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.1 to the Third Quarter 2002 Form 10-Q and incorporated herein by reference).

10.16*	Third Amendment dated as of March 2, 2004 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended.

10.17*	Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc.

10.18	Promissory Note dated August 6, 1999, issued by First Jeffson Corporation (formerly Sherborne Investments Corporation) to the Company in the principal amount of $1,779,050 (filed as Exhibit 10.21 to the 2000 Form 10-K and incorporated herein by reference).

10.19	Promissory Note dated April 18, 2001, issued by Second Jeffson Corporation (formerly Sherborne Capital Incorporated) to the Company in the principal amount of $1,848,000 (filed as Exhibit 10.17 to the 2001 Form 10-K and incorporated herein by reference).

10.20	Promissory Note dated November 15, 2000, issued by First Jeffson Corporation (formerly Sherborne Investments Corporation) to the Company in the principal amount of $1,015,000.50 (filed as Exhibit 10.23 to the 2000 Form 10-K and incorporated herein by reference).

10.21*	Letter Agreement dated as of March 17, 2004, between Ampex Corporation and First Jeffson Corporation, relating to foreclosure under certain promissory notes and pledge agreements.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page of this Report).

31.1*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the fiscal quarter ended December 31, 2003, we filed the following reports on Form 8-K:

(i)	Current Report on Form 8-K dated October 7, 2003 under Items 5 and 7, attaching our press release announcing that we had notified holders of our outstanding 8% Noncumulative Redeemable Preferred Stock that we intend to redeem all such outstanding shares by issuing shares of our Class A Common Stock in payment of the redemption price and such redemption was expected to close on October 30, 2003.

(ii)	Current Report on Form 8-K dated October 21, 2003 under Items 5 and 7, attaching our press release announcing that we had received notice from the American Stock Exchange that the Exchange intended to proceed with the removal of our Common Stock from listing and registration on the Exchange and that we would appeal the decision.

(iii)	Current Report on Form 8-K dated November 14, 2003 under Items 7 and 12; attaching our earnings release for the quarter ended September 30, 2003, including related financial statements.

(iv)	Current Report on Form 8-K dated November 21, 2003 under Items 5 and 7, attaching our press release announcing that the Exchange would not grant a waiver of its continued listing standards to us and would suspend trading in our Common Stock as soon as practicable.

(c)	Exhibits. See Item 15(a)(3) above.

(d)	Financial Statement Schedules. See Items 8 and 15(a)(2) above

*	Filed herewith.

SELECTED FINANCIAL DATA

This item 6 has been restated to correct the accounting for our obligations under the Media pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Additional details regarding the restatement are included in Note 1”Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

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

Statement of Operations Data, as restated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Total revenue	$43,359	$36,989	$46,020	$59,854	$71,483
Total costs and operating expenses
As originally reported	42,794	37,235	48,340	52,153	61,252
As restated	37,425	37,235	48,340	52,153	61,252
Income (loss) from continuing operations
As originally reported	(5,750)	(2,805)	(10,875)	1,480	5,012
As restated	(1,764)	(2,872)	(9,619)	3,171	5,726
Net loss
As originally reported	(5,750)	(2,805)	(28,129)	(36,696)	(15,568)
As restated	(1,764)	(2,872)	(26,873)	(35,005)	(14,854)
Diluted income (loss) per share from continuing operations
As originally reported	(1.74)	(0.90)	(3.68)	0.41	1.39
As restated	(0.53)	(0.92)	(3.25)	0.89	1.59
Diluted income (loss) per share
As originally reported	5.52	0.45	(7.58)	(9.91)	(4.22)
As restated	6.73	0.42	(7.16)	(9.43)	(4.12)

Balance Sheet Data, as restated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Working capital	$1,256	$8,532	$4,698	$15,024	$47,262
Total assets	35,197	29,339	39,173	60,317	107,320
Long-term debt	74,022	68,218	58,790	46,086	44,666
Redeemable preferred stock	—	25,754	30,050	34,346	38,642
Convertible preferred stock	—	—	102	2,250	3,770
Total stockholders’ deficit
As originally reported	(136,137)	(148,068)	(123,599)	(81,235)	(32,822)
As restated	(147,784)	(163,114)	(131,717)	(77,874)	(31,152)

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

By:	/s/ Edward J. Bramson
Edward J. Bramson
Chairman and Chief Executive Officer

Date:	April 15, 2005

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

Signature	Title	Date
/s/ Edward J. Bramson Edward J. Bramson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2005

/s/ Craig L. McKibben Craig L. McKibben	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2005

/s/ Douglas T. McClure. Jr. Douglas T. McClure, Jr.	Director	April 15, 2005

/s/ Peter Slusser Peter Slusser	Director	April 15, 2005

/s/ William A. Stoltzfus. Jr. William A. Stoltzfus, Jr.	Director	April 15, 2005

AMPEX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Ampex Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 42 presents fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, Restatement of Previously Issued Financial Statements, the Company has restated previously issued financial statements.

As further discussed in Note 2, the Company relies on a related party for pension funding.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

April 9, 2004, except for Note 1, as to which date is April 15, 2005

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2003	December 31, 2002
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$14,023	$7,579
Short-term investments	—	1,483
Accounts receivable (net of allowances of $137 in 2003 and $112 in 2002)	4,513	4,064
Inventories	6,343	7,336
Other current assets	4,366	2,368

Total current assets	29,245	22,830

Property, plant and equipment	4,825	5,757
Other assets	1,127	752

Total assets	35,197	$29,339

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$146	$457
Accounts payable	1,511	962
Net liabilities of discontinued operations	1,076	1,108
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	24,844	10,471

Total current liabilities	28,877	14,298
Long-term debt	74,022	68,218
Other liabilities	74,561	79,459
Accrued restructuring costs	3,450	1,700
Net liabilities of discontinued operations	2,071	3,024

Total liabilities	182,981	166,699

Commitments and contingencies (Note 12)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2003 and in 2002
Issued and outstanding - none in 2003 and in 2002	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2003 and in 2002
Issued and outstanding - none in 2003; 12,877 in 2002	—	25,754

Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2003 and in 2002
Issued and outstanding - none in 2003 and in 2002	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2003 and in 2002
Issued and outstanding - none in 2003 and in 2002	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2003 and in 2002
Issued and outstanding - 3,728,017 shares in 2003; 3,170,610 in 2002	37	32
Class C:
Authorized: 50,000,000 shares in 2003 and in 2002
Issued and outstanding - none in 2003 and in 2002	—	—
Other additional capital	454,394	428,501
Accumulated deficit	(510,042)	(508,278)
Accumulated other comprehensive loss	(92,173)	(83,369)

Total stockholders’ deficit	(147,784)	(163,114)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$35,197	$29,339

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
Royalty income	$10,054	$3,969	$12,056
Product revenue	23,972	24,477	27,719
Service revenue	9,333	8,543	6,245

Total revenue	43,359	36,989	46,020

Intellectual property costs	1,633	958	646
Cost of product sales	17,279	20,201	24,451
Research, development and engineering	3,179	2,614	5,494
Selling and administrative	12,236	11,217	14,231
Restructuring charges	3,098	2,245	3,518

Total costs and operating expenses	37,425	37,235	48,340

Operating income (loss)	5,934	(246)	(2,320)

Media pension expense	1,383	67	(1,256)
Equity in net loss of limited partnership	459	—	—
Interest expense	9,000	8,465	7,233
Amortization of debt financing costs	57	460	529
Interest income	(103)	(360)	(330)
Other (income) expense, net	74	236	(52)

Loss from continuing operations before income taxes	(4,936)	(9,114)	(8,444)

Provision for (benefit of) income taxes	(3,172)	(6,242)	1,175

Loss from continuing operations	(1,764)	(2,872)	(9,619)

Loss from discontinued operations (net of taxes of nil in 2001)	—	—	(6,916)

Loss on disposal of discontinued operations (net of taxes of nil in 2001)	—	—	(10,338)

Net loss	(1,764)	(2,872)	(26,873)

Benefit from extinquishment of mandatorily redeemable preferred stock	23,951	4,192	5,720

Net income (loss) applicable to common stockholders	22,187	1,320	(21,153)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	103	88	(160)
Minimum pension adjustment	(8,907)	(33,011)	(33,428)

Comprehensive income (loss)	$13,383	$(31,603)	$(54,741)

Basic income (loss) per share :
Income (loss) per share from continuing operations	$(0.53)	$(0.92)	$(3.25)
Loss per share from discontinued operations	$0.00	$0.00	$(5.84)
Income (loss) per share applicable to common stockholders	$6.73	$0.42	$(7.16)

Weighted average number of common shares outstanding	3,297,927	3,116,641	2,955,600

Diluted income (loss) per share :
Income (loss) per share from continuing operations	$(0.53)	$(0.92)	$(3.25)
Loss per share from discontinued operations	$0.00	$0.00	$(5.84)
Income (loss) per share applicable to common stockholders	$6.73	$0.42	$(7.16)

Weighted average number of common shares outstanding	3,297,977	3,116,641	2,955,600

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(1,764)	$(2,872)	$(26,873)
Loss from discontinued operations	—	—	17,254
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	1,089	1,223	1,724
Accretion of interest expense	8,793	8,111	1,715
Provision for pension plan funding reimbursement	1,383	67	(1,256)
Reversal of prior year’s tax reserves	(4,164)	(6,713)	—
Equity in net loss of limited partnership	459	—	—
Periodic pension cost	600	103	(480)
Net loss on disposal of assets	2	149	—
Issuance of stock for services rendered	—	—	160
Changes in operating assets and liabilities:
Accounts receivable	(294)	2,054	3,141
Inventories	993	5,922	3,288
Other assets	(1,999)	2,059	(252)
Accounts payable	517	(2,736)	(453)
Other accrued liabilities and income taxes payable	4,297	(7,138)	3,998
Accrued restructuring costs	1,750	962	424
Other liabilities	(1,591)	1,920	(1,711)

Net cash provided by continuing operations	10,071	3,111	(679)
Net cash used in discontinued operations	(985)	(1,125)	(8,705)

Net cash provided by (used in) operating activities	9,086	1,986	(8,026)

Cash flows from investing activities:
Purchases of long-term investments	(945)	—	—
Purchases of short-term investments	—	(1,483)	—
Proceeds received on the maturity of short-term investments	1,483	—	—
Proceeds from the sale of short-term investments	—	—	5,011
Additions to property, plant and equipment	(25)	(253)	(123)
Deferred gain on sale of assets	(50)	(50)	(113)

Net cash provided by (used in) continuing operations	463	(1,786)	4,775
Net cash provided by discontinued operations	—	—	121

Net cash provided by (used in) investing activities	463	(1,786)	4,896

Cash flows from financing activities:
Borrowings under debt agreements	—	17,477	34,577
Repayments under debt agreements	(3,311)	(18,173)	(33,734)
Proceeds from issuance of common stock	144	—	14

Net cash provided by (used in) continuing operations	(3,167)	(696)	857

Net cash provided by (used in) financing activities	(3,167)	(696)	857

Effects of exchange rates on cash	62	60	(96)

Net increase (decrease) in cash and cash equivalents	6,444	(436)	(2,369)
Cash and cash equivalents, beginning of period	7,579	8,015	10,384

Cash and cash equivalents, end of period	$14,023	$7,579	$8,015

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For Each of the Three Years in the Period Ended

December 31, 2003

(in thousands)

	Common Stock Class A		Other Additional Capital	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Comprehensive Income (Loss)		Total Stockholders’ Deficit
	Shares	Amount				Cumulative Translation Adjustment	Minimum Pension Liability Adjustment
					Restated		Restated	Restated
Balances, December 31, 2000	2,904	$29	$422,130	$(4,642)	$(478,533)	$695	$(17,553)	$(77,874)

Net loss	—	—	—	—	(26,873)	—	—	(26,873)

Translation adjustments	—	—	—	—	—	(160)	—	(160)

Minimum pension liability adjustment	—	—	—	—	—	—	(33,428)	(33,428)

Issuance of shares to Sherborne	50	1	159	—	—	—	—	160

Preferred stock converted or redeemed	129	1	6,443	—	—	—	—	6,444

Stock based compensation charge for non-employees	—	—	14	—	—	—	—	14

Balances, December 31, 2001	3,083	31	428,746	(4,642)	(505,406)	535	(50,981)	(131,717)

Net loss	—	—	—	—	(2,872)	—	—	(2,872)

Translation adjustments	—	—	—	—	—	88	—	88

Minimum pension liability adjustment	—	—	—	—	—	—	(33,011)	(33,011)

Transfer notes receivable to other additional capital	—	—	(4,642)	4,642	—	—	—	—

Preferred stock converted or redeemed	88	1	4,397	—	—	—	—	4,398

Balances, December 31, 2002	3,171	32	428,501	—	(508,278)	623	(83,992)	(163,114)

Net loss	—	—	—	—	(1,764)	—	—	(1,764)

Translation adjustments	—	—	—	—	—	103	—	103

Exercise of stock options	42	—	144	—	—	—	—	144

Minimum pension liability adjustment	—	—	—	—	—	—	(8,907)	(8,907)

Preferred stock redeemed	515	5	25,749	—	—	—	—	25,754

Balances, December 31, 2003	3,728	$37	$454,394	$—	$(510,042)	$726	$(92,899)	$(147,784)

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Restatement of Previously Issued Financial Statements

On February 18, 2005, the Audit Committee of the Board of Directors of Ampex Corporation concluded that the financial statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2003 and December 31, 2002 and for each of the years in the three year period ended December 31, 2003, as well as its interim financial statements contained on Form 10-Q as of and for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon because of errors in those financial statements. These errors relate to how Ampex accounted for its obligations with respect to a pension plan of its former magnetic tape manufacturing subsidiary (“Media”), which Ampex sold in 1995. These errors are the subject of recent communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), after which the Company revised its views with respect to the appropriate accounting for the Media pension plan. The Company had accounted for its obligations under the Media pension plan under SFAS No. 5, “Accounting for Contingencies” since the sale of Media in 1995. However, as a result of above mentioned communications with the SEC, the Company now believes that it should have accounted for these obligations under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.”

The Company has restated its financial statements in this Form 10-K/A as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 to correct the accounting for its obligations under the Media pension plan in accordance with SFAS No. 87.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, Ampex remained the Plan Sponsor of the Media pension plan and obligated to make pension contributions to that Plan.

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

During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us. The actuarial determined unfunded plan liability for the Media Plan totaled $19.1 million at December 31, 2003.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

	(in thousands, except per share amounts)
Provision for pension plan funding reimbursement:
As reported	$(5,369)	$—	$—
As restated	$—	$—	$—

Media pension expense:
As reported	$—	$—	$—
As restated	$(1,383)	$(67)	$(1,256)

Net loss from continuing operations:
As reported	$(5,750)	$(2,805)	$(10,875)
As restated	$(1,764)	$(2,872)	$(9,619)

Net income (loss) applicable to common stockholders:
As reported	$18,201	$1,387	$(22,409)
As restated	$22,187	$1,320	$(21,153)

Diluted income (loss) per share:
Loss per share from continuing operations
As reported	$(1.74)	$(0.90)	$(3.68)
As restated	$(0.53)	$(0.92)	$(3.25)
Income (loss) per share applicable to common stockholders
As reported	$5.52	$0.45	$(7.58)
As restated	$6.73	$0.42	$(7.16)

Effect on Consolidated Balance Sheets

	Dec. 31, 2003	Dec. 31, 2002
	(in thousands)
Other accrued liabilities:
As reported	$23,956	$10,471
As restated	$24,844	$10,471

Other liabilities:
As reported	$63,802	$64,413
As restated	$74,561	$79,459

Accumulated deficit:
As reported	$(518,578)	$(512,828)
As restated	$(510,042)	$(508,278)

Accumulated other comprehensive loss:
As reported	$(71,990)	$(63,773)
As restated	$(92,173)	$(83,369)

Stockholders’ deficit:
As reported	$(136,137)	$(148,068)
As restated	$(147,784)	$(163,114)

Effect on Consolidated Statements of Cash Flows

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

	(in thousands)
Provision for pension plan funding reimbursement:
As reported	$5,369	$—	$—
As restated	$1,383	$67	$1,256

Reimbursements of pension contributions:
As reported	$—	$—	$—
As restated	$814	$1,011	$1,300

Change in Other accrued liabilities and income taxes payable:
As reported	$456	$(7,138)	$3,998
As restated	$4,297	$(7,138)	$3,998

Change in Other liabilities:
As reported	$2,250	$1,920	$(2,191)
As restated	$(2,405)	$909	$(3,491)

The following table presents the impact of the restatement adjustments affecting periods prior to 2001 on stockholders’ deficit as of January 1, 2001:

Decrease in stockholders’ deficit (in thousands):

Stockholders’ deficit – January 1, 2001, as reported	$(81,235)
Stockholders’ deficit – January 1, 2001, as restated	$(77,874)

Note 2 - Ampex Corporation and Summary of Significant Accounting Policies

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss:
As restated	$(1,764)	$(2,872)	$(26,873)
Compensation expense, net of tax	(13)	(140)	(197)

Pro forma	$(1,777)	$(3,012)	$(27,070)

Net income (loss) applicable to common stockholders:
As restated	$22,187	$1,320	$(21,153)
Compensation, net of tax	(13)	(140)	(197)

Pro forma	$22,174	$1,180	$(21,350)

Basic and diluted income (loss) per share:
Loss per share, as restated	$(0.53)	$(0.92)	$(9.09)
Loss per share, pro forma as restated	$(0.54)	$(0.97)	$(9.16)
Income (loss) per share applicable to common stockholders, as restated	$6.73	$0.42	$(7.16)
Income (loss) per share applicable to common stockholders, pro forma restated	$6.72	$0.38	$(7.22)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 – Discontinued Operations

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 4 - Computation of Basic and Diluted Income (Loss) per Share, restated

A reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator
Loss from continuing operations, as restated	$(1,764)	$(2,872)	$(9,619)

Net income (loss) applicable to common stockholders, as restated	$22,187	$1,320	$(21,153)

Denominator - Basic
Weighted average common stock outstanding	3,297,927	3,116,641	2,955,600

Loss per share from continuing operations, as restated	$(0.53)	$(0.92)	$(3.25)

Basic income (loss) per share applicable to common stockholders, as restated	$6.73	$0.42	$(7.16)

Denominator - Diluted
Weighted average common stock outstanding	3,297,927	3,116,641	2,955,600
Effect of dilutive securities:
Stock options	50	—	—

	3,297,977	3,116,641	2,955,600

Loss per share from continuing operations, as restated	$(0.53)	$(0.92)	$(3.25)

Diluted income (loss) per share applicable to common stockholders, as restated	$6.73	$0.42	$(7.16)

In the year ended December 31, 2003, the Company issued 515,040 shares of Common Stock to redeem 12,877 shares of Redeemable Preferred Stock. In the year ended December 31, 2002, the Company issued 2,040 shares of Common Stock to redeem 51 shares of Convertible Preferred Stock and 85,920 shares of Common Stock to redeem 2,148 shares of Redeemable Preferred Stock. In the year ended December 31, 2001, the Company issued 42,960 shares of Common Stock to redeem 1,074 shares of Convertible Preferred Stock and 85,920 shares of Common Stock to redeem 2,148 shares of Redeemable Preferred Stock. Such shares of common stock are included in the weighted average common stock outstanding from the dates of exchange.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 5 - Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Interest paid	$3,220	$1,204	$2,742
Income taxes paid	1,101	412	1,230
Debt financing costs	—	—	179
Common stock issued for services rendered	—	—	160
Preferred stock (redemptions)	(25,754)	(4,296)	(4,296)
Preferred stock (conversions)	—	(102)	(2,148)

Note 6 – Investments

The carrying and market value of short-term investments available-for-sale are as follows (in thousands):

	December 31, 2002			Scheduled Maturity Date
	Carrying Value	Unrealized Gains	Fair Value
Euro government bonds	$1,483	$—	$1,483	Aug. 2003

Due within 1 year	$1,483

There were no short-term investments held by the Company at December 31, 2003.

Note 7 - Inventories

	December 31,
	2003	2002
	(in thousands)
Raw materials	$1,785	$2,673
Work in process	3,327	3,285
Finished goods	1,231	1,378

Total	$6,343	$7,336

Inventories include a write down for obsolete and slow-moving items of $0.2 million, $0.8 million and $3.0 million in 2003, 2002 and 2001, respectively.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 - Property, Plant and Equipment

	December 31,
	2003	2002
	(in thousands)
Land	$952	$952
Buildings and improvements	9,360	9,359
Furniture, fixtures and equipment	14,048	13,867

	24,360	24,178
Less accumulated depreciation	(19,535)	(18,421)

Total	$4,825	$5,757

Depreciation charged to continuing operations was $1.0 million, $1.0 million and $1.2 million in 2003, 2002 and 2001, respectively.

Note 9 - Other Accrued Liabilities, restated

	December 31,
	2003	2002
	Restated	Restated
	(in thousands)
Compensation and employee benefit	$2,087	$1,590
Pension	10,841	694
Accrued pension contributions for Media Plan	3,841	—
Deferred revenue and customer deposits	5,236	2,794
Taxes	1,136	3,122
Warranty and other product costs	641	1,052
Interest payable	259	283
Environmental	100	100
Other	703	836

Total	$24,844	$10,471

The increase in accrued pension liabilities from December 31, 2002 to December 31, 2003 is primarily attributed to the change in interest rate assumptions, portfolio performance and other actuarial assumptions. It is anticipated that pension contributions due under the Company’s defined benefit plan and the Media defined plan totaling $10.7 million will be funded in 2004 by Hillside in which case the Company would issue notes to Hillside in an equivalent amount. See Note 10 and Note 16.

A reconciliation of the changes in the warranty and other product costs liability account is as follows:

	2003	2002
	(in thousands)
Balance at January 1	$1,052	$1,581
Accruals for warranties issued during the period	75	180
Settlements made during the period in cash or in kind	(486)	(709)

Balance at December 31	$641	$1,052

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 - Debt

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Noncurrent Maturities of Long-term Debt

The following table summarizes the scheduled noncurrent maturities of the Company’s long-term debt as of December 31, 2003, for years subsequent to 2004:

Year	(in thousands)
2006	$13,016
2008	61,006

Note 11 - Other Liabilities, restated

	December 31,
	2003	2002
	Restated	Restated
	(in thousands)
Pension	$57,281	$58,423
Accrued pension costs for Media Plan	15,302	16,359
Reserve for tax liabilities	1,150	3,324
Other postemployment benefits	226	246
Environmental	295	800
Other	307	307

Total	$74,561	$79,459

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in reserve for current and long-term tax liabilities reflects the decrease in reserves provided on prior years’ foreign, Federal and state income taxes for years where the Company reached a proposed settlement with tax authorities or where years have been closed to audit. Accordingly, in 2003, the Company recognized a non-cash benefit of income taxes of $4.2 million.

Note 12 - Commitments and Contingencies, restated

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company is the plan sponsor and is liable to provide funding for plan benefits under a pension plan of a former affiliate, Media, which was sold in 1995. The unfunded accumulated benefit liability is $19.1 million at December 31, 2003 and such amount has been reflected in total liabilities. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media Plan that would be funded by Ampex. Direct pension contributions or reimbursements to Ampex by Media are recognized as an offset to pension cost in the period received.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 - Preferred Stock

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

Note 14 - Related Party Transactions

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 15 - Common Stock, Stock Options and Warrants

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2003, there were 41,921 options outstanding under the Stock Incentive Plan, including 40,467 vested options. The exercise prices range from $2.40 to $72.50 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2000	179,289	175,876	$8.76-120.00	$7,316,028	$41.60
Granted	(114,250)	114,250	3.40- 8.00	573,960	5.00
Canceled	107,041	(107,041)	7.60-117.60	(4,500,985)	42.00

Balances, December 31, 2001	172,080	183,085	3.40-120.00	3,389,003	18.60
Granted	(750)	750	2.40	1,800	2.40
Canceled	54,637	(54,637)	5.20- 72.00	(1,600,756)	29.20

Balances, December 31, 2002	225,967	129,198	2.40- 97.50	1,790,047	13.80
Granted	(750)	750	5.20	3,900	5.20
Canceled	45,374	(45,374)	3.60- 97.50	(606,106)	13.36
Adjusted	102	(153)	—	(7,526)	—
Exercised	—	(42,500)	3.40	(144,500)	3.40

Balances, December 31, 2003	270,693	41,921	$2.40-72.50	$1,035,815	$24.71

For the years ended December 31, 2003, 2002 and 2001, the weighted average fair value of options granted was $5.20, $2.40 and $3.00 per share, respectively.

At December 31, 2002 and 2001 there were 40,800 Warrants outstanding exercisable at $45.00 per share, to provide a like number of shares of Common Stock. Unexercised warrants of 40,800 shares of Common Stock expired on March 15, 2003.

The options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.40-$8.00	5,725	0.89	$6.90	4,271	$7.01
$21.25-$25.00	11,482	4.81	21.29	11,482	21.29
$30.00-$72.50	24,714	0.71	30.42	24,714	30.42

	41,921	1.86	$24.71	40,467	$25.36

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2003	2002	2001
Expected life (years)	1.0	1.0	1.0 - 3.5
Risk-free interest rate	1.27%	3.28%	2.07 – 4.52%
Expected volatility	3.19	1.47	1.29 - 1.60
Expected dividend yield	—	—	—

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 - Pension Plans, restated

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

Actuarially determined pension expense for the Ampex and Media pension plan in 2003, 2002 and 2001 consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
	(in thousands)
Ampex Defined Benefit Pension Plan
Interest on projected benefit obligation	$11,789	$12,121	$12,340
Expected return on assets	(12,302)	(12,757)	(12,937)
Recognized actuarial loss	983	628	—

Net periodic pension cost (benefit)	$470	$(8)	$(597)

Media Defined Benefit Pension Plan
Interest on projected benefit obligation	$3,470	$3,412	$3,296
Expected return on assets	(2,804)	(3,094)	(3,307)
Recognized actuarial loss	1,531	760	55

Net periodic pension cost	2,197	1,078	44
Reimbursements received from Quantegy	(814)	(1,011)	(1,300)

Net periodic pension cost (net of reimbursements)	$1,383	$67	$(1,256)

The funded status and amounts included in the consolidated balance sheets are as follows:

	December 31,
	2003	2002
	Restated	Restated
	(in thousands)
Ampex Defined Benefit Pension Plan

Actuarial present value of benefits:
Vested and total accumulated benefits	$188,542	$180,204

Projected benefit obligation	$(188,542)	$(180,204)
Less: plan assets at fair value	130,000	130,465

Benefit obligation in excess of fair value of plan assets	$(58,542)	$(49,739)

Media Defined Benefit Pension Plan
Actuarial present value of benefits:
Vested and total accumulated benefits	$56,714	$52,824

Projected benefit obligation	$(56,714)	$(52,824)
Less: plan assets at fair value	37,571	36,465

Benefit obligation in excess of fair value of plan assets	$(19,143)	$(16,359)

The Accrued pension cost, as reflected above, is reflected on the balance sheet under Note 9 – “Other Accrued Liabilities” and Note 11 – “Other Liabilities.”

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status:

	December 31,
	2003	2002
	Restated	Restated
	(in thousands)
Ampex Defined Benefit Pension Plan

Change in benefit obligation:
Benefit obligation at the beginning of the year	$180,204	$171,680
Interest cost	11,789	12,121
Actuarial gain	10,860	10,665
Benefits paid	(14,311)	(14,262)

Benefit obligation at the end of the year	$188,542	$180,204

Change in plan assets:
Fair value of plan assets at the beginning of the year	$130,465	$145,171
Actual return on plan assets	13,846	(3,185)
Company contributions	—	2,741
Benefits paid	(14,311)	(14,262)

Fair value of plan assets at the end of the year	$130,000	$130,465

Accrued benefit liability	$(58,542)	$(49,739)
Accumulated other comprehensive income	72,550	64,216

Net amount recognized	$14,008	$14,477

Media Defined Benefit Pension Plan

Change in benefit obligation:
Benefit obligation at the beginning of the year	$52,824	$48,417
Interest cost	3,471	3,413
Actuarial gain	3,209	3,679
Benefits paid	(2,790)	(2,685)

Benefit obligation at the end of the year	$56,714	$52,824

Change in plan assets:
Fair value of plan assets at the beginning of the year	$36,465	$40,074
Actual return on plan assets	3,897	(946)
Company contributions	—	22
Benefits paid	(2,791)	(2,685)

Fair value of plan assets at the end of the year	$37,571	$36,465

Accrued benefit liability	$(19,143)	$(16,359)
Accumulated other comprehensive income	20,183	19,596

Net amount recognized	$1,040	$3,237

Actuarial assumptions used to determine the year end benefit obligations for the Ampex and Media pension plan follows:

	December 31,
	2003	2002
Assumed discount rate	6.25%	6.75%
Rate of compensation increase	N/A	N/A

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actuarial assumptions used to determine the net periodic pension costs for the Ampex and Media pension plan follows:

	December 31,
	2003	2002
Assumed discount rate	6.75%	7.25%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	8.0%	8.0%

It is anticipated that pension contributions due under the Company’s defined benefit plan and the Media defined plan totaling $10.7 million will be funded in 2004 by Hillside in which case the Company would issue notes to Hillside in an equivalent amount. There were no ERISA required pension contributions in 2003 due for either the Ampex Retirement Plan or for the Media Retirement Plan. ERISA required pension contributions to the Ampex Retirement Plan in 2002 totaling $2.7 million were funded through the issuance of Notes to Hillside. See Note 10.

The Company is the plan sponsor of the Media Plan although it disposed of Media in November 1995. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media Plan that would be funded by Ampex. Media made direct pension contributions or reimbursement payments to Ampex totaling $0.8 million, $1.0 million and $1.3 million in 2003, 2002 and 2001, respectively. Payments made by Media either as direct contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. The determination of the obligation and expense for the Ampex and Media pension are dependent on our selection of certain assumptions used by actuaries in calculating such amounts. The assumptions include the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. Certain of these assumptions are dependent on proposed legislation.

The Ampex and Media defined benefit plans participate in a Master Trust Agreement. Each plan has an undivided interest in the assets of the Master Trust, and ownership is represented by the proportionate dollar interest. In September 2002, the Company and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the management of substantially all of the Master Trust’s assets. As a result of this transition, changes were made to certain of the Trust’s investment managers to place a greater percentage of assets with managers having an active investment strategy as opposed to investment in broad index funds. Such changes were initiated to seek to limit volatility that had been experienced in recent years.

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

The weighted average percentage of fair value for each major category of total plan assets at fair value as of the measurement dates at December 31, 2003 and December 31, 2002 is as follows:

	December 31,
	2003	2002
Equity securities	37%	15%
Debt securities	47%	61%
Cash and short-term investments	16%	24%

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table reflects the total expected future benefit payments by the Company and Media to plan participants and have been estimated based on the same assumptions used to measure the benefit obligation at the end of the year:

Year	(in thousands)
2004	$17,058
2005	17,082
2006	17,236
2007	17,414
2008	17,751
2009 - 2013	91,743

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The components of the foreign pension expense were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Interest cost	$130	$111	$117

Net periodic pension cost	$130	$111	$117

The amounts included in the Consolidated Balance Sheets for the foreign plan are as follows:

	December 31,
	2003	2002
	(in thousands)
Actuarial present value of benefits:
Vested and total accumulated benefits	$2,454	$2,068

Projected benefit obligation	$(2,454)	$(2,068)
Remaining unrecognized net obligation (asset)	(17)	17

Accrued pension cost	$(2,471)	$(2,051)

Accrued benefit liability	$(2,471)	$(2,051)
Accumulated other comprehensive income	166	180

Net amount recognized	$(2,305)	$(1,871)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following provides a reconciliation of benefit obligations of the foreign plan:

	December 31,
	2003	2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,068	$1,630
Interest cost	131	111
Actuarial gain/(loss)	(34)	93
Currency gain	407	304
Benefits paid	(118)	(70)

Benefit obligation at the end of the year	$2,454	$2,068

Actuarial assumptions used to determine the year end benefit obligation and the net periodic cost for the foreign plan follows:

	December 31,
	2003	2002
Assumed discount rate	5.50%	6.00%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	N/A	N/A

The expected future benefit payments of the foreign plan are as follows:

Year	(in thousands)
2004	$156
2005	163
2006	170
2007	176
2008	181
2009 - 2013	930

In accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the Company has recorded a cumulative minimum pension liability for the underfunded plans of $92.9 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2003. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders’ deficit. For 2003, 2002 and 2001, stockholders’ deficit was charged $8.9, $33.0 million and $33.4 million, respectively.

The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.2 million, $0.2 million and $0.4 million for the year ended December 31, 2003, 2002 and 2001, respectively.

Note 17 - Royalty Income

In 2003 and 2001, the Company received and recognized payments in the amount of $5.4 and $3.5 million, respectively, attributable to negotiated settlements related to prior years’ sales of products by licensees. The royalties for 2002 and the balance of royalties recognized in 2003 and 2001 represent royalties for product shipments in the current period.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18 - Restructuring Charges

Restructuring charges for the years ended December 31, 2003, 2002 and 2001 consist of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Provisions for vacated lease obligations	$3,098	$2,245	$2,000
Write-down of property, plant and equipment	—	—	451
Provisions for employee separation costs	—	—	1,014
Provisions for relocation	—	—	53

	$3,098	$2,245	$3,518

A reconciliation of the changes in the restructuring accounts is as follows:

	2003	2002
	(in thousands)
Balance at January 1	$3,000	2,038
Accruals during the period	3,098	2,245
Payments made during the period	(1,348)	(1,283)

Balance at December 31	$4,750	$3,000

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

Note 19 - Income Taxes, restated

Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
	(in thousands)
Domestic	$(4,898)	$(9,050)	$(8,016)
Foreign	(38)	(64)	(428)

	$(4,936)	$(9,114)	$(8,444)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for (benefit of) income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$(1,930)	$(1,000)	$-
State	(2,000)	(4,500)	(24)
Foreign	(238)	(1,154)	(31)
Foreign withholding taxes on royalty income	996	412	1,230

	(3,172)	(6,242)	1,175

Long-term:
State	—	—	—

Foreign	—	—	—

	$(3,172)	$(6,242)	$1,175

The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2003, 2002, and 2001) to income (loss) from continuing operations before income taxes and the actual provision for income taxes was as follows:

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
	(in thousands)
Federal income tax provision at statutory rate	$(1,728)	$(3,190)	$(2,955)
Domestic losses not benefited	1,715	3,168	2,805
Foreign losses not benefited	13	22	150
Rates in excess of U.S.	996	412	1,230
Reversal of prior years’ foreign, Federal, state and deferred income taxes	(4,164)	(6,713)	—
Other, net	(4)	59	(55)

	$(3,172)	$(6,242)	$1,175

During the year ended December 31, 2003 and 2002, the Company benefited from a non-cash reversal of reserves of $4.2 million and $6.7 million, respectively, provided on prior years’ foreign, Federal, state and deferred income taxes for years where the Company reached a proposed settlement with tax authorities or where years have been closed to audit or otherwise determined not to be required.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 20 - Segment Reporting, restated

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Year Ended December 31, 2003
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$33,305	$10,054	$—	$43,359
Interest income	52	—	51	103
Interest expense	2,181	—	6,819	9,000
Depreciation, amortization and accretion	516	—	573	1,089
Segment income (loss), restated	4,424	8,421	(14,683)	(1,838)
Segment assets	29,111	—	6,086	35,197
Expenditures for segment assets	11	—	14	25

	Year Ended December 31, 2002
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$33,020	$3,969	$-	$36,989
Interest income	33	—	327	360
Interest expense	2,287	—	6,178	8,465
Depreciation, amortization and accretion	684	—	539	1,223
Segment income (loss), restated	2,021	3,011	(11,901)	(6,869)
Segment assets	23,004	—	6,335	29,339
Expenditures for segment assets	—	—	253	253

	Year Ended December 31, 2001
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$33,964	$12,056	$-	$46,020
Interest income	62	—	268	330
Interest expense	2,223	—	5,010	7,233
Depreciation, amortization and accretion	886	2	836	1,724
Segment income (loss), restated	(6,629)	11,410	(9,707)	(4,926)
Segment assets	24,821	—	14,352	39,173
Expenditures for segment assets	123	—	—	123

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 21 - Foreign Operations

The following table shows certain financial information relating to the Company’s operations in various geographical areas:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Total revenue:
United States	$41,161	$34,514	$42,683
Europe, Africa and the Middle East	1,753	1,943	3,030
Other foreign	2,421	2,145	2,332
Eliminations and corporate expenses	(1,976)	(1,613)	(2,024)

Total	$43,359	$36,989	$46,020

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
	(in thousands)
Income (loss) from continuing operations before income taxes:
United States	$(4,883)	$(9,147)	$(7829)
Europe, Africa and the Middle East	(36)	107	(278)
Other foreign	(17)	(74)	(337)

Total	$(4,936)	$(9,114)	$(8,444)

Loss from discontinued operations:
United States	$—	$—	$(17,254)

	Year Ended December 31,
	2003	2002
	Restated	Restated
	(in thousands)
Identifiable assets:
United States	$18,385	$17,696
Europe, Africa and the Middle East	439	429
Other foreign	1,224	1,455
Eliminations and corporate assets	15,149	9,759

Total	$35,197	$29,339

Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company’s facilities and includes accounts receivable, inventories, other assets and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable and deferred financing fees at December 31, 2003 and 2002.

Note 22 - Major Customers

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 23 – Subsequent Events

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

Note 24 – Unaudited Quarterly Financial Information, restated

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

	(in thousands, except share and per share data)
Fiscal 2003 Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$8,630	$13,895	$10,176	$10,658
Operating income (loss),
as originally reported	402	5,163	1,832	(6,832)
as restated	402	5,163	1,832	(1,463)
Income (loss) from continuing operations,
as originally reported	(1,932)	2,289	3,638	(9,745)
as restated	(2,259)	1,962	3,311	(4,778)
Net income (loss) applicable to common stockholders,
as originally reported	(896)	3,320	4,612	11,165
as restated	(1,223)	2,993	4,285	16,133

Basic income (loss) per share from continuing operations,
as originally reported	$(0.61)	$0.72	$1.12	$(2.73)
as restated	(0.71)	0.61	1.02	(1.34)
Basic income (loss) per share applicable to common stockholders,
as originally reported	$(0.28)	$1.04	$1.42	$3.13
as restated	(0.39)	0.94	1.15	4.52

Diluted income (loss) per share from continuing operations,
as originally reported	$(0.61)	$0.62	$0.98	$(2.73)
as restated	(0.71)	0.54	0.89	(1.34)

Diluted income (loss) per share applicable to common stockholders,
as originally reported	$(0.28)	$0.91	$1.24	$3.13
as restated	(0.39)	0.82	1.15	4.52

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal 2002 Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$9,985	$9,314	$9,001	$8,689
Operating income (loss)	1,220	1,582	(225)	(2,823)
Income (loss) from continuing operations, as originally reported	(1,308)	(671)	87	(913)
Income (loss) from continuing operations, as restated	(1,255)	(718)	62	(960)
Net income (loss) applicable to common stockholders, as originally reported	(204)	348	1,126	117
Net income (loss) applicable to common stockholders, as restated	(151)	301	1,101	70

Basic income (loss) per share from continuing operations, as originally reported	$(0.42)	$(0.22)	$0.03	$(0.29)
Basic income (loss) per share from continuing operations, as restated	(0.41)	(0.23)	0.02	(0.30)

Basic income (loss) per share applicable to common stockholders, as originally reported	$(0.07)	$0.11	$0.36	$0.04
Basic income (loss) per share applicable to common stockholders, as restated	(0.05)	0.10	0.35	0.02

Diluted income (loss) per share from continuing operations, as originally reported	$(0.42)	$(0.22)	$0.02	$(0.29)
Diluted income (loss) per share from continuing operations, as restated	(0.41)	(0.23)	0.02	(0.30)

Diluted income (loss) per share applicable to common stockholders, as originally reported	$(0.07)	$0.11	$0.31	$0.04
Diluted income (loss) per share applicable to common stockholders, as restated	(0.05)	0.10	0.30	0.02

AMPEX CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	S-2

S-1

AMPEX CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

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

S-2

AMPEX CORPORATION

2003 FORM 10-K/A

EXHIBIT INDEX

Description
4.5	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008.

4.6	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes.

4.21	Sixth Amendment to Note Purchase Agreement dated as of March 2, 2004, among Data Systems, the Company and the several Note Purchasers named therein.

10.16	Third Amendment dated as of March 2, 2004 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as amended.

10.17	Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc.

10.21	Letter Agreement dated as of March 17, 2004, between Ampex Corporation and First Jeffson Corporation, relating to foreclosure under certain promissory notes and pleadge agreements.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page of this Report).

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.