Form 10-Q/A
period 2004-03-31
AMPEX CORP /DE/
filed 2005-04-20
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 to Ampex Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004, includes restated unaudited consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 to correct the accounting for our obligations under a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we disposed of in 1995.

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

As a result of the foregoing, the Company has restated its consolidated balance sheets at December 31, 2003 and 2002, and consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ deficit for the three years within the period ending December 31, 2003, including the corresponding 2003 and 2002 unaudited interim periods, and the unaudited quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatement affects periods prior to 2001. The impact of the restatement on such prior periods is reflected as an adjustment to accumulated deficit, other accrued liabilities, other liabilities and minimum pension liability adjustment within Accumulated Other Comprehensive Income as of January 1, 2001. The effect of the restatement on net income (loss) and diluted earnings (loss) per share is set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q/A.

Note 1, Restatement of Previously Issued Financial Statements, discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on income (loss) and net income (loss) applicable to common stockholders and related diluted income (loss) per share amounts for each of the periods ended March 31, 2004 and 2003. In addition, Note 1 to the restated unaudited consolidated financial statements shows the effects of the adjustment on total liabilities, the accumulated deficit and total stockholders’ deficit as of March 31, 2004 and December 31, 2003. The impact of the restatement adjustments affecting periods prior to 2001 has been reflected in adjusted stockholders’ deficit as of January 1, 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to Item 6, Selected Financial Data, in Part II of the 2003 Form 10-K/A.

For a discussion of the Company’s accounting for its obligations under SFAS No. 87, “Employers’ Accounting for Pensions,” see Note 16 to the restated consolidated financial statements accompanying the 2003 Form 10K/A. Other notes to the unaudited consolidated financial statements of this Form 10Q/A affected by the restatement have also been revised.

This Form 10-Q/A amends and restates Item 1, 2 and 4 of Part I of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. The explanatory caption at the beginning of each of these revised items of this Form 10-Q/A sets forth the nature of the revisions.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2002, and the financial statements and related

i

financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-Q/A. The Company did not amend its Quarterly Reports on Form 10-Q for periods affected by the restatement for the year ended December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-Q/A.

For a discussion of events and developments subsequent to March 31, 2004, see the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, which have been restated and are being filed concurrently with this Form 10-Q/A.

This Amendment does not reflect events that have occurred after the May 14, 2004 filing date of the Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

ii

AMPEX CORPORATION

FORM 10-Q/A

Quarter Ended March 31, 2004

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2004	December 31, 2003
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,411	$14,023
Short-term investments	7,470	—
Accounts receivable (net of allowances of $51 in 2004 and $137 in 2003)	2,184	4,513
Inventories	6,357	6,343
Other current assets	3,873	4,366

Total current assets	27,295	29,245

Property, plant and equipment	4,661	4,825
Other assets	2,333	1,127

Total assets	$34,289	$35,197

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$138	$146
Accounts payable	1,514	1,511
Net liabilities of discontinued operations	1,087	1,076
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	20,082	24,844

Total current liabilities	24,121	28,877
Long-term debt	75,450	74,022
Other liabilities	76,754	74,561
Accrued restructuring costs	3,137	3,450
Net liabilities of discontinued operations	1,844	2,071

Total liabilities	181,306	182,981

Commitments and contingencies (Note 9)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2004 and in 2003
Issued and outstanding - 3,642,517 shares in 2004; 3,728,017 in 2003	36	37
Class C:
Authorized: 50,000,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Other additional capital	454,395	454,394
Accumulated deficit	(510,292)	(510,042)
Accumulated other comprehensive loss	(91,156)	(92,173)

Total stockholders’ deficit	(147,017)	(147,784)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$34,289	$35,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2004	2003
	Restated	Restated
	(unaudited)
Royalty income	$1,661	$386
Product revenue	6,010	5,656
Service revenue	2,218	2,588

Total revenue	9,889	8,630

Intellectual property costs	803	245
Cost of product sales and service	4,043	4,216
Research, development and engineering	889	685
Selling and administrative	2,781	3,082

Total costs and operating expenses	8,516	8,228

Operating income	1,373	402
Media pension expense	322	327
Equity in net gain of limited partnership	(1,220)	—
Interest expense	2,359	2,221
Amortization of debt financing costs	14	14
Interest income	(25)	(13)
Other (income) expense, net	6	10

Loss before income taxes	(83)	(2,157)

Provision for income taxes	167	102

Net loss	(250)	(2,259)

Benefit from extinguishment of mandatorily redeemable preferred stock	—	1,036

Net loss applicable to common stockholders	(250)	(1,223)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	10

Comprehensive loss	$(252)	$(1,213)

Basic and diluted income (loss) per share :
Loss per share	$(0.07)	$(0.71)
Loss per share applicable to common stockholders	$(0.07)	$(0.39)

Weighted average number of basic and diluted common shares outstanding	3,717,682	3,170,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
	Restated	Restated
	(unaudited)
Cash flows from operating activities:
Net loss	$(250)	$(2,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	211	302
Accretion of interest expense	2,428	2,418
Equity in net gain of limited partnership	(1,220)	—
Periodic pension cost	794	445
Net loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	2,332	(1,803)
Inventories	(14)	307
Other assets	493	(667)
Accounts payable	(4)	422
Other accrued liabilities and income taxes payable	(4,749)	(535)
Accrued restructuring costs	(313)	(347)
Other liabilities	2,414	102

Net cash provided by (used in) continuing operations	2,125	(1,615)
Net cash used in discontinued operations	(216)	(286)

Net cash provided by (used in) operating activities	1,909	(1,901)

Cash flows from investing activities:
Purchases of short-term investments	(7,470)	—
Deferred gain on sale of assets	(13)	(13)
Additions to property, plant and equipment	(36)	(2)

Net cash used in continuing operations	(7,519)	(15)

Net cash used in investing activities	(7,519)	(15)

Cash flows from financing activities:
Repayments under debt agreements	(1,008)	(153)

Net cash used in continuing operations	(1,008)	(153)

Net cash used in financing activities	(1,008)	(153)

Effects of exchange rates on cash	6	(35)

Net decrease in cash and cash equivalents	(6,612)	(2,104)
Cash and cash equivalents, beginning of period	14,023	7,579

Cash and cash equivalents, end of period	$7,411	$5,475

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

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements in this Form 10-Q/A as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 to correct the accounting for its obligations under a pension plan of its former magnetic tape manufacturing subsidiary (“Media”) which it disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, Ampex remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that Plan.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10Q/A. The Company did not amend its Quarterly Reports on Form 10-Q for periods affected by the restatement for the year ended December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-Q/A.

The Company had accounted for its obligations under the Media pension plan under SFAS No. 5, “Accounting for Contingencies” since the sale of Media in 1995. However, as a result of communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), the Company now believes that it should have accounted for these obligations under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” In connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company and the Audit Committee determined that its pension accounting constitutes a “material weakness.” The effects of the restatement are shown below:

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	Mar. 30, 2004	Mar. 30, 2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$72	$(1,932)
As restated	$(250)	$(2,259)

Net income (loss) applicable to common stockholders:
As reported	$72	$(896)
As restated	$(250)	$(1,223)

Diluted income (loss) per share:
Income (loss) per share
As reported	$0.02	$(0.61)

As restated	$(0.07)	$(0.71)

Income (loss) per share applicable to common stockholders
As reported	$0.02	$(0.28)

As restated	$(0.07)	$(0.39)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effect on Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(in thousands)
Total liabilities:
As reported	$169,880	$171,334
As restated	$181,306	$182,981

Accumulated deficit:
As reported	$(518,506)	$(518,578)
As restated	$(510,292)	$(510,042)

Stockholders’ deficit:
As reported	$(135,591)	$(136,137)
As restated	$(147,017)	$(147,784)

Common Stock

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K/A for the year ended December 31, 2003 and the Audited Consolidated Financial Statements included therein.

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

Note 3 – Stock-Based Compensation, as restated

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

	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands, except per share amounts)
Net loss:
As restated	$(250)	$(2,259)
Compensation expense, net of tax	(1)	(8)

Pro forma	$(251)	$(2,267)

Net loss applicable to common stockholders:
As restated	$(250)	$(1,223)
Compensation expense, net of tax	(1)	(8)

Pro forma	$(251)	$(1,231)

Basic and diluted loss per share:
Loss per share, as restated	$(0.07)	$(0.71)
Loss per share, pro forma	$(0.07)	$(0.71)
Loss per share applicable to common stockholders, as restated	$(0.07)	$(0.39)
Loss per share applicable to common stockholders, pro forma	$(0.07)	$(0.39)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) and net income (loss) applicable to common stockholders for future years.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

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

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that the above items be recognized as current-period charges, regardless of whether they meet the criterion of abnormal. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for all interim periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations as well as alternative transition methods under SFAS No. 123R. In addition, the Company has not determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See “Stock-Based Compensation” in Note 2 to Consolidated Financial Statements for information related to the pro forma effects on its net income (loss) and basic and diluted income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In December 2004, the FASB issued two Staff Positions (“FSPs”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (“FSP 109-1”); the second is FSP FAS 109-2 (“FSP 109-2”). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment of repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The Company is evaluating the impact, if any, these FSPs may have on its consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 - Computation of Basic and Diluted Income (Loss) per Share, as restated

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator
Net loss, as restated	$(250)	$(2,259)

Net loss applicable to common stockholders, as restated	$(250)	$(1,223)

Denominator
Weighted average common stock outstanding	3,718	3,171

Basic and diluted loss per share, as restated	$(0.07)	$(0.71)

Basic and diluted loss per share applicable to common stockholders, as restated	$(0.07)	$(0.39)

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 - Other Accrued Liabilities and Other Liabilities, as restated

	March 31, 2004	December 31, 2003
	Restated	Restated
	(in thousands)
Compensation and employee benefit	$1,805	$2,087
Pension	9,384	10,841
Accrued pension costs for Media Plan	2,967	3,841
Deferred revenue and customer deposits	4,160	5,236
Taxes	322	1,136
Warranty and other product costs	641	641
Interest payable	124	259
Environmental	100	100
Other	579	703

Total Other Accrued Liabilities	$20,082	$24,844

	March 31, 2004	December 31, 2003
	Restated	Restated
	(in thousands)
Pension	$58,606	$57,281
Accrued pension costs for Media Plan	16,176	15,302
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	224	226
Environmental	291	295
Other	307	307

Total Other Liabilities	$76,754	$74,561

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

Note 9 - Commitments and Contingencies, as restated

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

The Company is the plan sponsor and is liable to provide funding for plan benefits under a pension plan of a former affiliate, Media, which was sold in 1995. Presently the unfunded accumulated benefit liability is $19.1 million and such amount has been reflected in total liabilities on the balance sheet at December 31, 2003. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media Plan that would be funded by Ampex. Direct pension contributions or reimbursements to Ampex by Media are recognized as an offset to pension cost in the period received.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Data:

Loss from operations	$(8)
Equity in net loss of products company	$(115)
Gain on sale of stock of products company	$5,772

Net gain	$5,649

The gain on sale of stock of the products company resulted from the sale of 62.4% of the shares held by the partnership. Proceeds from the sale of such shares were received by the partnership and distributed to partners in April 2004. The Company’s pro rata share of such proceeds totaled $1.7 million. Total assets of the partnership include 1.9 million shares of the products company, which have a carrying value of $1.2 million and fair market value of $4.9 million.

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

Note 12 - Accumulated Other Comprehensive Income, as restated

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	Restated		Restated
	(in thousands)
December 31, 2003, as restated	$(92,899)	$726	$(92,173)
Current period change	1,015	2	1,017

March 31, 2004, as restated	$(91,884)	$728	$(91,156)

The net periodic pension cost for the Ampex and Media pension plan for the three months ended March 31, 2004 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2004, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension expense” for the Media pension plan, was determined by the Company’s actuary.

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

Note 14 - Segment Reporting, as restated

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

Intersegment sales and transfers are accounted for at current market prices but they were not significant to revenues.

	Three Months Ended March 31, 2004
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$8,228	$1,661	$—	$9,889
Interest income	19	—	6	25
Interest expense	490	—	1,869	2,359
Depreciation, amortization and accretion	104	—	107	211
Segment income (loss), as restated	1,492	858	(3,653)	(1,303)
Segment assets	28,708	—	5,581	34,289
Expenditures for segment assets	28	—	8	36

	Three Months Ended March 31, 2003
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$8,244	$386	$—	$8,630
Interest income	10	—	3	13
Interest expense	585	—	1,636	2,221
Depreciation, amortization and accretion	152	—	150	302
Segment income (loss), as restated	1,221	141	(3,519)	(2,157)
Segment assets	25,079	—	4,058	29,137
Expenditures for segment assets	2	—	—	2

Forward-Looking Statements

This Form 10-Q/A contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors, “ below. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q/A, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item 2 has been restated to correct the accounting for our obligations under the Media pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

The following discussion and analysis of the financial condition and results of operations of Ampex Corporation and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report, and the Consolidated Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “2003 Form 10-K/A”).

Restatement of Previously Issued Financial Statements

We have restated our financial statements in this Form 10-Q/A as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 to correct our accounting for the our obligations under a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that Plan.

We had accounted for our obligations under the Media pension plan under SFAS No. 5, “Accounting for Contingencies” since the sale of Media in 1995. However, as a result of communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), we now believe that we should have accounted for these obligations under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” In connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company and the Audit Committee determined that its pension accounting constitutes a “material weakness.” The effects of the restatement are shown below:

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	Mar. 30, 2004	Mar. 30, 2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$72	$(1,932)
As restated	$(250)	$(2,259)

Net income (loss) applicable to common stockholders:
As reported	$72	$(896)
As restated	$(250)	$(1,223)

Diluted income (loss) per share:
Income (loss) per share
As reported	$0.02	$(0.61)

As restated	$(0.07)	$(0.71)

Income (loss) per share applicable to common stockholders
As reported	$0.02	$(0.28)

As restated	$(0.07)	$(0.39)

Effect on Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(in thousands)
Total liabilities:
As reported	$169,880	$171,334
As restated	$181,306	$182,981

Accumulated deficit:
As reported	$(518,506)	$(518,578)
As restated	$(510,292)	$(510,042)

Stockholders’ deficit:
As reported	$(135,591)	$(136,137)
As restated	$(147,017)	$(147,784)

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

Results of Operations for the Three Months Ended March 31, 2004 and 2003, as restated

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

Media Pension Expense. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold in 1995, and remain obligated to make pension contributions to that Plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.2 million and $0.2 million in the three month periods ended March 31, 2004 and 2003, respectively.

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

Net Income (Loss). We reported a net loss of $0.3 million in the three months ended March 31, 2004 compared to a net loss of $2.3 million in the three months ended March 31, 2003, primarily as a result of the factors discussed above.

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

Other Comprehensive Income (Loss). In the three months ended March 31, 2004 and 2003, other comprehensive income (loss) consists of minimum pension liability, as restated, and foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing income or income from continuing operations for the three months ended March 31, 2004 and 2003.

Liquidity and Capital Resources, as restated

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

Off-Balance Sheet Arrangements. During the three months ended March 31, 2004 and 2003, we did not have any off-balance sheet arrangements, other than operating leases as disclosed under Contractual Obligations set forth in the 2003 Form 10-K/A, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the three months ended March 31, 2004, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2003 Form 10-K/A, except for the issuance of additional Senior Notes to capitalize interest expense for August 16, 2003 to February 15, 2004 in the amount of $3.5 million and a reduction, based on an actuarial computation, in required current year pension contributions from $13.9 million estimated at December 31, 2003 to $11.5 million estimated at March 31, 2004. The reduction in the current year pension liability has been added to long-term pension liability.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that the above items be recognized as current-period charges, regardless of whether they meet the criterion of abnormal. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect SFAS No. 151 to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for all interim periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations as well as alternative transition methods under SFAS No. 123R. In addition, we have not determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See “Stock-Based Compensation” in Note 2 to Consolidated Financial Statements for information related to the pro forma effects on our net income (loss) and basic and diluted income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In December 2004, the FASB issued two Staff Positions (“FSPs”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (“FSP 109-1”); the second is FSP FAS 109-2 (“FSP 109-2”). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment of repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. We are evaluating the impact, if any, these FSPs may have on our consolidated financial statements.

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

We Have Significant Indebtedness, Which May Affect Our Financial Condition, as restated

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

We are the plan sponsor and are liable to provide funding for plan benefits under a pension plan of a former affiliate, Media, which was sold in 1995. Presently the unfunded accumulated benefit liability is $19.1 million which is recorded in liabilities on our balance sheet at December 31, 2003. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provides for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media Plan that would be funded by us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment in a limited partnership that holds shares in a publicly-held British promotional products company, and which we account for under the equity method. During the quarter ended March 31, 2004, the limited partnership sold 62.4% of its holdings. See Note 11 of Notes to Unaudited Consolidated Financial Statements. There has been no other material change to the disclosure made in the 2003 Form 10-K/A.

ITEM 4. CONTROLS AND PROCEDURES

This item 4 has been restated to correct the accounting for our obligations under the Media pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

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

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As of March 31, 2004 we did not maintain effective controls over the application of generally accepted accounting principles related to the complex non-routine pension obligations of a disposed subsidiary sold in 1995.

This control deficiency resulted in the following adjustments of our financial statements.

On February 18, 2005, the Audit Committee of the Board of Directors of Ampex Corporation concluded that the previously issued financial statements contained in our Annual Report on Form 10-K as of December 31, 2003 and December 31, 2002 and for each of the years in the three year period ended December 31, 2003, as well as our interim financial statements contained on Form 10-Q as of and for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon because of errors in those financial statements. These errors relate to how we accounted for our obligations with respect to a pension plan of our former magnetic tape manufacturing subsidiary (“Media”), which we sold in 1995. These errors are the subject of recent communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), after which we revised our views with respect to the appropriate accounting for the Media pension plan.

We have restated our financial statements in this Form 10-Q/A as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 to correct the accounting for our obligations under a pension plan of Media which we disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse us for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and we are obligated to make pension contributions to that Plan.

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness, as defined by the PCAOB as of March 31, 2004. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

Changes in Internal Control Over Financial Reporting

Our management has identified the steps necessary to address the material weakness described above, as follows:

•	Engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

•	Involving both internal accounting personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of generally accepted accounting principles to such transactions;

•	Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

•	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

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

There were no changes in our internal control over financial reporting identified in the evaluation described above that occurred during our last fiscal quarter that have during the three months ended March 31, 2004 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2004 because of the material weakness identified above.

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

AMPEX CORPORATION

Date: April 15, 2005	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: April 15, 2005	/s/ CRAIG L. McKIBBEN
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