Form 10-Q/A
period 2004-06-30
AMPEX CORP /DE/
filed 2005-04-20
CIK 887433

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

This Amendment No. 1 to Ampex Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004, includes restated unaudited consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 to correct the accounting for our obligations under a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we disposed of in 1995.

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

Note 1, Restatement of Previously Issued Financial Statements, discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on income (loss) and net income (loss) applicable to common stockholders and related diluted income (loss) per share amounts for each of the periods ended June 30, 2004 and 2003. In addition, Note 1 to the restated unaudited consolidated financial statements shows the effects of the adjustment on total liabilities, the accumulated deficit and total stockholders’ deficit as of June 30, 2004 and December 31, 2003. The impact of the restatement adjustments affecting periods prior to 2001 has been reflected in adjusted stockholders’ deficit as of January 1, 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to Item 6, Selected Financial Data, in Part II of the 2003 Form 10-K/A.

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

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the

i

information in this Form 10-Q/A. The Company did not amend its Quarterly Reports on Form 10-Q for periods affected by the restatement for the year ended December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and are superceded by the information in this Form 10-Q/A.

For a discussion of events and developments subsequent to June 30, 2004, see the Company’s Quarterly Reports on Form 10-Q/A for the quarterly period ended September 30, 2004, which have been restated and are being filed concurrently with this Form 10-Q/A.

This Amendment does not reflect events that have occurred after the August 13, 2004 filing date of the Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

ii

AMPEX CORPORATION

FORM 10-Q/A

Quarter Ended June 30, 2004

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2004	December 31, 2003
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$6,907	$14,023
Short-term investments	7,487	—
Accounts receivable (net of allowances of $116 in 2004 and $137 in 2003)	3,645	4,513
Inventories	6,594	6,343
Other current assets	2,396	4,366

Total current assets	27,029	29,245
Property, plant and equipment	4,500	4,825
Other assets	956	1,127

Total assets	$32,485	$35,197

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$137	$146
Accounts payable	2,750	1,511
Net liabilities of discontinued operations	1,102	1,076
Accrued restructuring costs	1,300	1,300
Other accrued liabilities	17,754	24,844

Total current liabilities	23,043	28,877
Long-term debt	79,641	74,022
Other liabilities	75,568	74,561
Accrued restructuring costs	2,785	3,450
Net liabilities of discontinued operations	1,661	2,071

Total liabilities	182,698	182,881

Commitments and contingencies (Note 10)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2004 and in 2003
Issued and outstanding - 3,642,517 shares in 2004; 3,728,017 in 2003	36	37
Class C:
Authorized: 50,000,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Other additional capital	454,408	454,394
Accumulated deficit	(514,472)	(510,042)
Accumulated other comprehensive loss	(90,185)	(92,173)

Total stockholders’ deficit	(150,213)	(147,784)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$32,485	$35,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
	(unaudited)
Licensing revenue	$1,441	$5,572	$3,102	$5,958
Product revenue	5,367	5,927	11,377	11,583
Service revenue	2,105	2,396	4,323	4,984

Total revenue	8,913	13,895	18,802	22,525

Intellectual property costs	2,139	346	2,942	591
Cost of product sales and service	4,497	4,276	8,540	8,492
Research, development and engineering	942	945	1,831	1,630
Selling and administrative	3,053	3,165	5,834	6,247

Total costs and operating expenses	10,631	8,732	19,147	16,960

Operating income (loss)	(1,718)	5,163	(345)	5,565
Media pension expense	322	327	643	654
Interest expense	2,419	2,280	4,778	4,501
Amortization of debt financing costs	14	14	28	28
Interest income	(33)	(16)	(58)	(29)
Other (income) expense, net	(2)	23	4	33

Income (loss) before income taxes and equity in net gain of limited partnership	(4,438)	2,535	(5,740)	378
Provision for income taxes	81	573	248	675
Equity in net gain of limited partnership	(338)	—	(1,558)	—

Net income (loss)	(4,181)	1,962	(4,430)	(297)

Benefit from extinguishment of mandatorily redeemable preferred stock	—	1,031	—	2,067

Net income (loss) applicable to common stockholders	(4,181)	2,993	(4,430)	1,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46	3	44	13

Comprehensive income (loss)	$(4,135)	$2,996	$(4,386)	$1,783

Basic and diluted income (loss) per share :
Income (loss) per share	$(1.15)	$0.47	$(1.20)	$(0.09)
Income (loss) per share applicable to common stockholders	$(1.15)	$0.79	$(1.20)	$0.25

Weighted average number of basic and diluted common shares outstanding	3,642,517	3,195,127	3,680,099	3,182,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
	Restated	Restated
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,430)	$(297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	408	576
Accretion of interest expense	4,628	4,351
Equity in net gain of limited partnership	(1,558)	—
Periodic pension cost	1,588	888
Net loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	836	(1,116)
Inventories	(251)	698
Other assets	3,671	(2,676)
Accounts payable	1,248	(29)
Other accrued liabilities and income taxes payable	(7,074)	486
Accrued restructuring costs	(665)	(695)
Other liabilities	1,461	347

Net cash provided by (used in) continuing operations	(136)	2,533
Net cash used in discontinued operations	(384)	(474)

Net cash provided by (used in) operating activities	(520)	2,059

Cash flows from investing activities:
Purchases of short-term investments	(7,487)	—
Deferred gain on sale of assets	(25)	(25)
Additions to property, plant and equipment	(61)	(9)

Net cash used in continuing operations	(7,573)	(34)

Net cash used in investing activities	(7,573)	(34)

Cash flows from financing activities:
Borrowings under debt agreements	1,991	—
Repayments under debt agreements	(1,009)	(159)
Debt repayment commitment reflected as restricted cash	—	(3,000)
Proceeds from foreclosure of shareholders notes	13	—
Proceeds from issuance of common stock	—	145

Net cash provided by (used in) continuing operations	995	(3,014)

Net cash provided by (used in) financing activities	995	(3,014)

Effects of exchange rates on cash	(18)	(121)

Net decrease in cash and cash equivalents	(7,116)	(1,110)
Cash and cash equivalents, beginning of period	14,023	7,579

Cash and cash equivalents, end of period	$6,907	$6,469

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

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements in this Form 10-Q/A as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 to correct the accounting for its obligations under a pension plan of its former magnetic tape manufacturing subsidiary (“Media”) which it disposed of in 1995.

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

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(3,859)	$2,289	$(3,787)	$357
As restated	$(4,181)	$1,962	$(4,430)	$(297)

Net income (loss) applicable to common stockholders:
As reported	$(3,859)	$3,320	$(3,787)	$2,424
As restated	$(4,181)	$2,993	$(4,430)	$1,770

Diluted income (loss) per share:
Income (loss) per share
As reported	$(1.06)	$0.57	$(1.03)	$(0.00)

As restated	$(1.15)	$0.47	$(1.20)	$(0.09)

Income (loss) per share applicable to common stockholders
As reported	$(1.06)	$0.89	$(1.03)	$0.46

As restated	$(1.15)	$0.79	$(1.20)	$0.25

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effect on Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(in thousands)
Total liabilities:
As reported	$171,495	$171,334
As restated	$182,698	$182,981

Accumulated deficit:
As reported	$(522,365)	$(518,578)
As restated	$(514,472)	$(510,042)

Stockholders’ deficit:
As reported	$(139,010)	$(136,137)
As restated	$(150,213)	$(147,784)

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Net income (loss):
As restated	$(4,181)	$1,962	$(4,430)	$(297)
Less preferred dividend ascribed, but not declared	—	(472)	—	—
Compensation expense, net of tax	(51)	(5)	(52)	(14)
Pro forma	$(4,232)	$1,485	$(4,482)	$(311)

Net income (loss) applicable to common stockholders:
As restated	$(4,181)	$2,993	$(4,430)	$1,770
Less preferred dividend ascribed, but not declared	—	(472)	—	(966)
Compensation expense, net of tax	(51)	(5)	(52)	(14)
Pro forma	$(4,232)	$2,516	$(4,482)	$790

Basic and diluted income (loss) per share:
Income (loss) per share, as restated	$(1.15)	$0.47	$(1.20)	$(0.09)
Income (loss) per share, pro forma	$(1.16)	$0.46	$(1.22)	$(0.10)
Income (loss) per share applicable to common stockholders, as restated	$(1.15)	$0.79	$(1.20)	$0.25
Income (loss) per share applicable to common stockholders, pro forma	$(1.16)	$0.79	$(1.22)	$0.25

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

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that the above items be recognized as current-period charges, regardless of whether they meet the criterion of abnormal. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its financial condition or results of operations.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 5 - Computation of Basic and Diluted Income (Loss) per Share, as restated

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator
Net income (loss), as restated	$(4,181)	$1,962	$(4,430)	$(297)
Less preferred dividends ascribed, but not declared	—	(472)	—	—

Undistributed net income (loss)	$(4,181)	$1,490	$(4,430)	$(297)

Net income (loss) applicable to common stockholders, as restated	$(4,181)	$2,993	$(4,430)	$1,770
Less preferred dividends ascribed, but not declared	—	(472)	—	(966)

Undistributed net income (loss) applicable to common stockholders	$(4,181)	$2,521	$(4,430)	$804

Denominator
Weighted average common stock outstanding	3,643	3,195	3,680	3,183

Basic and diluted income (loss) per share, as restated	$(1.15)	$0.47	$(1.20)	$(0.09)

Basic and diluted income (loss) per share applicable to common stockholders, as restated	$(1.15)	$0.79	$(1.20)	$0.25

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 7 - Inventories

	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$2,914	$1,785
Work in process	2,578	3,327
Finished goods	1,102	1,231

Total	$6,594	$6,343

Note 8 - Other Accrued Liabilities and Other Liabilities, as restated

	June 30, 2004	December 31, 2003
	Restated	Restated
	(in thousands)
Compensation and employee benefit	$1,945	$2,087
Pension	8,796	10,841
Accrued pension costs for Media Plan	2,650	3,841
Deferred revenue and customer deposits	2,795	5,236
Taxes	97	1,136
Warranty and other product costs	615	641
Interest payable	288	259
Other	468	703
Environmental	100	100

Total Other Accrued Liabilities	$17,754	$24,844

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2004	December 31, 2003
	Restated	Restated
	(in thousands)
Pension	$57,667	$57,281
Accrued pension costs for Media Plan	15,936	15,302
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	219	226
Environmental	289	295
Other	307	307

Total Other Liabilities	$75,568	$74,561

It is anticipated that pension contributions due in the next twelve months under the Company’s defined benefit plan and the Media defined benefit plan totaling $10.6 million will be funded by Hillside, in which case the Company would issue notes to Hillside in an equivalent amount. See Note 10.

Note 9 - Debt

	June 30, 2004	December 31, 2003
	(in thousands)
Notes Payable
Note payable - other	$137	$146

Total	$137	$146

Long-term Debt
Senior discount notes	$9,725	$9,757
Hillside notes payable	5,250	3,259
Senior notes	64,666	61,006

Total	$79,641	$74,022

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 10 - Commitments and Contingencies, as restated

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized. If no sublease income is realized, the Company’s additional unreserved exposure would be $2.1 million.

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

The limited partnership has accounted for its interest in the products company using the equity method of accounting. In the six months ended June 30, 2004, the partnership reported a net gain of $6.0 million, which included a net gain of $5.8 million from the March 29, 2004 sale of 3,209,442 shares of the products company at $2.43 per share. Proceeds from the sale of such shares were received by the partnership and distributed to its partners, including Ampex and Messrs. Bramson and McKibben, in April 2004. The Company’s pro rata share of such proceeds totaled $1.7 million and it realized a net gain of $1.2 million from the sale of shares which is included in “Equity in Net Gain of Limited Partnership” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2004. In addition, the general partner realized incentive fees of $0.2 million from other investors on the distribution of profits from the Company’s investment partnership, which have been assigned to the Company and netted against Selling and Administrative Expenses. At June 30, 2004, total assets of the partnership consisted principally of 1.9 million shares of the products company, which had a carrying value of $1.6 million and a fair market value of $4.6 million.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 13 - Accumulated Other Comprehensive Income, as restated

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	Restated		Restated
	(in thousands)
December 31, 2003, as restated	$(92,899)	$726	$(92,173)
Current period change	2,032	(44)	1,988

June 30, 2004, as restated	$(90,867)	$682	$(90,185)

The net periodic pension cost for the Ampex and Media pension plan for the six months ended June 30, 2004 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2004, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension expense” for the Media pension plan, was determined by the Company’s actuary.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15 - Segment Reporting, as restated

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

Intersegment sales and transfers are accounted for at current market prices, but they were not significant to revenues.

	Six Months Ended June 30, 2004
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$15,700	$3,102	$—	$18,802
Interest income	42	—	16	58
Interest expense	967	—	3,811	4,778
Depreciation, amortization and accretion	211	—	197	408
Segment income (loss), as restated	1,879	160	(7,779)	(5,740)
Segment assets	28,043	—	4,442	32,485
Expenditures for segment assets	54	—	7	61

	Six Months Ended June 30, 2003
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$16,567	$5,958	$—	$22,525
Interest income	25	—	4	29
Interest expense	1,195	—	3,306	4,501
Depreciation, amortization and accretion	287	—	289	576
Segment income (loss), as restated	2,231	5,367	(7,220)	378
Segment assets	26,913	—	6,966	33,879
Expenditures for segment assets	2	—	7	9

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

Restatement of Previously Issued Financial Statements

We have restated our financial statements in this Form 10-Q/A as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 to correct our accounting for the our obligations under a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we disposed of in 1995.

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

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(3,859)	$2,289	$(3,787)	$357
As restated	$(4,181)	$1,962	$(4,430)	$(297)

Net income (loss) applicable to common stockholders:
As reported	$(3,859)	$3,320	$(3,787)	$2,424
As restated	$(4,181)	$2,993	$(4,430)	$1,770

Diluted income (loss) per share:
Income (loss) per share
As reported	$(1.06)	$0.57	$(1.03)	$(0.00)

As restated	$(1.15)	$0.47	$(1.20)	$(0.09)

Income (loss) per share applicable to common stockholders
As reported	$(1.06)	$0.89	$(1.03)	$0.46

As restated	$(1.15)	$0.79	$(1.20)	$0.25

Effect on Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(in thousands)
Total liabilities:
As reported	$171,495	$171,334
As restated	$182,698	$182,981

Accumulated deficit:
As reported	$(522,365)	$(518,578)
As restated	$(514,472)	$(510,042)

Stockholders’ deficit:
As reported	$(139,010)	$(136,137)
As restated	$(150,213)	$(147,784)

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003, as restated

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

Media Pension Expense. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold in 1995, and remain obligated to make pension contributions to that Plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.4 million and $0.4 million in the six month periods ended June 30, 2004 and 2003, respectively.

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

Net Income (Loss). We reported a net loss of $4.2 million and $4.4 million in the three and six months ended June 30, 2004, respectively, compared to net income of $2.0 million and a net loss of $0.3 million in the three and six months ended June 30, 2003, respectively, as a result of the factors discussed above.

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

Other Comprehensive Income (Loss). In the three and six months ended June 30, 2004 and 2003, other comprehensive income (loss) consists of minimum pension liability, as restated, and foreign currency transaction adjustments resulting from our foreign operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment in a limited partnership that holds shares in a publicly-held British promotional products company, and which we account for under the equity method. During the six months ended June 30, 2004, the limited partnership sold 62.4% of its holdings. On July 19, 2004, the partnership distributed substantially all of its remaining assets to its partners, consisting of 1,900,000 shares of the products company. Our pro rata share of the distribution consisted of 410,438 shares, which had a fair market value of $1.1 million. See Note 12 of Notes to Unaudited Consolidated Financial Statements. There has been no other material change to the disclosure made under this Item in the 2003 Form 10-K/A.

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

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As of June 30, 2004 we did not maintain effective controls over the application of generally accepted accounting principles related to the complex non-routine pension obligations of a disposed subsidiary sold in 1995.

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

We have restated our financial statements in this Form 10-Q/A as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 to correct the accounting for our obligations under a pension plan of Media which we disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse us for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and we are obligated to make pension contributions to that Plan.

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness, as defined by the PCAOB as of June 30, 2004. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

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

There were no changes in our internal control over financial reporting identified in the evaluation described above that occurred during our last fiscal quarter that have during the six months ended June 30, 2004 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2004 because of the material weakness identified above.

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