Form 10-Q/A
period 2004-09-30
AMPEX CORP /DE/
filed 2005-04-20
CIK 887433

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

This Amendment No. 1 to Ampex Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004 includes restated unaudited consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 to correct the accounting for our obligations under a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we disposed of in 1995.

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

As a result of the foregoing, the Company has restated its consolidated balance sheets at December 31, 2003 and 2002, and consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ deficit for the three years within the period ending December 31, 2003, including the corresponding 2003 and 2002 unaudited interim periods, and the unaudited quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatement affects periods prior to 2001. The impact of the restatement on such prior periods is reflected as an adjustment to accumulated deficit, other accrued liabilities, other liabilities and minimum pension liability adjustment within Accumulated Other Comprehensive Income as of January 1, 2001. The effect of the restatement on net income (loss) and diluted earnings (loss) per share is set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q/A

Note 1, Restatement of Previously Issued Financial Statements, discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on income (loss) from continuing operations and net income (loss) applicable to common stockholders and related diluted income (loss) per share amounts for each of the periods ended September 30, 2004 and 2003. In addition, Note 1 to the restated unaudited consolidated financial statements shows the effects of the adjustment on total liabilities, the accumulated deficit and total stockholders’ deficit as of September 30, 2004 and December 31, 2003. The impact of the restatement adjustments affecting periods prior to 2001 has been reflected in adjusted stockholders’ deficit as of January 1, 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to Item 6, Selected Financial Data, in Part II of the 2003 Form 10-K/A.

For a discussion of the Company’s accounting for its obligations under SFAS No. 87, “Employers’ Accounting for Pensions,” see Note 16 to the restated consolidated financial statements accompanying the 2003 Form 10K/A. Other notes to the unaudited consolidated financial statements of this Form 10-Q/A affected by the restatement have also been revised.

This Form 10-Q/A amends and restates Item 1, 2 and 4 of Part I of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. The explanatory caption at the beginning of each of these revised items of this Form 10-Q/A sets forth the nature of the revisions to that item.

i

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

This Amendment does not reflect events that have occurred after the November 22, 2004 filing date of the Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

ii

AMPEX CORPORATION

FORM 10-Q/A

Quarter Ended September 30, 2004

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Restated Balance Sheets (unaudited) at September 30, 2004 and December 31, 2003	3

	Consolidated Restated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2004 and 2003	4

	Consolidated Restated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003	5

	Notes to Unaudited Restated Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	41

Item 4.	Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6	Exhibits	45

Signatures		46

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2004	December 31, 2003
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,451	$14,023
Short-term investments	9,160	—
Accounts receivable (net of allowances of $88 in 2004 and $137 in 2003)	2,892	4,513
Inventories	6,184	6,343
Other current assets	4,052	4,366

Total current assets	27,739	29,245

Property, plant and equipment	4,333	4,825
Other assets	598	1,127

Total assets	$32,670	$35,197

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$132	$146
Accounts payable	2,579	1,511
Net liabilities of discontinued operations	807	1,076
Accrued restructuring costs	631	1,300
Other accrued liabilities	12,731	24,844

Total current liabilities	16,880	28,877
Long-term debt	89,560	74,022
Other liabilities	73,758	74,561
Accrued restructuring costs	1,794	3,450
Net liabilities of discontinued operations	1,354	2,071

Total liabilities	183,346	182,981

Commitments and contingencies (Note 10)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value:
Authorized: 69,970 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value:
Authorized: 21,859 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Convertible preferred stock, $2,000 liquidation value:
Authorized: 10,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2004 and in 2003
Issued and outstanding - 3,642,517 shares in 2004; 3,728,017 in 2003	36	37
Class C:
Authorized: 50,000,000 shares in 2004 and in 2003
Issued and outstanding - none in 2004 and in 2003	—	—
Other additional capital	454,468	454,394
Accumulated deficit	(516,010)	(510,042)
Accumulated other comprehensive loss	(89,170)	(92,173)

Total stockholders’ deficit	(150,676)	(147,784)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$32,670	$35,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
	(unaudited)
Licensing revenue	$1,759	$1,744	$4,861	$7,702
Product revenue	4,390	6,367	15,767	17,950
Service revenue	2,173	2,065	6,496	7,049

Total revenue	8,322	10,176	27,124	32,701

Intellectual property costs	1,653	205	4,595	796
Cost of product sales	3,069	3,848	9,955	10,712
Cost of service	688	747	2,342	2,375
Research, development and engineering	1,022	696	2,853	2,326
Selling and administrative	3,326	2,848	9,160	9,095
Restructuring charges (credits)	(1,410)	—	(1,410)	—

Total costs and operating expenses	8,348	8,344	27,495	25,304

Operating income (loss)	(26)	1,832	(371)	7,397

Media pension costs	322	328	965	982
Interest expense	2,534	2,215	7,312	6,716
Amortization of debt financing costs	14	15	42	43
Interest income	(30)	(57)	(88)	(86)
Other (income) expense, net	(385)	2	(381)	35

Loss from continuing operations before income taxes and equity in income of limited partnership, including sale of investment	(2,481)	(671)	(8,221)	(293)

Provision for (benefit of) income taxes	—	(3,981)	248	(3,306)
Equity in income of limited partnership, including sale of investment	(591)	—	(2,149)	—

Net income (loss) from continuing operations (Note 5)	(1,890)	3,310	(6,320)	3,013

Income from discontinued operations (net of taxes of nil in 2004)	352	—	352	—

Net income (loss)	(1,538)	3,310	(5,968)	3,013

Benefit from extinguishment of mandatorily redeemable preferred stock	—	974	—	3,041
Preferred dividends ascribed, but not declared	—	(451)	—	(1,416)

Undistributed net income (loss) applicable to common stockholders	(1,538)	3,833	(5,968)	4,638

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	(67)	46	(54)

Comprehensive income (loss)	$(1,536)	$3,766	$(5,922)	$4,584

Basic and diluted undistributed income (loss) per share (Note 5) :
Undistributed income (loss) per share from continuing operations	$(0.52)	$0.88	$(1.72)	$0.50
Income per share from discontinued operations	$0.10	$0.00	$0.10	$0.00
Undistributed income (loss) per share applicable to common stockholders	$(0.42)	$1.18	$(1.63)	$1.45

Weighted average number of basic and diluted common shares outstanding	3,642,517	3,260,733	3,667,572	3,207,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
	Restated	Restated
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,968)	$3,013
Income from discontinued operations	(352)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and warrant accretion	596	809
Accretion of interest expense	7,168	6,577
Reversal of prior years’ tax reserves	—	(4,164)
Equity in income of limited partnership, including sale of investment	(2,149)	—
Periodic pension cost	2,383	1,333
Stock option compensation expense	60	—
Net loss on disposal of assets	26	—
Changes in operating assets and liabilities:
Accounts receivable	1,587	1,555
Inventories	159	370
Other assets	2,949	(615)
Accounts payable	1,077	(103)
Other accrued liabilities and income taxes payable	(2,139)	(154)
Ampex and Media pension contributions	(9,895)	—
Accrued restructuring costs	(2,325)	(1,001)
Other liabilities	(174)	60

Net cash provided by (used in) continuing operations	(6,997)	7,680
Net cash used in discontinued operations	(634)	(726)

Net cash provided by (used in) operating activities	(7,631)	6,954

Cash flows from investing activities:
Proceeds on maturity of short-term investments	—	1,483
Purchases of short-term investments	(9,160)	(1,000)
Deferred gain on sale of assets	(38)	(38)
Additions to property, plant and equipment	(91)	(16)

Net cash provided by (used in) continuing operations	(9,289)	429

Net cash provided by (used in) investing activities	(9,289)	429

Cash flows from financing activities:
Borrowings under debt agreements	9,895	—
Repayments under debt agreements	(1,539)	(3,311)
Proceeds from foreclosure of shareholders notes	13	—
Proceeds from issuance of common stock	—	145

Net cash provided by (used in) continuing operations	8,369	(3,166)

Net cash provided by (used in) financing activities	8,369	(3,166)

Effects of exchange rates on cash	(21)	32

Net increase (decrease) in cash and cash equivalents	(8,572)	4,249
Cash and cash equivalents, beginning of period	14,023	7,579

Cash and cash equivalents, end of period	$5,451	$11,828

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

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements in this Form 10-Q as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 to correct the accounting for its obligations under a pension plan of its former magnetic tape manufacturing subsidiary (“Media”) which it disposed of in 1995.

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

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(in thousands, except per share amounts)
Net income (loss) from continuing operations:
As reported	$(1,568)	$3,638	$(5,355)	$3,995
As restated	$(1,890)	$3,310	$(6,320)	$3,013

Net income (loss) applicable to common stockholders:
As reported	$(1,216)	$4,161	$(5,003)	$5,620
As restated	$(1,538)	$3,833	$(5,968)	$4,638

Diluted income (loss) per share:
Income (loss) per share from continuing operations
As reported	$(0.43)	$0.98	$(1.46)	$0.80

As restated	$(0.52)	$0.88	$(1.72)	$0.50

Income (loss) per share applicable to common stockholders
As reported	$(0.33)	$1.28	$(1.36)	$1.75

As restated	$(0.42)	$1.18	$(1.63)	$1.45

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effect on Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(in thousands)
Total liabilities:
As reported	$172,365	$171,334
As restated	$183,346	$182,981

Accumulated deficit:
As reported	$(523,581)	$(518,578)
As restated	$(516,010)	$(510,042)

Stockholders’ deficit:
As reported	$(139,695)	$(136,137)
As restated	$(150,676)	$(147,784)

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, the Company has substantial pension contributions due in future periods under the Ampex pension plan and pension funding due in future periods under the pension plan of Media, a former subsidiary that was sold in 1995 (“Media”). If the Company does not have the resources to make these payments, which in recent years it has not, the Company will seek to borrow additional funds from a former affiliated party, Hillside Capital Incorporated (“Hillside”), to meet these obligations. See Note 9.

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(in thousands, except per share amounts)
Undistributed net income (loss) applicable to common stockholders:
As restated	$(1,538)	$3,833	$(5,968)	$4,638
Compensation expense, net of tax	(64)	(3)	(116)	(16)

Pro forma	$(1,602)	$3,830	$(6,084)	$4,622

Basic and diluted undistributed income (loss) per share:
Undistributed income (loss) per share applicable to common stockholders, as restated	$(0.42)	$1.18	$(1.63)	$1.45

Undistributed income (loss) per share applicable to common stockholders, pro forma	$(0.44)	$1.17	$(1.66)	$1.44

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) from continuing operations and undistributed net income (loss) applicable to common stockholders for future years.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Expected life (years)	1.0	1.0	1.0	1.0
Risk-free interest rate	— 2.00%	— 1.27%	— 2.00%	— 1.27%
Expected volatility	158%	319%	158 - 247%	319%
Expected dividend yield	—	—	—	—

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 5 - Computation of Basic and Diluted Undistributed Income (Loss) per Share, as restated

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted undistributed income (loss) per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(in thousands, except per share amounts)
Numerator

Net income (loss) from continuing operations, as restated	$(1,890)	$3,310	$(6,320)	$3,013
Less preferred dividends ascribed, but not declared	—	(451)	—	(1,416)

Undistributed net income (loss) from continuing operations, as restated	$(1,890)	$2,859	$(6,320)	$1,597

Undistributed net income (loss) applicable to common stockholders, as restated	$(1,538)	$3,833	$(5,968)	$4,638

Denominator
Weighted average common stock outstanding	3,643	3,256	3,668	3,207
Stock options	—	5	—	—

Total	3,643	3,261	3,668	3,207

Basic and diluted undistributed income (loss) per share from continuing operations, as restated	$(0.52)	$0.88	$(1.72)	$0.50

Basic and diluted undistributed income (loss) per share applicable to common stockholders, as restated	$(0.42)	$1.18	$(1.63)	$1.45

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

Note 7 - Inventories

	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$2,490	$1,785
Work in process	2,105	3,327
Finished goods	1,589	1,231

Total	$6,184	$6,343

Note 8 - Other Accrued Liabilities and Other Liabilities, as restated

	September 30, 2004	December 31, 2003
	Restated	Restated
	(in thousands)
Compensation and employee benefit	$2,493	$2,087
Pension	4,574	10,841
Accrued pension costs for Media pension plan	841	3,841
Deferred revenue and customer deposits	3,340	5,236
Taxes	151	1,136
Warranty and other product costs	493	641
Interest payable	183	259
Other	641	703
Environmental	15	100

Total Other Accrued Liabilities	$12,731	$24,844

	September 30, 2004	December 31, 2003
	Restated	Restated
	(in thousands)
Pension	$56,140	$57,281
Accrued pension costs for Media pension plan	15,575	15,302
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	215	226
Environmental	262	295
Other	416	307

Total Other Liabilities	$73,758	$74,561

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

Pension liabilities have been actuarially determined pursuant to Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions” and are based on different assumptions, principally the discount rate, used to determine estimated pension contributions. See Note 9.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan	Media Reimbursement
	(in thousands)
2004 *	$10,033	$3,841	$(888)
2005	8,505	3,072	(888)
2006	7,298	2,559	(888)
2007	6,935	2,457	(888)
2008	4,127	895	(888)
2009	917	—	(888)

Total	$37,815	$12,824	$(5,328)

*	Through September 30, 2004, payments of $7.2 million and $2.7 million pertaining to the Ampex pension plan and Media pension plan, respectively, have been made. In 2004, Media has made reimbursement payments to Ampex totaling $740,000 through September 30, 2004.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 10 - Commitments and Contingencies, as restated

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 - Accumulated Other Comprehensive Loss, as restated

The balances of each classification within accumulated other comprehensive loss are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
	Restated		Restated
	(in thousands)
December 31, 2003, as restated	$(92,899)	$726	$(92,173)
Current period change	3,049	(46)	3,003

September 30, 2004	$(89,850)	$680	$(89,170)

The net periodic pension cost for the Ampex and Media pension plan for the nine months ended September 30, 2004 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2004, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension expense” for the Media pension plan, was determined by the Company’s actuary.

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

Note 16 - Segment Reporting, as restated

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

There were no intersegment sales or transfers.

	Nine Months Ended September 30, 2004
	(in thousands)
	Recorders	Licensing	Corporate and Eliminations	Totals
			Restated	Restated
Revenues from external customers	$22,263	$4,861	$-	$27,124
Interest income	66	—	22	88
Interest expense	1,462	—	5,850	7,312
Depreciation, amortization and accretion	311	—	285	596
Segment income (loss), as restated	1,490	265	(11,386)	(9,631)
Segment assets	28,671	—	3,999	32,670
Expenditures for segment assets	64	—	27	91

	Nine Months Ended September 30, 2003
	(in thousands)
	Recorders	Licensing	Corporate and Eliminations	Totals
			Restated	Restated
Revenues from external customers	$24,999	$7,702	$—	$32,701
Interest income	39	—	47	86
Interest expense	1,695	—	5,020	6,715
Depreciation, amortization and accretion	378	—	431	809
Segment income (loss), as restated	3,269	6,906	(10,468)	(293)
Segment assets	24,635	—	6,472	31,107
Expenditures for segment assets	8	—	8	16

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Nine Months Ended Sept. 30,
	2004	2003
	(in thousands)
Segment income (loss) reported above, as restated	$(9,631)	$(293)
Restructuring charges (credits)	1,410	—
Provision for income taxes	(248)	3,306
Equity in income of limited partnership, including sale of investment	2,149	—
Income from discontinued operations	352	—

Net income (loss), as restated	$(5,968)	$3,013

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

In October 2004, the Company instituted litigation against Kodak. See Note 10.

Forward-Looking Statements

This Form 10-Q/A contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors, “ below. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or regarding any change in events, conditions or circumstances on which any such statements are based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q/A, YOU ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

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

Restatement of Previously Issued Financial Statements

We have restated our financial statements in this Form 10-Q/A as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 to correct our accounting for the our obligations under a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we disposed of in 1995.

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

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(in thousands, except per share amounts)
Net income (loss) from continuing operations:
As reported	$(1,568)	$3,638	$(5,355)	$3,995
As restated	$(1,890)	$3,310	$(6,320)	$3,013

Net income (loss) applicable to common stockholders:
As reported	$(1,216)	$4,161	$(5,003)	$5,620
As restated	$(1,538)	$3,833	$(5,968)	$4,638

Diluted income (loss) per share:
Income (loss) per share from continuing operations
As reported	$(0.43)	$0.98	$(1.46)	$0.80

As restated	$(0.52)	$0.88	$(1.72)	$0.50

Income (loss) per share applicable to common stockholders
As reported	$(0.33)	$1.28	$(1.36)	$1.75

As restated	$(0.42)	$1.18	$(1.63)	$1.45

Effect on Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(in thousands)
Total liabilities:
As reported	$172,365	$171,334
As restated	$183,346	$182,981

Accumulated deficit:
As reported	$(523,581)	$(518,578)
As restated	$(516,010)	$(510,042)

Stockholders’ deficit:
As reported	$(139,695)	$(136,137)
As restated	$(150,676)	$(147,784)

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
	(in millions)
Licensing Segment
Licensing revenue	$1.8	$1.7	$4.9	$7.7

Recorders Segment
Mass data storage tape drives and library systems	$1.7	$2.5	$5.2	$8.2
Data acquisition and instrumentation recorders	2.1	2.9	8.5	7.4
Service revenue	2.2	2.1	6.5	7.0
Other (including professional video products)	0.6	0.9	2.1	2.4

Total net product and service revenue	$6.6	$8.4	$22.3	$25.0

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003, as restated

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
	(in millions)
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
	(in millions)
Licensing segment	$0.1	$1.5	$0.3	$6.9
Recorders segment	(0.3)	1.5	2.5	4.9
Corporate and restructuring charges (credits)	0.2	(1.2)	(3.2)	(4.4)

Operating income (loss)	$—	$1.8	$(0.4)	$7.4

The decrease in operating income in 2004 was primarily a result of the factors discussed above under “Licensing Revenue”, “Product Revenue” and “Gross Profit on Licensing Revenue.”

Media Pension Expense. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold in 1995, and remain obligated to make pension contributions to that Plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.7 million in both nine month periods ended September 30, 2004 and 2003.

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

Net Income (Loss). We reported a net loss of $1.5 million and $6.0 million in the three and nine months ended September 30, 2004, respectively, compared to net income of $3.3 million and $3.0 million in the three and nine months ended September 30, 2003, respectively, as a result of the factors discussed above.

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

Other Comprehensive Income (Loss). In the three and nine months ended September 30, 2004 and 2003, other comprehensive income (loss) consists of minimum pension liability, as restated, and foreign currency transaction adjustments resulting from our foreign operations.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan	Media Reimbursement
	(in thousands)
2004 *	$10,033	$3,841	$(888)
2005	8,505	3,072	(888)
2006	7,298	2,559	(888)
2007	6,935	2,457	(888)
2008	4,127	895	(888)
2009	917	—	(888)

Total	$37,815	$12,824	$(5,328)

*	Through September 30, 2004, payments of $7.2 million and $2.7 million pertaining to the Ampex pension plan and Media pension plan have been made. In 2004, Media has made reimbursement payments totaling $740,000 through September 30, 2004.

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

Disclosure of Contractual Obligations. During the nine months ended September 30, 2004, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2003 Form 10-K/A, except for the change in debt obligations discussed in Note 9 of the Unaudited Consolidated Notes to the Financial Statements and a reduction, based on an actuarial computation, in required current year pension contributions from $13.9 million estimated at December 31, 2003 to $11.5 million estimated at September 30, 2004. The reduction in the current year pension liability has been added to long-term pension liability.

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

We Have Substantial Unfunded Pension Liabilities, as restated

The defined benefit pension plans of Ampex and Media are substantially underfunded. We are required to make substantial projected pension contributions under those pension plans beginning in 2004 and thereafter. Based on the most recent actuarial valuation, at December 31, 2003, estimated pension contributions under the Ampex pension plan over the next six years will total $37.8 million, of which $7.2 million has been paid in 2004. We are also the Plan Sponsor and are liable to provide funding for plan benefits under the pension plan of Media, our subsidiary which was sold in 1995. Estimated pension contributions under the Media pension plan over the next six years will total $12.8 million, of which $2.7 million has been paid in 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have an investment in a limited partnership that holds shares in a publicly-held British promotional products company. We accounted for our investment in the partnership under the equity method through September 30, 2004, when the partnership sold or distributed all remaining shares held of the products company, made its final distribution and began to wind up its affairs. We have received total distributions of $3.3 million on our investment of $1 million, which includes incentive fees earned of $0.6 million from the carried interest assigned from the general partner. There were no other material changes during the third quarter of 2004 to the disclosure made under this Item in our 2003 Form 10-K/A.

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

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As of September 30, 2004 we did not maintain effective controls over the application of generally accepted accounting principles related to the complex non-routine pension obligations of a disposed subsidiary sold in 1995.

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

We have restated our financial statements in this Form 10-Q/A as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 to correct the accounting for our obligations under a pension plan of Media which we disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse us for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and we are obligated to make pension contributions to that Plan.

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness, as defined by the PCAOB as of September 30, 2004. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

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

There were no changes in our internal control over financial reporting identified in the evaluation described above that occurred during our last fiscal quarter that have during the nine months ended September 30, 2004 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2004 because of the material weakness identified above.

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