Form 10-K
period 2004-12-31
AMPEX CORP /DE/
filed 2005-04-20
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $5,703,854 based on a price of $1.80 per share, which was the closing price of the Registrant’s Class A Common Stock on the OTC Bulletin Board on that date. The Class A Common Stock is the only class of common stock outstanding.

As of February 28, 2005 there were 3,700,364 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

AMPEX CORPORATION

FORM 10-K

Year Ended December 31, 2004

i

PART I

ITEM 1.    BUSINESS

Introduction

Ampex Corporation (“Ampex”) is a leading innovator and licensor of visual information technology. During our 60-year history, we have developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. We currently hold approximately 600 patents and patent applications covering digital image processing, digital image compression and recording technologies. We leverage our investment in technology through our corporate licensing division that licenses our patents to manufacturers of consumer electronics products. Through our wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), we also incorporate this technology in the design and manufacture of very high performance data storage products, principally used in intelligence gathering and defense applications to gather digital images and other data from aircraft, satellites and submarines.

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment primarily includes the sale and service of data acquisition and instrumentation recorders (which record data, principally images rather than computer information), and to a less extent mass data storage products, all of which are made by our manufacturing subsidiary, Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital video products through our corporate licensing division. Our products and licensing activities are described below under “Patent Licensing Segment,” “Recorders Segment Products” and “Patents, Licenses and Trademarks.” For information regarding revenues, income or loss, assets and other financial data for each business segment for each of our last three fiscal years, see Note 19 of the Notes to Consolidated Financial Statements and “Business Segments” under Item 7 below. For financial information relating to our operations in various geographic areas, see Note 20 of the Notes to Consolidated Financial Statements.

We incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to “Ampex” include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. Our principal executive offices are located at 1228 Douglas Avenue, Redwood City, California 94063, and our telephone number is (650) 367-2011. Our Class A Common Stock is quoted on the OTC Bulletin Board under the symbol “AEXCA.OB.” We also maintain a website on the Internet at www.ampex.com.

Our trademarks used in this report include “Ampex”, “DST”, “DCRsi”, “DIS”, “DDRs” and “DSRs”, which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information for electronic filers (including us) at its website www.sec.gov. We make available free of charge on or through our Internet website located at www.ampex.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC, and our Code of Ethics.

Forward-Looking Statements

This Form 10-K contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors,” below. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

Patent Licensing Segment

Overview

Ampex has an extensive portfolio of patents that result from investments in research, development and engineering that we have made to design and improve the products made by our manufacturing subsidiary, Data Systems. In general, our products have been designed for demanding and specializing professional television or intelligence gathering use and have, therefore, been too expensive for sale to individual consumers. However, we have found that, in many instances, patented innovations in performance or features developed for the professional markets have later been adopted in consumer products, typically 7-10 years later.

In order to generate revenues from the consumer markets that we do not sell in directly, we license our patents to manufacturers of consumer electronics in return for royalties based on the value of their sales. In 1968, we licensed our first manufacturer of consumer videocassette recorders (VCRs) and subsequently we licensed essentially every significant manufacturer of VCRs in the world. As our earlier patents expired, we developed new patented inventions and licensees continued to pay royalties to be able to incorporate these new patents in their VCRs and as a result our royalty income continued. In the period 1990 to 2000 our licensing income fluctuated significantly but averaged $16 million per year. VCRs were based on analog video technology and we no longer derive royalty income from these products because we ceased to develop analog technology many years ago. The relevant patents have expired by 2001 and our licensees have no continuing obligation to pay royalties on analog products.

Technology

In the 1980’s Ampex was a leader in the development of digital video technology for use in such products as digital special effects, digital graphics, digital time base correctors and many others. We received limited royalty income from licensing these patents for use in broadcast television products, but the markets were small and image-based consumer products did not employ digital technology at that time for various reasons, including cost.

As part of our digital video technology development, Ampex made developments in digital image compression, and in the mid 1990’s we introduced the first professional videotape recorder to successfully use digital image compression. These devices were part of a family of products marketed by Ampex under the DCT trademark. The patents that we received as a result of designing these products are now, we believe, among the most potentially valuable to our licensing program with the manufacturers of digital video consumer products.

Digital image compression, which was developed by Ampex and by several other companies, has been a key factor making it possible to produce new generations of digital consumer imaging products at affordable prices. Uncompressed products have remained too inefficient and expensive. Compression lowers component costs and also reduces size, power consumption and data storage requirements, which are crucial to making devices that are portable.

The adoption of digital technology in consumer markets also resulted in a technical convergence among consumer products. For example, in the analog era still pictures were captured on chemical film while video was captured on magnetic videotape. Today’s digital products use common technologies so that digital still cameras can record video, digital video recorders can take still pictures and some digital cellular telephones can record and transmit both types of images. This convergence has been important to Ampex because it has enabled us to broaden the markets that our licensing program can address. During the period that we licensed analog technology, substantially all of our royalties came from VCRs. Our analog VCR patents expired in 2001 and we no longer receive licensing revenues on these patents. In 2003 most of our royalties were from digital video camcorders. In 2004, we continued to generate significant royalties from digital video camcorders but the majority of our licensing revenues has come from digital still cameras, and we also generated royalties from DVD recorders. These are markets in which Ampex had never previously licensed its patents.

Patents

Due to the number of patents that we hold and the complexity of the technology, it is not possible for us to know with certainty which of our patents are the most significant. However, currently it is our opinion that our most significant patents fall into four areas that are generally relevant to digital consumer imaging products.

Rapid image retrieval has been responsible for the majority of the license income that we earned in 2004 from digital still cameras. In this area we have only one patent that remains in force. The related foreign patents have expired in 2004 and the US patent will expire on April 11, 2006. This patent is used in the creation, storage and retrieval of “thumbnail” images, which allow users to select a particular picture, quickly, from a large number held in electronic storage. We believe that this patent is widely used in digital still cameras and possibly also in camera-equipped cellular telephones.

Image data shuffling patents are used to reduce the amount of data required to transmit or record an image. These patents expire at various dates through 2013 and have been issued in the USA, France, Great Britain, Japan, Korea and Taiwan. We believe that these patents are necessary for the production of digital video camcorders because they are included in the technical standards. We believe it is likely that they are also used in DVD recorders and set top cable boxes that are equipped to record video, (“cable boxes”). The technology is useful in compressing either still or video images and we believe it is possible these patents may be used or useful in digital still cameras and possibly in camera-equipped cellular telephones.

Feed forward quantization patents are also useful in reducing the amount of data required to transmit or record images, principally video images. These patents expire at various dates through 2012 and have been issued in the USA, France, Great Britain, Germany and Korea. We believe that these patents are necessary for the production of digital video camcorders because they are included in the technical standards. We believe that these patents may be used in DVD recorders and cable boxes. We also believe that they may be used or useful now or in the future in digital still cameras and camera-equipped cellular telephones that have the capability to record video.

High-speed data decoding patents may be useful in any digital device that displays video. The patents expire at various dates through 2014 and are issued in the USA, Austria, France, Great Britain and Germany, and an application is pending in Japan. We are investigating the extent to which these patents may be used in many consumer digital devices but we have not yet reached a conclusion as to which products, if any, may currently infringe these patents.

Markets and Customers

The major product categories from which we receive royalty income at present are:

Digital video camcorders.    In 2004 we received recurring royalties from three manufacturers of these products totaling approximately $6.4 million. Under an agreement concluded in December 2004, Sony has prepaid $40 million to us for the right to use our patents in various products, including digital video camcorders, through the first quarter of 2006. Accordingly, we do not receive current licensing income from Sony. Thereafter, Sony will be required to pay recurring royalties based on the value of their sales in the countries where our patents are in force and infringed by their products. Based on market research and published financial data, we believe that Sony’s sales of digital video camcorders are significantly greater than those of the licensees who pay us currently. Accordingly, we expect that, commencing in the second quarter of 2006 when Sony becomes obliged to pay royalties to us currently, our recurring royalties from digital video camcorders should increase significantly from current levels, assuming sales levels remain the same.

Digital still cameras.    In 2004 we received approximately $26 million of royalties for use of our patents exclusively in digital still cameras. In addition, a portion of the $40 million lump sum payment received from Sony referred to above, relates to the sales of these products through the first quarter of 2006. We do not have enough information to determine the portion of that payment that relates to digital still cameras. Payments from two manufacturers of digital still cameras, Canon Inc. (“Canon”) and Sony, included a prepayment of their royalty obligation through April 11, 2006. Sanyo Electric Ltd. (“Sanyo”) made a negotiated payment for past infringement of our patents and has agreed to pay running royalties quarterly in the future based on the value of sales. Based on public information, Sanyo principally produces cameras for sale by other manufacturers such as Nikon and Olympus, and royalties paid by Sanyo will reduce any amounts due from companies such as these on sales reported under their names. Subsequent to year-end we announced agreements, providing for payment of quarterly running royalties on future sales with PENTAX Corporation, Matsushita, Electric Industrial Ltd. (Panasonic) and Victor Company of Japan (JVC). These companies also made negotiated payments for past use of our patents. We are currently continuing to negotiate with additional manufacturers.

All of our digital still camera licensees have taken licenses, which allow them to use several of our patents in these products. As discussed above, these patents expire at various times through the year 2014. At present, we believe that all of our digital still camera licensees are paying royalties on the basis of our rapid image retrieval patent which expires on April 11, 2006 and which is only in force in the United States. Accordingly, we are not receiving royalties currently on sales of digital still cameras outside the US. We are conducting discussions with certain manufacturers, including existing licensees, to determine whether or not they infringe other active Ampex patents. If we believe that these products do infringe other patents and if royalties are not paid we have the right to audit the licensees, cancel their licenses and to initiate litigation to enforce our patents.

In the event that additional patents are infringed we would expect to receive an increased level of recurring royalty income in the future because our other patents are in force in several countries in addition to the United States. Additionally, we estimate that the lump sum payments we have received represent lower effective royalty rates than we would expect to receive on recurring royalties in the future. However, while we believe that other Ampex patents may be used in digital still cameras now or in the future we cannot assure you that this belief is correct. Therefore, after April 11, 2006, our digital still camera royalties may be materially reduced or eliminated.

Camera equipped cellular telephones.    At present we have two licensees for these products, one of which has prepaid its obligation through April 2006. The other licensee has not paid material license fees to date. Based on current trends which are for cellular telephones to record higher resolution still images or significant amounts of video, we believe that these products will be required to employ high levels of image compression which may involve the use of our patents. We have recently notified many major manufacturers of camera equipped cellular telephones that we believe they may be infringing our patents. We cannot assure you that these products infringe our patents now or will do so in the future, or that we will be able to negotiate any licenses for these products.

Our discussions are in an early stage and are likely to require substantial exchanges of technical and business information. As a result, we believe it is not likely that we will generate significant income from these products in 2005, and if our negotiations are unsuccessful we may have to initiate litigation to enforce our patents at some time in the future.

DVD recorders and cable boxes.    In 2004, we were approached by a consumer electronic manufacturer that planned to introduce a line of DVD recorders. We concluded a license with this company that also covers use of our patents in video recorders utilizing hard disks or DVD storage (“PVR’s”). To date we have received a small amount of income from this licensee and future royalties will be dependent on the value of sales achieved by this licensee. We believe that other manufacturers of DVD recorders and PVRs may be using our image data shuffling and feed forward quantization patents. We are currently in discussion with another major manufacturer of DVD recorders concerning a license of our technology. At present we cannot assure you that we will be able to conclude any additional licenses for our DVD recorder and PVR related patents.

We are continuing to review other categories of products such as digital television receivers for potential licensing opportunities but have not yet concluded that any of our patents are being used.

Many of our patents that are relevant to consumer products are the result of design work on professional and broadcast television products. These are markets that we do not at present pursue actively. Therefore as our patents that are useful in consumer products expire we may not be able to replace them, with the result that we might cease to receive patent royalties in the future. We will give consideration to funding new research and development projects in the digital imaging field or to the acquisition of patents from others. No decisions in this regard have been taken and there can be no assurance that any new licensable patents will be developed or acquired.

Recorders Segment

Products

All of our products are manufactured by Data Systems and are comprised of very high performance instrumentation and mass data storage products. High performance recorders reproduce data at higher speeds and store larger volumes of data than in typical recording devices. Our data acquisition and instrumentation products consist of DCRsi digital instrumentation recorders, related tape and after-market parts and the recently introduced disk-based and solid-state memory-based airborne instrumentation recorders. Instrumentation recorders capture digital data that is usually generated by a sensor or other device such as a camera or infrared sensor as opposed to a computer. Examples include satellite telemetry information and flight test data. Our mass data storage products consist of our DST and DIS series of 19-millimeter scanning recorders and robotic library systems and related tape and after-market parts. Helical scanning 19-millimeter tape recorders were initially commercialized for the professional broadcast market and utilize a unique recording tape format that is partitioned to permit faster data access and greater storage than possible with linear tape drives that are generally used in typical computing environments. Library systems allow for scalable storage by assembling tape cartridges in multiple racks that can be quickly accessed by the tape drive. Data Systems also continues to offer spare parts to repair professional video recorders and other products that it previously manufactured and marketed to the television production and post-production industries. However, sales of spare parts of legacy television products accounted for less than 10% of total revenue in all periods reported herein. For information concerning revenue for each product group comprising in excess of 10% of total revenue and other information relating to our operating segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Data Acquisition/Instrumentation Products.    We have been well established for more than 40 years as a supplier of instrumentation recorders. We have supplied these recorders primarily to government agencies for use in data collection, satellite surveillance and defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Our instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on many foreign aircraft. We believe they are well suited to these demanding aeronautical applications and other applications involving comparable data-gathering challenges in extreme environments, because of their performance and reliability.

Our principal tape based data acquisition/instrumentation products currently are the DCRsi 240, DCRsi 120 and DCRsi 75 digital instrumentation recorders. The DCRsi recorders are rugged, highly-reliable and compact recorders that permit uninterrupted data capture over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48GB of data at a record/reproduce rate of up to 240 megabits (“Mb”) per second. The DCRsi 120 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 120Mb per second. The DCRsi 75 recorder is our lowest cost DCRsi model with a record-reproduce rate of 75Mb per second.

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

We recently started selling the DSRs and DDRs 400, a new generation of airborne instrumentation recorders utilizing solid-state memory or hard disk rather than tape. The data and control interface are fully compatible with the DCRsi product line. The recorder is smaller, lighter, consumes less power, has a higher data rate and can be configured for a larger storage capacity than the previous generation of tape-based recorders. Shipments to date of our new products have been primarily for evaluation and early program assessment. As a result, we have delivered several unique variations depending on the customer’s requirements. Government programs, which would utilize these products, have lead times of several years before significant revenues are generated. Accordingly, it is not possible to forecast if or when these new products will increase Data Systems’ revenues.

Significant portions of data acquisition and instrumentation recorder sales reflect purchases by prime contractors to the federal government which can be subject to significant fluctuations. See “Markets.” In addition, other factors relating to the markets for our instrumentation products and to competition in these markets may affect future sales of these products. See “Distribution and Customers,” “Competition,” and “New Product Development and Industry Conditions.”

19-millimeter Products.    Our 19-millimeter tape based products include our DST and DIS tape drives and library systems and use core technology developed by us for our digital video recorders. Our DST tape drives are used to store digital data in formats such as SCSI and fibre channel that are typically utilized in the computer industry. Our DIS tape drives use specialized instrumentation formats that are primarily used in intelligence gathering. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 100 to 660GB per cartridge in quad-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 to 12.8 terabytes (“TB”) of storage capacity while occupying only a fraction of the floor space required by competing storage systems. Expansion modules can expand the DST library storage capacities up to approximately 100 terabytes. DST and DIS tape drives offer rapid access times to vast amounts of data that is maintained “near online” to allow it to be retrieved/archived quickly from/to very large data bases. We manufacture our 19-millimeter products to customer order. Since our Recorders segment is primarily focused on our data acquisition and instrumentation products, we do not currently intend to invest additional development resources to extend the life of our 19-millimeter products beyond the quad density format. However, we will conduct sustaining engineering to support our current customers’ requirements. See “Markets,” “Distribution and Customers,” “Competition,” and “New Product Development and Industry Conditions.”

Other Products.    Data Systems’ other products are primarily television after-market products (including spare parts) relating to television products that we manufactured in prior periods and continue to support.

Markets

Data Acquisition/Instrumentation Recorders.    Data Systems’ DCRsi recording drives and magnetic media and its DSRs and DDRs solid-state and disk-based recorders are designed to acquire large volumes of data in stressful physical environments, and are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of aircraft. DCRsi products are used by U.S. and foreign military and intelligence agencies (including those of Germany, Japan and the United Kingdom), as well as by manufacturers of commercial airplanes, such as Boeing Corporation, and by Airbus, the consortium of European airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments. Our DSRs and DDRs products have been developed to replace over several years a large installed base of DCRsi tape-based recorders.

U.S and foreign government agencies continue to be the primary market for our data acquisition and instrumentation recorders. Sales to government agencies are subject to fluctuation as a result of changes in government spending programs (including defense programs) and could be adversely affected by pressure on government agencies to reduce spending. Any material decline in the current level of government purchases of our products could have a material adverse effect on us.

19-Millimeter Products.    Our 19-millimeter mass storage tape drives and library systems are optimized for applications that must handle large amounts of data, such as those that process and store images, digital video and streaming data. Our principal markets are presently:

1.	Government intelligence gathering and archiving. In recent years, our products were selected for use in certain large government programs that required delivery of new systems over several years. Sales of service, spare parts and tape have been an important component of our total revenues, and we project that they will represent an increasing percentage of future total revenues as new system sales decline.

2.	Broadcast digital video and cable companies for long-term archival requirements. Our digital video archive systems have been installed at Viacom/CBS, Fox Broadcasting, USA Networks and Public Broadcasting Stations. In recent years, this market has deferred capital spending or identified less expansive and less costly solutions to archive their content which are offered by our competitors.

Our products are used in a small number of specialized applications. Accordingly, we believe that our share of the overall data storage market is very small.

Distribution and Customers

Our data acquisition and instrumentation recorders (including our DIS 19-millimeter tape drives) are sold primarily to prime contractors who in turn sell to government agencies involved in data collection, satellite surveillance and defense-related activities, as well as to defense contractors and other industrial users for testing and measurement purposes. Sales of instrumentation recorders are made through our internal domestic and international sales forces, as well as through independent sales organizations in foreign markets. The government programs that involve our products are typically long-term in duration. Government procurement practices typically limit our customers’ purchase commitments with our recorders segment to one-year or less. Also, we typically operate with low levels of backlog and ship products ordered within a particular quarter in that quarter or the succeeding quarter.

We currently distribute our 19-millimeter products (including DST and DIS recorders) directly through our internal sales force, as well as through independent value-added resellers. Our DST products are sold to customers such as oil and gas companies, imaging companies, information and entertainment delivery companies, broadband telecommunications companies and government entities.

With respect to our 19-millimeter recorders, we are not actively pursuing new government programs but continue to offer products to customers who desire to support or expand an existing program.

We currently operate a total of six sales offices, including four in the U.S., one in Japan and one in the United Kingdom.

Our sales to U.S. government agencies (either directly or indirectly through government contractors) represented approximately 70% of U.S. recorders segment revenue in fiscal 2004 compared to 72% of U.S. revenue in fiscal 2003 and 63% in fiscal 2002. Products sold for U.S. government use include primarily data acquisition instrumentation recording systems. Sales to government customers are subject to customary contractual provisions permitting termination at the government’s election. See “Markets.”

In 2004, no customer accounted for more than 10% of total revenue. In 2003, one customer, BAE Systems, accounted for 14.4% of total revenue. In 2002, we recorded revenue from ADIC and Lockheed Martin for 16.8% and 11.2% of total revenue, respectively.

Research, Development and Engineering

Scanning recording systems such as those developed by us initially in the professional television industry and subsequently in the mass data storage industry involve extremely complex technology. As a result, we have developed extensive expertise in a wide area of technical disciplines and have developed fundamental innovations in digital image processing, magnetic recording technology and channel electronics. In 2004, we spent approximately 13.8% of total recorders segment revenue for research and development programs and engineering costs, compared to 9.5% in 2003 and 7.9% in 2002. Future research, development and engineering spending may need to be reduced if Data Systems were to experience further declines in product revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements.

In prior years, we designed and manufactured a wide range of professional television products, and we patented many of our innovations. While we exited those markets several years ago, many patents covering innovations in the field remain in force. These technologies form the foundation of our digital patent portfolio that we are seeking to exploit with new licensing agreements covering digital video camcorders, digital still cameras, DVD recorders, and hard disk recorders.

In recent years, our Recorders segment has elected to focus on its data acquisition and instrumentation products. As a result, it has transitioned much of its research and development budget away from the 19-millimeter digital recording technology, to the recently developed DSRs and DDRs solid-state and disk-based recorders, which incorporate data interfaces previously utilized in our DCRsi recorders. These products have largely been designed in response to unique and varied requirements of various government agencies and are being evaluated for inclusion in future intelligence gathering programs under consideration. As result, our new products have been manufactured in limited quantities. New government programs typically undergo several years of evaluation before product specifications are established, prime and subcontractors selected, funding appropriated and contracts let. See “Recorder Segment Products—Data Acquisition/Instrumentation Products” above. We do not plan to develop our 19-millimeter product lines beyond the quad density format. However, we will conduct sustaining engineering to support our current customers’ requirements.

All of our research, development and engineering efforts are conducted in-house. While we do not outsource our product engineering, in line with industry trends, we endeavor to utilize off the shelf components rather than to design our own components. Research and development is subject to certain risks and uncertainties described below under “New Product Development and Industry Conditions,” and there can be no assurance that any of these efforts will be technologically or commercially successful.

Patents, Licenses and Trademarks

As a result of our ongoing research and development expenditures, we have developed substantial proprietary technology, certain of which we have elected to patent or to seek to patent. As of December 31, 2004, we held approximately 600 patents and patent applications, including approximately 225 patents in the U.S. and approximately 375 corresponding patents in other countries. Also there are approximately 50 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to our recording technology. We continually review our patent portfolio and allow non-strategic patents to lapse, thereby minimizing substantial renewal fees.

U.S. patents are, at present, in force for a period of 20 years from the date of application and patents granted by foreign jurisdictions are generally in force for between 14 years to 20 years from the date of application. We have obtained our present patents over the course of the past 20 years and, accordingly, have patents in force that will expire from time to time over the next 20 years. Patents are important to our current overall business, both as a source of protection of the proprietary technology used in our current products, and as a source of royalty revenue. While results of operations would be adversely affected by the loss or expiration of patents that generate significant royalty revenue, Management believes that none of our Recorder Segment product lines is materially dependent upon a single patent or license or group of related patents or licenses, and that timely introduction of products incorporating new technologies or particularly suited to meet the needs of a specific market or customer group is a more important determinant of the success of our current business.

In 2004, two licensees, Sony and Canon, accounted for 39.4% and 19.2% of total revenue, respectively. In 2003, one licensee, Matsushita Electric Industrial Co. Ltd. accounted for 14.9% of total revenue. There were no licensees who accounted for more than 10% of the total revenue in 2002.

It is not possible to predict the amount of royalty revenue that will be received in the future. Royalty revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent of use of our patented technology by third parties, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. We also expect to spend additional costs in future years in our investigation and analysis of how our digital video imaging and data compression technologies are being utilized by manufacturers of consumer digital video products. There can be no assurance that we will continue to develop patentable technology that will generate significant patent royalties in future years. We will continue to evaluate additional products and potential licensing opportunities to the extent that our technical and financial resources permit. We have not granted any licenses under our scanning recorder patents specifically for data storage applications, but we may do so in the future if we determine that this would support our marketing strategy.

We regard our trademark “Ampex” and our logo as valuable to our businesses. We have registered our trademark and logo in the U.S. and a number of foreign countries. U.S. trademark registrations are generally valid for an initial term of 10 years and renewable for subsequent 10-year periods. We have not granted any material rights to use our name or logo to any other third party.

Our trademarks used in this report include “Ampex”, “DST”, “DIS”, “DCRsi”, “DSRs” and “DDRs”, all of which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

Manufacturing

Our Recorders segment’s products are manufactured at facilities in Redwood City, California and Colorado Springs, Colorado. Products are designed and engineered primarily in Redwood City. Because our mass data storage products incorporate many of the technologies and components of our 19-mm-based videotape recorders, the manufacturing process of the mass data storage products has benefited from the existing video recorder production facilities and techniques.

We maintain insurance, including business interruption insurance, that Management considers adequate and customary under the circumstances. However, there is no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our current insurance.

Sources of Supply

We use a broad variety of raw materials and components in our manufacturing operations. While most materials are readily available from numerous sources, we purchase certain components, such as customized integrated circuits and flexible magnetic media, from a single domestic or foreign manufacturer. Significant delays in deliveries of, or defects in the supply of, such components could adversely affect our manufacturing operations pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we may depend may be limited. Manufacturers may require us to purchase lifetime quantities of certain products or components in advance of their discontinuing the product, requiring us to maintain inventory levels in excess of current period revenue forecasts. We do not generally enter into long-term raw material supply contracts. In addition, many of the components of our products are designed, developed and manufactured by us, and thus are not readily available from alternative sources.

Fluctuations in Operating Results; Seasonality and Backlog of Recorders Segment

Our revenue and results of operations are generally subject to quarterly and annual fluctuations. Factors affecting operating results include: customer ordering patterns; availability and market acceptance of new products; timing of significant orders and new product announcements; order cancellations; receipt of lump sum royalty settlements for prior period shipments and/or prepayments of running royalties otherwise due in future periods and numerous other factors. Our revenues are typically dependent upon receipt of a limited number of customer orders involving relatively large dollar volumes in any given fiscal period, increasing the potential volatility of our revenues from quarter to quarter. In addition, sales to government customers (primarily sales of DCRsi instrumentation products) are subject to fluctuations as a result of changes in government spending programs, which can materially affect our gross margin as well as our revenues.

A substantial portion of our backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Our backlog of firm orders at December 31, 2004 was $3.7 million compared to $10.7 million at December 31, 2003 and $4.7 million at December 31, 2002. We received government orders primarily in DCRsi instrumentation products and tape in 2003 that remained in backlog pending shipment, which the customer scheduled throughout 2004. We do not generally include foreign orders in backlog until we have obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

We encounter significant competition in our Recorders segment product markets. Although our competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages. Our primary market focus is currently being directed to the data acquisition and instrumentation markets, principally involving intelligence gathering for classified programs where our products have been widely deployed. Our involvement in the mass data storage market is very limited and directed at applications that process video or large image based data sets. We do not attempt to compete in the larger commercial mass data storage applications.

In the instrumentation market, we compete primarily with companies that depend on government contracts for a major portion of their sales in this market, including Sony, L-3 Communications Corporation, Calculex and Sypris Solutions, Inc. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined. The principal competitive factors in this market are cost, product reliability, product performance and the ability to satisfy applicable government procurement requirements.

New Product Development and Industry Conditions

The instrumentation and data storage industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on revenues and results of operations. We have no current plans to develop our 19-millimeter product lines beyond the quad density format, but we will invest in sustaining engineering activities to support the needs of our existing customer base. We have recently introduced our DSRs and DDRs solid-state memory-based and disk-based recorders. To date, shipments of these specialized units have been made to a limited number of customers in small quantities primarily for performance evaluation. If successful, these products could be selected for new intelligence gathering programs that would ultimately seek to replace over time our older tape based DCRsi recorders. We expect to continue to ship additional units in 2005 primarily for evaluation. We do not expect to generate significant orders for standard products until 2006 and there can be no assurance that such orders will actually be received. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that our new products or technology will be competitive. See “Competition.” Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

Sales of our instrumentation products can be significantly affected by changes in government spending levels. See “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International Operations

Substantially all of our licensing revenue is derived from foreign customers. Sales of products to foreign customers accounted for approximately 19.5% of product and service revenue in fiscal 2004, compared to 13.5% in fiscal 2003 and 15.6% in fiscal 2002. Foreign marketing operations are conducted primarily through local distributors and agents, with support from our internal marketing and sales organization. See “Distribution and Customers.”

Foreign operations are subject to the usual risk attendant on investments in foreign countries, including limitations on repatriation of earnings, restrictive actions by local governments, fluctuation in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulations and restrictions imposed by the U.S. Department of State and the U.S. Department of Commerce.

In certain prior periods, declines in the value of the U.S. dollar in relation to certain foreign currencies have favorably affected our international operations, and in other periods the strength of the dollar relative to such currencies has adversely affected our operations. Fluctuations in the value of international currencies can be expected to continue to affect our operations in the future, although the impact will be less significant than it was in periods with a higher proportion of sales in foreign currencies. We currently do not hedge our assets that are denominated in foreign currencies. U.S. export revenues and our licensing agreements are principally denominated in U.S. dollars.

See Note 20 of the Notes to Consolidated Financial Statements for additional information concerning our foreign operations.

Environmental Regulation and Proceedings

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational

Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2005 or 2006 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are engaged in a total of seven environmental investigations, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to five contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Five sites (including four Superfund sites) are associated with the operations of a former subsidiary Media (“Media”). Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites. On January 10, 2005, Media filed for Chapter 11 Reorganization and therefore an estimate of future cleanup costs of Media sites of $2.5 million was charged to Discontinued Operations in the fourth quarter of 2004 and included as part of our net liabilities for discontinued operations at December 31, 2004. In October 2003, the California Regional Water Quality Control Board issued us a letter, which rescinds continued cleanup requirements for the Sunnyvale, California site, allowing us to shut down and remove all remediation equipment and substantially reduce any further obligation. During 2004, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.2 million in fiscal 2005 for such activities, all of which pertains to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2004, we had an accrued liability of $0.1 million for pending environmental liabilities associated with certain sites currently owned or leased by us and $2.5 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to the former Media sites discussed above. Such amounts have not been discounted. Based on facts currently known to our Management, we believe it is only remotely likely that our liability in connection with such pending matters, either individually or in the aggregate, will be material to our financial condition, results of operations or cash flows.

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

Employees

As of December 31, 2004, in our continuing operations we employed 127 people worldwide, compared to 145 at December 31, 2003 and 145 at December 31, 2002. Approximately 12% of our current worldwide workforce is employed in our international operations, compared to 9% at December 31, 2003 and 10% at

December 31, 2002. No employees are covered by any collective bargaining agreement. We are dependent on the performance of certain key members of Management and key technical personnel. We have not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as our Chief Executive Officer since 1991, is also engaged in the management of certain companies as more fully described below in “Item 4A. Executive Officers of the Registrant.” Mr. Bramson currently devotes most of his time to the management of Ampex. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on us.

Pension Plan Matters

We are the Plan Sponsor of the Ampex pension plan and of the Media pension plan. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2010 in order to fully fund benefits payable to plan participants.

We account for our obligations under these pension plans in accordance with SFAS No. 87, “Employers Accounting for Pensions.” Under this accounting principle, we recognize a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees, which at December 31, 2004 totaled $52.1 million and $19.8 million, respectively.

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make us whole from any expense or cash outlay as it pertained to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provided for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media pension plan that would be funded by us. During 2004, 2003 and 2002 Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.8 million, $0.9 million and $1.0 million, respectively.

On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. Accordingly, we do not expect to receive any additional payments or to be reimbursed for future pension contributions that we will be required to make under the Media pension plan as its Plan Sponsor. Media Pension Expense in the fourth quarter of 2004 includes a curtailment loss of $2.5 million due to the termination of employees’ services earlier than actuarially expected.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2010. The following amounts are substantially less than the unfunded ABO recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2005	$3,668	$961
2006	13,289	6,322
2007	7,352	2,923
2008	3,277	2,017
2009	1,456	611
2010	726	—

The Pension Benefit Guaranty Corporation (“PBGC”), Hillside Capital Incorporated (“Hillside”), a former affiliated party, and Ampex entered into the Joint Settlement Agreement in 1994, whereby Hillside agreed to retain plan termination liability to the PBGC under the Ampex pension plan and Media pension plan after the reorganization of NH Holdings Incorporated, our former parent. Pursuant to this agreement, Hillside was also required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that we were unable to make the pension contributions. Failure by Hillside to advance funds in subsequent periods would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

At our request, Hillside has made the 2004 pension contributions which totaled $7.9 million and $2.8 million pertaining to the Ampex pension plan and the Media pension plan, respectively. We have issued Notes to Hillside in the amount of these pension contributions as well as amounts advanced in prior years. We made the January 2005 pension payments that totaled $825,000 and we expect to make additional quarterly contributions during the remainder of 2005 totaling $3.8 million. In future years, we may request Hillside to fund pension contributions if we are unable to make the payments ourselves.

If Hillside is required to make all or portions of the Ampex and/or Media pension contributions, we will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Discount Notes and Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.13% at December 31, 2004). We granted to Hillside a security interest in Data Systems’ inventory and other assets as collateral for advances, which Hillside is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

ITEM 2.    PROPERTIES

As of December 31, 2004, our principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Redwood City, California	RD&E, manufacturing, sales and licensing (1)	91,760
New York City, NY	Executive offices (2)	19,000
Colorado Springs, Colorado	Manufacturing (3)	229,961
Colorado Springs, Colorado	Manufacturing (4)	22,200
Chineham, Basingstoke, England	Sales and service (5)	3,283
Tokyo, Japan	Sales and service (6)	3,886

(1)	We are attempting to sublet 30,000 square feet representing one floor of a two-story building. The lease term extends to September 2008.
(2)	This facility lease term extends to April 2008.
(3)	On April 15, 2005, our subsidiary, Ampex Data Systems Corporation, closed on the sale of its former manufacturing facility and received approximately $3.0 million. The Company will recognize a small gain on the sale in the second quarter of 2005.

(4)	These facilities are leased under a five-year lease. The lease term extends to July 2009.
(5)	The lease term extends to December 2007.
(6)	These facilities are leased under leases that expire during July 2005. The current plan is to renew the leases on a year-to-year basis.

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

We reached a settlement with the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985 while we were a subsidiary of The Signal Companies (currently Honeywell International Inc.). In 2003, we adjusted accruals recorded in prior years in the Consolidated Balance Sheets to reflect this settlement as well as other events. The reversal is included in the caption “Provision for (benefit of) income taxes” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

In October 2004, we initiated litigation with Kodak for their infringement of our “thumbnail” patent in the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware (the “District Court”). The actions allege infringement by Kodak products of our U.S. patent 4,821,121, the “thumbnail” patent and seek an exclusion order barring Kodak from the importation and sale of digital still cameras into the U.S. and damages. Proceedings in the District Court have been stayed pending resolution of the proceeding. The parties have filed their pleadings in the ITC, and discovery is ongoing. Similar litigation was initiated earlier in 2004 with Sanyo and Sony but was subsequently settled in the fourth quarter of 2004 after having successfully concluded separate licensing agreements with each company.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2005 or 2006 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are engaged in a total of seven environmental investigations, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. Some of these activities involve the participation of state and local government agencies. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to five contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Five sites (including four Superfund sites) are associated with the operations of Media. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for Chapter 11 Reorganization and therefore an estimate of future clean up costs of Media sites of $2.5 million was provided in the fourth quarter of 2004 and included in net liabilities of discontinued operations at December 31, 2004. In October 2003, the California Regional Water Quality Control Board issued us a letter, which rescinds continued cleanup requirements for the Sunnyvale, California site, allowing us to shut down and remove all remediation equipment and substantially reduce any further obligation. During 2004, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.2 million in fiscal 2004 for such activities, all of which pertains to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2004, we had an accrued liability of $0.1 million for pending environmental liabilities associated with certain sites currently owned or leased by us and $2.5 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. These liabilities have not been discounted. Based on facts currently known to Management, we believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition, cash flow or results of operations or material to investors.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of February 1, 2005 are as follows:

Name	Age	Position
Edward J. Bramson	53	Chairman and Chief Executive Officer
Craig L. McKibben	54	Vice President, Chief Financial Officer and Treasurer
Robert L. Atchison	67	Vice President
Joel D. Talcott	63	Vice President and Secretary
Sharon M. Genberg	62	Vice President
Ramon C. Venema	51	Vice President

Each of our executive officers serves in such capacity at the discretion of the Board.

Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been our Chief Executive Officer. Mr. Bramson also is President and a Director of AFC Holdings Corporation, a wholly-owned subsidiary of the Company. Mr. Bramson also serves as Chairman and Chief Executive Officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated and Second Jeffson Corporation, and is a limited partner of Newhill Partners, L.P. These entities, which are private investment holding companies, may be deemed to be our affiliates. Mr. Bramson is a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976.

Craig L. McKibben is Vice President, Chief Financial Officer, Treasurer and a director of the Company. Mr. McKibben has been an officer and a director of the Company since 1989. Mr. McKibben also serves as Vice President and Treasurer of Ampex Holdings Corporation, as Vice President and Treasurer of AFC Holdings Corporation, as Vice President and Treasurer of Ampex Data Systems Corporation, and as President, Chief Financial Officer and a director of Ampex Finance Corporation, wholly-owned subsidiaries of the Company. He is also Vice President and a director of Sherborne Holdings Incorporated and of Sherborne & Company Incorporated and is a Vice President of Second Jeffson Corporation. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

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

Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for our patent licensing activities (having served as Patent Counsel from 1981 to 1987). Mr. Talcott also serves as Chairman of Ampex Data Systems Corporation, as Vice President and Secretary and a director of Ampex Data Systems Corporation, Ampex Data International Corporation, Ampex Finance Corporation and Ampex International Sales Corporation, as Vice President and Secretary of Ampex Holdings Corporation, and as Secretary of AFC Holdings Corporation, wholly-owned subsidiaries of the Company.

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

The following table sets forth the high and low prices for the Class A Common Stock for each quarter during fiscal 2004 and 2003. All prices through the third quarter of 2003 and the high price for the fourth quarter of 2003 represent sales prices reported on the AMEX. The low price for the fourth quarter of 2003 and all prices for 2004 represent bid information as quoted on the OTC Bulletin Board. The OTC Bulletin Board prices reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Fiscal Year	High	Low
2004
First Quarter	$2.30	$0.59
Second Quarter	2.38	1.00
Third Quarter	2.80	1.70
Fourth Quarter	50.75	1.74

2003
First Quarter	$3.40	$1.40
Second Quarter	5.60	1.40
Third Quarter	5.14	2.90
Fourth Quarter	3.05	0.55

As of February 28, 2005, there were 262 holders of record of our Class A Common Stock.

We have not declared any dividends on our Common Stock since our incorporation in 1992 and have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of the indentures for the Senior Notes and certain other agreements as to the declaration of dividends. Under current circumstances, we may not pay any cash dividends on our Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of the Notes to Consolidated Financial Statements.

The table below provides information relating to our equity compensation plans as of December 31, 2004.

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by Shareholders	224,026	$2.49	395,693	(1)

(1)	This number includes 125,000 shares issuable as stock bonuses or direct stock purchase rights under our 2000 Stock Bonus Plan.

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

We did not sell any equity securities during our 2004 fiscal year that were not registered under the Securities Act and have not previously been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

During the fourth quarter of our 2004 fiscal year, there were no purchases of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a) of the Exchange Act).

ITEM 6.    SELECTED FINANCIAL DATA

The financial data required by Item 6 is included immediately following Item 15 hereof.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements in this Form 10-K as of December 31, 2003 and 2002 and for each of the two years ended December 31, 2003 to correct the accounting for its obligations under a pension plan of its former magnetic tape manufacturing subsidiary (“Media”) which it disposed of in 1995. The Company has also restated the corresponding 2003 and 2002 interim periods and the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods is reflected as an adjustment to stockholders’ deficit as of January 1, 2002.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, Ampex remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that Plan.

The Company had accounted for its obligations under the Media pension plan under SFAS No. 5, “Accounting for Contingencies” since the sale of Media in 1995. However, as a result of communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), the Company now believes that it should have accounted for these obligations under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The effects of the restatement are shown below:

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss):

	December 31, 2003	December 31, 2002
	(in thousands, except per share amounts)
Provision for pension plan funding reimbursement:
As reported	$(5,369)	$—
As restated	$—	$—

Media pension expense:
As reported	$—	$—
As restated	$(1,383)	$(67)

Net loss from continuing operations:
As reported	$(5,750)	$(2,805)
As restated	$(1,764)	$(2,872)

Undistributed income applicable to common stockholders:
As reported	$18,201	$1,387
As restated	$22,187	$1,320
Adjusted for EITF 03-6	$20,771	$—

Diluted undistributed income (loss) per share:
Loss per share from continuing operations
As reported	$(1.74)	$(0.90)
As restated	$(0.53)	$(0.92)

Undistributed income per share applicable to common stockholders
As reported	$5.52	$0.45
As restated and adjusted for EITF 03-6	$6.30	$0.00

Comprehensive income (loss):
As reported	$9,984	$(24,675)
As restated	$11,967	$(32,923)

Effect on Consolidated Balance Sheets:

	December 31, 2003	December 31, 2002
	(in thousands)
Other accrued liabilities:
As reported	$23,956	$10,471
As restated	$24,844	$10,471

Other liabilities:
As reported	$63,802	$64,413
As restated	$74,561	$79,459

Accumulated deficit:
As reported	$(518,578)	$(512,828)
As restated	$(510,042)	$(508,278)

Accumulated other comprehensive loss:
As reported	$(71,990)	$(63,773)
As restated	$(92,173)	$(83,369)

Stockholders’ deficit:
As reported	$(136,137)	$(148,068)
As restated	$(147,784)	$(163,114)

Effect on Consolidated Statements of Cash Flows:

	December 31, 2003	December 31, 2002
	(in thousands)
Provision for pension plan funding reimbursement:
As reported	$5,369	$—
As restated	$1,383	$67

Reimbursements of pension contributions:
As reported	$—	$—
As restated	$814	$1,011

Change in Other accrued liabilities and income taxes payable:
As reported	$456	$(7,138)
As restated	$4,297	$(7,138)

Changes in Other liabilities:
As reported	$2,250	$1,920
As restated	$(2,405)	$909

The following table presents the impact of the restatement adjustments affecting periods prior to 2002 on stockholders’ deficit as of January 1, 2002:

Increase in stockholders’ deficit (in thousands):

Stockholders’ deficit – January 1, 2002, as reported	$(123,599)
Stockholders’ deficit – January 1, 2002, as restated	$(131,717)

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

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories and the adequacy of allowances for returns and doubtful accounts and accruals for liabilities and contingencies. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, inventories, pension costs, litigation expense and environmental obligations. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. We derive our revenues from three principle sources: royalty and license fees, product sales, and service contracts.

Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered (principally FOB Ampex Factory) and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next eighteen months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. We also maintain an inventory of spare parts to service our customers’ products after the date of sale. We amortize spare parts inventories over the expected number of years we expect to support such products but not in excess of 30 months. If actual market conditions are less favorable than those projected by Management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately be recoverable. Although we reported net income in 2004, we have reported losses in recent years. Accordingly, we can not determine that it is probable that we will recover our deferred tax assets and net operating loss carryforwards and accordingly have established a valuation allowance equal to such assets. If we realize deferred tax assets or net operating loss carryforwards in subsequent years, our tax provision in that period will be less than the statutory tax rate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see Note 18 of the Notes to Consolidated Financial Statements.

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

Pension and Other Postretirement Benefits/ Obligations

The determination of our obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 16 of the Notes to Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.

While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense as well as amounts that may ultimately be required to be paid to fund the Media pension plan. On January 10, 2005, Media filed for Chapter 11 Reorganization. Accordingly, we do not expect to receive additional reimbursement from Media of amounts that we have paid to date or that we will be required to pay in the future.

Valuation of Long-Lived Assets and Investments

We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows or other methods used to determine fair value. While we believe that our estimates of fair value are reasonable, different assumptions could materially affect our evaluations. During 2004, we recorded an impairment provision to reduce the carrying value of a minority equity investment that is carried on the cost method since our estimate of its fair value was below its original cost and the impairment is other than temporary.

Contingencies

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as our obligations to fund Media’s environmental remediation costs, as well as obligations involving legal, income tax and other matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over- or understated.

Our facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. We are engaged in a number of environmental investigations, remediation and/or monitoring activities, some of which involve the participation of state and local government agencies. We have been named a potentially responsible party by the United States Environmental Protection Agency at certain locations which have been designated as “Superfund” sites. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and our pro rata participation if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. For a discussion of our contingencies related to environmental matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Note 12 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Overview

Our continuing operations include the results of our Licensing and Recorders segments. In the fourth quarter of 2004, we entered into three new license agreements and received royalty receipts for past and, in some cases, future use of our patents totaling $66 million. We applied these proceeds to repay all of our outstanding 20% Senior Discount Notes with an accreted value of $10.2 million and redeemed $52.2 million of our 12% Senior Notes and related accrued interest. At December 31, 2004, our indebtedness totaled $30.3 million, down from $74.0 million at December 31, 2003.

We brought litigation against three manufacturers of digital video products during 2004 who we believe infringed one of our patents in digital still cameras that they produce. Two of these suits have been settled by concluding licensing agreements, and one suit continues. We have incurred significant external litigation expenses of $4.9 million during the twelve months ended December 31, 2004 in connection with these suits, and we expect these expenditures to continue in 2005. We continue to attempt to negotiate new patent license agreements with manufacturers of digital video camcorders, digital still cameras, camera equipped cellular phones, DVD recorders and cable boxes and other consumer products that we believe may use our patents. If these licensing negotiations are not successful it may be necessary to initiate additional litigation in order to enforce our patents.

In 2004, our Recorders’ segment revenues decreased by approximately 14.2% from 2003 levels and 2003 levels increased by approximately 0.1% from 2002 levels. During 2004, we introduced our new solid-state and disk-based data acquisition and instrumentation recorders to a select number of customers in limited quantities for performance evaluation. If successful, these products are intended to replace over several years the large installed based of tape-based data recorders and should generate increased sales and profits for the Recorders segment.

We are obligated to make significant pension contributions to the Ampex pension plan and to the pension plan of a former subsidiary that was sold in 1995 (“Media”), as discussed below. Due to the accounting regulations that govern pension accounting, pension costs charged to the Statement of Operations do not correspond with pension contributions paid in cash during the year.

We increased the restructuring reserve in 2003 and 2002 by $3.1 million and $2.2 million, respectively, to reflect the depressed San Francisco Bay Area commercial real estate market where we remain obligated to pay rent on a facility that we abandoned in 2001. In 2004, we recognized a restructuring credit of $1.4 million as a result of the relocation of some manufacturing operations from Colorado Springs to Redwood City, reutilizing leased facilities that were charged to restructuring costs in prior periods.

Our tax provision in 2004 reflects the utilization of some of our net operating loss carry forwards. At December 31, 2004 the amount of unused net operating loss carryforwards available to offset future taxable income totaled approximately $178 million. Our tax provisions in 2003 and 2002 reflected the reversal of $4.2 million and $6.7 million, respectively, in reserves provided on prior years’ foreign, Federal, state and deferred income taxes for years that have been closed to audit or are otherwise determined not to be required.

Periodically, we are required to adjust reserves established in prior years for discontinued operations for subsequent favorable or unfavorable developments that are directly related to the operations of the discontinued businesses. In 2004, we increased provisions for amounts we now expect to have to pay for environmental remediation at various disposal sites used by Media when it was a subsidiary of the Company. Also, in 2004 there was favorable resolution of operating lease obligations that have recently expired which in part offset such charges.

Also, while not a component of “Net Income (Loss),” included in the determination of “Other comprehensive income (loss), net of tax” is a credit of $1.8 million in 2004 and a charge of $8.9 million in 2003 and $33.0 million in 2002 to minimum pension adjustment, to reflect an actuarially computed increase or decrease in accumulated pension obligations over pension plan assets of the Ampex and Media pension plans. Our reported earnings per share includes the effect of the benefit attributed to common shareholders from extinguishment of preferred stock from the issuance of Common Shares of $24.0 million in 2003 and $4.2 million in 2002.

We ended 2004 with $18.0 million in cash and short-term investments representing an increase of $4.0 million from year-end 2003. We believe that our cash balances, together with the projected results of Data Systems and royalties from license agreements presently in effect, should be sufficient to satisfy all projected cash obligations for 2005. The results of our operations and the liquidity of our business are more fully discussed below.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment involves the sale and service of mass data storage systems and instrumentation recorders (which record data, rather than visual information), all of which are made by our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”). Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital video products through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 19 of the Notes to Consolidated Financial Statements.

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

DST, DIS, DCRsi, DDRs and DSRs are trademarks of Ampex Corporation.

Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer video products (such as VCRs, camcorders and recently digital still cameras, camera-equipped cellular phones, and DVD and hard disk recorders). We also license our patents to certain manufacturers of professional videotape recorders and image processing devices such as digital special effects processors.

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue for the past three years.

	2004	2003	2002
	(in millions)
Licensing Segment
Licensing revenue	$72.9	$10.1	$4.0

Recorders Segment
Mass data storage tape drives and library systems	$6.9	$10.4	$13.4
Data acquisition and instrumentation recorders	10.1	10.6	8.6
Service revenue	8.7	9.3	8.5
Other (including professional video products)	2.9	3.0	2.5

Total net product and service revenue	$28.6	$33.3	$33.0

Results of Operations for the Three Years Ended December 31, 2004

Licensing Revenue.    Licensing revenue was $72.9 million in 2004, $10.1 million in 2003 and $4.0 million in 2002, and is derived from royalties that we receive from licensing our patents.

In 2003 and 2002 our licensing revenue principally came from royalties paid by manufacturers of digital video camcorders. In 2004, we entered into three major new licensing agreements with Canon Inc. (“Canon”) and Sanyo Electric Co. Ltd. (“Sanyo”) and Sony Corporation (“Sony”). The agreements expanded both the number of licensees and products covered by our license agreements. In December 2004, Sony agreed to license all of our patents for use in many products that they manufacture, including digital video camcorders, as well as digital still cameras and camera equipped cellular phones and other similar products. The Sony settlement payment of $40 million covers royalties due on all product shipments through April 11, 2006. The agreement does not specify how the lump sum payment is allocated among various products or periods. After that date, Sony will be required to pay running royalties based on the sale of all products that use our technology. After April 11, 2006, we expect to receive a material increase in royalties from digital video camcorder sales based on the expected inclusion of running royalties from Sony, if sales continue at present levels.

The agreements with Canon and Sanyo permit their use of various U.S and foreign patents owned by us in the manufacture and sale of digital still cameras. The Sanyo agreement also permits use of our patents in camera equipped cellular phones. These two manufacturers made payments totaling $25.5 million that included a negotiated prepayment of $13.5 million, which is non-refundable and non-forfeitable, from one of the licensees that covers royalties due on sales through April 11, 2006. This date coincides with the U.S. expiration of our rapid image retrieval patent, one of the key patents used in digital still cameras. We are currently negotiating patent licenses with several additional manufacturers of digital still cameras and camera equipped cell phones. We announced new license agreements with several manufacturers of digital still cameras and we expect to announce additional license agreements with other manufacturers of digital still cameras in the next 90 days. In October 2004, we initiated litigation with Eastman Kodak Company (“Kodak”) for their infringement of our rapid image retrieval patent. We may initiate additional litigation with other manufacturers of digital still cameras if we are unable to negotiate patent licenses on acceptable terms.

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

In June 2003, we entered into license agreements with Matsushita Electric Industrial Co. Ltd. and Victor Company of Japan, Ltd. authorizing their use of our patents in the manufacture of videotape recorders, including digital video camcorders. The agreements collectively provided for a one-time royalty payment of $5.4 million as settlement of royalties due on products sold in periods prior to the execution of the licenses. This payment was recognized as revenue in the second quarter of 2003. We also continue to receive ongoing licensing revenue from these companies calculated as a percentage of the sales price on that periods’ product revenues.

We continue to have active licensing negotiations with manufacturers of digital video camcorders, digital still cameras, camera equipped cellular phones, DVD recorders and cable set top box recorders that are equipped to record video and other consumer products, which we believe use our intellectual property. We have offered to license our intellectual property at, what we believe are, commercially reasonable rates which provide for lump sum royalty payments on shipments made in periods prior to the execution of the license and running royalty payments computed as a percentage of the selling price of products shipped in future periods. We believe that we may be successful in negotiating one or more such licenses in the near term. If we are able to do so, we would expect to receive substantial royalty payments in 2005 or thereafter, although we can not predict the exact timing or amount of any such payments.

We do not anticipate that licensing revenues in 2005 will attain levels realized in 2004. Based on licensing agreements in effect that provide for running rate royalties as well as licensing agreements that we believe are near to execution, we currently estimate that licensing revenues in 2005, principally from digital video camcorders and digital still cameras, will fall within the range of between $20 million and $30 million, depending upon, among other things, the sales levels of licensed products realized by our licensees and execution of agreements currently being negotiated. This estimate does not include the proceeds, if any, from the resolution of litigation with Eastman Kodak, nor does it assume any additional licenses of DVD recorders or other products, such as camera-equipped cellular phones. Licensing revenues are subject to significant fluctuations as a result of a number of factors, many of which are beyond our control as discussed elsewhere in this report. Accordingly, actual royalty revenues realized in 2005 may vary materially from our current estimates.

Our license agreements provide for the payment of running royalties after April 11, 2006 on shipments of digital still cameras and camera equipped cellular phones based on a percentage of the selling price of such products to third parties if such products incorporate our other patents. These patents are currently being licensed by manufacturers of digital video camcorders. The patents enhance picture clarity and lower the cost of video image compression in JPEG and MPEG-based products. We believe that these patents are used or useful in a variety of consumer digital video products in addition to digital video camcorders, such as digital still cameras, camera equipped cellular phones, DVD recorders, cable boxes and other products. These patents have been filed in the major worldwide markets and have varying expiration dates through 2014. Accordingly if these patents are used after April 11,2006, we would expect to receive additional royalties from current and prospective licensees of digital still cameras. However, our licensees have not acknowledged that they are now using these patents or have definitive plans to use them after April 11, 2006. We expect to conduct additional investigatory analysis as to how these patents are being used in digital still cameras and other products in 2005 and 2006. If, after this analysis, we believe they are being used we may be required to initiate additional litigation to enforce our license agreements. If we determine that our patents are not being used our digital still camera royalties may be materially reduced or eliminated after April 11, 2006.

Sales of licensees’ products are beyond our control and, accordingly, we cannot predict the amount of licensing revenue that will be realized in future periods. Furthermore, because the success of our negotiations is not solely controlled by us, we cannot assure you that any such licensing agreements will be successfully concluded. Our relevant digital patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we marketed to the professional broadcast and post production industry in prior years. These patents have expiration dates from 2006 through 2014, which could cause our future licensing revenues to decline. In years prior to 2002, we received substantial royalties from licensing our analog VCR patent portfolio. However, such patents have now expired and our licensees have no further obligation to us with respect to such products. See “Our Licensing Revenue is Subject to Material Fluctuations.”

Product Revenue.    Product revenue generated by our Recorders segment decreased to $19.8 million in 2004 from $24.0 million in 2003 compared to $24.5 million in 2002. Government agencies and defense contractors are currently our principal market for the Recorders segment. Sales declines in recent years have resulted from our decision not to seek new government program involvement with our mass data storage products. The decline in sales of our mass data storage tape drives and library systems has also been driven by the professional broadcast market’s deferral of capital spending or selection of less expensive digital archive solutions from our competitors. Accordingly, we have reduced our sales efforts in this sector. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid-state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders which, if successful, could lead to increased product revenues over current levels. There can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. We produced a limited number of such products for evaluation by select government agencies and other defense related customers. Revenues in 2004 from such products totaled $1.2 million. Also, we billed and have been paid an additional $0.8 million in 2004 that has been deferred and will be recognized as revenue when the products are shipped to the customer, which we expect will occur in 2005. In 2003, revenue from product sales was relatively flat with levels in 2002 but the sales mix changed. Increased sales of data acquisition and instrumentation recorder systems offset lower mass data storage tape drives and library systems to our government and commercial markets. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines.

Our backlog of firm orders was $3.7 million at December 31, 2004 compared to $10.7 million at December 31, 2003 and $4.7 million at December 31, 2002. We received government orders primarily in DCRsi instrumentation products and tape in 2003 that remained in backlog pending shipment, which the customer scheduled throughout 2004. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict revenue levels in future periods. See “Fluctuations in Operating Results; Seasonality and Backlog of Recorders Segment.”

Service Revenue.    Total service revenue in the year ended December 31, 2004 was $8.7 million compared to $9.3 million for the year ended December 31, 2003 and $8.5 million for December 31, 2002. The decline in service revenue resulted from the non-renewal of older service contracts offset, in part, by new customer activity.

Intellectual Property Costs.    There are no cost of goods sold associated with our licensing revenue. We have an internal staff of lawyers and engineers that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as Intellectual Property Costs. We do not allocate any general corporate overhead to our licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. Intellectual Property Costs also consist of external legal and accounting costs in investigating the validity and enforceability of our patents, auditing royalty reports and litigating to enforce our intellectual property rights. Such costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the year ended December 31, 2004, we incurred significant external legal costs in preparing for three patent enforcement suits in the International Trade Commission and in the U.S. Federal District Court that totaled $4.9 million. Two of the suits have been settled by successfully concluding new licensing agreements. One suit continues. In 2003 and 2002, we did not incur significant external patent legal costs. We may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. We also expect to incur additional costs in future years investigating and analyzing whether our digital video imaging and data compression technologies are being utilized by manufacturers of consumer digital video products. We may also seek to purchase patent portfolios that we believe offer commercial value to our licensing program.

Cost of Product Revenue.    Cost of product sales includes the cost of materials, labor and overheads incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 70.6% in the year ended December 31, 2004 compared to 61.2% in the year ended December 31, 2003 and 72.1% in the year ended December 31, 2002. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. The increase in the cost of product sales percentage in 2004 when compared to 2003 was due to the decline in sales volume which resulted in lower absorption of fixed manufacturing costs and additional inventory provisions for excess and no requirements inventory of $1.1 million to lower the carrying value of older products and spare parts based on expected near term sales projections for these products. In 2002, Data Systems received a substantial government order that provided for future tape and service revenue in exchange for a reduced equipment purchase price. Revenue from this order depressed gross margins in 2002.

Cost of Service Revenue.    Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 31.3% in 2004 compared to 28.0% in 2003, and 29.7% in 2002. The cost of service revenue fluctuates based largely on the cost of materials used to repair or replace equipment in a particular period.

Research, Development and Engineering Expenses.    All of our research, development and engineering expenses relate to our Recorders segment. We do not capitalize any research, development and engineering expenditures. The increase in research, development and engineering expenditures during 2004 is due primarily to costs incurred to produce prototypes of the DDRs new ruggedized disk and DSRs solid-state memory-based data acquisition recorders. Such costs are expected to continue as we develop new and enhanced products. We do not currently plan to invest additional resources to develop new formats for our 19-millimeter mass storage products beyond the quad density format. However, we will incur sustaining engineering to support our customers’ requirements.

Selling and Administrative Expenses.    Selling and administrative expenses increased to $13.8 million in the year ended December 31, 2004 from $12.2 million in the year ended December 31, 2003 and $11.2 million in the year ended December 31, 2002. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	2004	2003	2002
	(in millions)
Recorders segment	$6.3	$6.3	$5.9
Corporate	7.5	5.9	5.3

Total	$13.8	$12.2	$11.2

In the third quarter of 2004 we relocated our Colorado Springs manufacturing operations to two smaller, more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. The vacated facility is currently being marketed for sale. On April 15, 2005, our subsidiary, Ampex Data Systems Corporation, closed on the sale of its former manufacturing facility and received approximately $3.0 million. The Company will recognize a small gain on the sale in the second quarter of 2005. In 2004, expenses related to the relocation and costs to maintain the empty facility pending its sale totaled $0.4 million and have been charged to the Recorders segment’s selling and administrative expenses. In addition, the Recorders segment selling and administrative costs included a management incentive bonus earned under a long-term incentive plan that established cash flow targets for the segment. Such amounts totaled $0.7 million, $0.4 million and $0.2 million in 2004, 2003 and 2002, respectively.

Corporate selling and administrative expenses included actuarially determined periodic pension cost for the Ampex pension plan and a foreign pension plan of $2.0 million in 2004, $0.6 million in 2003 and $0.1 million in

2002, respectively. Such amounts differ from amounts contributed by the Company to the Ampex pension plan. Corporate selling and administrative expenses also included business development expenses to identify new investment opportunities. Such costs were offset by incentive fees that were assigned to us by the general partner of the investment limited partnership in which we invested. Business development expenses, net of incentive fees received, totaled ($29.2) thousand, $0.7 million and $0.2 million in 2004, 2003 and 2002, respectively. We expect to spend additional amounts in 2005 and beyond in documenting, testing and auditing our internal controls as required by the Sarbanes Oxley Act of 2002 and related SEC rules.

Restructuring Charges (Credits).    During 2004, we began to reuse previously restructured leased facilities in Redwood City as a result of the relocation of some manufacturing operations from Colorado Springs. As a result, we were required to remeasure our restructuring liability based on our new restructuring plan. We recognized a restructuring credit of $1.4 million in 2004 for the cost of the lease charged to restructuring in prior periods. Future lease costs associated with manufacturing activities will be charged to “Cost of product sales” as incurred. In 2003 and 2002, we recorded a net restructuring charge of $3.1 million and $2.2 million, respectively, which included future rental payments, net of estimated sublet income, with respect to a vacated administrative building in Redwood City, CA reflecting the depressed San Francisco Bay Area real estate market. During 2004, 2003 and 2002, we paid $1.1 million, $1.3 million and $1.3 million, respectively, related to lease costs of abandoned facilities. The unamortized balance in accrued restructuring totaled $2.3 million at December 31, 2004. This obligation has been discounted to present value. We expect to make payments against the remaining balance through 2008. We evaluate the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and we may make additional adjustments in future periods if we determine that our actual obligations will differ significantly from remaining amounts accrued.

Operating Income (Loss).    We reported operating income of $60.8 million in 2004, compared to operating income of $5.9 million in 2003 and an operating loss of $0.2 million in 2002. The operating income (loss) for the Licensing segment, Recorders segment, corporate administrative expenses and restructuring charges (credits) is shown in the following table:

	2004	2003	2002
	(in millions)
Licensing segment	$65.3	$8.4	$3.0
Recorders segment	1.5	6.5	4.3
Unallocated corporate	(7.4)	(5.9)	(5.3)
Restructuring (charges), credits	1.4	(3.1)	(2.2)

Operating income (loss)	$60.8	$5.9	$(0.2)

The increase in operating income in 2004 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Media Pension Costs.    We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold in 1995, and remain obligated to make pension contributions to that Plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions. Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.8 million, $0.8 million and $1.0 million in 2004, 2003 and 2002, respectively.

Interest Expense.    Interest expense increased in fiscal 2004 to $9.7 million compared to $9.0 million in 2003 and $8.5 million in fiscal 2002. Increases in interest expense were due to the capitalization of interest not paid in cash and additional indebtedness incurred in connection with pension contributions paid by Hillside Capital Incorporated (“Hillside”), a former affiliate. We made cash payments of interest totaling $3.3 million, $0.5 million and $0.9 million in 2004, 2003 and 2002. Interest expense in future years will decrease due to the significant repayment of senior debt in the fourth quarter of 2004.

Amortization of Debt Financing Costs.    Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income.    Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net.    Other income (expense), net for the year ended December 31, 2004 includes a net gain of $0.4 million on the sale of assets, which were substantially fully amortized and disposed of in connection with the relocation of our Colorado Springs manufacturing operations to more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. Otherwise, other income (expense), net consists primarily of foreign currency translation gains and losses resulting from our foreign operations.

Provision for (Benefit of) Income Taxes.    A provision for income taxes in the years ended December 31, 2004, 2003 and 2002 consisted primarily of Federal alternative minimum tax (“AMT”), foreign income taxes and withholding taxes on royalty revenue. We were not required to include any material provision for U.S. Federal income tax in periods when we reported income due to the utilization of net operating loss carry forwards and timing differences. In 2004, we were subject to alternative minimum tax, which is estimated at $0.8 million, based on a calculation of 2% of taxable income. At December 31, 2004, we had net operating loss carry forwards for income tax purposes of approximately $178 million, expiring in the years 2005 through 2023. Accordingly, we have the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004, a new U.S./Japanese tax treaty eliminated withholding taxes on royalty payments. Prior to July 1, 2004, our Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue. During the year ended December 31, 2003 and 2002, we decreased reserves provided on prior years’ foreign, Federal, state and deferred income taxes for years where we reached a proposed settlement or where years have been closed to audit or otherwise determined not to be required, which resulted in a non-cash benefit of income taxes of $4.2 million and $6.7 million, respectively.

Equity in Income of Limited Partnership, Including Sale of Investment.    We made an investment in a limited partnership in 2003 which we accounted for under the equity method of accounting. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly-held British promotional products company. No further investment activities are envisioned and the partnership is in the process of winding up its affairs. We have received total distributions of $3.3 million on our $1 million investment, which includes incentive fees earned of $0.6 million from the carried interest assigned from the general partner.

Loss from Discontinued Operations.    For the year ended December 31, 2004, we recognized a loss from Discontinued Operations of $2.1 million. There was no income (loss) on discontinued operations in 2003 or 2002.

We disposed of our Media subsidiary in 1995. However, we have a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of our obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed for Chapter 11 Reorganization. Based on our assessment of Media’s financial condition and understanding of its environmental remediation obligations, we recorded an estimate of amounts probable of incurrence by us for future clean up costs of $2.5 million, all of which was provided in the fourth quarter of 2004.

In 2004, our lease obligations of a former subsidiary that manufactured disk drives and was disposed of in 2001 as a discontinued operation expired. We recognized a gain on these discontinued operations of $0.3 million as a result of the favorable disposition of the lease.

Net Income (Loss).    We reported net income of $46.4 million in 2004 compared to a net loss of $1.8 million in 2003 and a $2.9 million net loss in 2002, primarily as a result of the factors discussed above.

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock.    During 2003 and 2002, we issued shares of Common Stock to satisfy our redemption obligation on our Redeemable and Convertible Preferred Stock. By agreement, such shares were valued at $50.00 ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit applicable to common stockholders in the year ended December 31, 2003 and 2002 of $24.0 million and $4.2 million, respectively. In October 2003, we redeemed all of our outstanding Redeemable Preferred Stock and paid the redemption price by issuing 450,600 shares of Class A Common Stock in exchange for $22,530,000 face amount of Preferred Stock, which was cancelled. We recognized a benefit applicable to common stockholders of approximately $20.9 million in the fourth quarter of 2003 from the extinguishment of the Preferred Stock.

Other Comprehensive Income (Loss).    In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” we have recorded in “Accumulated Other Comprehensive Income (Loss)” non-cash charges (credit) of ($1.8) million in 2004, $8.9 million in 2003 and $33.0 million in 2002, respectively, to increase the additional minimum pension liability to $91.1 million at December 31, 2004, representing the excess of accumulated benefit obligations over the fair value of plan assets that is yet to be recorded in our Income Statement as unfunded accrued pension cost. We terminated benefit service and compensation credit accruals under the pension plan in 1994 and since that date pension expense consisted of amortization of unrecognized pension losses over the expected remaining lives of the plans’ retirees. Other comprehensive income (loss) also includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices.    We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the year ended December 31, 2004, 2003 and 2002.

Liquidity and Capital Resources

General.    Cash and marketable securities totaled $18.0 million at December 31, 2004. These funds are available for general corporate purposes to be reinvested in our businesses. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt which at December 31, 2004 totaled $30.3 million. The significant royalty payments received in the fourth quarter of 2004 have been used to redeem, in full, $10.2 million of Senior Discount Notes and to reduce by $52.2 million our Senior Notes.

In 2004, after several years of negotiations, we instituted litigation with the ITC and in the U.S. District Court for the District of Delaware against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. We spent $4.9 million during the last twelve months in connection with these suits. While two of these suits have been settled by entering into license agreements, one suit continues, and we will be required to spend substantial additional funds if we ultimately go to trial. Furthermore, we may decide to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed within an acceptable time period.

Cash Flow.    We generated cash from continuing operating activities totaling $57.3 million in the year ended December 31, 2004 compared to $9.3 million in the year ended December 31, 2003 and $2.1 million in the year ended December 31, 2002. The net change in 2004 resulted primarily from the receipt of $65.5 million for royalties due on products sold in periods prior to the effective date of our licensing agreement, and in some cases prepayments of running royalties otherwise due on sales of products through April 11, 2006. In 2003, our royalty income included a lump sum payment of $5.4 million for royalties due on products sold in periods prior to the effective date of the license agreements. Cash used by discontinued operations totaled $0.8 million in the year ended December 31, 2004, $1.0 million in the year ended December 31, 2003 and $1.1 million in the year ended December 31, 2002.

Management believes that our liquidity, together with licensing agreements presently in effect, should be sufficient to satisfy all projected cash obligations through at least December 2005. Additional licensing discussions are in progress with numerous manufacturers of a variety of digital video products that we believe use our patents. There can be no assurance that we will be able to conclude new license agreements or, if concluded, the amount of licensing revenue that will be collected in the future.

Senior Debt.    As of December 31, 2004 we had outstanding approximately $30.3 million of total borrowings, which includes approximately $16.3 million under our 12% Senior Notes due 2008 and $14.0 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years.

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by us and our restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and to apply amounts collected to repayment of the Notes.

Pension Contributions and Pension Related Funding Obligations.    We are the Plan Sponsor of the Ampex pension plan and of the pension plan of Media. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2010. The following amounts are substantially less than the unfunded ABO recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Pension Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2005	$3,668	$961
2006	13,289	6,322
2007	7,352	2,923
2008	3,277	2,017
2009	1,456	611
2010	726	—

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in 2005 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
January 2005	$705	$120
April 2005	845	240
July 2005	845	240
September 2005	428	121
October 2005	845	240

	$3,668	$961

We made the January 2005 contributions to the Ampex and Media pension plans and expect to make the other scheduled payments due in 2005.

In connection with the sale of the former subsidiary, Media assumed the obligation to reimburse us for pension contributions that we may be required to make in future years as Plan Sponsor of the Media pension plan. This agreement was intended to make us whole from any expense or cash outlay as it pertains to the Media pension plan. However, on January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. Accordingly, we do not expect any additional reimbursement of amounts paid to date or payable by us in the future to the Media pension plan.

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

At our request, Hillside made the 2004 pension contributions, which totaled $7.9 million and $2.8 million pertaining to the Ampex pension plan and the Media pension plan, respectively. We issued Hillside Notes in the amount of these pension contributions and amounts advanced in prior years. We anticipate we will make all scheduled pension payments in 2005, however, we may request that Hillside fund future contributions if we are unable to do so.

If Hillside is required to make all or portions of any pension contributions under the Ampex and/or Media pension contributions, we will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.13% at December 31, 2004). We granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements.    During the year ended December 31, 2004 and 2003, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations.    An aggregate listing of our contractual obligations and commercial commitments is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior debt (a)	$16,296	$—	$16,296	$—	$—
Other debt (b)	13,979	—	4,129	9,850	—
Operating leases (c)	11,469	3,284	6,256	1,929	—
Other long-term obligations (d)	81,626	5,500	31,666	9,238	35,222

(a)	The maturity date of the Senior Notes is August 2008. Pursuant to the agreement, substantially all Available Cash Flow is to be applied to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 10 of the Notes to Consolidated Financial Statements.
(b)	Other debt includes Hillside Notes. See Note 10 of the Notes to Consolidated Financial Statements.
(c)	Operating leases include facility rentals of both continuing operations and discontinued operations or abandoned leaseholds, which we are attempting to sublease. Amounts shown above exclude projected sublease rental income, which we have included in establishing reserves for the closure of discontinued operations or reserve for restructuring.
(d)	Other long-term obligations include estimated pension contributions for the Ampex Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected or the actuarial assumptions change, future pension contributions could increase over amounts shown above. Hillside is contractually obligated to advance us funds sufficient to make pension contributions if we do not have the ability to do so. See Note 16 of the Notes to Consolidated Financial Statements. Other long-term obligations also include a foreign defined benefit plan and domestic supplementary retirement plans, which are included in our liabilities at $9.8 million.

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit (a)	$1,424	$—	$1,424	$—	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R will have on our consolidated results of operations and financial position but do not expect SFAS 123R to have a material impact. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and is to be applied by restating previously reported earnings per share. We have adopted EITF Issue 03-6 and have restated previously reported earnings per share for the effect of this pronouncement.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We have applied the recognition and measurement guidance in our consolidated financial statements at December 31, 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. We do not use derivative financial instruments in our investment portfolio. The investment portfolio generally has been comprised of US Treasury Bills. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. We did have a number of cash and cash equivalent accounts whose returns varied directly proportionally to US interest rates. The fair value of our portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the majority of our debt obligations.

Foreign Currency Exchange Rate Risk

Our licensing agreements typically provide for the quarterly remittance of running royalties based on a percentage of the products’ sales price. A portion of our licensees’ sales are made in Foreign currencies which fluctuate against the US dollar and will impact the amount of royalties collected and revenue recognized. Royalties are typically paid 60 days after the end of the quarter, so we are exposed to receivables currency risks for that period. International revenues from our foreign subsidiaries were less than 25% of total revenues. International product and service revenue are made mostly from our foreign sales subsidiaries and are typically denominated in the local currency of each country. The foreign subsidiaries incur most of their expenses in the local foreign currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our foreign operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations.

Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Investment Risk

We have in the past invested in equity instruments of technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have significant influence over the business operations. We have also made investments for capital appreciation and current income, which we account for under the equity method since we are deemed to exercise significant influence. Our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, we recorded an impairment loss of $150,000 in the fourth quarter of 2004 on an equity investment carried on the cost method. All of our investments in the Internet video industry that were made in 2000 to 2001 have been written off as they have no estimated net realizable value.

Risk Factors

Our Income Has Fluctuated and We May Not be Profitable in the Future

Our continuing operations include the results of our Recorders and Licensing segments. In the year ended December 31, 2004, we reported net income as a result of the receipt of significant royalty receipts for past and, in some cases, future use of our patents. In the years ended December 31, 2003 and 2002, we reported a net loss. These losses were primarily attributable to interest expense. Although we have repaid a substantial portion of our indebtedness, we continue to incur interest expense on the balance that remains outstanding and we may be required from time to time to incur additional indebtedness. We also continue to incur substantial pension costs related to the Ampex Plan and the Media pension plan, a former subsidiary sold in 1995.

Although Data Systems reported operating income and net income in each of the three years ended December 31, 2004, its business is dependent on the funding of government defense programs, which may come under increased pressure in the future. This could lead to a further decline in sales. Our corporate licensing division has generated operating income and net income in each of the three years ended December 31, 2004. However, our licensing revenues are subject to material fluctuations as more fully discussed below due to factors such as the level of sales of licensed products by our licensees, negotiated prepayments of amounts due in future periods and the expiration dates of certain of our patents. As part of our ongoing licensing program, we have also initiated litigation against companies we believe may have infringed our patents, some of which is continuing. As a result, we have incurred significant litigation expenses and may incur additional costs in future periods if we bring new lawsuits or if existing litigation is not resolved through negotiations. Additionally, if we do not prevail in our patent litigation, our patent royalties could be negatively impacted, as discussed below. Accordingly, there is a material risk that we may not be profitable in future periods.

Our Licensing Revenue is Subject to Material Fluctuations, is Dependent Upon Patents and Proprietary Technology and is Subject to Certain Risks Relating to Litigation

Licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent to which third parties use our patented technology, the ability of manufacturers to redesign their products to avoid infringement of our patents, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. Licensing revenue depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. Sales by licensees are beyond our ability to control or predict in advance. Recently we have received negotiated prepayments of running royalties otherwise due on shipments in future periods in order to repay our indebtedness. To the extent that we have received prepayments of future running royalties, future licensing revenues will be reduced during the periods covered by the prepayments, and will increase thereafter if sales by the licensees continue at present levels.

Our licensing revenues may also be adversely affected as certain of our patents begin to expire. Our rapid image retrieval patent, which is licensed to manufacturers of digital still cameras, will expire in April 2006. The patents we license to manufacturers of consumer digital video products will expire at various times through 2014. We are conducting discussions with certain manufacturers of digital still cameras, including existing licensees, to determine whether or not they infringe other active Ampex patents. If we believe that these products do infringe other patents, and if royalties are not paid, we have the right to audit the licensees, cancel their licenses and initiate litigation to enforce our patents.

However, while we believe that other Ampex patents may be used in digital still cameras now or in the future we cannot assure you that this belief is correct. Therefore, after April 11, 2006, our digital still camera royalties may be materially reduced or eliminated.

Unless we are able to develop or acquire new patents in the digital imaging field, our licensing revenues will run out in 2014. Although we may consider funding research and development projects in the digital imaging field and/or acquiring patents from others, we have not yet taken any such decisions. We cannot assure you that, even if we do so, we will be successful in developing patentable technologies that will be used by manufacturers in future years.

Our licensing revenues will also fluctuate in future periods if we are able to enter into additional license agreements with new licensees or for new products not previously covered. See “Part I—Item 1. Business—Patent Licensing Segment.”

The success of our Licensing segment depends upon our digital video patents being valid and used by manufacturers of consumer digital video products. We have recently initiated litigation to enforce one of our digital still camera patents and we may decide to initiate additional litigation against other manufacturers of digital still cameras and other products to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. We also face the risk that a court could rule that our patents are invalid or not infringed, causing existing licensees to discontinue payments to us.

Accordingly, our licensing revenues can be expected to continue to fluctuate widely in future periods.

We Have Substantial Unfunded Pension Liabilities

The defined benefit pension plans of Ampex and of Media were frozen in 1994, but remain substantially underfunded. At December 31, 2004, unfunded accumulated plan benefit obligations under the Ampex and Media pension plans totaled $52.1 million and $19.8 million, respectively and have been recognized as liabilities in the Consolidated Balance Sheet.

During 2004 and prior years, Media reimbursed Ampex for some of the pension contributions made on behalf of the Media pension plan based on a contractual obligation entered into at the time Media was sold. On January 10, 2005, Media filed for Chapter 11 Reorganization. Based on our assessment of the financial condition of Media, we do not anticipate any additional reimbursement of amounts paid to date or payable in the future on behalf of the Media pension plan. Future pension contributions payable under these pension plans will fluctuate based on actual investment performance, life expectancy of the participants and other factors versus such assumptions used to project future pension contributions.

Under a Joint Settlement Agreement with Hillside, Ampex and the Pension Benefit Guaranty Corporation (“PBGC”), Hillside is required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that we cannot make them. At our request, to date Hillside has made pension contributions in 2004 totaling $7.9 million and $2.8 million pertaining to the Ampex pension plan and the Media pension plan, respectively. When Hillside advances pension contributions, we become indebted to Hillside, and we issue an equivalent amount of Hillside Notes. In future years, we may request Hillside to fund pension contributions under the Ampex and/or Media pension plans if we are unable to make the payments ourselves. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside and, except for the provisions of the Joint Settlement Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

Risks Associated With a Decline in U.S. Government Spending

Data Systems’ business depends materially on continued U.S. government expenditures on intelligence and defense programs. Significant portions of data acquisition and instrumentation recorder sales reflect purchases by prime contractors to the federal government, which can be subject to significant fluctuations. In addition, other factors relating to the markets for our instrumentation products and to competition in these markets may affect future sales of these products. See “Recorders Segment Products,” “Markets,” “Distribution and Customers,” “Competition” and “New Product Development and Industry Conditions.” We have recently introduced our new DDRs disk-based data acquisition recorder and our new DSRs solid-state memory-based data acquisition recorder for use in intelligence gathering activities. These products have been designed to replace over several years a large installed base of DCRsi tape-based data acquisition recorders. There can be no assurance that these new products will be successful or achieve the same level of market acceptance.

The large U.S. budget deficit is expected to result in the cancellation of various defense programs. We do not know whether programs in which we participate will be affected by such cuts, program delays or deferred funding. The loss or significant decline in spending on various imaging and intelligence gathering programs, where we are subcontractors to prime government contractors, or lack of acceptance of our new products could have a material adverse effect on our business. If sales of new systems decline in the future, we may be increasingly dependent upon revenues from the sale of spare parts, service and tape.

Our Recorders Segment is Also Dependent on Licensed Patents and Proprietary Technology

The success of our Recorders segment depends, in part, upon our ability to establish and maintain the proprietary nature of our technology through the patent process. There can be no assurance that one or more of our Recorders patents will not be successfully challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that restrict our ability to make, use and sell Data Systems’ products either in the United States or in foreign markets. If any of our Recorders patents are successfully challenged, invalidated or circumvented or our right or ability to manufacture our products becomes restricted, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Cash and marketable securities totaled $18.0 million at December 31, 2004. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt which at December 31, 2004 totaled $30.3 million.

In addition to debt service, we are obligated to make future pension contributions to the Ampex and Media pension plans which over the next six years we estimate will total $42.6 million. Our Management believes that our liquidity, coupled with anticipated patent licensing revenue should be sufficient to satisfy our projected cash obligations through at least December 2005. We have the ability to borrow pension contributions from Hillside if our liquidity is not adequate.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of December 31, 2004, we had outstanding approximately $30.3 million of total borrowings, which includes approximately $16.3 million under our 12% Senior Notes due 2008 and $14.0 million of Hillside Notes that at December 31, 2004 bear interest at 7.13% per annum. The Hillside Notes were incurred in connection with pension contributions advanced by Hillside in 2004 and prior years (as more fully described above under the caption “We Have Substantial Unfunded Pension Liabilities”). The 12% Senior Notes are secured by liens on our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which could increase our interest expense in future periods. If we default in our obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

The degree to which we are leveraged could have other important consequences to investors, including the following:

•	a substantial portion of our cash flow from licensing operations must be dedicated to the payment of principal of and interest on our outstanding indebtedness until it is repaid in full, and until then will not be available for other purposes;

•	our ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions and general corporate purposes may be materially limited or impaired by the terms of our existing debt agreements, and even if existing lenders consent to the issuance of new debt, such financing may not be available on terms favorable to us;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our leverage may make us more vulnerable to a downturn in our business or the economy in general; and

•	the financial covenants and other restrictions contained in our indentures and other agreements relating to our indebtedness also restrict our ability to make new investments, dispose of assets or to pay dividends on or repurchase common stock.

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

Our Stock Price May be Subject to Continued Volatility

The trading price of our Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	fluctuations in patent licensing revenues, developments in our patent licensing program and the success or failure of litigation that we initiate to defend our patents;

•	announcements relating to developments in our Recorders segment;

•	quarterly fluctuations in operating results;

•	modifications to our senior debt agreements and other events that affect our liquidity;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements by us of acquisitions of, or investments in, new businesses or other events;

•	listing our Common Stock on the small cap or national market system of NASDAQ and the increased liquidity that would result;

•	reports and predictions concerning us by analysts and other members of the media; and

•	general economic or market conditions.

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

Risks Associated With Acquisition Strategy

We are not currently seeking to make any acquisitions of a controlling interest in new businesses. At present, the terms of our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses. However, we have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. We may not be able to identify or acquire suitable acquisition candidates in the future, or complete any acquisitions or investments on satisfactory terms.

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

Our Operating Results Are Subject to Quarterly Fluctuations

Our revenues and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	receipt of lump sum, prepaid and ongoing licensing royalties;

•	product sales by licensees;

•	litigation expenses;

•	debt repayments and interest expense;

•	customer ordering and government spending patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements;

•	order cancellations;

•	the amount and timing of capital expenditures and other costs relating to our operations and licensing activities;

•	the availability of critical raw materials and inventory subassembly components and media from our suppliers; and

•	general economic and industry conditions.

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

Seasonal Customer Ordering Patterns May Affect Our Recorders Segment

A substantial portion of Data Systems backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter.

We May be Unable to Respond to Rapid Technological Change and the Need to Develop New Products

All the industries and markets from which we derive or expect to derive revenues, directly or through our licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that we spend substantial amounts for the research, development and engineering of new products and advances to existing products, as well as for assessing infringement of our patents by manufacturers of consumer digital video products. We cannot assure you that our existing products, technologies and services will not become obsolete or that any new products, technologies or services will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material adverse effect on our revenues and results of operations in the future. The development and introduction of new technologies, products and services are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard. In addition, reductions in our research and development programs could adversely affect our ability to remain competitive.

Since our Recorders segment is primarily focused on our data acquisition and instrumentation products, we have devoted the majority of our R&D to produce our new solid state and disk based instrumentation recorders. We do not currently intend to invest additional development resources to extend the life of our 19-millimeter mass storage products beyond the quad density format other than as required to support the needs of our customers. See “Recorders Segment Products.” If Data Systems were to experience further declines in product revenues, we may be required to reduce future research, development and engineering costs.

We Encounter Significant Competition in Our Recorders Segment

Data Systems encounters significant competition in all the markets for its products and services. Many of its competitors have greater resources and access to capital than us. In the instrumentation market, which currently is our Recorders segment’s major area of focus, Data Systems competes primarily with companies that depend on government contracts for a major portion of their revenues, including L-3 Communications Corporation, Calculex and Sypris Solutions, Inc. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined.

We Are Dependent on Certain Suppliers

Data Systems purchases certain components and magnetic media products from a single domestic or foreign manufacturer. Significant delays in deliveries or defects in such components could adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we depend may be limited. These suppliers may require us to purchase life time quantities of their products or components that may cause our inventories to increase beyond levels required to support current revenues. We do not generally enter into long-term raw materials or components supply contracts.

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

We Are Dependent on Certain Key Personnel

We are highly dependent on our Management. Our success depends upon the availability and performance of our executive officers and directors including Edward J. Bramson, who has been our Chief Executive Officer since 1991. Mr. Bramson is also engaged in the management of certain other companies (see Item 4A. “Executive Officers of the Registrant”), but devotes most of his time to the management of Ampex. We have not entered into employment agreements with Mr. Bramson or any of our key employees, and the loss of their services could have a material adverse effect on us. We do not maintain key man life insurance on any of these individuals.

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

Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at manufacturing sites and disposal sites used by Media when it was a subsidiary of the Company. On January 10, 2005, Media filed for Chapter 11 Reorganization and therefore we provided an estimate of future clean up costs of Media sites of $2.5 million in the fourth quarter of 2004. Such amount is included in net liabilities of discontinued operations at December 31, 2004.

Compliance with Changing Regulation of Corporate Governance, Internal Control and Public Disclosure May Result in Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance, internal control and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(d) are included following Item 15 hereof. The supplementary financial information called for by Item 8 is included in Note 23 of the Notes to Consolidated Financial Statements following Item 15 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ampex changed independent registered public accounting firms in December 2004, from PricewaterhouseCoopers LLP (“PWC”) to BDO Seidman, LLP (“BDO”). Information regarding the change in independent accountants was reported in our Current Report on Form 8-K dated December 16, 2004. There were no disagreements or reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As of December 31, 2004 we did not maintain effective controls over the application of generally accepted accounting principles related to the complex, non-routine pension obligations of a disposed subsidiary sold in 1995.

This control deficiency resulted in the following adjustments of our financial statements.

On February 18, 2005, the Audit Committee of the Board of Directors of Ampex Corporation concluded that the previously issued financial statements contained in our Annual Report on Form 10-K as of December 31, 2003 and December 31, 2002, including the corresponding 2003 and 2002 unaudited interim periods, and for each of the years in the three year period ended December 31, 2003, as well as our unaudited interim financial statements contained in Form 10-Q as of and for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004, should no longer be relied upon because of errors in those financial statements. These errors relate to how we accounted for our obligations with respect to a pension plan of our former magnetic tape manufacturing subsidiary (“Media”), which we sold in 1995. These errors are the subject of recent communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), after which we revised our views with respect to the appropriate accounting for the Media pension plan.

We have restated our financial statements as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003 in a Form 10-K/A and for each period ending March 31, 2004, June 30, 2004 and September 30, 2004 in a Form 10-Q/A, to correct the accounting for our obligations under a pension plan of Media which we disposed of in 1995.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse us for required contributions to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and we remained obligated to make pension contributions to that Plan.

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness, as defined by the PCAOB as of December 31, 2004. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

Changes in Internal Control Over Financial Reporting

Our management has identified the steps necessary to address the material weakness described above, as follows:

•	Engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

•	Involving both internal accounting personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to a transaction;

•	Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

•	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

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

There was no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2004 because of the material weakness identified above.

ITEM 9B.    OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2004 that was not so reported.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item regarding directors, compliance with Section 16(a) of the Exchange Act of 1934 and the Company’s code of ethics and Audit Committee is incorporated herein by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding executive officers is included in Part I hereof as Item 4A and is incorporated by reference into this Item 10.

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

Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders’ Deficit as of December 31, 2004, 2003 and 2002 and for each of the three years in the period ended December 31, 2004.

2.	Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

3.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended through June 1, 2003 (filed as Exhibit 3.1 to the 2003 Form 10-Q for the quarter ended June 30, 2003 (the “Third Quarter 2003 10-Q”) and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 3.2 to the 2001 Form 10-K and incorporated herein by reference).

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Third Quarter 2003 10-Q and incorporated herein by reference).

4.2	Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the 1996 Form S-3 and incorporated herein by reference).

4.3	Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 Form 10-K and incorporated herein by reference).

4.4	Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008, including forms of 12% Senior Notes and Security Agreement (filed as Exhibit 4.4 to the 2001 Form 10-K and incorporated herein by reference).

4.5	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008 (filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference).

4.6	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes (filed as Exhibit 4.6 to the 2003 Form 10-K and incorporated herein by reference).

4.7	Security Agreement dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated. (filed as Exhibit 4.3 to the 2002 Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.1	Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through May 24, 2002 (filed as Annex A to the Company’s Proxy Statement dated April 19, 2002 and incorporated herein by reference).

10.2	Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the 1997 Form 10-K and incorporated herein by reference).

Exhibit Number	Description

10.3	Ampex Corporation 2000 Stock Bonus Plan, as adopted on June 9, 2000 (filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-8 (File No. 333-41652) and incorporated herein by reference).

10.4	Ampex Systems Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company’s 1997 Form 10-K and incorporated herein by reference).

10.5	Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 33-47660) and incorporated herein by reference).

10.6	Form of Indemnification Agreement entered into between the Company and members of the Board of Directors (filed as Exhibit 10.06 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Form of Employment Security Letter entered into between the Company and certain executive officers of the Company, dated July 24, 1998 (filed as Exhibit 10.9 to the 1999 Form 10-K and incorporated herein by reference).

10.8	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California. (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.9	Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant. (filed as Exhibit 10.12 to the 1999 Form 10-K and incorporated herein by reference).

10.10	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California. (filed as Exhibit 10.12 to the 2001 Form 10-K and incorporated herein by reference).

10.11	Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (filed as Exhibit 10.15 to the 2000 Form 10-K and incorporated herein by reference).

10.12	Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group (filed as Exhibit 10.14 to the 2001 Form 10-K and incorporated herein by reference).

10.13	Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (filed as Exhibit 10.15 to the 2001 Form 10-K and incorporated herein by reference).

10.14	Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions (filed as Exhibit 4.11 to the Third Quarter 2001 Form 10-Q and incorporated herein by reference).

10.15	Second Amendment dated as of September 2002 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.1 to the Third Quarter 2002 Form 10-Q and incorporated herein by reference).

10.16	Third Amendment dated as of March 2, 2004 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.16 to the 2003 Form 10-K and incorporated herein by reference).

10.17	Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc. (filed as Exhibit 10.17 to the 2003 Form 10-K and incorporated herein by reference).

Exhibit Number	Description

10.18	Promissory Note dated April 18, 2001, issued by Second Jeffson Corporation (formerly Sherborne Capital Incorporated) to the Company in the principal amount of $1,848,000 (filed as Exhibit 10.17 to the 2001 Form 10-K and incorporated herein by reference).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page of this Report).

31.1*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b) During the fiscal quarter ended December 31, 2004, there were no matters required to be disclosed in a current report on Form 8-K that were not so disclosed.

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

Subsequent to year-end 2000, we announced that we were closing MicroNet, a business that manufactured disk-based storage products that we acquired in 1998. The operating results of MicroNet have been classified as “Discontinued Operations” in the Consolidated Statement of Operations for the year ended December 31, 2000. We have excluded the assets and liabilities of MicroNet in the Consolidated Balance Sheets at December 31, 2000.

In the second quarter of 2001, we announced that we were closing iNEXTV, a business involved in Internet video operations started in 1999. The operating results of iNEXTV have been classified as “Discontinued Operations” in the Consolidated Statement of Operations for each of the two years ended December 31, 2001. We have excluded the assets and liabilities of iNEXTV in the Consolidated Balance Sheets at June 30, 2001. The Consolidated Balance Sheets of the prior period has not been restated to exclude the assets and liabilities of iNEXTV.

Statement of Operations Data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Total revenue	$101,451	$43,359	$36,989	$46,020	$59,854
Total costs and operating expenses	40,607	37,425	37,235	48,340	52,153
Income (loss) from continuing operations,
As originally reported	48,510	(5,750)	(2,805)	(10,875)	1,480
As restated		(1,764)	(2,872)	(9,619)	3,171
Net income (loss),
As originally reported	46,362	(5,750)	(2,805)	(28,129)	(36,696)
As restated		(1,764)	(2,872)	(26,873)	(35,005)
Diluted undistributed income (loss) per share from continuing operations,
As originally reported	$12.73	$(1.74)	$(0.90)	$(3.68)	$0.41
As restated		$(0.53)	$(0.92)	$(3.25)	$0.03
Diluted undistributed income (loss) per share applicable to common shareholders,
As originally reported	$12.17	$5.52	$0.45	$(7.58)	$(9.91)
As restated		$6.30	$0.00	$(7.16)	$(9.43)

Balance Sheet Data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Working capital	$9,179	$368	$8,532	$4,698	$15,024
Total assets	32,619	35,197	29,339	39,173	60,317
Long-term debt	30,275	74,022	68,218	58,790	46,086
Redeemable preferred stock	—	—	25,754	30,050	34,346
Convertible preferred stock	—	—	—	102	2,250
Total stockholders’ deficit,
As originally reported	(99,429)	(136,137)	(148,068)	(123,599)	(81,235)
As restated		(147,784)	(163,114)	(131,717)	(77,874)

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

We have audited the accompanying consolidated balance sheet of Ampex Corporation as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended. We have also audited the financial statement schedule listed in the accompanying index at Item 15 (a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampex Corporation at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule as of and for the year ended December 31, 2004, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

San Jose, California

April 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Ampex Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 49 presents fairly, in all material respects, the financial position of Ampex Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, Restatement of Previously Issued Financial Statements, the Company has restated previously issued financial statements.

/s/ PRICEWATERHOUSECOOPERS, LLP
PricewaterhouseCoopers, LLP

San Jose, California

April 9, 2004, except for Note 1,

as to which date is April 15, 2005

AMEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2004	December 31, 2003
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,840	$14,023
Short-term investments	9,134	—
Accounts receivable (net of allowances of $74 in 2004 and $137 in 2003)	2,602	4,513
Inventories	5,187	6,343
Other current assets	2,071	4,366

Total current assets	27,834	29,245
Property, plant and equipment	4,230	4,825
Other assets	555	1,127

Total assets	$32,619	$35,197

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$131	$146
Accounts payable	1,577	1,511
Net liabilities of discontinued operations	1,042	1,076
Accrued restructuring costs	645	1,300
Other accrued liabilities	15,260	24,844

Total current liabilities	18,655	28,877
Long-term debt	30,275	74,022
Other liabilities	77,993	74,561
Accrued restructuring costs	1,622	3,450
Net liabilities of discontinued operations	3,503	2,071

Total liabilities	132,048	182,981

Commitments and contingencies (Note 12)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2004 and in 2003
Issued and outstanding—none in 2004 and in 2003	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2004 and in 2003
Issued and outstanding—none in 2004 and in 2003	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2004 and in 2003
Issued and outstanding—none in 2004 and in 2003	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2004 and in 2003
Issued and outstanding—none in 2004 and in 2003	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2004 and in 2003
Issued and outstanding—3,692,517 shares in 2004; 3,728,017 in 2003	37	37
Class C:
Authorized: 50,000,000 shares in 2004 and in 2003
Issued and outstanding—none in 2004 and in 2003	—	—
Other additional capital	454,525	454,394
Accumulated deficit	(463,680)	(510,042)
Accumulated other comprehensive loss	(90,311)	(92,173)

Total stockholders’ deficit	(99,429)	(147,784)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$32,619	$35,197

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Licensing revenue	$72,869	$10,054	$3,969
Product revenue	19,843	23,972	24,477
Service revenue	8,739	9,333	8,543

Total revenue	101,451	43,359	36,989

Intellectual property costs	7,551	1,633	958
Cost of product revenue	14,017	14,669	17,660
Cost of service revenue	2,735	2,610	2,541
Research, development and engineering	3,934	3,179	2,614
Selling and administrative	13,780	12,236	11,217
Restructuring charges (credits)	(1,410)	3,098	2,245

Total costs and operating expenses	40,607	37,425	37,235

Operating income (loss)	60,844	5,934	(246)
Media pension costs	3,936	1,383	67
Interest expense	9,732	9,000	8,465
Amortization of debt financing costs	57	57	460
Interest income	(161)	(103)	(360)
Other (income) expense, net	(179)	74	236

Income (loss) from continuing operations before income taxes and equity in loss (income) of limited partnership, including sale of investment	47,459	(4,477)	(9,114)
Provision for (benefit of) income taxes	1,098	(3,172)	(6,242)
Equity in loss (income) of limited partnership, including sale of investment	(2,149)	459	—

Income (loss) from continuing operations	48,510	(1,764)	(2,872)
Loss from discontinued operations (net of taxes of nil in 2004)	(2,148)	—	—

Net income (loss)	46,362	(1,764)	(2,872)
Benefit from extinquishment of mandatorily redeemable preferred stock	—	23,951	4,192
Preferred dividends ascribed, but not declared	—	(1,416)	(1,320)

Undistributed income applicable to common stockholders	46,362	20,771	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18	103	88
Minimum pension adjustment	1,844	(8,907)	(33,011)

Comprehensive income (loss)	$48,224	$11,967	$(32,923)

Basic undistributed income (loss) per share (Note 4):
Income (loss) per share from continuing operations	$13.21	$(0.53)	$(0.92)
Loss per share from discontinued operations	$(0.58)	$0.00	$0.00
Undistributed income per share applicable to common stockholders	$12.63	$6.30	$0.00

Weighted average number of basic common shares outstanding	3,671,803	3,297,927	3,116,641

Diluted undistributed income (loss) per share (Note 4):
Income (loss) per share from continuing operations	$12.73	$(0.53)	$(0.92)
Loss per share from discontinued operations	$(0.56)	$0.00	$0.00
Undistributed income per share applicable to common stockholders	$12.17	$6.30	$0.00

Weighted average number of diluted common shares outstanding	3,809,514	3,297,977	3,116,641

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Cash flows from operating activities:
Net income (loss)	$46,362	$(1,764)	$(2,872)
Loss from discontinued operations	2,148	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and warrant accretion	774	1,089	1,223
Accretion of interest expense	9,198	8,793	8,111
Writedown investment	150	—	—
Reversal of prior year’s tax reserves	—	(4,164)	(6,713)
Equity in (income) loss of limited partnership, including sale of investment	(2,149)	459	—
Ampex periodic pension costs	2,020	600	103
Media periodic pension costs	3,936	1,383	67
Stock option compensation expense	60	—	—
Net loss on disposal of assets	52	2	149
Changes in operating assets and liabilities:
Accounts receivable	1,935	(294)	2,054
Inventories	1,156	993	5,922
Other assets	4,809	(1,999)	2,059
Accounts payable	66	517	(2,736)
Other accrued liabilities and income taxes payable	1,405	4,297	(7,138)
Ampex and Media pension contributions	(10,720)	—	—
Accrued restructuring costs	(2,483)	1,750	962
Other liabilities	(1,460)	(2,405)	909

Net cash provided by continuing operations	57,259	9,257	2,100
Net cash used in discontinued operations	(750)	(985)	(1,125)

Net cash provided by operating activities	56,509	8,272	975

Cash flows from investing activities:
Purchase of limited partnership interest, net	—	(945)	—
Purchases of short-term investments	(9,134)	—	(1,483)
Proceeds received on the maturity of short-term investments	—	1,483	—
Additions to property, plant and equipment	(174)	(25)	(253)
Deferred gain on sale of assets	(50)	(50)	(50)

Net cash provided by (used in) continuing operations	(9,358)	463	(1,786)

Net cash provided by (used in) investing activities	(9,358)	463	(1,786)

Cash flows from financing activities:
Borrowings under debt agreements	10,720	—	17,477
Repayments under debt agreements	(63,924)	(3,311)	(18,173)
Reimbursements of pension contributions	780	814	1,011
Proceeds from foreclosure of shareholders notes	14	—	—
Proceeds from issuance of common stock	57	144	—

Net cash provided by (used in) continuing operations	(52,353)	(2,353)	315

Net cash provided by (used in) financing activities	(52,353)	(2,353)	315

Effects of exchange rates on cash	19	62	60

Net increase (decrease) in cash and cash equivalents	(5,183)	6,444	(436)
Cash and cash equivalents, beginning of period	14,023	7,579	8,015

Cash and cash equivalents, end of period	$8,840	$14,023	$7,579

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For Each of the Three Years in the Period Ended

December 31, 2004

(in thousands)

						Accumulated Comprehensive Income (Loss)
	Common Stock Class A		Other Additional Capital	Notes Receivable from Stockholders	Accumulated Deficit	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Total Stockholders’ Deficit
	Shares	Amount
Balances, December 31, 2001, restated	3,083	$31	$428,746	$(4,642)	$(505,406)	$535	$(50,981)	$(131,717)
Net loss	—	—	—	—	(2,872)	—	—	(2,872)
Translation adjustments	—	—	—	—	—	88	—	88
Minimum pension liability adjustment	—	—	—	—	—	—	(33,011)	(33,011)
Transfer notes receivable to other additional capital	—	—	(4,642)	4,642	—	—	—	—
Preferred stock converted or redeemed	88	1	4,397	—	—	—	—	4,398

Balances, December 31, 2002, restated	3,171	32	428,501	—	(508,278)	623	(83,992)	(163,114)
Net loss	—	—	—	—	(1,764)	—	—	(1,764)
Translation adjustments	—	—	—	—	—	103	—	103
Exercise of stock options	42	—	144	—	—	—	—	144
Minimum pension liability adjustment	—	—	—	—	—	—	(8,907)	(8,907)
Preferred stock redeemed	515	5	25,749	—	—	—	—	25,754

Balances, December 31, 2003, restated	3,728	37	454,394	—	(510,042)	726	(92,899)	(147,784)
Net income	—	—	—	—	46,362	—	—	46,362
Translation adjustments	—	—	—	—	—	18	—	18
Exercise of stock options	50	—	57	—	—	—	—	57
Stock based compensation charge for non—employees	—	—	60	—	—	—	—	60
Minimum pension liability adjustment	—	—	—	—	—	—	1,844	1,844
Foreclosure of shareholders notes	(86)	—	14	—	—	—	—	14

Balances, December 31, 2004	3,692	$37	$454,525	$—	$(463,680)	$744	$(91,055)	$(99,429)

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Restatement of Previously Issued Financial Statements

The Company has restated its financial statements in this Form 10-K as of December 31, 2003 and 2002 and for each of the two years ended December 31, 2003 to correct the accounting for its obligations under a pension plan of its former magnetic tape manufacturing subsidiary (“Media”) which it disposed of in 1995. The Company has also restated the corresponding 2003 and 2002 interim periods and the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods is reflected as an adjustment to stockholders’ deficit as of January 1, 2002.

The agreement for the sale of Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. However, Ampex remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that Plan.

The Company had accounted for its obligations under the Media pension plan under SFAS No. 5, “Accounting for Contingencies” since the sale of Media in 1995. However, as a result of communications with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), the Company now believes that it should have accounted for these obligations under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The effects of the restatement are shown below:

Effect on Consolidated Statements of Operations and Comprehensive Income (Loss):

	December 31, 2003	December 31, 2002
	(in thousands, except per share amounts)
Provision for pension plan funding reimbursement:
As reported	$(5,369)	$—
As restated	$—	$—

Media pension expense:
As reported	$—	$—
As restated	$(1,383)	$(67)

Net loss from continuing operations:
As reported	$(5,750)	$(2,805)
As restated	$(1,764)	$(2,872)

Undistributed income applicable to common stockholders:
As reported	$18,201	$1,387
As restated	$22,187	$1,320
Adjusted for EITF 03-6	$20,771	$—

Diluted undistributed income (loss) per share:
Loss per share from continuing operations
As reported	$(1.74)	$(0.90)
As restated	$(0.53)	$(0.92)

Undistributed income per share applicable to common stockholders
As reported	$5.52	$0.45
As restated and adjusted for EITF 03-6	$6.30	$0.00

Comprehensive income (loss):
As reported	$9,984	$(24,675)
As restated	$11,967	$(32,923)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect on Consolidated Balance Sheets:

	December 31, 2003	December 31, 2002
	(in thousands)
Other accrued liabilities:
As reported	$23,956	$10,471
As restated	$24,844	$10,471

Other liabilities:
As reported	$63,802	$64,413
As restated	$74,561	$79,459

Accumulated deficit:
As reported	$(518,578)	$(512,828)
As restated	$(510,042)	$(508,278)

Accumulated other comprehensive loss:
As reported	$(71,990)	$(63,773)
As restated	$(92,173)	$(83,369)

Stockholders’ deficit:
As reported	$(136,137)	$(148,068)
As restated	$(147,784)	$(163,114)

Effect on Consolidated Statements of Cash Flows:

	December 31, 2003	December 31, 2002
	(in thousands)
Provision for pension plan funding reimbursement:
As reported	$5,369	$—
As restated	$1,383	$67

Reimbursements of pension contributions:
As reported	$—	$—
As restated	$814	$1,011

Change in Other accrued liabilities and income taxes payable:
As reported	$456	$(7,138)
As restated	$4,297	$(7,138)

Changes in Other liabilities:
As reported	$2,250	$1,920
As restated	$(2,405)	$909

The following table presents the impact of the restatement adjustments affecting periods prior to 2002 on stockholders’ deficit as of January 1, 2002:

Increase in stockholders’ deficit (in thousands):

Stockholders’ deficit – January 1, 2002, as reported	$(123,599)
Stockholders’ deficit – January 1, 2002, as restated	$(131,717)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Ampex Corporation and Summary of Significant Accounting Policies

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 60-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds patents and patent applications covering digital image-processing, data compression and recording technologies. The Company leverages its investment in technology through its corporate licensing division that licenses its patents to manufacturers of consumer electronics products. Through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), the Company incorporates this technology in the design and manufacture of very high performance data storage products, principally used in intelligence gathering and defense applications to gather digital images and other data from aircraft, satellites and submarines.

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on the total prior years’ stockholders’ deficit or net income. The components of prior years’ stockholders deficit were reclassified due to the one-for-twenty reverse stock split. All share and per share amounts have been retroactively restated for the one-for twenty reverse split in June 2003.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday nearest December 31. Fiscal 2004 was a 53-week year. Fiscal 2003 and 2002 were 52-week years.

Cash Equivalents and Short-term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term investments. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ deficit. The cost of securities sold is based upon the specific identification method.

Long-Term Investments

The Company owns a minority equity investment in a private company that conducts research and development and performs contract engineering services for the Department of Defense and high technology industries. This investment is included in other long-term assets. It is inherently risky because the products and

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technologies in development are not fully commercialized. In 2004, the Company determined that the decline in the fair value of the investment was other-than-temporary. As a result, the Company recognized a charge to earnings of $150,000 to write down the basis of its investment to $225,000. This charge was included in “Other income and expense, net.”

The Company’s investment in a limited partnership was accounted for under the equity method. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly-held British promotional products company. No further investment activities are envisioned and the partnership is in the process of winding up its affairs. The Company received total distributions of $3.3 million on its $1.0 million investment. The Company’s share of the equity in income (loss) of the partnership and gain from the sale of securities purchased by the partnership is included in “Equity in loss (income) of limited partnership, including sale of investment.”

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

Environmental Liabilities

The Company’s facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company continually assesses these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and the Company’s pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals.

Foreign Currency Translation

Assets and liabilities of subsidiaries located outside the United States have been translated at rates in effect at year-end. Revenues and expenses are translated at average rates during the year. Local currencies are

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. The Company derives our revenue from three principle sources: royalty and license fees, product sales, and service contracts.

The Company’s revenue recognition policy with respect to royalty income is as follows: When the Company enters into an agreement with a new licensee for use of its patents the Company may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. The Company may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The Company recognizes both past due and prepayment amounts, which are non-refundable and non-forfeitable, as revenue in the period when the agreement has been executed by both parties, which is when there is evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as the Company has no future obligations with respect to these agreements. In addition, the Company’s licensing agreement may include a “running rate” royalty which covers products shipped after the date of the license and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. The Company’s royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue in the period the collection is reasonably assured.

Revenue on product sales and services are recorded when all of the following have occurred: an agreement of sale exists, product delivery (principally FOB Ampex Factory) and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue is recognized ratably over the life of the service contract.

Long-Term Contracts

The Company has one long-term contract that qualifies for percentage-of-completion accounting. Revenues and estimated profits on this long-term contract performed over an extended period of time are recognized on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. Revenues and profits on this long-term contract are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which revisions are made. Historically, the Company has not incurred any losses on this long-term contract. There were no progress billings outstanding at December 31, 2004 and December 31, 2003.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Benefits/Obligations

The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 16 of the Notes to Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.

While the Company believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in the Company’s assumptions may materially affect its pension and other postretirement obligations and its future expense as well as amounts that may ultimately be required to be paid to fund the Media pension plan. On January 10, 2005, Media filed for Chapter 11 Reorganization. Accordingly, the Company does not expect to receive additional reimbursements from Media of amounts that the Company has paid to date or that the Company will be required to pay in the future.

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $3.7 million, $2.6 million and $2.3 million in 2004, 2003 and 2002, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.2 million, $0.6 million and $0.3 million in 2004, 2003 and 2002, respectively.

Restructuring Charges

The Company accounts for severance and benefit termination costs and other costs associated with an exit or disposal activity initiated after January 1, 2003 in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value, and subsequent adjustments to liabilities shall be measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 18.

Foreign withholding taxes have been provided on the undistributed earnings of foreign subsidiaries, giving recognition to applicable tax rates.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of short-term and long-term investments and trade receivables. The Company invests its temporary cash balances in U.S. treasury obligations and U.S. corporate securities and, by policy, limits the investment maturity and the amount of credit exposure to any one financial institution or type of investment. The Company performs ongoing credit evaluations on its customers, and collateral is generally not required for trade receivables.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, undistributed income applicable to common stockholders and other comprehensive income (loss), net of tax. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income (loss). Accumulated other comprehensive income (loss), as presented on the accompanying Consolidated Balance Sheets, consists of foreign currency translation adjustments and the minimum pension adjustment.

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Information about the Company’s products, major customers, and geographic areas on a company-wide basis is also disclosed.

Basic and Diluted Undistributed Income (Loss) Per Share

The basic income (loss) per share from continuing operations and basic undistributed income (loss) per share applicable to common stockholders are calculated in accordance with the two-class method described in EITF Issue 03-6. Under this method, dividends of 8% per annum are ascribed to preferred stockholders, in periods when Preferred Stock was outstanding, to the extent that sufficient income was available, even though preferred stock dividends had not been declared. Diluted income (loss) per share from continuing operations and diluted undistributed income per share applicable to common stockholders is computed using the “as if” converted method if such method results in additional dilution.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with APB No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation.”

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. As required under SFAS 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options’ vesting period. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s undistributed income applicable to common stockholders would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
	(in thousands, except per share amounts)
Undistributed income applicable to common stockholders:
As reported	$46,362	$20,771	$—
Compensation expense, net of tax	(138)	(13)	—

Pro forma	$46,224	$20,758	$—

Diluted undistributed income per share:
Undistributed income per share applicable to common stockholders, as reported	$12.17	$6.30	$0.00
Undistributed income per share applicable to common stockholders, proforma	$12.13	$6.30	$0.00

These pro forma disclosures are not necessarily representative of the effects on reported undistributed income per share applicable to common stockholders for future years.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes and Senior Discount Notes have been valued at approximately par value at December 31, 2004 and December 31, 2003 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate fair value for note payable-other, as no market for such instruments currently exists. See Note 10.

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures shown above and previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R will have on its consolidated results of operations and financial position but does not expect SFAS 123R to have a material impact. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and is to be applied by restating previously reported earnings per share. The Company has adopted EITF Issue 03-6 and has restated previously reported earnings per share for the effect of this pronouncement.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company has applied the recognition and measurement guidance in its consolidated financial statements at December 31, 2004.

Note 3—Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed for Chapter 11 Reorganization. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by it for future clean up costs of $2.5 million, all of which was provided in the fourth quarter of 2004.

In 2001, the Company suspended operations of a subsidiary that manufactured high performance disk arrays and storage area networks, establishing a provision of $2.1 million for the costs of closure and impairment of its investment of $4.2 million, which the Company believed had no realizable value. The subsidiary’s assets were sold and their proceeds distributed to its creditors. During 2002 and 2003, the Company paid and recorded charges of $0.1 million and $0.2 million, respectively and in 2004 the Company recovered $0.1 million against the net liabilities of discontinued operations. The Company completed making payments as it relates to this discontinued operation in 2004. Due to favorably concluding its obligations with respect to leased facilities, the Company recognized a gain on these discontinued operations of $0.3 million.

In 2001, the Company closed its Internet video operations. The Company established a reserve of $10.3 million at June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. During 2002, 2003 and 2004, the Company paid and recorded charges of $1.1 million, $0.8 million and $0.8 million, respectively, against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations totaled $2.0 million at December 31, 2004. The Company expects to make payments as it relates to this discontinued operation through 2008. This obligation has not been discounted to present value.

A reconciliation of the changes in the net liabilities of discontinued operations accounts is as follows:

	2004	2003
	(in thousands)
Balance at January 1	$3,147	$4,132
Additional provision for loss from discontinued operations	2,148	—
Payments made during the period	(750)	(985)

Balance at December 31	$4,545	$3,147

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Computation of Basic and Diluted Undistributed Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basis and diluted undistributed income (loss) per common share is provided as follows:

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
	(in thousands, except share and per share amounts)
Numerator

Income (loss) from continuing operations	$48,510	$(1,764)	$(2,872)

Undistributed income applicable to common stockholders	$46,362	$20,771	$—

Denominator—Basic
Weighted average common stock outstanding	3,671,803	3,297,927	3,116,641

Basic income (loss) per share from continuing operations	$13.21	$(0.53)	$(0.92)

Basic undistributed income per share applicable to common stockholders	$12.63	$6.30	$0.00

Denominator—Diluted
Weighted average common stock outstanding	3,671,803	3,297,927	3,116,641
Effect of dilutive securities:
Stock options	137,711	50	—

	3,809,514	3,297,977	3,116,641

Diluted income (loss) per share from continuing operations	$12.73	$(0.53)	$(0.92)

Diluted undistributed income per share applicable to common stockholders	$12.17	$6.30	$0.00

Previously reported basic and diluted undistributed income (loss) per share applicable to common stockholders for the year ended December 31, 2003 and 2002 reflect the adjustments to account for the Media pension expense pursuant to SFAS No. 87. The restated column represents adjustments for EITF 03-6.

	As Reported Dec. 31, 2003	Restated Dec. 31, 2003	As Reported Dec. 31, 2002	Restated Dec. 31, 2002
	(in thousands, except per share amounts)
Undistributed net income (loss) applicable to common stockholders	$22,187	$20,771	$1,320	$—

Basic undistributed income (loss) per share applicable to common stockholders	$6.73	$6.30	$0.42	$0.00

Diluted undistributed income (loss) per share applicable to common stockholders	$6.73	$6.30	$0.42	$0.00

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Common Stock issued to redeem shares of Redeemable Preferred Stock and Convertible Preferred Stock are included in the weighted average common shares outstanding from the dates of issuance as follows:

	Common Stock	Redeemable Preferred Shares	Convertible Preferred Shares
2004	$—	$—	$—
2003	515,040	12,877	—
2002	87,960	2,148	51

Stock options to purchase 224,026 shares of Common Stock at prices ranging from $1.15 to $21.25 per share were outstanding at December 31, 2004 were included in the computation of diluted weighted average common stock outstanding.

Stock options to purchase 41,921 shares of Common Stock at prices ranging from $2.40 to $72.50 per share were outstanding at December 31, 2003, but 41,871 shares were not included in the computation of diluted weighted average common stock outstanding as the exercise price was higher than the average market value of the common shares.

Stock options to purchase 129,198 shares of Common Stock at prices ranging from $2.40 to $97.50 per share were outstanding at December 31, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

In January 1998, Warrants to purchase 51,000 shares of Common Stock at $45.00 per share were issued in connection with the issuance of the Senior Notes. See Note 10. Unexercised warrants of 40,800 of Common Stock expired on March 15, 2003. Unexercised warrants are included in the computation of diluted undistributed income (loss) per share when their effect is dilutive.

Note 5—Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Interest paid	$3,303	$527	$876
Income taxes paid	1,372	1,101	412
Preferred stock (redemptions)	—	(25,754)	(4,296)
Preferred stock (conversions)	—	—	(102)

Income taxes paid in the year ended December 31, 2004 includes $0.8 million representing payment to the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985.

Note 6—Investments

The carrying and market value of short-term investments available-for-sale are as follows (in thousands):

	December 31, 2004
	Carrying Value	Unrealized Gains	Fair Value	Scheduled Maturity Date
Treasury Bills	$9,134	$—	$9,134	April–June 2005

Due within 1 year	$9,134

There were no short-term investments held by the Company at December 31, 2003.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Inventories

	December 31,
	2004	2003
	(in thousands)
Raw materials	$3,833	$4,586
Work in process	3,299	4,731
Finished goods	3,884	4,449

	11,016	13,766
Less inventory reserve	(5,829)	(7,423)

Total	$5,187	$6,343

Inventory reserves include a write down for obsolete and slow-moving items of $1.2 million, $0.2 million and $0.8 million in 2004, 2003 and 2002, respectively. In 2004, the Company disposed of inventory, which resulted in a reversal of inventory reserves of $2.8 million.

Note 8—Property, Plant and Equipment

	December 31,
	2004	2003
	(in thousands)
Land	$952	$952
Buildings and improvements	9,361	9,360
Furniture, fixtures and equipment	7,090	14,048

	17,403	24,360
Less accumulated depreciation	(13,173)	(19,535)

Total	$4,230	$4,825

Depreciation charged to continuing operations was $0.8 million, $1.0 million and $1.0 million in 2004, 2003 and 2002, respectively. During 2004, the Company retired fixed assets with a gross book value of $7.1 million and a net book value of $53 thousand.

Note 9—Other Accrued Liabilities

	December 31,
	2004	2003
		Restated
	(in thousands)
Compensation and employee benefit	$2,446	$2,087
Pension	5,501	14,682
Deferred revenue	4,608	4,182
Customer deposits	380	1,054
Taxes	1,007	1,136
Warranty and other product costs	471	641
Interest payable	70	259
Environmental	—	100
Other	777	703

Total	$15,260	$24,844

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the changes in the warranty and other product costs liability account is as follows:

	2004	2003
	(in thousands)
Balance at January 1	$641	$1,052
Accruals for warranties issued during the period	(6)	75
Settlements made during the period in cash or in kind	(164)	(486)

Balance at December 31	$471	$641

The decrease in accrued pension from December 31, 2003 to December 31, 2004 is largely due to scheduled pension contributions to the Ampex and Media pension plans in the amount of $7.9 million and $2.8 million, respectively, that were paid in 2004. During the year ended December 31, 2004, Hillside Capital Incorporated (“Hillside”), a former affiliate, advanced funds to the Company in order for it to make scheduled pension contributions. See Note 10 and Note 16.

Note 10—Debt

	December 31,
	2004	2003
	(in thousands)

Notes Payable
Hillside notes payable	$—	$—
Note payable—other	131	146

Total	$131	$146

Long-term Debt
Senior discount notes	$—	$9,757
Hillside notes payable	13,979	3,259
Senior notes	16,296	61,006

Total	$30,275	$74,022

Note Payable—Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at December 31, 2004 of $0.1 million is expected to be paid or converted into shares of Common Stock.

Hillside Notes

The Pension Benefit Guaranty Corporation (“the PBGC”), Hillside Capital Incorporated, a former affiliate, and Ampex entered into the Joint Settlement Agreement in 1994, whereby Hillside agreed to retain plan termination liability to the PBGC under the Ampex pension plan and Media pension plan after the reorganization of NHI. Pursuant to this agreement, Hillside was also required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that Ampex was unable to make the pension contributions. Failure by Hillside to advance funds in subsequent periods would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

At the Company’s request, Hillside has made the 2004 pension contributions which totaled $7.9 million and $2.8 million pertaining to the Ampex pension plan and Media pension plan, respectively. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. The Company may request Hillside to fund contributions in future years based on the Company’s liquidity.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of the notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.13% at December 31, 2004). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which it is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Joint Settlement Agreement, and they have represented that they have sufficient assets to fund pension contributions that are scheduled in future years. Ampex has no direct or indirect financial ownership interest in Hillside and, accordingly, has no ability to control Hillside or to mandate its compliance with the terms of the Joint Settlement Agreement. Accordingly, Ampex’s ability to borrow pension contributions from Hillside is beyond its control.

Senior Notes and Senior Discount Notes

In March 2004, the Company received consent from the holders of its senior debt securities (i) to extend the maturity date of its Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which the Company is required to generate at least $30 million of Available Cash Flow, as defined in the Senior Note indenture, and (iii) to defer scheduled principal repayments on its pension notes through December 31, 2006. Interest on the Senior Discount Notes and Senior Notes, if not paid in cash, is added to the outstanding debt balance.

In the fourth quarter of 2004, the Company repaid the 20% Senior Discount Notes that were outstanding at that date with an accreted value of $10.2 million and redeemed $52.2 million of its 12% Senior Notes and related accrued interest. At that time, the Company satisfied the Available Cash Flow covenant discussed above.

Accrued interest, interest expense and principal transactions for the Senior Notes and Senior Discount Notes are as follows:

	For the Year Ended December 31,
	2004	2003
	(in thousands)
Senior Notes
Accrued interest, beginning of the period	$2,627	$2,338
Interest expense	7,507	6,711
Cash payments applied to interest	(2,217)	—
Issuance of Notes in lieu of cash payment of interest	(7,215)	(6,422)

Accrued interest, end of period	$702	$2,627

Cash payments applied to principal	$(50,000)	$—

Senior Discount Notes
Accrued interest, beginning of the period	$244	$267
Interest expense	1,691	2,060
Cash payments applied to interest	(617)	(307)
Capitalized interest added to principal	(1,318)	(1,776)

Accrued interest, end of period	$—	$244

Cash payments applied to principal	$(11,075)	$(2,693)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Indenture under which the Senior Notes were issued contain customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and its restricted subsidiaries. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and to apply amounts collected to repayment of the Notes.

Noncurrent Maturities of Long-term Debt

The following table summarizes the scheduled noncurrent maturities of the Company’s long-term debt as of December 31, 2004, for years subsequent to 2005:

Year	(in thousands)
2006	$4,129
2008	16,296
2009	9,850

Note 11—Other Liabilities

	December 31,
	2004	2003
		Restated
	(in thousands)
Pension	$76,178	$72,584
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	149	225
Environmental	100	295
Other	416	307

Total	$77,993	$74,561

Note 12—Commitments and Contingencies

Leases

The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 2004 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

Year	(in thousands)
2005	$3,284
2006	3,162
2007	3,094
2008	1,823
Thereafter	106

Total	$11,469

Total rent expense for all operating leases for continuing operations was $1.9 million, $1.7 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

The Company instituted litigation with the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware against Sanyo Electric Co. Ltd. (“Sanyo”) in May 2004 and separately against Sony Corporation (“Sony”) in July 2004 and Eastman Kodak Company (“Kodak”) in October 2004 for unauthorized use of a patent in digital still cameras and cellular phones equipped with digital image storage and retrieval capabilities. The Company has withdrawn its suits against Sanyo and Sony, having concluded license agreements in the fourth quarter of 2004. The suit with Kodak is continuing. If granted, an ITC order would prohibit the importation and sale of infringing products in the United States throughout the duration of the life of the patent. The U.S. District Court case seeks payment of damages. If the court determines that the Company’s patents are invalid or not infringed, the Company would not receive payment for any damages and existing licensees could discontinue payments to Ampex.

The Company reached a settlement with the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985 while the Company was a subsidiary of The Signal Companies (currently Honeywell International Inc.). In 2003, the Company adjusted accruals recorded in prior years in the Consolidated Balance Sheets to reflect this settlement as well as other events. The reversal is included in the caption “Provision for (benefit of) income taxes” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Environmental Matters

Ampex’s facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also the Company may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that the Company is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2005 or 2006 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company is engaged in a total of seven environmental investigations, remediation and/or monitoring activities at sites located off our facilities, including the removal of solvent contamination from subsurface aquifers at a site in Sunnyvale, California. In October 2003, the California Regional Water Quality Control Board issued the Company a letter, which rescinds continued cleanup requirements for the Sunnyvale, California site, allowing the Company to shut down and remove all remediation equipment and substantially reduce any further obligation. Some of these activities involve the participation of state and local government agencies. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to five contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1980. Five sites (including four Superfund sites) are associated with the operations of Media. Although the Company sold Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. See Note 3 “Discontinued Operations.”

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At December 31, 2004, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with certain sites currently owned or leased by the Company and recorded a liability of discontinued operations of $2.5 million for the estimated expenses it projects that it will incur with respect to Media sites discussed above. These liabilities have not been discounted. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

Although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to the Company’s consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the Company’s past experience and existing reserves, it does not expect that these environmental matters will have a material adverse effect on its consolidated financial position.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized. If no sublease income is realized, the Company’s additional unreserved exposure would be $0.4 million.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Plan Sponsor of Defined Benefit Plans

The Company is the Plan Sponsor of the Ampex pension plan and of the Media pension plan. The Company amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2010 in order to fully fund benefits payable to plan participants.

The Company accounts for its obligations under these pension plans in accordance with SFAS No. 87, “Employers Accounting for Pensions.” Under this accounting principle, the Company recognizes a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees, which at December 31, 2004 totaled $52.1 million and $19.8 million, respectively.

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make Ampex whole from any expense or cash outlay as it pertained to the Media pension plan. However, the Company remained the Plan Sponsor of the Media pension plan and is obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provided for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media pension plan that would be funded by the Company. During 2004, 2003 and 2002 Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.8 million, $0.8 million and $1.0 million, respectively. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the “Statement of Operations and Comprehensive Income (Loss) “ when such payments are assured of collection.

On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. Accordingly, the Company does not expect to receive any additional payments or to be reimbursed for future pension contributions that Ampex will be required to make under the Media pension plan as its Plan Sponsor. Media Pension Expense in the fourth quarter of 2004 includes a curtailment loss of $2.5 million due to the termination of employees’ services earlier than actuarially expected.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2010. The following amounts are substantially less than the unfunded ABO recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2005	$3,668	$961
2006	13,289	6,322
2007	7,352	2,923
2008	3,277	2,017
2009	1,456	611
2010	726	—

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Preferred Stock

Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments. For the year ended December 31, 2003, the Company issued 64,440 shares of its Common Stock to satisfy the quarterly redemption requirements. On October 2, 2003, the Company redeemed all remaining Redeemable Preferred Stock. The Company recognized a benefit to common stockholders from extinguishment of preferred stock to the extent that the face amount of the preferred stock redeemed exceeded the market price of the common stock issued.

Note 14—Related Party Transactions

Equity Investment:

In the third quarter of 2003, the Company’s unrestricted investment subsidiary invested $1 million to acquire a 21.6% interest in a limited partnership that was formed to purchase shares of 4imprint Group plc, a publicly-held British promotional products company. The partnership acquired 5,141,499 shares of the products company. Ampex’s CEO, Edward Bramson, controls HIP-IV Incorporated, the general partner of the partnership which held a 0.2% interest, and he held a 0.7% limited partnership interest in the partnership. Mr. Bramson also directly acquired 2,500,000 shares of the products company with his personal funds in concert with the limited partnership. Ampex’s CFO, Craig McKibben, is an officer of the general partner and he purchased a 7.5% limited partnership interest in the partnership with his personal funds. The Company’s effective cost of acquiring its pro rata share of the products company ($0.82 per share) was the same average price paid by Mr. Bramson. The Board of Directors of the Company determined that the terms of the Company’s investment in the partnership were at least as favorable as the terms afforded to Messrs. Bramson and McKibben and other unrelated investors. Mr. Bramson had served as the temporary, non-executive Chairman of the Board of the products company until July 2004 at which time the Board elected a new executive chairman. Mr. Bramson has assigned to Ampex all compensation he may receive as a non-executive board member. In addition, the general partner received incentive fees from the partnership, but has assigned those fees to Ampex. Neither Messrs. Bramson nor McKibben received any compensation from the partnership.

The Company used the equity method of accounting for its interest in the limited partnership through September 30, 2004, the effective date when the partnership distributed all remaining assets and began to wind up its affairs.

The limited partnership had accounted for its interest in the products company using the equity method of accounting through June 30, 2004 when the partnership made a final distribution of all beneficial interest in remaining shares in the products company to its limited partners. As an accommodation to its partners, the partnership maintained such shares in its brokerage account until September 2004 when they were sold or physically delivered to its partners. In the fourth quarter of 2004, Hanover IV terminated and distributed its remaining assets to its investors.

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of December 31, 2004 and for the year then ended (in thousands):

Earnings Data:

Income from operations	$71
Equity in net income of products company	$213
Gain on sale of stock of products company	$8,597

Net gain	$8,881

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capital Transaction:

In 1995, 1996 and 1997, the Company sold shares of its Class A Common Stock to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, these companies advised the Company that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at December 31, 2004. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

The Company continues to hold the note issued to it by SJC, which is a 5.74% non-recourse note secured by a pledge of 20,000 shares of Class A Stock. The principal amount of the note totaled $1,848,000 during all of 2004 and is scheduled to mature in October 2008. Under the terms of the note, interest of $106,075 is forgiven annually so long as Mr. Bramson continues as an officer and director of the Company. Should SJC not repay the note when it matures, Ampex’s only recourse is to the 20,000 pledged shares, which had a market value of $790,000 at December 31, 2004. Should Ampex be required to foreclose on the note in the future, there is no assurance that the value of the pledged shares would be sufficient to repay the note in full. However, management believes that there would be no financial statement effect on net income or net assets of the Company except for possible future tax benefits that may be realized in future years.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2004, there were 224,026 options outstanding under the Stock Incentive Plan, including 63,776 vested options. The exercise prices range from $1.15 to $21.25 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2001	172,080	183,085	3.40-120.00	3,389,003	18.60
Granted	(750)	750	2.40	1,800	2.40
Canceled	54,637	(54,637)	5.20-72.00	(1,600,756)	29.20

Balances, December 31, 2002	225,967	129,198	2.40-97.50	1,790,047	13.80
Granted	(750)	750	5.20	3,900	5.20
Canceled	45,374	(45,374)	3.60-97.50	(606,106)	13.36
Adjusted	102	(153)	—	(7,526)	—
Exercised	—	(42,500)	3.40	(144,500)	3.40

Balances, December 31, 2003	270,693	41,921	2.40-72.50	1,035,815	24.71
Granted	(260,500)	260,500	1.15-2.40	359,575	1.38
Canceled	28,395	(28,395)	2.40-72.50	(779,082)	27.44
Exercised	—	(50,000)	1.15	(57,500)	1.15

Balances, December 31, 2004	38,588	224,026	$1.15-21.25	$558,808	$2.49

For the years ended December 31, 2004, 2003 and 2002, the weighted average fair value of options granted was $0.83, $4.64 and $1.44 per share, respectively.

At December 31, 2002 there were 40,800 Warrants outstanding exercisable at $45.00 per share, to provide a like number of shares of Common Stock. Unexercised warrants of 40,800 shares of Common Stock expired on March 15, 2003.

The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.15-$1.90	180,500	2.18	$1.27	50,250	$1.15
$2.40-$5.20	30,750	2.51	2.47	750	5.20
$8.00-$21.25	12,776	3.46	19.79	12,776	19.79

	224,026	2.30	$2.49	63,776	$4.93

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2004	2003	2002
Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	1.29%	1.27%	3.28%
Expected volatility	235%	319%	147%
Expected dividend yield	—	—	—

Note 16—Pension Plans, restated

The Company’s domestic employees participate in a qualified noncontributory defined benefit pension plan. Benefits are based on years of service and salary levels during the highest 60 consecutive months of the last 120 consecutive months of service. The Company is also the Plan Sponsor of the pension plan of Media, a former subsidiary that was sold in 1995. In early 1994, the Company amended the plans to terminate benefit service and compensation credit accruals as of February 1, 1994. The impact of this curtailment was not material to the Company’s liability accounts relating to its pension plans.

Actuarially determined pension expense for the Ampex and Media pension plan in 2004, 2003 and 2002 consisted of the following:

	December 31,
	2004	2003	2002
	(in thousands)
Ampex Pension Plan

Interest on projected benefit obligation	$11,352	$11,789	$12,121
Expected return on assets	(11,453)	(12,302)	(12,757)
Recognized actuarial loss	1,991	983	628

Net periodic pension cost (benefit)	$1,890	$470	$(8)

	December 31,
	2004	2003	2002
	(in thousands)
Media Pension Plan

Interest on projected benefit obligation	$3,454	$3,470	$3,412
Expected return on assets	(2,974)	(2,804)	(3,094)
Recognized actuarial loss	1,695	1,531	760
Curtailment loss	2,541	—	—

Net periodic pension cost	4,716	2,197	1,078
Reimbursements received from Quantegy	(780)	(814)	(1,011)

Net periodic pension cost (net of reimbursements)	$3,936	$1,383	$67

In the fourth quarter of 2004, the net periodic pension cost for the Media pension plan includes a curtailment loss of $2.5 million due to the termination of employees’ services earlier than actuarially expected.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status and amounts included in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in thousands)
Ampex Pension Plan
Actuarial present value of benefits:
Vested and total accumulated benefits	$190,151	$188,542

Projected benefit obligation	$(190,151)	$(188,542)
Less: plan assets at fair value	138,052	130,000

	(52,099)	(58,542)
Unrecognized net loss	—	—

Accrued pension cost	$(52,099)	$(58,542)

	December 31,
	2004	2003
	(in thousands)
Media Pension Plan

Actuarial present value of benefits:
Vested and total accumulated benefits	$61,462	$56,714

Projected benefit obligation	$(61,462)	$(56,714)
Less: plan assets at fair value	41,691	37,571

	(19,770)	(19,143)
Unrecognized net loss	—	—

Accrued pension cost	$(19,770)	$(19,143)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the domestic plans:

	December 31,
	2004	2003
	(in thousands)
Ampex Pension Plan

Change in benefit obligation:
Benefit obligation at the beginning of the year	$188,542	$180,204
Interest cost	11,352	11,789
Actuarial loss	4,683	10,860
Benefits paid	(14,426)	(14,311)

Benefit obligation at the end of the year	$190,151	$188,542

Change in plan assets:
Fair value of plan assets at the beginning of the year	$130,000	$130,465
Actual return on plan assets	14,606	13,846
Company contributions	7,872	—
Benefits paid	(14,426)	(14,311)

Fair value of plan assets at the end of the year	$138,052	$130,000

Accrued benefit liability	$(52,099)	$(58,542)
Accumulated other comprehensive income	74,796	75,257

Net amount recognized	$22,697	$16,715

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
	(in thousands)
Media Pension Plan

Change in benefit obligation:
Benefit obligation at the beginning of the year	$56,714	$52,824
Interest cost	3,454	3,471
Actuarial loss	1,776	3,209
Curtailment loss	2,541	—
Benefits paid	(3,023)	(2,790)

Benefit obligation at the end of the year	$61,462	$56,714

Change in plan assets:
Fair value of plan assets at the beginning of the year	$37,571	$36,465
Actual return on plan assets	4,296	3,896
Company contributions	2,847	—
Benefits paid	(3,023)	(2,790)

Fair value of plan assets at the end of the year	$41,691	$37,571

Accrued benefit liability	$(19,770)	$(19,143)
Accumulated other comprehensive income	18,941	20,183

Net amount recognized	$(829)	$1,040

Actuarial assumptions used to determine benefit obligations during the year follows:

	December 31,
	2004	2003
Assumed discount rate	6.00%	6.25%
Rate of compensation increase	N/A	N/A

Actuarial assumptions used to determine the net periodic pension cost during the year follows:

	December 31,
	2004	2003
Assumed discount rate	6.25%	6.75%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	8.0%	8.0%

Pension contributions in 2004 totaling $7.9 million to the Ampex Plan and $2.8 million to the Media Plan were funded through the issuance of Notes to Hillside. There were no pension contributions due in 2003. See Note 10.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average percentage of fair value for each major category of total plan assets at fair value as of the measurement dates at December 31, 2004 and December 31, 2003 is as follows:

	December 31,
	2004	2003
Equity securities	52%	37%
Debt securities	36%	47%
Cash and short-term investments	12%	16%

The market value of the Company’s equity securities held by the trust was $6.8 million and $0.1 million at December 31, 2004 and December 31, 2003, respectively.

The Company has assumed a long-term rate of return on the Trust’s assets of 8% per annum for 2004 and 2003 which is slightly less than the historical average rate of return realized over the past 13 years. While realized returns in 2004 and 2003 exceeded the target rate, in recent years the fund has sustained negative returns or realized returns that have been below the target rate. However, the Company believes that a target rate of return of 8% is achievable when forecasting performance of a diversified portfolio of equity and debt securities over a long-term investment horizon. Future results may differ from this assumption and if significant differences affect historical returns over several years, the Company would adjust the rate of return assumption to reflect such changes.

The following table reflects the total expected future benefit payments by the Company and Media to plan participants and have been estimated based on the same assumptions used to measure the benefit obligation at the end of the year:

	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2005	$14,318	$3,865
2006	14,354	3,853
2007	14,421	3,820
2008	14,574	3,808
2009	14,591	3,826
2010-2014	73,753	19,025

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The components of the foreign pension expense were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Interest cost	$130	$130	$111

Net periodic pension cost	$130	$130	$111

The amounts included in the Consolidated Balance Sheets for the foreign plan are as follows:

	December 31,
	2004	2003
	(in thousands)
Actuarial present value of benefits:
Vested and total accumulated benefits	$2,744	$2,454
Projected benefit obligation	$(2,744)	$(2,454)
Remaining unrecognized net obligation (asset)	101	(17)

Accrued pension cost	$(2,643)	$(2,471)

Accrued benefit liability	$(2,744)	$(2,471)
Accumulated other comprehensive income	25	166

Net amount recognized	$(2,719)	$(2,305)

The following provides a reconciliation of benefit obligations of the foreign plan:

	December 31,
	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,454	$2,068
Interest cost	130	130
Actuarial gain/(loss)	103	(33)
Currency gain	199	407
Benefits paid	(142)	(118)

Benefit obligation at the end of the year	$2,744	$2,454

Actuarial assumptions used to determine the net periodic benefit cost and benefit obligations follows:

	December 31,
	2004	2003
Assumed discount rate	5.50%	5.50%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	N/A	N/A

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected future benefit payments of the foreign plan are as follows:

Year	(in thousands)
2005	163
2006	170
2007	174
2008	206
2009	206
2010–2014	1,025

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

In accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the Company has recorded a cumulative minimum pension liability for the underfunded plans of $91.1 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2004. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders’ deficit. Stockholders’ deficit was credited $1.8 million in 2004 and charged $8.9 million in 2003 and $33.0 million in 2002, respectively.

The Company remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the discount rate and mortality assumption used in the defined benefit plan. Amounts included in “Other accrued liabilities” and “Other liabilities” were $0.7 million and $6.4 million at December 31, 2004 and $0.6 million and $6.1 million at December 31, 2003, respectively.

The expected future benefit payments of the supplemental plans are as follows:

Year	(in thousands)
2005	708
2006	715
2007	721
2008	728
2009	736
2010–2014	3,506

The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.2 million, $0.2 million and $0.2 million for the year ended December 31, 2004, 2003 and 2002, respectively.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Restructuring Charges (Credits)

Restructuring charges (credits) for the years ended December 31, 2004, 2003 and 2002 consist of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Provisions (recovery) for vacated lease obligations	$(1,410)	$3,098	$2,245

A reconciliation of the changes in the restructuring liability accounts is as follows:

	2004	2003
	(in thousands)
Balance at January 1	$4,750	3,000
Accruals (recovery) during the period	(1,410)	3,098
Payments made during the period	(1,073)	(1,348)

Balance at December 31	$2,267	$4,750

All restructuring charges (credits) relate to an administrative building in Redwood City, CA. In 2002, the Company recorded a net restructuring charge of $2.2 million, which included future rental payments and associated costs on the vacated premises, net of estimated sublease rental income. Data Systems vacated the premises in its entirety due to consolidation of operations to lower continuing operation expenses. In 2003, the Company recorded an additional net restructuring charge on the vacated premises of $3.1 million, reflecting the inability to sublease the premises due to the continued depressed Bay Area real estate market. In 2004, the Company recognized a restructuring credit of $1.4 million when it decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. The Company remeasured the restructuring accrual in 2004 pursuant to Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” Future lease costs associated with the manufacturing activities in Redwood City will be charged as incurred to the “Cost of product sales” of Data Systems. During 2004, 2003 and 2002, the Company paid and charged the restructuring accrual $1.1 million, $1.3 million and $1.3 million, respectively, related to costs associated with the vacated portion of the facilities. The unamortized balance in accrued restructuring totaled $2.3 million at December 31, 2004. This obligation has been discounted to present value. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

Note 18—Income Taxes, restated

Income (loss) before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
	(in thousands)
Domestic	$47,666	$(4,898)	$(9,050)
Foreign	(206)	(38)	(64)

	$47,460	$(4,936)	$(9,114)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit of) income taxes consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal current provision	$11,972	$(1,930)	$(1,000)
Benefit of utilization of NOL	(11,972)	—	—
Federal alternative minimum tax	800	—	—
State	50	(2,000)	(4,500)
Benefit of net operating loss carryforwards	—	—	—
Foreign	(62)	(238)	(1,154)
Foreign withholding taxes on royalty income	310	996	412

	1,098	(3,172)	(6,242)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$1,098	$(3,172)	$(6,242)

The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2004, 2003, and 2002) to income (loss) before income taxes and the actual provision for income taxes was as follows:

	Year Ended December 31,
	2004	2003	2002
		Restated (in thousands)	Restated
Federal income tax provision at statutory rate	$16,611	$(1,728)	$(3,190)
Federal alternative minimum tax	800	—	—
State income tax	50	—	—
Change in valuation allowance	(4,464)	—	—
Utilize US consolidated losses	(11,972)	—	—
Domestic losses not benefited	—	1,715	3,168
Foreign losses not benefited	72	13	22
Rates in excess of U.S.	310	996	412
Reversal of prior years’ foreign, Federal, state and deferred income taxes	—	(4,164)	(6,713)
Other, net	(309)	(4)	59

	$1,098	$(3,172)	$(6,242)

During the year ended December 31, 2003 and 2002, the Company benefited from a non-cash reversal of reserves of $4.2 million and $6.7 million, respectively, provided on prior years’ foreign, Federal, state and deferred income taxes for years where the Company reached a settlement with tax authorities or where years have been closed to audit or otherwise determined not to be required.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the major components of the deferred income tax assets and liabilities as of December 31, 2004 and 2003:

	December 31,
	2004	2003
		Restated
	(in thousands)
Inventory basis differences	$2,164	$1,758
Restructuring reserves and other liabilities not yet deductible for tax purposes	31,277	27,477
Loss carryforwards	71,045	77,770
Property, plant and equipment Basis differences	1,042	931
Credit from prior year’s minimum tax	1,191	1,191
Other	1,816	1,853
Less valuation allowance	(108,535)	(110,980)

Net deferred tax assets	$—	$—

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

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

As at December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $178 million expiring in the years 2005 through 2023. Accordingly, the Company has the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004 a new U.S./Japanese tax treaty eliminated withholding tax on royalty payments. Prior to July 1, 2004, the Company’s Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Note 19—Segment Reporting

The Company has two operating segments referred to as the Recorders segment and the Licensing segment. The Recorders segment includes the sale and service of data storage systems, instrumentation recorders and

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no intersegment sales or transfers.

	Year Ended December 31, 2004
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$28,582	$72,869	$—	$101,451
Interest income	103	—	58	161
Interest expense	1,691	—	8,041	9,732
Depreciation, amortization and accretion	403	—	371	774
Segment income (loss)	318	65,343	(19,612)	46,049
Segment assets	20,210	—	12,409	32,619
Expenditures for segment assets	129	—	45	174

	Year Ended December 31, 2003
	(in thousands)

	Recorders	Licensing	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$33,305	$10,054	$—	$43,359
Interest income	52	—	51	103
Interest expense	2,181	—	6,819	9,000
Depreciation, amortization and accretion	516	—	573	1,089
Segment income (loss)	4,424	8,421	(14,224)	(1,379)
Segment assets	29,111	—	6,086	35,197
Expenditures for segment assets	11	—	14	25

	Year Ended December 31, 2002
	(in thousands)

	Recorders	Licensing	Eliminations and Corporate	Totals
			Restated	Restated
Revenues from external customers	$33,020	$3,969	$—	$36,989
Interest income	33	—	327	360
Interest expense	2,287	—	6,178	8,465
Depreciation, amortization and accretion	684	—	539	1,223
Segment income (loss)	2,021	3,011	(11,901)	(6,869)
Segment assets	23,004	—	6,335	29,339
Expenditures for segment assets	—	—	253	253

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Segment income (loss) reported above	$46,049	$(1,379)	$(6,869)
Restructuring charges (credits)	1,410	(3,098)	(2,245)
Provision for (benefit of) income taxes	(1,098)	3,172	6,242
Equity in loss (income) of limited partnership, including sale of investment	2,149	(459)	—
Loss from discontinued operations	(2,148)	—	—

Net income (loss)	$46,362	$(1,764)	$(2,872)

Note 20—Foreign Operations

The following table shows certain financial information relating to the Company’s operations in various geographical areas:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Total revenue:
United States	$99,034	$41,160	$34,514
Europe, Africa and the Middle East	1,518	2,421	1,943
Other foreign	3,126	1,753	2,145
Eliminations and corporate expenses	(2,227)	(1,975)	(1,613)

Total	$101,451	$43,359	$36,989

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
	(in thousands)
Income (loss) from continuing operations before income taxes and equity in loss (income) of limited partnership, including sale of investment:
United States	$47,481	$(4,424)	$(9,147)
Europe, Africa and the Middle East	(191)	(36)	107
Other foreign	169	(17)	(74)

Total	$47,459	$(4,477)	$(9,114)

Loss from discontinued operations:
United States	$(2,148)	$—	$—

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2004	2003
	(in thousands)
Identifiable assets:
United States	$12,964	$18,385
Europe, Africa and the Middle East	243	439
Other foreign	1,004	1,224
Eliminations and corporate assets	18,408	15,149

Total	$32,619	$35,197

Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company’s facilities and includes accounts receivable, inventories, other assets and property, plant and equipment. Corporate assets consisted principally of cash, investments, interest receivable and deferred financing fees at December 31, 2004 and 2003.

Note 21—Major Customers

In 2004, the Company recorded revenue from Sony Corporation and Canon Inc. for 39.4% and 19.2% of total revenue, respectively. In 2003, the Company recorded revenue from Matsushita, Electric Industrial Ltd. and BAE Systems for 14.9% and 14.4% of total revenue, respectively. In 2002, the Company recorded revenue from ADIC and Lockheed Martin for 16.8% and 11.2% of total revenue, respectively.

Note 22—Subsequent Event

On April 15, 2005, the Company’s subsidiary, Ampex Data Systems Corporation, closed on the sale of its former manufacturing facility and received approximately $3.0 million. The Company will recognize a small gain on the sale in the second quarter of 2005.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

Fiscal 2004	(in thousands, except share and per share data)
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$9,889	$8,913	$8,322	$74,327
Operating income (loss)	1,373	(1,718)	(26)	61,215
Income (loss) from continuing operations,
As originally reported	72	(3,859)	(1,568)	54,831
As restated	(250)	(4,181)	(1,890)
Income (loss) applicable to common stockholders,
As originally reported	72	(3,859)	(1,216)	52,331
As restated	(250)	(4,181)	(1,538)

Basic income (loss) per share from continuing operations,
As originally reported	$0.02	$(1.06)	$(0.43)	$14.89
As restated	(0.07)	(1.15)	(0.52)
Basic income (loss) per share applicable to common stockholders,
As originally reported	$0.02	$(1.06)	$(0.33)	$14.21
As restated	(0.07)	(1.15)	(0.42)

Diluted income (loss) per share from continuing operations,
As originally reported	$0.02	$(1.06)	$(0.43)	$14.18
As restated	(0.07)	(1.15)	(0.52)
Diluted income (loss) per share applicable to common stockholders,
As originally reported	$0.02	$(1.06)	$(0.33)	$13.53
As restated	(0.07)	(1.15)	(0.42)

Fiscal 2003	(in thousands, except share and per share data)
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$8,630	$13,895	$10,176	$10,658
Operating income (loss)	402	5,163	1,832	(1,463)
Undistributed income (loss) from continuing operations
As originally reported	(1,932)	1,817	3,187	(9,745)
As restated	(2,259)	1,490	2,859	(4,777)
Undistributed income (loss) applicable to common stockholders,
As originally reported	(896)	2,848	4,161	11,165
As restated	(1,223)	2,521	3,833	16,133

Basic undistributed income (loss) per share from continuing operations,
As originally reported	$(0.61)	$0.57	$0.98	$(2.73)
As restated	$(0.71)	$0.47	$0.88	$(1.34)
Basic undistributed income (loss) per share applicable to common stockholders,
As originally reported	$(0.28)	$0.89	$1.28	$3.13
As restated	$(0.39)	$0.79	$1.18	$4.52

Diluted undistributed income (loss) per share from continuing operations,
As originally reported	$(0.61)	$0.57	$0.98	$(2.73)
As restated	$(0.71)	$0.47	$0.88	$(1.34)
Diluted undistributed income (loss) per share applicable to common stockholders,
As originally reported	$(0.28)	$0.89	$1.28	$3.13
As restated	$(0.39)	$0.79	$1.18	$4.52

AMPEX CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II— Valuation and Qualifying Accounts	S-2

S-1

AMPEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions to cost and expenses	Charges to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts:
December 31, 2002	$153	$(42)	$—	$1	$112
December 31, 2003	$112	$25	$—	$—	$137
December 31, 2004	$137	$(56)	$—	$(7)	$74

(1)	Includes transfers and reclassifications to other accounts.
(2)	Includes write-offs and disposition of accounts receivable.

S-2

AMPEX CORPORATION

2004 FORM 10-K

EXHIBIT INDEX

Description

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page of this Report).

31.1	Chief Executive Officer certification pursuant to Rules 13a—14(a) and 15d—14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a—14(a) and 15d—14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.