Form 10-Q
period 2005-03-31
AMPEX CORP /DE/
filed 2005-05-10
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,700,364. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended March 31, 2005

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,426	$8,840
Short-term investments	9,187	9,134
Accounts receivable (net of allowances of $68 in 2005 and $74 in 2004)	2,852	2,602
Inventories	4,885	5,187
Royalties receivable	5,927	—
Other current assets	2,042	2,071
Property held for sale	2,631	2,670

Total current assets	34,950	30,504
Property, plant and equipment	1,483	1,560
Other assets	540	555

Total assets	$36,973	$32,619

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$122	$131
Accounts payable	3,834	1,577
Net liabilities of discontinued operations	925	1,042
Accrued restructuring costs	645	645
Other accrued liabilities	17,041	15,260

Total current liabilities	22,567	18,655
Long-term debt	29,807	30,275
Other liabilities	72,475	77,993
Accrued restructuring costs	1,464	1,622
Net liabilities of discontinued operations	3,402	3,503

Total liabilities	129,715	132,048

Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2005 and in 2004
Issued and outstanding—3,700,364 shares in 2005; 3,692,517 in 2004	37	37
Class C:
Authorized: 50,000,000 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Other additional capital	454,546	454,525
Accumulated deficit	(457,756)	(463,680)
Accumulated other comprehensive loss	(89,569)	(90,311)

Total stockholders’ deficit	(92,742)	(99,429)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$36,973	$32,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
Licensing revenue	$11,411	$1,661
Product revenue	4,246	6,010
Service revenue	2,274	2,218

Total revenue	17,931	9,889

Intellectual property costs	3,028	803
Cost of product revenue	2,536	3,465
Cost of service revenue	689	578
Research, development and engineering	1,032	889
Selling and administrative	3,668	2,781

Total costs and operating expenses	10,953	8,516

Operating income	6,978	1,373
Media pension costs	193	322
Interest expense	741	2,359
Amortization of debt financing costs	14	14
Interest income	(69)	(25)
Other (income) expense, net	(46)	6

Income (loss) before income taxes and equity in income of limited partnership	6,145	(1,303)
Provision for income taxes	221	167
Equity in income of limited partnership	—	(1,220)

Net income (loss)	5,924	(250)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	53	(2)

Comprehensive income (loss)	$5,977	$(252)

Basic income (loss) per share	$1.60	$(0.07)

Weighted average number of basic common shares outstanding	3,698,197	3,717,682

Diluted income (loss) per share	$1.52	$(0.07)

Weighted average number of diluted common shares outstanding	3,901,223	3,717,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,924	$(250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	165	211
Accretion of interest expense	—	2,428
Equity in net gain of limited partnership	—	(1,220)
Ampex periodic pension cost	602	472
Media periodic pension cost	193	322
Net loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	(286)	2,332
Inventories	302	(14)
Royalties receivable	(5,927)	—
Other assets	30	493
Accounts payable	2,261	(4)
Other accrued liabilities and income taxes payable	2,629	(4,749)
Ampex pension contributions	(825)	—
Accrued restructuring costs	(158)	(313)
Other liabilities	(5,518)	2,414

Net cash provided by (used in) continuing operations	(608)	2,125
Net cash used in discontinued operations	(218)	(216)

Net cash provided by (used in) operating activities	(826)	1,909

Cash flows from investing activities:
Purchases of short-term investments	(53)	(7,470)
Deferred gain on sale of assets	(13)	(13)
Additions to property, plant and equipment	(38)	(36)

Net cash used in continuing operations	(104)	(7,519)

Net cash used in investing activities	(104)	(7,519)

Cash flows from financing activities:
Repayments under debt agreements	(477)	(1,008)
Proceeds from issuance of common stock	21	—

Net cash used in continuing operations	(456)	(1,008)

Net cash used in financing activities	(456)	(1,008)

Effects of exchange rates on cash	(28)	6

Net decrease in cash and cash equivalents	(1,414)	(6,612)
Cash and cash equivalents, beginning of period	8,840	14,023

Cash and cash equivalents, end of period	$7,426	$7,411

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. Interim information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2004 and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash Equivalents and Short-term Investments

Highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term investments. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ deficit. The cost of securities sold is based upon the specific identification method.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Investments

The Company owns a minority equity investment in a private company that conducts research and development and performs contract engineering services for the Department of Defense and high technology industries. This investment is included in other long-term assets. It is inherently risky because the products and technologies in development are not fully commercialized.

The Company’s investment in a limited partnership was accounted for under the equity method. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly-held British promotional products company. No further investment activities are envisioned and the partnership is in the process of winding up its affairs. The Company received total distributions of $3.3 million on its $1.0 million investment. The Company’s share of the equity in income of the partnership for the three months ended March 31, 2004 is included in “Equity in income of limited partnership.”

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

Environmental Liabilities

The Company’s facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former subsidiary Media (“Media”). The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company continually assesses these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and the Company’s pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. The Company derives its revenue from three principle sources: royalty and license fees through its Licensing segment, and product sales and service contracts through its Recorders segment.

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

Long-Term Contracts

The Company has one long-term contract that qualifies for percentage-of-completion accounting. Revenues and estimated profits on this long-term contract performed over an extended period of time are recognized on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. Revenues and profits on this long-term contract are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which revisions are made. Historically, the Company has not incurred any losses on this long-term contract. There were no progress billings outstanding at March 31, 2005 and March 31, 2004.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $1.0 million and $0.8 million in the three months ended March 31, 2005 and 2004, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $13 thousand and $0.1 million in the three months ended 2005 and 2004, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss), net of tax. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of total shareholders’ deficit but are excluded from net income (loss). Accumulated other comprehensive income (loss), as presented on the accompanying Consolidated Balance Sheets, consists of foreign currency translation adjustments and the minimum pension adjustment.

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. See Note 19.

Basic and Diluted Income (Loss) Per Share

The basic income (loss) per share is calculated in accordance with the two-class method described in EITF Issue 03-6. Under this method, dividends of 8% per annum are ascribed to preferred stockholders, in periods when Preferred Stock was outstanding, to the extent that sufficient income was available, even though preferred stock dividends had not been declared. Diluted income (loss) per share is computed using the “as if” converted method if such method results in additional dilution.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 – Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with APB No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation.”

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. As required under SFAS 123, the pro forma effects of stock-based compensation on net income (loss) and income (loss) per share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options’ vesting period. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(in thousands, except per share amounts)
Net income (loss):
As reported	$5,924	$(250)
Compensation expense, net of tax	(30)	(1)

Pro forma	$5,894	$(251)

Basic income (loss) per share:
Income (loss) per share, as reported	$1.60	$(0.07)
Income (loss) per share, pro forma	$1.59	$(0.07)
Diluted income (loss) per share:
Income (loss) per share, as reported	$1.52	$(0.07)
Income (loss) per share, pro forma	$1.51	$(0.07)

These pro forma disclosures are not necessarily representative of the effects on reported income (loss) per share for future years.

There were no stock options granted in the three months ended March 31, 2005 and 2004.

Note 4 – Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures shown above and previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R will have on its consolidated results of operations and financial position but does not expect SFAS 123R to have a material impact. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basis and diluted income (loss) per common share is provided as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$5,924	$(250)

Denominator
Weighted average number of basic common shares outstanding	3,698,197	3,717,682
Effect of dilutive stock options	203,026	—

Weighted average number of diluted common shares outstanding	3,901,223	3,717,682

Basic income (loss) per share	$1.60	$(0.07)

Diluted income (loss) per share	$1.52	$(0.07)

Stock options to purchase 215,475 shares of Common Stock at prices ranging from $1.15 to $21.25 per share were outstanding at March 31, 2005 and were included in the computation of diluted weighted average common stock outstanding.

Stock options to purchase 39,694 shares of Common Stock at prices ranging from $2.40 to $72.50 per share were outstanding at March 31, 2004, but were not included in the computation of diluted loss per share because they are anti-dilutive.

Note 6 - Supplemental Schedule of Cash Flow Information

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Interest paid	$1,200	$201
Income taxes paid	949	1,096

Income taxes paid in the three months ended March 31, 2004 includes $0.8 million representing payment to the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 - Inventories

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials	$3,719	$3,833
Work in process	3,176	3,299
Finished goods	3,961	3,884

	10,856	11,016
Less inventory reserve	(5,971)	(5,829)

Total	$4,885	$5,187

Note 8 - Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

Note 9 - Property Held for Sale and Property, Plant and Equipment

Property Held for Sale

	March 31, 2005	December 31, 2004
	(in thousands)
Land	$952	$952
Buildings and improvements	4,916	4,916
Furniture, fixtures and equipment	65	65

	5,933	5,933
Less accumulated depreciation	(3,302)	(3,263)

Total	$2,631	$2,670

The Company’s subsidiary, Ampex Data Systems Corporation, listed its former manufacturing facility in Colorado Springs, CO for sale in January 2005. The property was sold on April 15, 2005 and the Company received net proceeds of approximately $3.0 million. A gain on sale of assets will be recognized in the second quarter of 2005.

Property, Plant and Equipment

	March 31, 2005	December 31, 2004
	(in thousands)
Buildings and improvements	$4,445	$4,445
Furniture, fixtures and equipment	6,993	7,025

	11,438	11,470
Less accumulated depreciation	(9,955)	(9,910)

Total	$1,483	$1,560

Note 10 - Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed for Chapter 11 Reorganization. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by it for future clean up costs of $2.5 million at December 31, 2004. The unamortized balance in the net liabilities of discontinued operations totaled $2.4 million at March 31, 2005. The balance in net liabilities is expected to be paid out over the next ten years. This obligation has not been discounted to present value.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2001, the Company closed its Internet video operations. The Company established a reserve of $10.3 million at June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. The unamortized balance in the net liabilities of discontinued operations totaled $1.9 million at March 31, 2005. The Company expects to make payments on office leases as it relates to this discontinued operation through 2008. This obligation has not been discounted to present value.

A reconciliation of the changes in the net liabilities of discontinued operations accounts for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$4,545	$3,147
Payments made during the period	(218)	(216)

Balance at March 31	$4,327	$2,931

Note 11 - Restructuring Charges

Data Systems vacated certain administrative offices in Redwood City, CA in 2002 to consolidate operations to lower continuing operation expenses. In 2003, the Company established an additional reserve to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. The Company remeasured the restructuring accrual pursuant to Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” Future lease costs associated with the manufacturing activities in Redwood City will be charged as incurred to the “Cost of product sales.” The unamortized balance in accrued restructuring totaled $2.1 million at March 31, 2005. This obligation has been discounted to present value. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$2,267	$4,750
Payments made during the period	(158)	(313)

Balance at March 31	$2,109	$4,437

Note 12 - Other Accrued Liabilities

	March 31, 2005	December 31, 2004
	(in thousands)
Compensation and employee benefit	$1,927	$2,446
Pension	9,971	5,501
Deferred revenue	3,544	4,608
Customer deposits	—	380
Taxes	317	1,007
Warranty and other product costs	451	471
Interest payable	76	70
Other	755	777

Total	$17,041	$15,260

The increase in accrued pension from December 31, 2004 to March 31, 2005 is largely due to the Company’s decision to increase the pension contribution scheduled to be paid on September 15, 2005 in order to spread out future contributions over the next several years.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in the warranty and other product costs liability account for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$471	$641
Accruals for warranties issued during the period	14	—
Settlements made during the period in cash or in kind	(34)	—

Balance at March 31	$451	$641

Note 13 - Debt

	March 31, 2005	December 31, 2004
	(in thousands)
Notes Payable

Note payable - other	$122	$131

Total	$122	$131

Long-term Debt

Hillside notes payable	$13,979	$13,979
Senior notes	15,828	16,296

Total	$29,807	$30,275

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at March 31, 2005 of $0.1 million is expected to be paid or converted into shares of Common Stock.

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

The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. Hillside has advised the Company that it has agreed to pay the Ampex pension contribution of $5.9 million on or before September 15, 2005. The Company may request Hillside to fund additional contributions in future years based on the Company’s liquidity.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.63% at March 31, 2005). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which the Company is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Senior Notes and Senior Discount Notes

In March 2004, the Company received consent from the holders of its senior debt securities (i) to extend the maturity date of its 20% Senior Discount Notes from January 5, 2005 to January 5, 2006, (ii) to extend the measurement date from December 31, 2004 to December 31, 2006, by which the Company is required to generate at least $30 million of Available Cash Flow, as defined in the indenture governing the 12% Senior Notes due 2008 and (iii) to defer scheduled principal repayments on Hillside Notes through December 31, 2006. Interest on the Senior Discount Notes and Senior Notes, if not paid in cash, is added to the outstanding debt balance.

In the fourth quarter of 2004, the Company repaid all of the Senior Discount Notes that were outstanding at that date with an accreted value of $10.2 million and redeemed $52.2 million of its Senior Notes and related accrued interest. At that time, the Company satisfied the Available Cash Flow covenant discussed above.

Accrued interest, interest expense and principal transactions for the Senior Notes and Senior Discount Notes are as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Senior Notes

Accrued interest, beginning of the period	$702	$2,627
Interest expense	468	1,804
Cash payments applied to interest	(936)	—
Issuance of Notes in lieu of cash payment of interest	—	(3,503)

Accrued interest, end of period	$234	$928

Cash payments applied to principal	$—	$—

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Senior Discount Notes

Accrued interest, beginning of the period	$—	$244
Interest expense	—	490
Cash payments applied to interest	—	(137)
Capitalized interest applied to principal	—	(488)

Accrued interest, end of period	$—	$109

Cash payments applied to principal	$—	$863

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

On May 3, 2005, the Company requested the trustee of the 12% Senior Notes to call $10 million principal amount of the 12% Senior Notes for redemption on June 3, 2005.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 - Other Liabilities

	March 31, 2005	December 31, 2004
	(in thousands)
Pension	$70,664	$76,178
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	145	149
Environmental	100	100
Other	416	416

Total	$72,475	$77,993

Note 15 - Commitments and Contingencies

Legal Proceedings

The Company instituted litigation with the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware against Eastman Kodak Company (“Kodak”) in October 2004 for unauthorized use of a patent in digital still cameras. If granted, an ITC order would prohibit the importation and sale of infringing products in the United States throughout the duration of the life of the patent. The U.S. District Court case seeks payment of damages. If the court determines that the Company’s patents are invalid or not infringed, the Company would not receive payment for any damages and existing licensees could discontinue payments to Ampex.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company is engaged in a total of six environmental investigations, remediation and/or monitoring activities at sites located off our facilities. Some of these activities involve the participation of state and local government agencies. The Company has been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the one Superfund site associated with operations of the Company, the Company has entered into a settlement agreement with the EPA as a de minimus participant. The Company is awaiting final action by the EPA. Five sites (including three Superfund sites) are associated with the operations of Media. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At March 31, 2005, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with certain sites currently owned or leased by the Company and has recorded a liability of discontinued operations of $2.4 million for the estimated expenses it projects it will incur with respect to Media sites discussed above. These liabilities have not been discounted. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimate of costs to service the Company’s warranty obligations is based on historical experience and expectation of future conditions. To the extent that the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase resulting in decreased gross profit.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company accounts for its obligations under these pension plans in accordance with SFAS No. 87, “Employers Accounting for Pensions.” Under this accounting principle, the Company recognizes a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees through the 1994 plan termination date, which at March 31, 2005 totaled $51.4 million and $19.7 million, respectively.

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make Ampex whole from any expense or cash outlay as it pertained to the Media pension plan. However, the Company remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provided for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media pension plan that would be funded by the Company. During the three months ended March 31, 2004, Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.2 million. During the three months ended March 31, 2005, Media did not pay directly or reimburse Ampex for pension contributions made on Media’s behalf. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the “Statement of Operations and Comprehensive Income (Loss) “ when such payments are assured of collection.

On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. Accordingly, the Company does not expect to receive any additional payments or to be reimbursed for future pension contributions that Ampex will be required to make under the Media pension plan as its Plan Sponsor.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2010. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2005	$8,018	$841
2006	1,641	7,827
2007	11,224	1,725
2008	6,478	2,326
2009	2,730	764
2010	1,170	—

Total	$31,261	$13,483

As discussed in Note 13, Hillside has advised the Company that it has agreed to pay a portion of the 2005 Ampex pension contribution, in the amount of $5.9 million, on or before September 15, 2005.

Note 16 - Related Party Transactions

Equity Investment:

We made an investment in a limited partnership in 2003, which we accounted for under the equity method of accounting. In the first quarter of 2004 the partnership sold a portion of its investment in a publicly-held British promotional products company and the Company recognized its pro rata share of the gain on that sale. The partnership sold or distributed to its partners all of the remaining investments. No further investment activities are envisioned by this partnership. We have received total distributions of $3.3 million on our $1 million investment, which includes incentive fees earned of $0.6 million from the carried interest assigned from the general partner.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of March 31, 2004 and for the three months then ended (in thousands):

Earnings Data:

Loss from operations	$(8)
Equity in net loss of products company	$(115)
Gain on sale of stock of products company	$5,772

Net gain	$5,649

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, these companies advised the Company that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at December 31, 2004. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

The Company continues to hold the note issued to it by SJC, which is a 5.74% non-recourse note secured by a pledge of 20,000 shares of Class A Stock. The principal amount of the note totaled $1,848,000 at March 31, 2005 and is scheduled to mature in October 2008. Under the terms of the note, interest of $106,075 is forgiven annually so long as Mr. Bramson continues as an officer and director of the Company. Should SJC not repay the note when it matures, Ampex’s only recourse is to the 20,000 pledged shares, which had a market value of $800,000 at March 31, 2005. Should Ampex be required to foreclose on the note in the future, there is no assurance that the value of the pledged shares would be sufficient to repay the note in full. However, management believes that there would be no financial statement effect on net income or net assets of the Company from a future foreclosure, except for possible future tax benefits that may be realized in future years.

Note 17 - Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2004	$(91,055)	$744	$(90,311)
Current period change	795	(53)	742

March 31, 2005	$(90,260)	$691	$(89,569)

The net periodic pension cost for the Ampex and Media pension plan for the three months ended March 31, 2005 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2005, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18 - Income Taxes

The Company’s estimated annual effective tax rate for 2005 is 2% of domestic taxable income plus withholding taxes on Korean royalty receipts. As at December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $178 million expiring in the years 2005 through 2023. Accordingly, the Company has the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. The Company incurs alternative minimum taxes on the amount of net operating loss carryforwards that are applied to offset domestic Federal taxable income. Effective July 1, 2004 the U.S./Japanese tax treaty eliminated withholding tax on royalty payments. Prior to July 1, 2004, the Company’s Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Note 19 - Segment Reporting

The Company has two operating segments referred to as the Recorders segment and the Licensing segment. The Recorders segment includes the sale and service of instrumentation recorders, data storage systems, and professional video products, all of which are made by the manufacturing subsidiary Data Systems. The Licensing segment involves the licensing of Ampex intellectual property through the corporate licensing division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes and equity in income of limited partnership, including sale of investment excluding restructuring charges, corporate administrative costs and elimination entries.

There were no intersegment sales or transfers.

	Three Months Ended March 31, 2005
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$6,520	$11,411	$—	$17,931
Interest income	50	—	19	69
Interest expense	—	—	741	741
Depreciation, amortization and accretion	85	—	80	165
Segment income (loss)	710	8,383	(2,948)	6,145
Segment assets	21,418	—	15,555	36,973
Expenditures for segment assets	38	—	—	38

	Three Months Ended March 31, 2004
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$8,228	$1,661	$—	$9,889
Interest income	19	—	6	25
Interest expense	490	—	1,869	2,359
Depreciation, amortization and accretion	104	—	107	211
Segment income (loss)	1,492	858	(3,653)	(1,303)
Segment assets	28,708	—	5,581	34,289
Expenditures for segment assets	28	—	8	36

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Segment income (loss) reported above	$6,145	$(1,303)
Provision for (benefit of) income taxes	(221)	(167)
Equity in income of limited partnership	—	1,220

Net income (loss)	$5,924	$(250)

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors”, below. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our continuing operations include the results of our Licensing and Recorders segments. In the fourth quarter of 2004, we entered into three new license agreements and received royalty receipts for past and, in some cases, future use of our patents totaling $66 million covering various consumer digital imaging products. We applied these proceeds to repay all of our outstanding 20% Senior Discount Notes with an accreted value of $10.2 million and redeemed $52.2 million of our 12% Senior Notes and related accrued interest. At March 31, 2005, our indebtedness totaled $29.8 million.

We continue to attempt to negotiate new patent license agreements with manufacturers of digital video camcorders, digital still cameras, camera equipped cellular phones, DVD recorders and cable boxes and other consumer products that we believe may use our patents. If these licensing negotiations are not successful it may be necessary to initiate additional litigation in order to enforce our patents. In the quarter ended March 31, 2005, we announced new license agreements with six manufacturers of digital still cameras. We expect to conclude additional license agreements within the next ninety days.

During 2004, we brought litigation against three manufacturers of digital video products who we believe infringed one of our patents in digital still cameras that they produce. Two of these suits were settled by concluding licensing agreements, and one suit continues. We have incurred significant external litigation expenses associated with these suits of $4.9 million during the twelve months ended December 31, 2004 and $2.6 million in the quarter ended March 31, 2005. We expect these expenditures to continue at a similar quarterly run-rate through out the remainder of 2005. It may be necessary to initiate additional litigation in order to enforce our patents if our licensing negotiations are not successful.

In the first quarter of 2005, our Recorders’ segment revenues decreased by approximately 20.8% from 2004 levels. During 2004, we introduced our new solid-state and disk-based data acquisition and instrumentation recorders to a select number of customers in limited quantities for performance evaluation. We have incurred increased research and development costs associated with these new products which we expect will continue at similar levels for the foreseeable future. If successful, these products are intended to replace over several years the large installed based of tape-based data recorders and should generate increased sales and profits for the Recorders segment, but we do not expect significant orders until 2006.

We are obligated to make significant pension contributions to the Ampex pension plan and to the pension plan of a former subsidiary that was sold in 1995 (“Media”), as discussed below. Due to the accounting regulations that govern pension accounting, pension costs charged to the Statement of Operations do not correspond with pension contributions paid in cash during the period.

Our effective federal annual tax rate for 2005 is estimated at 2% of pretax U.S. net income, which represents alternative minimum taxes payable on the amount of net operating loss carry forwards utilized to reduce taxable income, plus applicable foreign withholding taxes payable on royalty income generated in Korea. At December 31, 2004 the amount of unused net operating loss carryforwards available to offset future taxable income totaled approximately $178 million.

Periodically, we are required to adjust reserves established in prior years for discontinued operations or for restructured activities due to subsequent favorable or unfavorable developments. In the quarters ended March 31, 2005 and March 31, 2004, no adjustments were recorded.

In addition to foreign currency translation adjustments, which are typically minor in nature, at the end of each year we include in the determination of “Other comprehensive income (loss), net of tax”, a minimum pension adjustment reflecting an actuarially computed increase or decrease in accumulated benefit obligations over pension plan assets of the Ampex and Media pension plan. Historically, such annual pension adjustments have fluctuated widely.

At March 31, 2005, we had cash and short-term investments totaling $16.6 million. We believe that our cash balances, together with the projected results of our subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside Capital Incorporated (“Hillside”), a former affiliate, should be sufficient to satisfy all projected cash obligations through at least March 2006. The results of our operations and the liquidity of our business are more fully discussed below.

In May 2005, our Board of Directors approved amendments to our insider trading policy in order to permit our officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in our Class A Common Stock, provided that such plans satisfy the requirements set forth in Rule 10b5-1 under the Exchange Act. Accordingly, we anticipate that some of our officers, directors and other insiders may establish such trading plans and enter into transactions in our Class A Common Stock at some point in the future, as permitted by Rule 10b5-1 and our amended insider trading policy.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. We derive our revenues from three principle sources: royalty and license fees through our Licensing segment, and product sales and service contracts through our Recorders segment.

Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Our revenue recognition policy with respect to royalty income is as follows: When we enter into an agreement with a new licensee for use of our patents we may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. We may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. We recognize both past due and prepayment amounts, which are non-refundable and non-forfeitable, as revenue in the period when the agreement has been executed by both parties, which is when there is evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as we have no future obligations with respect to these agreements. In addition, our licensing agreement may include a “running rate” royalty which covers products shipped after the date of the license and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. Our royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue in the period the collection is reasonably assured.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next eighteen months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. We also maintain an inventory of spare parts to service our customers’ products after the date of sale. We amortize spare parts inventories over the expected number of years we expect to support such products but not in excess of 30 months. If actual market conditions are less favorable than those projected by Management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, however, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately be recoverable. Although we reported net income in 2004 and the first quarter of 2005, we have reported losses in recent years. Accordingly, we cannot determine that it is probable that we will recover our deferred tax assets and net operating loss carryforwards and therefore have established a valuation allowance equal to such assets. If we realize deferred tax assets or net operating loss carryforwards in subsequent years, our tax provision in that period will be less than the statutory tax rate.

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

Warranty

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

Pension and Other Postretirement Benefits/ Obligations

The determination of our obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods.

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

Valuation of Long-Lived Assets and Investments

We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows or other methods used to determine fair value. While we believe that our estimates of fair value are reasonable, different assumptions could materially affect our evaluations. We record an impairment provision to reduce the carrying value of minority equity investments carried on the cost method if our estimate of its fair value is below its original cost and the impairment is other than temporary.

Contingencies

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as our obligations to fund Media’s environmental remediation costs, as well as obligations involving legal, income tax and other matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over- or understated.

Our facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. We are engaged in a number of environmental investigations, remediation and/or monitoring activities, some of which involve the participation of state and local government agencies. We have been named a potentially responsible party by the United States Environmental Protection Agency at certain locations which have been designated as “Superfund” sites. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and our pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment involves the sale and service of mass data storage systems and instrumentation recorders (which record data, rather than visual information), all of which are made by our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”). Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital video products through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 19 of the Notes to Unaudited Consolidated Financial Statements.

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

DST, DIS, DCRsi, DDRs and DSRs are trademarks of Ampex Corporation.

Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer video products (digital video cameras, digital still cameras, camera-equipped cellular phones, and DVD and hard disk recorders). We also license our patents to certain manufacturers of professional videotape recorders and image processing devices such as digital special effects processors.

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Licensing Segment
Licensing revenue	$11.4	$1.7

Recorders Segment
Mass data storage tape drives and library systems	$1.0	$1.2
Data acquisition and instrumentation recorders	2.3	4.2
Service revenue	2.3	2.2
Other (including professional video products)	0.9	0.6

Total net product and service revenue	$6.5	$8.2

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Licensing Revenue. Licensing revenue was $11.4 million in the three months ended March 31, 2005 compared to $1.7 million in the three months ended March 31, 2004, and is derived from royalties that we receive from licensing our patents.

In the first quarter of 2004 our licensing revenue principally came from running royalties paid by two manufacturers of digital video camcorders. In the fourth quarter of 2004 and in the first quarter of 2005, we entered into new licensing agreements with several manufacturers of various digital imaging products. Certain of these agreements provide for a non-refundable, non-forfeitable prepayment of royalties through April 11, 2006. In the quarter ended March 31, 2005, $3.1 million of licensing revenue reflected prepayments of royalty obligations through the first quarter of 2006. The balance of $8.3 million represents royalties in respect of past or current sales under licenses that provide for running royalties based on the licensee’s revenues from products that infringe our patents. Licensing revenue accrued at March 31, 2005 based on royalty reports submitted by licensees covering shipments prior to the end of the quarter and received in cash in the subsequent quarter totaled $5.9 million. No licensing revenue was accrued at March 31, 2004.

April 11, 2006 coincides with the U.S. expiration of our rapid image retrieval patent (“121”), one of the key patents used in digital still cameras. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, we are only currently receiving royalties on the “121” patent, which to date is the only patent which we have pursued litigation. In October 2004, we initiated litigation with Eastman Kodak Company (“Kodak”) for their infringement of our “121” patent, which is continuing. Suits brought against two other manufacturers were settled in 2004 upon successfully concluding license agreements. We may initiate additional litigation with other manufacturers of digital still cameras and other products if we are unable to negotiate patent licenses on acceptable terms and such litigation might be expanded to include certain of our other digital imaging patents beyond “121.”

In May 2004, we entered into our first license with a major manufacturer of DVD recorders. Presently, royalties from this licensee are not material to total license revenues, but we expect that license fees from this licensee will increase as their sales of DVD recorders increase. We are in discussions with additional manufacturers who may license our patents for use in DVD and hard disk recorders which would lead to further increases in royalties from these products.

We continue to have active licensing negotiations with manufacturers of digital video camcorders, digital still cameras, camera equipped cellular phones, DVD recorders and cable set top box recorders that are equipped to record video and other consumer products, which we believe use our intellectual property. We have offered to license our intellectual property at, what we believe are, commercially reasonable rates which provide for lump sum royalty payments on shipments made in periods prior to the execution of the license and running royalty payments computed as a percentage of the selling price of products shipped in future periods. In the quarter ended March 31, 2005, we entered into license agreements with six manufacturers of digital still cameras. We believe that we may be successful in negotiating more licenses in the near term. If we are able to do so, we would expect to receive additional royalty payments in 2005 or thereafter, although we can not predict the exact timing or amount of any such payments.

We do not anticipate that licensing revenues in 2005 will attain levels realized in 2004. Based on licensing agreements in effect that provide for running royalties as well as licensing agreements that we believe are near to execution, we currently estimate that licensing revenues in 2005, principally from digital video camcorders and digital still cameras, will fall within the range of between $20 million and $30 million, depending upon, among other things, the sales levels of licensed products realized by our licensees and execution of agreements currently being negotiated. This estimate includes our first quarter results but does not include the proceeds, if any, from the resolution of litigation with Eastman Kodak, nor does it assume any additional licenses of DVD recorders or other products, such as camera-equipped cellular phones. Licensing revenues are subject to significant fluctuations as a result of a number of factors, many of which are beyond our control as discussed elsewhere in this report. Accordingly, actual royalty revenues realized in 2005 may vary materially from our current estimates.

Based on our December 2004 agreement with Sony, Sony has prepaid for the use of all of our patents in any of their products sold through April 11, 2006. After that date, Sony will be required to pay running royalties based on a percentage of the selling price of products that they sell that incorporate our technology. Since certain of our patents are incorporated into the design standard of digital video camcorders, we expect to receive a material increase in royalties from Sony’s sale of digital video camcorders after April 11, 2006 because, based on published sources, Sony has a significant market share of the digital video camcorder market. These digital imaging patents enhance picture clarity and lower the cost of video image compression in JPEG and MPEG-based products. We believe that these patents are used or useful in a variety of consumer digital imaging products in addition to digital video camcorders, such as digital still cameras, camera equipped cellular phones, DVD recorders, cable boxes and other products. These patents have been filed in the major worldwide markets and have varying expiration dates through 2014. Accordingly, if these patents are used after April 11, 2006, we would expect to receive additional royalties from current and prospective licensees of digital still cameras and possibly camera-equipped cellular phones based on their worldwide sales as opposed to only U.S. sales as is presently the case with respect to our “121” patent. However, our digital still camera licensees have not acknowledged that they are now using these patents or have definitive plans to use them after April 11, 2006. We expect to conduct additional investigatory analysis as to how these patents are being used in digital still cameras and other products in 2005 and 2006. If, after this analysis, we believe they are being used we may be required to initiate additional litigation to enforce our license agreements. If we determine that our patents are not being used our digital still camera royalties may be materially reduced or eliminated after April 11, 2006.

Sales of licensees’ products are beyond our control and, accordingly, we cannot predict the amount of licensing revenue that will be realized in future periods. Furthermore, because the success of our negotiations is not solely controlled by us, we cannot assure you that any additional licensing agreements discussed above will be successfully concluded. Our relevant digital patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we marketed to the professional broadcast and post production industry in prior years. As discussed above, these patents have expiration dates from 2006 through 2014, which could cause our future licensing revenues to decline.

Product Revenue. Product revenue generated by our Recorders segment decreased to $4.2 million in the three months ended March 31, 2005 from $6.0 million in the three months ended March 31, 2004. Government agencies and defense contractors are currently our principal market for the Recorders segment. Sales declines have resulted from our decision not to seek new government program involvement with our mass data storage products and to focus our product development and marketing efforts on data acquisition products. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid-state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders which, if successful, could lead to increased product revenues over current levels. There can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. To date, we have produced a limited number of such products for evaluation by select government agencies and other defense related customers. Revenues in the three months ended March 31, 2005 and 2004 from such products totaled $1.3 million and $0.2 million, respectively.

Our backlog of firm orders was $4.1 million at March 31, 2005 compared to $6.8 million at March 31, 2004. The decline is primarily due to a tape order, which was in backlog for $2.8 million at March 31, 2004, and which the customer scheduled for delivery throughout the remainder of 2004. We typically operate with low levels of backlog, requiring us to obtain the vast majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict revenue levels in future periods.

Service Revenue. Total service revenue generated by our Recorder segment in the three months ended March 31, 2005 was relatively unchanged at $2.3 million compared to $2.2 million for the three months ended March 31, 2004.

Intellectual Property Costs. There is no direct cost of goods sold associated with licensing revenue recognized by our Licensing segment. We have an internal staff of lawyers and engineers that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as Intellectual Property Costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. Intellectual Property Costs also consist of external legal and accounting costs in investigating the validity and enforceability of our patents, auditing royalty reports and litigating to enforce our intellectual property rights. Such costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the three months ended March 31, 2005 and 2004, we incurred significant external legal costs in preparing for patent enforcement suits in the International Trade Commission and in the U.S. Federal District Court that totaled $2.6 million and $0.5 million, respectively. We may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. We also expect to incur additional costs in future years investigating and analyzing whether our digital imaging and data compression technologies are being utilized by manufacturers of consumer digital imaging products. We may also seek to purchase patent portfolios that we believe offer commercial value to our licensing program.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overheads incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 59.7% in the three months ended March 31, 2005 compared to 57.7% in the three months ended March 31, 2004. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. In the three months ended March 31, 2005, our gross margin benefited from customer billings of prototype instrumentation recorders that carry higher than normal margins, which offset lower absorption of fixed costs due to lower sales.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 30.3% in the three months ended March 31, 2005 compared to 26.1% in the three months ended March 31, 2004. The cost of service revenue fluctuates based largely level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is due primarily to costs incurred to produce prototypes of the DDRs new ruggedized disk and DSRs solid-state memory-based data acquisition recorders. Such costs are expected to continue at current quarterly run rate as we develop new and enhanced products. We do not currently plan to invest additional resources to develop new formats for our 19-millimeter mass storage products beyond the quad density format. However, we will incur sustaining engineering to support our customers’ requirements.

Selling and Administrative Expenses. Selling and administrative expenses increased to $3.7 million in the three months ended March 31, 2005 from $2.8 million in the three months ended March 31, 2004. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Recorders segment	$1.6	$1.3
Corporate	2.1	1.5

Total	$3.7	$2.8

In the third quarter of 2004 we relocated our Colorado Springs manufacturing operations to two smaller, more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. On

April 15, 2005, Data Systems sold its former manufacturing facility and received net proceeds on the sale of approximately $3.0 million. We will recognize a small gain on the sale in the second quarter of 2005. In the three months ended March 31, 2005, costs to maintain the facility pending its sale totaled $0.1 million and have been charged to the Recorders segment’s selling and administrative expenses.

Corporate selling and administrative expenses included actuarially determined periodic pension cost for the Ampex pension plan of $0.6 million in the three months ended March 31, 2005 compared to $0.5 million in the three months ended March 31, 2004. Such amounts differ from amounts contributed by the Company to the Ampex pension plan. Corporate selling and administrative expenses also included business development expenses to identify new investment opportunities. Business development expenses totaled $0.3 million in the three months ended March 31, 2005 and $0.2 million in the three months ended March 31, 2004. In the three months ended March 31, 2004, such costs were offset by incentive fees of $0.3 million that were assigned to us by the general partner of the investment limited partnership in which we invested. No incentive fees were received in the three months ended March 31, 2005. We incurred accounting costs of $0.2 million in the three months ended March 31, 2005 in connection with the restatement of our prior year financial statements. We expect to spend additional amounts in the next nine months of 2005 in documenting, testing and auditing our internal controls as required by the Sarbanes Oxley Act of 2002 and related SEC rules.

Operating Income. We reported operating income of $7.0 million in the three months ended March 31, 2005, compared to operating income of $1.4 million in the three months ended March 31, 2004. The operating income for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Licensing segment	$8.4	$0.9
Recorders segment	0.7	2.0
Unallocated corporate	(2.1)	(1.5)

Operating income (loss)	$7.0	$1.4

The increase in operating income in 2004 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Media Pension Costs. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation in 1995, and remain obligated to make pension contributions to that Plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy Corporation either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy Corporation totaled $0.2 million in the three months ended March 31, 2004. There were no contributions or reimbursements paid by Quantegy in the three months ended March 31, 2005, and no additional reimbursements are expected.

Interest Expense. Interest expense decreased in the three months ended March 31, 2005 compared to March 31, 2004 due to the significant repayment of senior debt of $62.4 million in the fourth quarter of 2004. We made cash payments of interest totaling $1.2 million and $0.2 million in the three months ended March 31, 2005 and 2004, respectively.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net. Other income (expense), net for the three months ended March 31, 2005 and 2004 consists primarily of foreign currency translation gains and losses resulting from our foreign operations.

Provision for (Benefit of) Income Taxes. We were able to lower our effective tax rate for 2005 due to the anticipated utilization of net operating loss carry forwards and timing differences. The provision for income taxes in the three months ended March 31, 2005 and 2004 consisted primarily of alternative minimum taxes in 2005 and withholding taxes on royalty revenue in both periods. At December 31, 2004, we had net operating loss carry forwards for income tax purposes of approximately $178 million, expiring in the years 2005 through 2023. Accordingly, we have the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004, a new U.S./Japanese tax treaty eliminated withholding taxes on royalty payments. Prior to July 1, 2004, our Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Equity in Income of Limited Partnership, Including Sale of Investment. We made an investment in a limited partnership in 2003, which we accounted for under the equity method of accounting. During the three months ended March 31, 2004, the partnership sold a portion of its investment in a publicly-held British promotional products company and we recognized our pro rata share of the gain on the sale of $1.2 million. Subsequently in 2004, the partnership sold or distributed to its partners all of its remaining investments. No further investment activities are envisioned by this partnership, which has wound up its affairs.

Net Income (Loss). We reported net income of $5.9 million in the three months ended March 31, 2005 compared to a net loss of $0.3 million in the three months ended March 31, 2004, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) also includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended March 31, 2005 and 2004.

Liquidity and Capital Resources

General. Cash and marketable securities totaled $16.6 million at March 31, 2005. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt which at March 31, 2005 totaled $29.8 million. On May 3, 2005, we requested the trustee of the 12% Senior Notes to call $10.0 million principal amount of the 12% Senior Notes for redemption on June 3, 2005.

In 2004, after several years of negotiations, we instituted litigation with the ITC and in the U.S. District Court for the District of Delaware against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. We spent $4.9 million during the twelve months ended December 31, 2004 and $2.6 million in the three months ended March 31, 2005 in connection with these suits. Although two of these suits were settled by entering into license agreements in 2004, one suit continues. We expect to continue to incur litigation costs during the remainder of 2005 at present levels. However, we may decide to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed within an acceptable time period. Any such additional litigation could cause our litigation costs to increase, and any such increases could be material.

Cash Flow. We used cash from continuing operating activities totaling $0.6 million in the three months ended March 31, 2005 compared to generating cash from continuing operations of $2.1 million in the year ended March 31, 2004. The change in cash flow resulted primarily from the decline in Data Systems deferred revenue and customer deposits of $1.4 million, tax payments of $0.8 million and payments under management incentive plans of $0.9 million during 2005. Cash used by discontinued operations totaled $0.2 million in each of the three months ended March 31, 2005 and 2004.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from a former affiliate, should be sufficient to satisfy all projected cash obligations through at least March 2006. Additional licensing discussions are in progress with numerous manufacturers of a variety of digital video products that we believe use our patents. We expect to conclude additional agreements in the next 90 days.

Senior Debt. As of March 31, 2005 we had outstanding approximately $29.8 million of total borrowings, which includes approximately $15.8 million under our 12% Senior Notes due 2008 and $14.0 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years.

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by us and our restricted subsidiaries. In the event of default, the holders of the Senior Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and to apply amounts collected to repayment of the Senior Notes.

Pension Contributions and Pension Related Funding Obligations. We are the Plan Sponsor of the Ampex pension plan and of the pension plan of Media. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2010. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Pension Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2005	$8,018	$841
2006	1,641	7,827
2007	11,224	1,725
2008	6,478	2,326
2009	2,730	764
2010	1,170	—

	$31,261	$13,483

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable for the remainder of 2005 and the first quarter of 2006 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
April 2005	$845	$240
July 2005	845	240
September 2005	5,900	—
September 2005	428	121
October 2005	—	240
January 2006	—	240

	$8,018	$1,081

Hillside has informed us that they will fund $5.9 million of the September 2005 pension contribution under the Ampex plan. We have made the January 2005 and April 2005 pension contributions and plan to make the remaining September 2005 and January 2006 pension contributions.

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

At our request, Hillside made pension contributions in prior years totaling $14.8 million pertaining to the Ampex pension plan and the Media pension plan. We issued Hillside Notes in the amount of these pension contributions and amounts advanced in prior years. We anticipate that Hillside will make a pension contribution totaling $5.9 million in September 2005, as discussed above, and that we will issue an additional Hillside Note in the same amount, as discussed below.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.63% at March 31, 2005). We granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which it is required to make pursuant to the agreement. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Joint Settlement Agreement, and has represented that it has sufficient assets to fund pension contributions that are scheduled in future years. We have no direct or indirect financial ownership interest in Hillside and, accordingly, have no ability to control Hillside or to mandate its compliance with the terms of the Joint Settlement Agreement. Accordingly, our ability to borrow pension contributions from Hillside is beyond our control.

Off-Balance Sheet Arrangements. During the three months ended March 31, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the three months ended March 31, 2005, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2004 Form 10-K.

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R will have on our consolidated results of operations and financial position but do not expect SFAS 123R to have a material impact. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

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

Risk Factors

Our Income Has Fluctuated and We May Not be Profitable in the Future

Our continuing operations include the results of our Recorders and Licensing segments. In the three months ended March 31, 2005, we reported net income as a result of the recognition of significant royalty receipts for past and, in some cases, future use of our patents. In the three months ended March 31,

2004, we reported a net loss. This loss was primarily attributable to interest expense. Although we have repaid a substantial portion of our indebtedness, we continue to incur interest expense on the balance that remains outstanding and we may be required from time to time to incur additional indebtedness. We also continue to incur substantial pension costs related to the Ampex Plan and the Media pension plan, a former subsidiary sold in 1995.

Although Data Systems reported operating income and net income in each of the three months ended March 31, 2005 and 2004, its business is dependent on the funding of government defense programs, which may come under increased pressure in the future. This could lead to a further decline in sales. Our corporate licensing division has generated operating income and net income in each of the three months ended March 31 2005 and 2004. However, our licensing revenues are subject to material fluctuations as more fully discussed below due to factors such as the level of sales of licensed products by our licensees, negotiated prepayments of amounts due in future periods and the expiration dates of certain of our patents. As part of our ongoing licensing program, we have also initiated litigation against companies we believe may have infringed our patents, some of which is continuing. As a result, we have incurred significant litigation expenses and may incur additional costs in future periods if we bring new lawsuits or if existing litigation is not resolved through negotiations. Additionally, if we do not prevail in our patent litigation, our patent royalties could be negatively impacted, as discussed below. Accordingly, there is a material risk that we may not be profitable in future periods.

Our Licensing Revenue is Subject to Material Fluctuations, is Dependent Upon Patents and Proprietary Technology and is Subject to Certain Risks Relating to Litigation

Licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent to which third parties use our patented technology, the ability of manufacturers to redesign their products to avoid infringement of our patents, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. Licensing revenue depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. Sales by licensees are beyond our ability to control or predict in advance. Recently we have received negotiated prepayments of running royalties otherwise due on shipments in future periods in order to repay our indebtedness. To the extent that we have received prepayments of future running royalties, future licensing revenues will be reduced during the periods covered by the prepayments, and will increase thereafter if manufacturers continue to use our patents and sales by the licensees continue at present levels.

Our licensing revenues may also be adversely affected as certain of our patents begin to expire. Our rapid image retrieval patent, which is licensed to manufacturers of digital still cameras, will expire in April 2006. The patents we license to manufacturers of consumer digital imaging products will expire at various times through 2014. We are conducting discussions with certain manufacturers of digital still cameras, including existing licensees, to determine whether or not they infringe other active Ampex patents. If we believe that these products do infringe other patents, and if royalties are not paid, we have the right to audit the licensees, cancel their licenses and initiate litigation to enforce our patents.

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

The success of our Licensing segment depends upon our digital imaging patents being valid and used by manufacturers of consumer digital imaging products. We have recently initiated litigation to enforce one of our digital still camera patents and we may decide to initiate additional litigation against other manufacturers of digital still cameras and other products to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. We also face the risk that a court could rule that our patents are invalid or not infringed, causing existing licensees to discontinue payments to us.

Accordingly, our licensing revenues can be expected to continue to fluctuate widely in future periods.

We Have Substantial Unfunded Pension Liabilities

The defined benefit pension plans of Ampex and of Media were frozen in 1994, but remain substantially underfunded. At March 31, 2005, unfunded accumulated plan benefit obligations under the Ampex and Media pension plans totaled $51.4 million and $19.7 million, respectively, and have been recognized as liabilities in the Consolidated Balance Sheet.

During 2004 and prior years, Media reimbursed Ampex for some of the pension contributions we made on behalf of the Media pension plan based on a contractual obligation entered into at the time Media was sold. On January 10, 2005, Media filed for Chapter 11 Reorganization. Based on our assessment of the financial condition of Media, we do not anticipate any additional reimbursement of amounts paid to date or payable in the future on behalf of the Media pension plan. Future pension contributions payable under these pension plans will fluctuate based on actual investment performance, life expectancy of the participants and other factors versus such assumptions used to project future pension contributions.

Under a Joint Settlement Agreement with Hillside, Ampex and the Pension Benefit Guaranty Corporation (“PBGC”), Hillside is required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that we cannot make them. At our request, to date Hillside has made pension contributions totaling $14.8 million pertaining to the Ampex pension plan and the Media pension plan. Hillside has informed us that they will make a pension contribution of $5.9 million in September 2005. When Hillside advances pension contributions, we become indebted to Hillside, and we issue an equivalent amount of Hillside Notes. In future years, we may request Hillside to fund additional pension contributions under the Ampex and/or Media pension plans if we are unable to make the payments ourselves. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside and, except for the provisions of the Joint Settlement Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

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

Risks of Limited Liquidity

We have limited liquidity with which to conduct our operations. Cash and marketable securities totaled $16.6 million at March 31, 2005. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt which at March 31, 2005 totaled $29.8 million.

In addition to debt service, we are obligated to make future pension contributions to the Ampex and Media pension plans which over the next six years we estimate will total $41.8 million. Our Management believes that our liquidity, coupled with anticipated patent licensing revenue and our ability to borrow pension contributions from Hillside, should be sufficient to satisfy our projected cash obligations through at least March 2006.

We Have Significant Indebtedness, Which May Affect Our Financial Condition

As of March 31, 2005, we had outstanding approximately $29.8 million of total borrowings, which includes approximately $15.8 million under our 12% Senior Notes due 2008 and $14.0 million of Hillside Notes that at March 31, 2005 bear interest at 7.63% per annum. The Hillside Notes were incurred in connection with pension contributions advanced by Hillside in 2004 and prior years (as more fully described above under the caption “We Have Substantial Unfunded Pension Liabilities”). On May 3, 2005, we requested the trustee of the 12% Senior Notes to call $10 million principal amount of the 12% Senior Notes for redemption on June 3, 2005. The 12% Senior Notes are secured by liens on our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which could increase our interest expense in future periods. If we default in our obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

Our Stock Price May be Subject to Continued Volatility

The trading price of our Common Stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	fluctuations in patent licensing revenues, developments in our patent licensing program and the success or failure of litigation that we initiate to defend our patents;

•	announcements relating to developments in our Recorders segment;

•	quarterly fluctuations in operating results;

•	modifications to our senior debt agreements and other events that affect our liquidity;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements by us of acquisitions of, or investments in, new businesses or other events;

•	listing our Common Stock on the small cap or national market system of NASDAQ and the increased liquidity that would result;

•	sales of shares of our Common Stock by insiders pursuant to Rule 10b5-1 plans or otherwise;

•	reports and predictions concerning us by analysts and other members of the media; and

•	general economic or market conditions.

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

Seasonal Customer Ordering Patterns May Affect Our Recorders Segment

A substantial portion of Data Systems’ backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter.

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

Because our Recorders segment is primarily focused on our data acquisition and instrumentation products, we have devoted the majority of our research and development to producing our new solid state and disk based instrumentation recorders. We do not currently intend to invest additional development resources to extend the life of our 19-millimeter mass storage products beyond the quad density format other than as required to support the needs of our customers. See “Recorders Segment Products.” If Data Systems were to experience further declines in product revenues, we may be required to reduce future research, development and engineering costs.

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

We Are Dependent on Certain Suppliers

Data Systems purchases certain components and magnetic media products from a single domestic or foreign manufacturer. Significant delays in deliveries or defects in such components could adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we depend may be limited. These suppliers may require us to purchase lifetime quantities of their products or components, which may cause our inventories to increase beyond levels required to support current revenues. We do not generally enter into long-term raw materials or components supply contracts.

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

We Are Dependent on Certain Key Personnel

We are highly dependent on our Management. Our success depends upon the availability and performance of our executive officers and directors, including Edward J. Bramson, who has been our Chief Executive Officer since 1991. Mr. Bramson is also engaged in the management of certain other companies, but devotes most of his time to the management of Ampex. We have not entered into employment agreements with Mr. Bramson or any of our key employees, and the loss of their services could have a material adverse effect on us. We do not maintain key man life insurance on any of these individuals.

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

Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at manufacturing sites and disposal sites used by Media when it was a subsidiary of the Company. On January 10, 2005, Media filed for Chapter 11 Reorganization. At March 31, 2005, we have included an estimate of future clean up costs of Media sites of $2.4 million. Such amount is included in net liabilities of discontinued operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were significant changes in our internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as discussed below.

Changes in Internal Control Over Financial Reporting

Our management has begun to implement significant changes in internal control over the application of generally accepted accounting principles related to complex, non-routine accounting transactions that previously had been identified as a material weakness at December 31, 2004, as follows:

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

We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of our 2004 Annual Report on Form 10-K and that these measures have been effective to ensure that information required to be disclosed in this March 2005 Form 10-Q has been recorded, processed, summarized and reported correctly. We are in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and expect that testing of these controls will be substantially completed by the end of our second fiscal quarter of 2005. We will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation with Kodak for their infringement of our “thumbnail” patent in the International Trade Commission (“ITC”) and in the U.S. District Court for the District of Delaware (the “District Court”). The actions allege infringement by Kodak products of our U.S. patent 4,821,121, the “thumbnail” patent, and seek an exclusion order barring Kodak from the importation and sale of digital still cameras into the U.S., and damages. Proceedings in the District Court have been stayed pending resolution of the proceeding. The parties have filed their pleadings in the ITC, and discovery is ongoing.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are engaged in a total of six environmental investigations, remediation and/or monitoring activities at sites located off our facilities. Some of these activities involve the participation of state and local government agencies. We have been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the one Superfund site associated with our operations, we have entered into a settlement agreement with the EPA as a de minimus participant. We are awaiting final action by the EPA. Five sites (including three Superfund sites) are associated with the operations of Media. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. During 2004, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.2 million in fiscal 2005 for such activities, all of which pertains to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at March 31, 2005, we had an accrued liability of $0.1 million for pending environmental liabilities associated with certain sites currently owned or leased by us and $2.4 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. These liabilities have not been discounted. Based on facts currently known to Management, we believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition, cash flow or results of operations or material to investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the first fiscal quarter of 2005 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the first quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors that were implemented since we last provided such disclosure in our 2005 Proxy Statement, dated April 29, 2005.

ITEM 6. EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: May 10, 2005	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

Date: May 10, 2005	/s/ CRAIG L. McKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Agreement of Purchase and Sale dated January 31, 2005, between Ampex Data Systems Corporation and Darwin L. Faaborg, and Amendment Number One thereto, relating to the purchase and sale of real property located in Colorado Springs, Colorado.

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.