Form 10-Q
period 2005-06-30
AMPEX CORP /DE/
filed 2005-08-12
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2005, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,713,471. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended June 30, 2005

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,613	$8,840
Short-term investments	—	9,134
Accounts receivable (net of allowances of $75 in 2005 and $74 in 2004)	2,484	2,602
Inventories	5,102	5,187
Royalties receivable	2,903	—
Other current assets	1,965	2,071
Property held for sale	—	2,670

Total current assets	27,067	30,504
Property, plant and equipment	1,396	1,560
Other assets	362	555

Total assets	$28,825	$32,619

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$117	$131
Accounts payable	5,289	1,577
Net liabilities of discontinued operations	1,347	1,042
Accrued restructuring costs	619	645
Other accrued liabilities	16,059	15,260

Total current liabilities	23,431	18,655
Long-term debt	19,573	30,275
Other long-term liabilities	71,038	77,993
Accrued restructuring costs	1,333	1,622
Net liabilities of discontinued operations	2,864	3,503

Total liabilities	118,239	132,048

Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2005 and in 2004
Issued and outstanding - 3,713,471 shares in 2005 and 3,692,517 in 2004	37	37
Class C:
Authorized: 50,000,000 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—
Other additional capital	454,577	454,525
Accumulated deficit	(455,257)	(463,680)
Accumulated other comprehensive loss	(88,771)	(90,311)

Total stockholders’ deficit	(89,414)	(99,429)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$28,825	$32,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Licensing revenue	$9,889	$1,441	$21,300	$3,102
Product revenue	3,824	5,367	8,070	11,377
Service revenue	2,108	2,105	4,382	4,323

Total revenue	15,821	8,913	33,752	18,802

Intellectual property costs	4,241	2,139	7,269	2,942
Cost of product revenue	2,451	3,770	4,987	7,235
Cost of service revenue	762	727	1,451	1,305
Research, development and engineering	1,080	942	2,112	1,831
Selling and administrative	4,250	3,053	7,918	5,834

Total costs and operating expenses	12,784	10,631	23,737	19,147

Operating income (loss)	3,037	(1,718)	10,015	(345)
Media pension costs	194	322	387	643
Interest expense	669	2,419	1,410	4,778
Amortization of debt financing costs	179	14	193	28
Interest income	(44)	(33)	(113)	(58)
Other (income) expense, net	(499)	(2)	(545)	4

Income (loss) before income taxes and equity in income of limited partnership	2,538	(4,438)	8,683	(5,740)
Provision for income taxes	39	81	260	248
Equity in income of limited partnership	—	(338)	—	(1,558)

Net income (loss)	2,499	(4,181)	8,423	(4,430)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	46	52	44

Comprehensive income (loss)	$2,498	$(4,135)	$8,475	$(4,386)

Basic income (loss) per share	$0.67	$(1.15)	$2.28	$(1.20)

Weighted average number of basic common shares outstanding	3,705,382	3,642,517	3,701,790	3,680,099

Diluted income (loss) per share	$0.64	$(1.15)	$2.16	$(1.20)

Weighted average number of diluted common shares outstanding	3,893,376	3,642,517	3,891,512	3,680,099

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$8,423	$(4,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	437	408
Accretion of interest expense	—	4,628
Equity in net gain of limited partnership	—	(1,558)
Ampex periodic pension cost	1,205	945
Media periodic pension cost	387	643
Loss (gain) on disposal of assets	(469)	2
Changes in operating assets and liabilities:
Accounts receivable	87	836
Inventories	85	(251)
Royalties receivable	(2,903)	—
Other assets	120	3,671
Accounts payable	3,716	1,248
Other accrued liabilities and income taxes payable	2,498	(7,074)
Ampex pension contributions	(1,910)	—
Accrued restructuring costs	(315)	(665)
Other liabilities	(6,955)	1,461

Net cash provided by (used in) continuing operations	4,406	(136)
Net cash used in discontinued operations	(334)	(384)

Net cash provided by (used in) operating activities	4,072	(520)

Cash flows from investing activities:
Purchases of short-term investments	—	(7,487)
Proceeds received on the maturity of short-term investments	9,134	—
Deferred gain on sale of assets	(25)	(25)
Net proceeds on sale of assets	3,100	—
Additions to property, plant and equipment	(59)	(61)

Net cash provided by (used in) investing activities	12,150	(7,573)

Cash flows from financing activities:
Borrowings under debt agreements	—	1,991
Repayments under debt agreements	(10,464)	(1,009)
Proceeds from foreclosure of shareholders notes	—	13
Proceeds from issuance of common stock	52	—

Net cash provided by (used in) continuing operations	(10,412)	995

Effects of exchange rates on cash	(37)	(18)

Net increase (decrease) in cash and cash equivalents	5,773	(7,116)
Cash and cash equivalents, beginning of period	8,840	14,023

Cash and cash equivalents, end of period	$14,613	$6,907

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. The Company has prepared interim information included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2004 and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s investment in a limited partnership was accounted for under the equity method. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly-held British promotional products company. No further investment activities are envisioned and the partnership has concluded its affairs. The Company received total distributions of $3.3 million on its $1.0 million investment. The Company’s share of the equity in income of the partnership for the three and six months ended June 30, 2004 is included in “Equity in income of limited partnership.”

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates actual cost under the first in, first out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. The Company derives its revenue from three principle sources: license fees (including royalties) through its Licensing segment, and product sales and service contracts through its Recorders segment.

Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company’s revenue recognition policy with respect to royalty income is as follows: When the Company enters into an agreement with a new licensee for use of its patents the Company may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. The Company may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The dollar amounts due under a negotiated agreement for both past due royalties and for prepayment of royalties are non-refundable and non-forfeitable. The Company recognizes both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as the Company has no future obligations with respect to these agreements and delivery has occurred. In addition, the Company’s licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. The Company’s royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue in the period the collection is reasonably assured.

Revenue on product sales and services is recorded when all of the following have occurred: an agreement of sale exists, product delivery (principally FOB Ampex Factory) and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue is recognized ratably over the life of the service contract.

Long-Term Contracts

The Company has one long-term contract that qualifies for percentage-of-completion accounting. Revenues and estimated profits on this long-term contract performed over an extended period of time are recognized on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. Revenues and profits on this long-term contract are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which revisions are made. Historically, the Company has not incurred any losses on this long-term contract. There were no progress billings outstanding at June 30, 2005 and June 30, 2004.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2005, Media filed for Chapter 11 Reorganization. Accordingly, the Company does not expect to receive additional reimbursements from Media of amounts that the Company has paid to date or that the Company will be required to pay in the future.

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $2.1 million and $1.7 million in the six months ended June 30, 2005 and 2004, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $19,000 and $0.1 million in the six months ended June 30, 2005 and 2004, respectively.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic and Diluted Income (Loss) Per Share

The basic income (loss) per share is calculated in accordance with the two-class method described in EITF Issue 03-6. Diluted income (loss) per share is computed using the “as if” converted method if such method results in additional dilution.

Note 3 - Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands, except per share amounts)
Net income (loss):
As reported	$2,499	$(4,181)	$8,423	$(4,430)
Add stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(42)	(51)	(72)	(52)

Pro forma	$2,457	$(4,232)	$8,351	$(4,482)

Basic income (loss) per share:
Income (loss) per share, as reported	$0.67	$(1.15)	$2.28	$(1.20)

Income (loss) per share, pro forma	$0.66	$(1.16)	$2.26	$(1.22)

Diluted income (loss) per share:
Income (loss) per share, as reported	$0.64	$(1.15)	$2.16	$(1.20)

Income (loss) per share, pro forma	$0.63	$(1.16)	$2.15	$(1.22)

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expected life (years)	1.0	1.0	1.0	1.0
Risk-free interest rate	3.50%	1.18%	3.50%	1.18%
Expected volatility	146%	247%	146%	247%
Expected dividend yield	—	—	—	—

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 - Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures shown above and previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R will have on its consolidated results of operations and financial position but has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no impact on the Company’s financial position, cash flows or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 had no impact on the Company’s financial position, cash flows or results of operations.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basis and diluted income (loss) per common share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$2,499	$(4,181)	$8,423	$(4,430)

Denominator
Weighted average number of basic common shares outstanding	3,705,382	3,642,517	3,701,790	3,680,099
Effect of dilutive stock options	187,994	—	189,722	—

Weighted average number of diluted common shares outstanding	3,893,376	3,642,517	3,891,512	3,680,099

Basic income (loss) per share	$0.67	$(1.15)	$2.28	$(1.20)

Diluted income (loss) per share	$0.64	$(1.15)	$2.16	$(1.20)

Stock options to purchase 230,368 shares of Common Stock at prices ranging from $1.15 to $38.25 per share were outstanding at June 30, 2005 and were included in the computation of diluted weighted average common stock outstanding for the six months ended June 30, 2005. Stock options to purchase 202,368 shares of Common Stock at prices ranging from $1.15 to $21.25 per share were included in the computation of diluted weighted average common stock outstanding for the three months ended June 30, 2005.

Stock options to purchase 232,773 shares of Common Stock at prices ranging from $1.15 to $72.50 per share were outstanding at June 30, 2004. Stock options to purchase 200,500 shares of Common Stock at a price of $1.15 per share were not included in the computation of diluted loss per share for the three and six months ended June 30, 2004 because they were anti-dilutive.

Note 6 - Supplemental Schedule of Cash Flow Information

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Interest paid	$1,835	$1,120
Income taxes paid	1,039	996

Note 7 - Inventories

	June 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$4,156	$3,833
Work in process	3,161	3,299
Finished goods	3,840	3,884

	11,157	11,016
Less inventory reserve	(6,055)	(5,829)

Total	$5,102	$5,187

Note 8 - Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 - Property Held for Sale and Property, Plant and Equipment

Property Held for Sale

	June 30, 2005	December 31, 2004
	(in thousands)
Land	$—	$952
Buildings and improvements	—	4,916
Furniture, fixtures and equipment	—	65

	—	5,933
Less accumulated depreciation	—	(3,263)

Total	$—	$2,670

The Company’s subsidiary, Ampex Data Systems Corporation, sold its former manufacturing facility in Colorado Springs, CO on April 15, 2005 and the Company received net proceeds of approximately $3.0 million. A gain on sale of assets of $0.5 million was recognized in “Other (income) expense, net” in the second quarter of 2005.

Property, Plant and Equipment

	June 30, 2005	December 31, 2004
	(in thousands)
Leasehold improvements	$4,436	$4,445
Furniture, fixtures and equipment	6,996	7,025

	11,432	11,470
Less accumulated depreciation	(10,036)	(9,910)

Total	$1,396	$1,560

Note 10 - Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed for Chapter 11 Reorganization. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by it for future clean up costs of $2.5 million at December 31, 2004. The unamortized balance in the net liabilities of discontinued operations totaled $2.4 million at June 30, 2005. The balance in net liabilities is expected to be paid out over the next ten years. This obligation has not been discounted to present value.

In 2001, the Company closed its Internet video operations. The Company established a reserve of $10.3 million at June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. The unamortized balance in the net liabilities of discontinued operations totaled $4.2 million at June 30, 2005. The Company expects to make payments on office leases as it relates to this discontinued operation through 2008. This obligation has not been discounted to present value.

A reconciliation of the changes in the net liabilities of discontinued operations accounts for the six months ended June 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$4,545	$3,147
Payments made during the period	(334)	(384)

Balance at June 30	$4,211	$2,763

Note 11 - Restructuring Charges

Data Systems vacated certain administrative offices in Redwood City, CA in 2002 to consolidate operations to lower continuing operating expenses. In 2003, the Company established an additional reserve to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

prior periods. The Company remeasured the restructuring accrual pursuant to Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are being charged as incurred to the “Cost of product sales.” The unamortized balance in accrued restructuring totaled $2.1 million at June 30, 2005. This obligation has been discounted to present value. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the six months ended June 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$2,267	$4,750
Payments made during the period	(315)	(665)

Balance at June 30	$1,952	$4,085

Note 12 - Other Accrued Liabilities

	June 30, 2005	December 31, 2004
	(in thousands)
Compensation and employee benefits	$1,938	$2,446
Pension	10,113	5,501
Deferred revenue	2,424	4,608
Customer deposits	31	380
Taxes	206	1,007
Warranty and other product costs	447	471
Interest payable	331	70
Other	569	777

Total	$16,059	$15,260

The increase in the current portion of accrued pension liability from December 31, 2004 to June 30, 2005 is largely due to the Company’s decision to increase the pension contribution scheduled to be paid on September 15, 2005 in order to spread out future contributions over the next several years.

A reconciliation of the changes in the warranty and other product costs liability account for the six months ended June 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$471	$641
Accruals for warranties issued during the period	29	15
Settlements made during the period in cash or in kind	(53)	(41)

Balance at June 30	$447	$615

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 - Debt

	June 30, 2005	December 31, 2004
	(in thousands)
Notes Payable
Note payable - other	$117	$131

Total	$117	$131

Long-term Debt
Hillside notes payable	$13,979	$13,979
Senior notes	5,594	16,296

Total	$19,573	$30,275

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at June 30, 2005 of $0.1 million is expected to be paid or converted into shares of Common Stock.

Hillside Notes

The Pension Benefit Guaranty Corporation (“the PBGC”), Hillside Capital Incorporated, a former affiliate, and Ampex entered into a Joint Settlement Agreement in 1994, whereby Hillside agreed to retain plan termination liability to the PBGC under the Ampex and Media pension plans after the reorganization of NH Holdings Incorporated, our former parent. Pursuant to this agreement, Hillside was also required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that Ampex was unable to make the pension contributions. Failure by Hillside to advance funds in subsequent periods would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. Hillside has advised the Company that it has agreed to pay the Ampex pension contribution of $5.9 million on or before September 15, 2005. The Company may request Hillside to fund additional contributions in future years based on the Company’s liquidity.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.89% at June 30, 2005). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which the Company is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Flow, as defined in the indenture governing the 12% Senior Notes due 2008 and (iii) to defer scheduled principal repayments on Hillside Notes through December 31, 2006. Interest on the Senior Discount Notes and Senior Notes, if not paid in cash, is added to the outstanding debt balance.

In the fourth quarter of 2004, the Company repaid all of the Senior Discount Notes that were outstanding at that date with an accreted value of $10.2 million and redeemed $52.2 million of its Senior Notes and related accrued interest. At that time, the Company satisfied the Available Cash Flow covenant discussed above. In the second quarter of 2005, the Company redeemed an additional $10.4 million of its Senior Notes and related accrued interest.

Accrued interest, interest expense and principal transactions for the Senior Notes and Senior Discount Notes are as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Senior Notes
Accrued interest, beginning of the period	$702	$2,627
Interest expense	846	3,661
Cash payments applied to interest	(1,296)	—
Issuance of Notes in lieu of cash payment of interest	—	(3,503)

Accrued interest, end of period	$252	$2,785

Cash payments applied to principal	$10,000	$—

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Senior Discount Notes
Accrued interest, beginning of the period	$—	$244
Interest expense	—	968
Cash payments applied to interest	—	(137)
Interest capitalized to principal	—	(832)

Accrued interest, end of period	$—	$243

Cash payments applied to principal	$—	$863

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 - Other Liabilities

	June 30, 2005	December 31, 2004
	(in thousands)
Pension	$69,237	$76,178
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	145	149
Environmental	90	100
Other	416	416

Total	$71,038	$77,993

Note 15 - Commitments and Contingencies

Legal Proceedings

In October 2004, the Company initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of our patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding the remedies available are to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the 121 patent which expires in April 2006. In the separate District Court case, the Company is seeking monetary damages for infringement of the patent. The District Court suit, although filed, has not proceeded as it was automatically stayed for the duration of the ITC proceeding.

The Company had several settlement discussions with Kodak but, although it has negotiated licenses with thirteen other manufacturers of digital still cameras, the Company now believes that it is unlikely that a settlement with Kodak can be reached. If the Company was to prevail in the ITC proceeding the period during which the relief could apply is relatively short, and while the proceeding continues the Company is unable to pursue our damages claim in District Court. Accordingly, the Company has concluded that its interests are best served by withdrawing its litigation in the ITC, and made a motion to withdraw on July 29, 2005, which was granted on August 5, 2005, subject to final determination by the Commission within 30 days. The effect of withdrawal would be to recommence the proceedings in the District Court after granting our motion instead of several months later, after a final decision would have been reached in the ITC. The District Court suit seeks damages for unauthorized use of the Company’s patent from August 2001 (the date on which the Company gave notice of infringement) through April 11, 2006, and the Company intends to pursue the litigation vigorously. The Company has been advised that the work to date on document discovery and the taking of depositions in the ITC proceeding may be useable, in substantial part, in the District Court case, and withdrawal of the ITC case will substantially reduce costs by eliminating a trial.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has three environmental investigations, remediation and/or monitoring activities outstanding at June 30, 2005. Some of these activities involve the

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

participation of state and local government agencies. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company was named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the second quarter of 2005, the Company determined that there is no further liability with respect to the Superfund sites. In the one Superfund site associated with operations of the Company, the Company entered into a settlement agreement with the EPA as a de minimus participant and paid the required settlement of approximately $24,000. The remaining three Superfund sites were associated with the operations of Media. The Company has determined, with the advice of outside legal counsel, that the EPA terminated its proceedings in these matters by acknowledging completion of removal activities or by the entry of consent decrees.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At June 30, 2005, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability of discontinued operations of $2.4 million for the estimated expenses it projects it will incur with respect to the two Media sites. These liabilities have not been discounted. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded a liability for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized. If no sublease income were realized, the Company’s additional unreserved exposure would be $0.2 million.

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimate of costs to service the Company’s warranty obligations is based on historical experience and expectation of future conditions. To the extent that the Company

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company accounts for its obligations under these pension plans in accordance with SFAS No. 87, “Employers Accounting for Pensions.” Under this accounting principle, the Company recognizes a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees through the 1994 plan termination date, which at June 30, 2005 totaled $50.5 million and $19.4 million, respectively.

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make Ampex whole from any expense or cash outlay as it pertained to the Media pension plan. However, the Company remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provided for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media pension plan that would be funded by the Company. During the six months ended June 30, 2004, Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.4 million. During the six months ended June 30, 2005, Media did not pay directly or reimburse Ampex for pension contributions made on Media’s behalf. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the “Statement of Operations and Comprehensive Income (Loss) “ when such payments are assured of collection.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2005	$7,173	$601
2006	1,641	7,827
2007	11,224	1,725
2008	6,478	2,326
2009	2,730	764
2010	1,170	—

Total	$30,416	$13,243

As discussed in Note 13, Hillside has advised the Company that it has agreed to pay a portion of the 2005 Ampex pension contribution, in the amount of $5.9 million, on or before September 15, 2005. The Company will then issue additional notes to Hillside.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 - Related Party Transactions

Equity Investment:

The Company made an investment in a limited partnership in 2003, which it accounted for under the equity method of accounting. In the first quarter of 2004 the partnership sold a portion of its investment in a publicly-held British promotional products company and the Company recognized its pro rata share of the gain on that sale. The partnership sold or distributed to its partners all of the remaining investments. No further investment activities are envisioned by this partnership. The Company has received total distributions of $3.3 million on its $1 million investment, which includes incentive fees earned of $0.6 million from the carried interest assigned from the general partner.

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of June 30, 2004 and for the six months then ended (in thousands):

Earnings Data:

Income from operations	$40
Equity in net income of products company	213
Gain on sale of stock of products company	5,772

Net gain	$6,025

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, these companies advised the Company that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at December 31, 2004 and June 30, 2005. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

The Company continues to hold the note issued to it by SJC, which is a 5.74% non-recourse note secured by a pledge of 20,000 shares of Class A Stock. The principal amount of the note totaled $1,848,000 at June 30, 2005 and is scheduled to mature in October 2008. Under the terms of the note, interest of $106,075 is forgiven annually so long as Mr. Bramson continues as an officer and director of the Company. Should SJC not repay the note when it matures, Ampex’s only recourse is to the 20,000 pledged shares, which had a market value of $786,000 at June 30, 2005. Should Ampex be required to foreclose on the note in the future, there is no assurance that the value of the pledged shares would be sufficient to repay the note in full. However, management believes that there would be no financial statement effect on net income or net assets of the Company from a future foreclosure, except for possible future tax benefits that may be realized in future years.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17 - Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2004	$(91,055)	$744	$(90,311)
Current period change	1,592	(52)	1,540

June 30, 2005	$(89,463)	$692	$(88,771)

The net periodic pension cost for the Ampex and Media pension plan for the six months ended June 30, 2005 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2005, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

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

There were no intersegment sales or transfers.

	Six Months Ended June 30, 2005
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$12,452	$21,300	$—	$33,752
Interest income	77	—	36	113
Interest expense	—	—	1,410	1,410
Depreciation and amortization	129	—	308	437
Segment income (loss)	1,226	14,031	(6,574)	8,683
Segment assets	19,093	—	9,732	28,825
Expenditures for segment assets	59	—	—	59

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2004
	(in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$15,700	$3,102	$—	$18,802
Interest income	42	—	16	58
Interest expense	967	—	3,811	4,778
Depreciation and amortization	211	—	197	408
Segment income (loss)	1,879	160	(7,779)	(5,740)
Segment assets	28,043	—	4,442	32,485
Expenditures for segment assets	54	—	7	61

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Segment income (loss) reported above	$8,683	$(5,740)
Provision for (benefit of) income taxes	(260)	(248)
Equity in income of limited partnership	—	1,558

Net income (loss)	$8,423	$(4,430)

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

Overview

Our continuing operations include the results of our Licensing and Recorders segments. In the fourth quarter of 2004, we entered into three new license agreements and received royalty receipts for past and, in some cases, future use of our patents totaling $66 million covering various consumer digital imaging products. We applied these proceeds to repay all of our outstanding 20% Senior Discount Notes with an accreted value of $10.2 million and redeemed $52.2 million of our 12% Senior Notes and related accrued interest. In the second quarter of 2005, we redeemed an additional $10.4 million of our 12% Senior Notes and related accrued interest from the proceeds of additional new license agreements. At June 30, 2005, our indebtedness totaled $19.6 million.

We continue to attempt to negotiate new patent license agreements with manufacturers of digital video camcorders, digital still cameras, camera equipped cellular phones, DVD recorders and cable boxes and other consumer products that we believe may use our patents. As of June 30, 2005, we have completed license agreements with thirteen manufacturers of digital still cameras. Subsequent to the quarter ended June 30, 2005, we have concluded a license agreement with a manufacturer of digital video tape recorders, including MiniDV camcorders, permitting the use of several of our patents which bring the total number of digital camcorder licensees to six.

During 2004, we brought litigation against three manufacturers of digital video products who we believe infringed one of our patents in digital still cameras that they produce. Two of these suits were settled by concluding licensing agreements, and one suit continues. We have incurred significant external litigation expenses associated with these suits of $4.9 million during the twelve months ended December 31, 2004 and $6.3 million in the six months ended June 30, 2005. It may be necessary to initiate additional litigation in order to enforce our patents if our licensing negotiations are not successful.

In the first six months of 2005, our Recorders segment revenues decreased by approximately 20.7% from 2004 levels. We believe this decrease is attributable to declining sales of our older tape-based data recorders and mass data storage systems. In order to counter this trend, during 2004, we introduced our new solid-state and disk-based data acquisition and instrumentation recorders to a select number of customers in limited quantities for performance evaluation. These products are intended to replace over several years the large installed based of tape-based data recorders and, if successful, should generate increased sales and profits for the Recorders segment. We have incurred increased research and development costs associated with these new products which we expect will continue at similar levels for the foreseeable future. Our Recorders segment has recently been awarded a contract from The Boeing Company valued at approximately $6.3 million for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. Revenues from this contract were not significant in the quarter ended June 30, 2005 since the majority of the recorders ordered by Boeing are scheduled to be delivered over the next 30 months. This contract has been included in reported backlog as of June 30, 2005.

We are obligated to make significant pension contributions to the Ampex pension plan and to the pension plan of a former subsidiary that was sold in 1995 (“Media”), as discussed below. Due to the application of accounting principals generally accepted in the United States with respect to pensions, pension costs charged to the Statement of Operations do not correspond with pension contributions paid in cash during the period.

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

Periodically, we are required to adjust reserves established in prior years for discontinued operations or for restructured activities due to subsequent favorable or unfavorable developments. In the six months ended June 30, 2005 and June 30, 2004, no adjustments were recorded.

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

At June 30, 2005, we had cash and short-term investments totaling $14.6 million, down from $18.0 million at December 31, 2004. We believe that our cash balances, together with the projected results of our subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside Capital Incorporated (“Hillside”), a former affiliate, should be sufficient to satisfy all projected cash obligations through at least the next twelve months. The results of our operations and the liquidity of our business are more fully discussed below.

In May 2005, our Board of Directors approved amendments to our insider trading policy in order to permit our officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in our Class A Common Stock, provided that such plans satisfy the requirements set forth in Rule 10b5-1 under the Exchange Act. Accordingly, some of our officers, directors and other insiders have established such trading plans and entered into transactions in our Class A Common Stock, as permitted by Rule 10b5-1 and our amended insider trading policy. Our officers, directors and other insiders and stockholders may also enter into transactions in our common stock pursuant to registration statements already filed or to be filed with the SEC in the future, pursuant to Rule 144, or otherwise.

Effective June 24, 2005, our Common Shares became listed on the Nasdaq National Market under the symbol “AMPX.”

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. We derive our revenues from two principal sources: license fees (including royalties) through our Licensing segment, and product sales and service contracts through our Recorders segment.

Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Our revenue recognition policy with respect to royalty income is as follows: When we enter into an agreement with a new licensee for use of our patents we may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. We may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The amounts due under our negotiated agreements for both past due royalties and prepayment of royalties are non-refundable and non-forfeitable. We recognize both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as we have no future obligations with respect to these agreements and delivery has occurred. In addition, our licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. Our royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue in the period the collection is reasonably assured.

Revenue on product sales and services is recorded when all of the following have occurred: an agreement of sale exists, product delivery (principally FOB Ampex Factory) and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue is recognized ratably over the life of the service contract.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next eighteen months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. We also maintain an inventory of spare parts to service our customers’ products after the date of sale. We amortize spare parts inventories over the expected number of years we expect to support such products but not in excess of 30 months. If actual market conditions are less favorable than those projected by Management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, however, any significant unanticipated changes in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2004 and the first six months of 2005, we have reported losses in recent years. Accordingly, we cannot determine that it is probable that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Valuation of Long-Lived Assets and Investments

We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows or other methods used to determine fair value. While we believe that our estimates of fair value are reasonable, different assumptions could materially affect our evaluations. We record an impairment provision to reduce the carrying value of minority equity investments carried on the cost method if our estimate of their fair value is below their original cost and the impairment is other than temporary.

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

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment involves the sale and service of mass data storage systems and instrumentation recorders (which record data, rather than visual information), all of which are made by our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”). Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital imaging products through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 19 – Segment Reporting of the Notes to Unaudited Consolidated Financial Statements.

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

DST, DIS, DCRsi, DDRs and DSRs are trademarks of Ampex Corporation.

Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer imaging products (digital video cameras, digital still cameras, camera-equipped cellular phones, and DVD and hard disk recorders). We also license our patents to certain manufacturers of professional videotape recorders and image processing devices such as digital special effects processors.

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three and six months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2005	2004	2005	2004
Licensing Segment
Licensing revenue	$9.9	$1.4	$21.3	$3.1

Recorders Segment
Mass data storage tape drives and library systems	$1.2	$2.2	$2.3	$3.5
Data acquisition and instrumentation recorders	2.0	2.2	4.3	6.4
Service revenue	2.1	2.1	4.4	4.3
Other (including professional video products)	0.6	1.0	1.5	1.5

Total net product and service revenue	$5.9	$7.5	$12.5	$15.7

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Licensing Revenue. Licensing revenue was $9.9 million and $21.3 million in the three and six months ended June 30, 2005 compared to $1.4 million and $3.1 million in the three and six months ended June 30, 2004. Licensing revenue is derived from royalties that we receive from licensing our patents. As discussed more fully below, licensing revenue recognized in the three and six month periods ended June 30, 2005 included one-time royalty settlements totaling $6.7 million and $15.9 million, respectively, that pertained to settlement of royalties due on products sold in periods prior to the execution of the license and in some cases prepayment of licensees’ obligations covering future periods. Licensing revenue recognized in the three and six month periods ended June 30, 2004 included solely running royalties based on the sales price of products sold by the licensees in the respective periods. Due to one-time royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

In the first half of 2004 our licensing revenue principally came from running royalties paid by manufacturers of digital video camcorders. In the fourth quarter of 2004 and in 2005, we entered into new licensing agreements with several manufacturers of various digital imaging products. At June 30, 2005, we have successfully concluded licensing agreements with thirteen manufacturers of digital still cameras. We are having licensing discussions with one additional manufacturer of digital still cameras and are in litigation with one other manufacturer. We have also completed license agreements with substantially all significant manufacturers of digital video camcorders with the signing of the most recent license with Samsung Electronics in July 2005.

Certain of these licensing agreements provide for a non-refundable, non-forfeitable prepayment of royalties through April 11, 2006. In the three and six months ended June 30, 2005, $4.9 million and $7.9 million of licensing revenue reflected prepayments of royalty obligations through April 11, 2006. The balance of $5.0 million and $13.4 million for the three and six months ended June 30, 2005 represents royalties in respect of past or current sales under licenses that provide for running royalties based on the licensee’s revenues from products that infringe our patents. Royalties receivable at the balance sheet date are based on royalty reports submitted by licensees covering shipments prior to the end of the quarter and received in cash in the subsequent quarter.

April 11, 2006 coincides with the U.S. expiration of our rapid image retrieval patent (“121”), a patent used in digital still cameras. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, by agreement, we are only currently receiving royalties on the “121” patent, which to date is the only patent related to digital still cameras for which we have pursued litigation. In exchange for a favorable running royalty rate on future product sales, certain digital still camera licensees have agreed to provide us with access to technical information in order for the parties to ascertain whether our other patents are being utilized in digital still cameras manufactured by or for such licensees. These patents are registered in most worldwide markets and have expiration dates from 2012 through 2014.

Recent technical meetings have identified image compression processes that are incorporated into the design of several digital still cameras that we believe may utilize our patents. Additional technical meetings have been scheduled to confirm these findings in relation to these manufacturers’ products. There can be no assurance that manufacturers other than those who are providing us with technical information incorporate the same image compression processes into their digital still cameras. Also, the description of such processes is complex and subject to varying interpretation. Accordingly, there can be no assurance that digital still camera manufacturers will agree with our conclusions or pay royalties on product sales after April 11, 2006 even if their products incorporate these patented processes. We may be required to bring additional litigation in order to enforce these patents. Due to the size of the digital still camera market and because our patents are registered in major U.S. and international countries, if licensees acknowledge their use of our patents, we could realize a material increase in licensing revenues in future periods compared with the current rate of royalty receipts from digital still cameras.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of our patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding, the remedies available are to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the 121 patent which expires in April 2006. In the separate District Court case we are seeking monetary damages for infringement of the patent. The District Court suit, although filed, has not proceeded as it was automatically stayed for the duration of the ITC proceeding.

We have had several settlement discussions with Kodak but, although we have negotiated licenses with thirteen other manufacturers of digital still cameras, we now believe that it is unlikely that a settlement with Kodak can be reached. If we were to prevail in the ITC proceeding, the period during which the relief could apply is relatively short, and while the proceeding continues we are unable to pursue our damages claim in District Court. Accordingly, we have concluded that our interests are best served by withdrawing our litigation in the ITC, and made a motion to withdraw on July 29, 2005, which was granted on August 5, 2005, subject to final determination by the Commission within 30 days. The effect of withdrawal would be to recommence the proceedings in the District Court after granting our motion instead of several months later, after final decision would have been reached in the ITC. The District Court suit seeks damages for unauthorized use of our patent from August 2001 (the date on which we give notice of infringement) through April 11, 2006, and we intend to pursue the litigation vigorously. We have been advised that the work to date on document discovery and the taking of depositions in the ITC proceeding may be useable, in substantial part, in the District Court case, and withdrawal of the ITC case will substantially reduce costs by eliminating a trial. There can be no assurance that this litigation will be successful or that we will be awarded damages, and we will be required to devote significant management resources and to incur significant legal expenses as long as the lawsuit continues. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than 121 in digital cameras and other digital consumer products, and we may decide to initiate litigation to enforce these patents in future periods. Our belief is that withdrawal of the ITC proceeding will liberate resources that may be used in enforcing patents that have longer lives than 121.

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

We have also formally notified major manufacturers of camera equipped cellular phones, DVD recorders and cable set top box recorders that are equipped to record video and other consumer products that they may be infringing our patents. We have offered to license our intellectual property at, what we believe are, commercially reasonable rates which provide for lump sum royalty payments on shipments made in periods prior to the execution of the license and running royalty payments computed as a percentage of the selling price of products shipped in future periods. If we are able to successfully complete license agreements covering these products, due to the size of these markets, we would realize a material increase in royalty income. Licensing negotiations have historically taken several years to conclude and in some instances have required us to initiate litigation. Since technical discussions regarding our patents and their potential use in such products have only recently been initiated there can be no assurance that we will successfully conclude licensing agreements in the near term, if at all.

As previously disclosed, we do not anticipate licensing revenues in 2005 will attain levels realized in 2004. Based on licensing agreements in effect that provide for running royalties as well as new licensing agreements that we have announced, we currently estimate that licensing revenues in 2005, principally from digital video camcorders and digital still cameras, will fall within the upper end of the previously disclosed range of between $20 million and $30 million, depending upon, among other things, the sales levels of licensed products realized by our licensees. This estimate does not include the proceeds, if any, from the resolution of litigation with Eastman Kodak, nor does it assume any additional licenses of DVD recorders or other products, such as camera-equipped cellular phones. Licensing revenues are subject to significant fluctuations as a result of a number of factors, many of which are beyond our control as discussed elsewhere in this report. Accordingly, actual royalty revenues realized in 2005 may vary materially from our current estimates.

Based on our December 2004 agreement with Sony, Sony has prepaid for the use of all of our patents in any of their products sold through April 11, 2006. After that date, Sony will be required to pay running royalties based on a percentage of the selling price of products that they sell that incorporate our technology. Since one or more of our patents are used in digital video camcorders that comply with the MiniDV standard, we expect to receive a material increase in royalties from Sony’s sale of digital video camcorders after April 11, 2006 because, based on published sources, Sony has a significant market share of the digital video camcorder market.

Sales of licensees’ products are beyond our control and, accordingly, we cannot predict the amount of licensing revenue that will be realized in future periods. Furthermore, because the success of our negotiations is not solely controlled by us, we cannot assure you that any additional licensing agreements discussed above will be successfully concluded. Our relevant digital imaging patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we marketed to the professional broadcast and post production industry in prior years. As discussed above, these patents have expiration dates from 2006 through 2014, which could cause our future licensing revenues to decline.

Product Revenue. Product revenue generated by our Recorders segment decreased to $3.8 million and $8.1 million in the three and six months ended June 30, 2005 from $5.4 million and $11.4 million in the three and six months ended June 30, 2004. Government agencies and defense contractors are currently our principal market for the Recorders segment. Sales declines have resulted from our decision not to seek new government program involvement with our mass data storage products and to focus our product development and marketing efforts on data acquisition products. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid-state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders which, if successful, could lead to increased product revenues over current levels. There can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. To date, we have produced a limited number of such products for evaluation by select government agencies and other defense related customers. Revenues in the six months ended June 30, 2005 and 2004 from such products totaled $2.9 million and $0.3 million, respectively.

Our backlog of firm orders was $8.5 million at June 30, 2005 compared to $7.3 million at June 30, 2004. We have recently been awarded a contract from The Boeing Company for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. We made an initial delivery of our recorders in the quarter ended June 30, 2005 but the vast majority are scheduled to be delivered over the next 30 months and have a total contract value of approximately $6.3 million. This contract has been included in reported backlog as of June 30, 2005. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict revenue levels in future periods.

Service Revenue. Total service revenue generated by our Recorder segment in the three and six months ended June 30, 2005 was relatively unchanged at $2.1 million and $4.4 million compared to $2.1 million and $4.3 million for the three and six months ended June 30, 2004.

Intellectual Property Costs. There is no direct cost of goods sold associated with licensing revenue recognized by our Licensing segment. We have an internal staff of lawyers and engineers that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as Intellectual Property Costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. Intellectual Property Costs also consist of external legal and accounting costs in investigating the validity and enforceability of our patents, auditing royalty reports and litigating to enforce our intellectual property rights. Such costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the six months ended June 30, 2005 and 2004, we incurred significant external legal costs in preparing for patent enforcement suits in the ITC and in the District Court that totaled $6.3 million and $2.4 million, respectively. We may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. We also expect to incur additional costs in future years investigating and analyzing whether our digital imaging and data compression technologies are being utilized by manufacturers of consumer digital imaging products. We may also seek to acquire patent portfolios that we believe offer commercial value to our licensing program.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overheads incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 64.1% and 61.8% in the three and six months ended June 30, 2005 compared to 70.2% and 63.6% in the three and six months ended June 30, 2004. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. In the three and six months ended June 30, 2004, our cost of product revenue included additional inventory reserve provisions of $0.2 million resulting from disposal of scrap material.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 36.1% and 33.1% in the three and six months ended June 30, 2005 compared to 36.1% and 33.1% in the three and six months ended June 30, 2004. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 is due primarily to costs incurred to produce prototypes of the DDRs new ruggedized disk and DSRs solid-state memory-based data acquisition recorders. Such costs are expected to continue at the current quarterly run rate as we develop new and enhanced products. We do not currently plan to invest additional resources to develop new formats for our 19-millimeter mass storage products beyond the quad density format. However, we will incur sustaining engineering to support our customers’ requirements.

Selling and Administrative Expenses. Selling and administrative expenses increased to $4.3 million and $7.9 million in the three and six months ended June 30, 2005 from $3.1 million and $5.8 million in the three and six months ended June 30, 2004. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2005	2004	2005	2004
Recorders segment	$1.6	$1.2	$3.2	$2.5
Corporate	2.7	1.9	4.7	3.3

Total	$4.3	$3.1	$7.9	$5.8

In the third quarter of 2004 we relocated our Colorado Springs manufacturing operations to two smaller, more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. On April 15, 2005, Data Systems sold its former manufacturing facility and received net proceeds on the sale of approximately $3.0 million. We recognized a small gain on the sale in the second quarter of 2005, which is included in other (income) expense, net. In the six months ended June 30, 2005, costs to maintain the facility pending its sale totaled $0.1 million, which has been charged to the Recorders segment’s selling and administrative expenses. The remaining increase in the Recorders segment’s selling and administrative expenses relate largely to increased sales headcount, show/exhibit and travel activities related to marketing the new DDRs ruggedized disk and DSRs solid-state memory-based data acquisition recorders.

Corporate selling and administrative expenses included actuarially determined periodic pension cost for the Ampex pension plan of $0.6 million and $1.2 million in the three and six months ended June 30, 2005 compared to $0.5 million and $0.9 million in the three and six months ended June 30, 2004. Such amounts differ from amounts contributed by the Company to the Ampex pension plan. Corporate selling and administrative expenses also included business development expenses to identify new investment opportunities. Business development expenses totaled $0.2 million and $0.6 million in the three and six months ended June 30, 2005 and $0.2 million and $0.2 million in the three and six months ended June 30, 2004. In the six months ended June 30, 2004, such costs were offset by incentive fees of $0.3 million that were assigned to us by the general partner of the investment limited partnership in which we invested. No incentive fees were received in the three and six months ended June 30, 2005. In 2005, we incurred additional auditing and accounting costs of $0.3 million in connection with the restatement of our prior year financial statements and internal control evaluation as required by Sarbanes Oxley, additional fees related to our Nasdaq National Market listing of $0.1 million and other legal settlement costs of $0.2 million. We expect to incur additional costs in the next six months of 2005 in documenting, testing and auditing our internal controls as required by the Sarbanes Oxley Act of 2002 and related SEC rules.

Operating Income. We reported operating income of $3.0 million and $10.0 million in the three and six months ended June 30, 2005 compared to operating losses of $1.7 million and $0.3 million in the three and six months ended June 30, 2004. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2005	2004	2005	2004
Licensing segment	$5.6	$(0.7)	$14.0	$0.2
Recorders segment	—	0.8	0.7	2.8
Unallocated corporate	(2.6)	(1.8)	(4.7)	(3.3)

Operating income (loss)	$3.0	$(1.7)	$10.0	$(0.3)

The increase in operating income in 2004 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Media Pension Costs. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and remain obligated to make pension contributions to that Plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.2 million and $0.4 million in the three and six months ended June 30, 2004. There were no contributions or reimbursements paid by Quantegy in the three and six months ended June 30, 2005 and no additional reimbursements are expected as Quantegy has filed for bankruptcy protection.

Interest Expense. Interest expense decreased in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 due to the significant repayment of senior debt of $62.4 million in the fourth quarter of 2004 and $10.4 million in the second quarter of 2005. We made cash payments of interest totaling $1.8 million and $1.1 million in the six months ended June 31, 2005 and 2004, respectively. Interest not paid in cash in 2004 was capitalized and added to the principal amount of the related debt obligation.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008. We included an additional amortization charge of $0.2 million in the three and six months ended June 30, 2005 based on the significant redemption payments made against the 12% Senior Notes.

Interest Income. Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net. On April 15, 2005, Data Systems sold its former manufacturing facility and received net proceeds on the sale of approximately $3.0 million. We recognized a gain in other income (expense) of $0.5 million on the sale in the second quarter of 2005. Other income (expense), net for the three and six months ended June 30, 2005 and 2004 consists primarily of foreign currency translation gains and losses resulting from our foreign operations.

Provision for (Benefit of) Income Taxes. We were able to lower our effective tax rate for 2005 due to the anticipated utilization of net operating loss carry forwards and timing differences. The provision for income taxes in the three and six months ended June 30, 2005 and 2004 consisted primarily of alternative minimum taxes in 2005 and withholding taxes on royalty revenue in both periods. At December 31, 2004, we had net operating loss carry forwards for income tax purposes of approximately $178 million, expiring in the years 2005 through 2023. Accordingly, we have the ability to shelter a substantial amount of future taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004, a new U.S./Japanese tax treaty eliminated withholding taxes on royalty payments. Prior to July 1, 2004, our Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Equity in Income of Limited Partnership, Including Sale of Investment. We made an investment in a limited partnership in 2003, which we accounted for under the equity method of accounting. During the three and six months ended June 30, 2004, the partnership sold a portion of its investment in a publicly-held British promotional products company and we recognized our pro rata share of the gain on the sale of $1.2 million. Subsequently in 2004, the partnership sold or distributed to its partners all of its remaining investments. No further investment activities are envisioned by this partnership, which has wound up its affairs.

Net Income (Loss). We reported net income of $2.5 million and $8.4 million in the three and six months ended June 30, 2005 compared to a net loss of $4.2 million and $4.4 million in the three and six months ended June 30, 2004 primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) also includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended June 30, 2005 and 2004.

Liquidity and Capital Resources

General. Cash and marketable securities totaled $14.6 million at June 30, 2005. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt which at June 30, 2005 totaled $19.6 million.

In 2004, after several years of negotiations, we instituted litigation in the ITC and in the District Court against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the possible threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. We spent $4.9 million during the twelve months ended December 31, 2004 and $6.3 million in the six months ended June 30, 2005 in connection with these suits. Although two of these suits were settled by entering into license agreements with Sanyo and Sony in 2004, one suit against Kodak continues. We have recently petitioned to withdraw our suit before the ITC, which will allow us to proceed with related litigation in the District Court and will liberate resources that may be used to enforce patents that have longer lives. In addition, we may decide to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed within an acceptable time period. Any such additional litigation could cause our litigation costs to increase, and any such increases could be material.

Cash Flow. We generated cash from continuing operating activities totaling $4.4 million in the six months ended June 30, 2005 compared to using cash from continuing operations of $0.1 million in the six months ended June 30, 2004. The change in cash flow resulted primarily from the increase in licensing revenue during 2005. Cash used by discontinued operations totaled $0.3 million and $0.4 million in each of the six months ended June 30, 2005 and 2004, respectively.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from a former affiliate, should be sufficient to satisfy all projected cash obligations through at least June 2006.

Senior Debt. As of June 30, 2005 we had outstanding approximately $19.6 million of total borrowings, which includes approximately $5.6 million under our 12% Senior Notes due 2008 and $14.0 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years and one of our objectives is to repay all of the Senior Notes before mid-2006, although we cannot assure you that we will be able to do so.

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

	Estimated Pension Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2005	$7,173	$601
2006	1,641	7,827
2007	11,224	1,725
2008	6,478	2,326
2009	2,730	764
2010	1,170	—

	$30,416	$13,243

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable for the remainder of 2005 and the first and second quarter of 2006 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
July 2005	$845	$240
September 2005	5,900	—
September 2005	428	121
October 2005	—	240
January 2006	—	240
April 2006	—	1,225

	$7,173	$2,066

We have made the July 2005 pension contributions and Hillside has informed us that they will fund $5.9 million of the September 2005 pension contribution under the Ampex plan.

The Pension Benefit Guaranty Corporation (“PBGC”), Hillside and Ampex entered into a Joint Settlement Agreement in 1994, whereby Hillside agreed to retain plan termination liability to the PBGC under the Ampex pension plan and Media pension plan after the reorganization of NH Holdings Incorporated, our former parent. Pursuant to this agreement, Hillside was also required to advance pension contributions for the Ampex pension plan and Media pension plan in the event that we were unable to make the pension contributions. Failure by Hillside to advance funds in subsequent periods would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

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

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 7.89% at June 30, 2005). We granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which it is required to make pursuant to the agreement. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements. During the three months ended June 30, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the three months ended June 30, 2005, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2004 Form 10-K.

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS

123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R will have on our consolidated results of operations and financial position but have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no impact on our financial position, cash flows or results of operation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 had no impact on our financial position, cash flows or results of operations.

Risk Related to our Business

Our operating results and income have fluctuated significantly in the past and will continue to fluctuate and we may not be profitable in the future.

Our revenues and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	receipt of lump sum, prepaid and ongoing licensing royalties;

•	product sales by licensees;

•	new licenses with licensees

•	litigation expenses;

•	debt repayments and interest expense;

•	customer ordering and government spending patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements; and

•	order cancellations.

For example, our licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the timing and negotiated terms of patent settlement agreements in any particular period, the extent to which third parties acknowledge use our patented technology, the extent to which we must pursue litigation in order to enforce our patents to protect our business, and the ultimate success of our licensing and litigation activities. Licensing revenue also depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. For the three and six months ended June 30, 2005, we had licensing revenue of $9.9 million and $21.3 million, respectively, and net income of $2.5 and $8.4 million, respectively, as a result of the recognition of significant royalty receipts for past and, in some cases, future use of our patents. For the three and six months ended June 30, 2004, however, we only had licensing revenues of $1.4 million and $3.1 million, respectively, and reported a net loss of $4.2 million and $4.4 million, respectively. Similarly, our Recorders segment revenues may fluctuate significantly in future periods. While this segment reported operating income for each of the three and six months ended June 30, 2005 and 2004, its business is dependent on the funding of government defense programs, which may come under increased pressure in the future, leading to a decline in sales. In addition, a substantial portion of our Recording segment backlog at a given time is normally shipped within one or two quarters thereafter and revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. However, at June 30, 2005 our backlog included an order from The Boeing Company for our new instrumentation recorders totaling approximately $6.3 million to be delivered over the next 30 months.

Accordingly, results of a given quarter or year are not likely to be indicative of results to be expected for future periods, given the highly volatile nature of licensing revenue and other factors discussed above. In addition, fluctuations in operating results may negatively affect our debt service coverage, or our ability to issue debt or equity securities should we wish to do so, in any given fiscal period. In addition, material fluctuations in our operating results in future periods could have a material adverse effect on the price of our common stock.

Our licensing revenue may be adversely affected due to the expiration of one of our patents that expires in April 2006. Furthermore, if we are unable to protect our intellectual property adequately, our revenues will be reduced and we may not be able to compete effectively.

Our licensing revenues may be adversely affected due to the expiration in April 2006 of our rapid image retrieval patent, which is licensed to manufacturers of digital still cameras. Our other patents that we license to consumer digital imaging product manufacturers will expire at various times through 2014. We are conducting discussions with certain manufacturers of digital still cameras, including existing licensees, to determine whether they are infringing our other active patents. If we believe that their products are infringing our other patents, we have the right to audit the licensees, cancel their licenses and initiate litigation to enforce our patents. However, there is no assurance that our other patents may be used in digital still cameras now or in the future. Therefore, after April 11, 2006, our digital still camera royalties may be materially reduced or eliminated.

The success of our Licensing and Recorders segments depends, in part, upon our ability to establish and maintain the proprietary nature of our technology through the patent process. There can be no assurance that one or more of our patents will not be successfully challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that restrict our ability to make, use and sell our products either in the United States or in foreign markets. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as the laws of the United States. If any of our patents are successfully challenged, invalidated or circumvented or our right or ability to manufacture our products becomes restricted, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

Unless we are able to develop or acquire new patents in the digital imaging field, our licensing revenues will expire in 2014. Moreover, if other companies develop patented proprietary technology similar to ours or competing technologies, our competitive position will be weakened and we may experience reduced license revenues.

Our revenues and operations may be adversely affected if we are not successful in our current and future legal actions or proceedings.

The success of our Licensing segment depends upon the validity of our digital imaging patents, which are used by manufacturers of consumer digital imaging products. We have recently initiated litigation to enforce one of our digital still camera patents and we may decide to initiate additional litigation against other manufacturers of digital still cameras and other products to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. We also face the risk that a court could rule that our patents are invalid or not infringed, causing existing licensees to discontinue payments to us, and the risk of possible assertions of counterclaims.

As a result, we have incurred significant litigation expenses and may incur additional costs in future periods if we bring new lawsuits or if existing litigation is not resolved through negotiations. Additionally, if we do not prevail in our patent litigation, our patent royalties could be negatively impacted, which would have an adverse impact on our business, revenues and operations.

Our business depends materially on U.S. government spending, and a decrease in that spending may adversely affect our revenues and earnings.

Our Recorders segment depends materially on continued expenditures by the U.S. government on intelligence and defense programs. Significant portions of data acquisition and instrumentation recorder sales reflect purchases by prime contractors to the federal government, which are subject to significant fluctuations. The large U.S. budget deficit is expected to result in the cancellation of various defense programs. We do not know whether programs in which we participate will be affected by such cuts, program delays or deferred funding. The loss or significant decline in spending on various imaging and intelligence gathering programs, in which we are subcontractors to prime government contractors, or the lack of acceptance of our new products could have a material adverse effect on our revenues and earnings.

In addition, other factors relating to the markets for our instrumentation products and to competition in these markets may affect future sales of these products. We have recently introduced our new DDRs disk-based data acquisition recorder and our new DSRs solid-state memory-based data acquisition recorder for use in intelligence gathering activities. These products have been designed to replace a large installed base of DCRsi tape-based data acquisition recorders over several years. However, there can be no assurance that these new products will be successful or achieve the same level of market acceptance. If sales of new systems decline in the future, we may be increasingly dependent upon revenues from the sale of spare parts, service and tape.

We have substantial unfunded pension liabilities, which may adversely affect our liquidity and our ability to maintain or grow our operations.

Our and Media’s defined benefit pension plans were frozen in 1994, but remain substantially underfunded. At June 30, 2005, unfunded accumulated plan benefit obligations under the pension plans totaled $50.5 million and $19.4 million, respectively, and have been recognized as liabilities on our consolidated balance sheet.

During 2004 and prior years, Media reimbursed us for some of the pension contributions we made on behalf of the Media pension plan based on a contractual obligation entered into at the time Media was sold. On January 10, 2005, Media filed for Chapter 11 reorganization. Based on our assessment of Media’s financial condition, we do not anticipate any additional reimbursement of amounts paid to date or payable in the future on behalf of the Media pension plan. Future pension contributions payable under these pension plans will fluctuate based on actual investment performance, life expectancy of the participants and other factors versus such assumptions used to project future pension contributions.

Under a Joint Settlement Agreement between us, Hillside and the Pension Benefit Guaranty Corporation, Hillside is required to advance pension contributions for our and Media’s pension plan in the event that we cannot make them. At our request, to date Hillside has made pension contributions totaling $14.8 million pertaining to our and the Media pension plans. Hillside has informed us that they will make a pension contribution of $5.9 million in September 2005. When Hillside advances pension contributions, we become indebted to Hillside, and we issue an equivalent amount of Hillside Notes. In future years, we may request Hillside to fund additional pension contributions under the Ampex and/or Media pension plans if we are unable to make the payments ourselves. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside and, except for the provisions of the Joint Settlement Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.

As of June 30, 2005, we had outstanding approximately $19.6 million of total borrowings, which includes approximately $5.6 million under our 12% Senior Notes due 2008 and $14.0 million of Hillside Notes that at June 30, 2005 bear interest at 7.89% per annum. The Hillside Notes were incurred in connection with pension contributions advanced by Hillside in 2004 and prior years. The 12% Senior Notes are secured by liens on our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which could increase our interest expense in future periods. If we default in our obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

Our substantial debt service and pension obligations may reduce our cash flow and our ability to operate our business.

We have limited liquidity with which to conduct our operations. While we had cash and marketable securities of $14.6 million at June 30, 2005, substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt which totaled $19.6 million at June 30, 2005. In addition to our debt service obligations, we are obligated to make future pension contributions to our and Media’s pension plans, which we estimate will total $43.7 million over the next six years. While our management believes that our liquidity, coupled with anticipated patent licensing revenue and our ability to borrow pension contributions from Hillside, should be sufficient to satisfy our projected cash obligations through at least March 2006, there can be no assurance that we will be able to satisfy these obligations. Furthermore, our limited liquidity may harm our ability to operate or grow our business.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have made, and may under certain circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. We may not be able to identify or acquire suitable acquisition candidates in the future, or complete any acquisitions or investments on satisfactory terms. While we are not currently seeking to make any acquisitions of a controlling interest in new businesses and our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses, future acquisitions and investments involve numerous additional risks. These risks include difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with us and/or each other’s operations. We may also encounter problems in entering markets and businesses in which we have limited or no experience. Acquisitions can also divert our attention from other business concerns. We have made and may make additional investments in companies in which we own less than a 100% interest. Such investments involve additional risks, including the risk that we may not be in a position to control the management or policies of such entities, and the risk of potential conflicts with other investors. For example, we have written off all of our acquisitions of Internet companies during 2000 and 2001. It is possible that we could lose all or a substantial portion of any future investments.

If are unable to respond to rapid technological change or to develop new products, our revenues and results of operations will be adversely affected.

All the industries and markets from which we derive or expect to derive revenues, directly or through our licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that we spend substantial amounts of capital on the research, development and engineering of new products and advances to existing products, as well as for assessing infringement of our patents by manufacturers of consumer digital video products. We cannot assure you that our existing products, technologies and services will not become obsolete or that any new products, technologies or services will win commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material adverse effect on our revenues and results of operations in the future. The development and introduction of new technologies, products and services are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard. In addition, reductions in our research and development programs could adversely affect our ability to remain competitive.

Because our Recorders segment is primarily focused on our data acquisition and instrumentation products, we have devoted the majority of our research and development to producing our new solid state and disk based instrumentation recorders. We do not currently intend to invest additional development resources to extend the life of our 19-millimeter mass storage products beyond the quad density format other than as required to support the needs of our customers. See “Recorders Segment Products.” If our Recorders segment were to experience further declines in product revenues, we may be required to reduce future research, development and engineering costs.

We have numerous significant competitors in our Recorders segment, some of which have greater financial resources than we do.

Our Recorders segment encounters significant competition in all the markets for its products and services. Many of our competitors in this industry have greater resources and access to capital than us. In the instrumentation market, which currently is our Recorders segment’s major area of focus, we compete primarily with companies that depend on government contracts for a major portion of their revenues, including L-3 Communications Corporation, Calculex and Sypris Solutions, Inc. While the number of our competitors in this industry has decreased in recent years as the government spending in many areas has declined, many of these competitors have greater financial resources than we do.

We rely on a limited number of key suppliers and vendors to operate our business. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of products and services we require to operate our business successfully.

Our Recorders segment purchases certain components and magnetic media products from a single domestic or foreign manufacturer. Significant delays in deliveries or defects in such components could adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we depend may be limited. These suppliers may require us to purchase lifetime quantities of their products or components, which may cause our inventories to increase beyond levels required to support current revenues. We do not generally enter into long-term raw materials or components supply contracts. Accordingly, if we experience problems with these manufacturers, we could fail to obtain sufficient resources to operate our business successfully.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

Although we significantly curtailed our Recorders segment’s international operations in prior years, sales to foreign customers (including U.S. export sales) continue to be significant to our results of operations. However, international operations are subject to a number of special risks, including limitations on repatriation of earnings, restrictive actions by local governments, and nationalization. Additionally, export sales are subject to export regulation and restrictions imposed by U.S. government agencies. Although fluctuations in the value of foreign currencies can affect our results of operations, we do not normally seek to mitigate our exposure to exchange rate fluctuations by hedging our foreign currency positions. Accordingly, our revenues from international operations are subject to numerous risks, any of which may have an adverse impact on our results of operations.

We are dependent on certain key personnel and the loss of one or more these individuals could disrupt our operations and adversely affect our financial results.

We are highly dependent upon the availability and performance of our executive officers and directors, including Edward J. Bramson, who has been our chief executive officer since 1991, and the other senior executives of our corporate licensing division and Data Systems subsidiary. Mr. Bramson is also engaged in the management of certain other companies, but devotes most of his time to the management of our operations. We have not entered into employment agreements with Mr. Bramson or any of our key employees, and we do not maintain key man life insurance on any of these individuals. Accordingly, if we lose the services of Mr. Bramson or our other executive officers, our business, financial condition and operating results could be materially adversely affected.

We are subject to environmental regulation and could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are currently engaged in various environmental investigation, remediation and/or monitoring activities at several sites located off our facilities. There can be no assurance we will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at manufacturing sites and disposal sites used by Media when it was our subsidiary. On January 10, 2005, Media filed for Chapter 11 reorganization. At June 30, 2005, we have included an estimate of future clean up costs of Media sites of $2.4 million, which is included in net liabilities of discontinued operations.

Complying with changing corporate governance regulations, including an evaluation of our internal controls, may adversely affect our business and operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance, internal control and public disclosure. As a result, we intend to invest internal resources and engage outside consultants to comply with evolving laws, regulations and standards, and this investment may result in significantly increased administrative expenses, reduced profitability and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed.

We are exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

We expect to become an accelerated filer on December 31, 2005 based on the market value of our common stock on June 30, 2005. As a result, we will be evaluating our internal controls systems in order to allow management to report on the effectiveness of our internal control over financial reporting and our registered independent public accounting firm to attest to this report in our Form 10-K annual report for the fiscal year end December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act. We will perform the system and process evaluation and testing (and implementing any necessary remediation) required in an effort to comply with these report and attestation requirements and expect to incur additional expenses and devote significant management time towards completing actions required for management’s evaluation. The evaluation and attestation processes required by Section 404 are new to us and we have limited experience in testing and complying with these requirements. While we will develop and implement plans to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations because we will be undergoing the process for the first time in a regulatory environment where the standards to assess adequacy of compliance are evolving. We cannot assure you that there may not be significant deficiencies or material weaknesses that would be required to be reported as a result of the process. In addition, we cannot assure that we will timely complete actions required for management’s evaluation according to timetable that will permit our registered independent public accounting firm to timely complete its assessment of our internal control over financial reporting and attest to management’s report, which development may subject us to regulatory investigations and sanctions and lead to a loss of confidence in our internal control over financial reporting. Any such action could adversely affect our financial results and the market price of our common stock.

Risks Related to the Ownership of our Common Stock

The future price of our common stock may fluctuate significantly.

The trading price of our common stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	fluctuations in patent licensing revenues, developments in our patent licensing program and the success or failure of litigation that we initiate to defend our patents;

•	announcements relating to developments in our Recorders segment;

•	quarterly fluctuations in operating results;

•	modifications to our senior debt agreements and other events that affect our liquidity;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements of acquisitions of, or investments in, new businesses or other events;

•	sales of shares of our common stock by insiders pursuant to registration statements, Rule 144, Rule 10b5-1 plans or otherwise;

•	reports and predictions concerning us by analysts and other members of the media; and

•	general economic or market conditions.

In addition, the stock market in general, and technology companies in particular, have experienced a high degree of price volatility, which has had a substantial effect on the market prices of many such companies for reasons that often are unrelated or disproportionate to operating performance. Thus, these broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Future sales or the possibility of future sales of substantial amount of our common stock by our officers and directors may cause the price of our common stock to decline.

The resale of shares of our common stock by insiders pursuant to a registration statement or prospectus could cause the market price of our common stock to decline. Even the prospect of such resales could depress the market price for our common stock. In addition, our officers, directors and employees and certain other stockholders hold significant numbers of shares of our common stock that are not covered by a registration statement. Some of those shares are freely tradable without restriction under the federal securities laws, and those that are not may be sold in the future pursuant to newly filed effective registration statements, in compliance with the requirements of Rule 144 under the Securities Act or, in some cases, pursuant to a reoffer prospectus filed under an existing effective registration statement. Sales in the public market of substantial amounts of our common stock, whether by our officers, directors, employees or others, or the perception that such sales could occur, could materially adversely affect prevailing market prices for our common stock and our ability to raise additional capital through the sale of equity securities.

Anti-takeover provisions in our certificate of incorporation and by-laws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

Our certificate of incorporation provides for a classified board of directors, with members of each class elected for a three-year term. It also provides for nullification of voting rights of certain foreign stockholders in certain circumstances involving possible violations of security regulations of the United States Department of Defense. Similarly, the indenture governing our outstanding Senior Notes requires us to offer to repurchase the Senior Notes at a purchase price equal to 101% of the outstanding principal amount thereof together with accrued and unpaid interest in the event of a change of control, which includes the purchase by a person or group of 50% or more of our outstanding voting stock or the transfer of substantially all of our assets to any such person or group, other than to certain of our subsidiaries and affiliates. These provisions could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders.

Our board of directors may issue preferred stock without stockholder approval.

Our charter authorizes our board of directors to authorize the issuance of up to 1,000,000 shares of preferred stock. Preferred stock may be issued in one or more series, the terms of which may be determined without further action by shareholders. These terms may include preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption. The issuance of any preferred stock, however, could materially adversely affect the rights of holders of our class A common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current shareholders’ control.

Our executive officers and directors will continue to have substantial control over our company, which may prevent you or other stockholders from influencing significant corporate decisions.

As of the record date for our 2005 Annual Meeting of Stockholders, our executive officers and directors beneficially owned, in the aggregate, approximately 17.8% of our outstanding common stock. As a result, these stockholders will, if they so choose, be able to substantially control all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. Our existing principal stockholders, executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2004 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation conducted under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of June 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were significant changes in our internal control over financial reporting identified in management’s evaluation during the first six months of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes are described below.

Changes in Internal Control Over Financial Reporting

Our management has begun to implement significant changes in internal control over the application of generally accepted accounting principles related to complex, non-routine accounting transactions that previously had been identified as a material weakness at December 31, 2004, as more fully described in our 2004 Form 10-K, as follows:

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

We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of our 2004 Annual Report on Form 10-K and that these measures have been effective to ensure that information required to be disclosed in this June 2005 Form 10-Q has been recorded, processed, summarized and reported correctly. We are in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and expect that testing of these controls will be substantially completed by the end of our third fiscal quarter of 2005. We will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of our patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding the remedies available are to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the 121 patent which expires in April 2006. In the separate District Court case, we are seeking monetary damages for infringement of the patent. The District Court suit, although filed, has not proceeded as it was automatically stayed for the duration of the ITC proceeding.

We have had several settlement discussions with Kodak but, although we have negotiated licenses with thirteen other manufacturers of digital still cameras, we now believe that it is unlikely that a settlement with Kodak can be reached. If we were to prevail in the ITC proceeding, the period during which the relief could apply is relatively short, and while the proceeding continues we are unable to pursue our damages claim in District Court. Accordingly, we have concluded that our interests are best served by withdrawing our litigation in the ITC, and made a motion to withdraw on July 29, 2005, which was granted on August 5, 2005, subject to final determination by the Commission within 30 days. The effect of withdrawal would be to recommence the proceedings in the District Court after granting our motion instead of several months later, after a final decision would have been reached in the ITC. The District Court suit seeks damages for unauthorized use of our patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, and we intend to pursue the litigation vigorously. We have been advised that the work to date on document discovery and the taking of depositions in the ITC proceeding may be useable, in substantial part, in the District Court case and withdrawal of the ITC case will substantially reduce costs by eliminating a trial. There can be no assurance that this litigation will be successful or that we will be awarded damages, and we will be required to devote significant management resources and to incur significant legal expenses as long as the lawsuit continues. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than 121 in digital cameras and other digital consumer products and may decide to initiate litigation to enforce these patents in future periods. Our belief is that withdrawal of the ITC proceeding will liberate resources that may be used in enforcing patents that have longer lives than 121.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have three environmental investigations, remediation and/or monitoring activities outstanding at June 30, 2005. Some of these activities involve the participation of state and local government agencies. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. We had been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the second quarter of 2005, we determined that there is no further liability with respect to the Superfund sites. In the one Superfund site associated with our operations, we entered into a settlement agreement with the EPA as a de minimus participant and paid the required settlement of approximately $24,000. The remaining three Superfund sites were associated with the operations of Media. The Company has determined, with the advice of outside legal counsel, that the EPA terminated its proceedings in these matters by acknowledging completion of removal activities or by the entry of consent decrees. During 2004 and the six months ended June 30, 2005, we spent a total of approximately $0.2 million in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.5 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at June 30, 2005, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.4 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. These liabilities have not been discounted. Based on facts currently known to Management, we believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition, cash flow or results of operations or material to investors.

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

We did not sell any equity securities during the first second quarter of 2005 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the second quarter of 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2005 we held our Annual Meeting of Stockholders. The stockholders elected Douglas T. McClure, Jr. as our Class II director. Mr. McClure received 3,418,132 votes in favor of his election, with 152,288 votes withheld and no broker nonvotes. Each of our other directors, Edward J. Bramson, Craig L. McKibben, William A. Stoltzfus, Jr. and Peter Slusser, is currently serving a term of office that continued after the meeting. The stockholders voted to approve an amendment to our 1992 Stock Incentive Plan to increase the number of shares available for issuance under the Plan from 412,500 to 712,500. The Plan amendment was approved with 1,005,318 votes in favor, 359,391 votes against, 9,415 votes abstaining and 2,196,296 broker non-votes. The stockholders also ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year 2005, with 3,528,177 votes in favor, 16,098 votes against, and 26,145 votes abstaining.

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

AMPEX CORPORATION

Date: August 10, 2005	/s/ EDWARD J. BRAMSON
Edward J. Bramson Chairman and Chief Executive Officer

Date: August 10, 2005	/s/ CRAIG L. McKIBBEN
Craig L. McKibben Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	Amendment No. 3 to Collateral Security Agreement, dated as of June 17, 2005, between Ampex Corporation and US Bank, National Association, as trustee, relating to the Company’s 12% Senior Notes due 2008.

10.1	Letter agreement dated March 1, 2005 between Edward J. Bramson and Craig L. McKibben regarding management incentive compensation.

10.2	Letter agreement dated March 19, 2004 between Edward J. Bramson and Joel D. Talcott regarding management incentive compensation.

10.3	Letter agreement dated March 15, 2005 between Edward J. Bramson and Robert L. Atchison regarding management incentive compensation.

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.