Form 10-Q
period 2005-09-30
AMPEX CORP /DE/
filed 2005-11-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of September 30, 2005, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,770,948. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended September 30, 2005

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,676	$8,840
Short-term investments	—	9,134
Accounts receivable (net of allowances of $77 in 2005 and $74 in 2004)	3,151	2,602
Inventories	5,225	5,187
Royalties receivable	923	—
Other current assets	2,482	2,071
Property held for sale	—	2,670

Total current assets	23,457	30,504

Property, plant and equipment	1,273	1,560
Other assets	367	555

Total assets	$25,097	$32,619

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$117	$131
Accounts payable	4,115	1,577
Net liabilities of discontinued operations	1,347	1,042
Accrued restructuring costs	614	645
Other accrued liabilities	12,576	15,260

Total current liabilities	18,769	18,655
Long-term debt	25,473	30,275
Other liabilities	65,595	77,993
Accrued restructuring costs	1,179	1,622
Net liabilities of discontinued operations	2,791	3,503

Total liabilities	113,807	132,048

Commitments and contingencies (Note 15)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—

Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2005 and in 2004
Issued and outstanding - 3,770,948 shares in 2005; 3,692,517 in 2004	38	37
Class C:
Authorized: 50,000,000 shares in 2005 and in 2004
Issued and outstanding - none in 2005 and in 2004	—	—
Other additional capital	454,708	454,525
Accumulated deficit	(455,430)	(463,680)
Accumulated other comprehensive loss	(88,026)	(90,311)

Total stockholders’ deficit	(88,710)	(99,429)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$25,097	$32,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Licensing revenue	$5,150	$1,759	$26,450	$4,861
Product revenue	3,379	4,390	11,449	15,767
Service revenue	2,199	2,173	6,581	6,496

Total revenue	10,728	8,322	44,480	27,124

Intellectual property costs	2,432	1,653	9,701	4,595
Cost of product revenue	2,277	3,069	7,264	10,304
Cost of service revenue	670	688	2,121	1,993
Research, development and engineering	1,100	1,022	3,212	2,853
Selling and administrative	3,208	3,326	11,126	9,160
Restructuring charges (credits)	—	(1,410)	—	(1,410)

Total costs and operating expenses	9,687	8,348	33,424	27,495

Operating income (loss)	1,041	(26)	11,056	(371)
Media pension costs	193	322	580	965
Interest expense	471	2,534	1,881	7,312
Amortization of debt financing costs	1	14	194	42
Interest income	(70)	(30)	(184)	(88)
Other (income) expense, net	(1)	(385)	(545)	(381)

Income (loss) from continuing operations before income taxes and equity in income of limited partnership, including sale of investment	447	(2,481)	9,130	(8,221)

Provision for income taxes	620	—	880	248
Equity in income of limited partnership, including sale of investment	—	(591)	—	(2,149)

Net income (loss) from continuing operations	(173)	(1,890)	8,250	(6,320)

Income from discontinued operations (net of taxes of nil in 2004)	—	352	—	352

Net income (loss)	(173)	(1,538)	8,250	(5,968)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	51	2	103	46

Comprehensive income (loss)	$(122)	$(1,536)	$8,353	$(5,922)

Basic income (loss) per share from continuing operations	$(0.05)	$(0.52)	$2.22	$(1.72)
Basic income per share from discontinued operations	$0.00	$0.10	$0.00	$0.09
Basic income (loss) per share	$(0.05)	$(0.42)	$2.22	$(1.63)

Weighted average number of basic common shares outstanding	3,752,701	3,642,517	3,718,760	3,667,572

Diluted income (loss) per share from continuing operations	$(0.05)	$(0.52)	$2.14	$(1.72)
Diluted income per share from discontinued operations	$0.00	$0.10	$0.00	$0.09
Diluted income (loss) per share	$(0.05)	$(0.42)	$2.14	$(1.63)

Weighted average number of diluted common shares outstanding	3,752,701	3,642,517	3,853,663	3,667,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$8,250	$(5,968)
Income from discontinued operations	—	(352)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	559	596
Accretion of interest expense	—	7,168
Equity in net gain of limited partnership, including sale of investment	—	(2,149)
Ampex periodic pension cost	1,808	1,418
Media periodic pension cost	580	965
Stock option compensation expense	—	60
Loss (gain) on disposal of assets	(453)	26
Changes in operating assets and liabilities:
Accounts receivable	(601)	1,587
Inventories	(38)	159
Royalties receivable	(923)	—
Other assets	(432)	2,949
Accounts payable	2,545	1,077
Deferred revenue	(3,438)	(1,896)
Ampex pension contributions	(9,445)	(9,895)
Accrued restructuring costs	(474)	(2,325)
Other liabilities and income taxes payable	(2,138)	(417)

Net cash used in continuing operations	(4,200)	(6,997)
Net cash used in discontinued operations	(407)	(634)

Net cash used in operating activities	(4,607)	(7,631)

Cash flows from investing activities:
Purchases of short-term investments	—	(9,160)
Proceeds received on the maturity of short-term investments	9,134	—
Deferred gain on sale of assets	(38)	(38)
Net proceeds on sale of assets	3,100	—
Additions to property, plant and equipment	(62)	(91)

Net cash provided by (used in) investing activities	12,134	(9,289)

Cash flows from financing activities:
Borrowings under debt agreements	5,900	9,895
Repayments under debt agreements	(10,716)	(1,539)
Proceeds from foreclosure of shareholders notes	—	13
Proceeds from issuance of common stock	184	—

Net cash provided by (used in) financing activities	(4,632)	8,369

Effects of exchange rates on cash	(59)	(21)

Net increase (decrease) in cash and cash equivalents	2,836	(8,572)
Cash and cash equivalents, beginning of period	8,840	14,023

Cash and cash equivalents, end of period	$11,676	$5,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 60-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds patents and patent applications covering digital image-processing, data compression and recording technologies. The Company leverages its investment in technology through its corporate licensing division that licenses its patents to manufacturers of consumer electronics products. Through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), the Company incorporates this technology in the design and manufacture of very high performance data storage products, principally used in intelligence gathering and airplane design to gather digital images and other data from aircraft, satellites and submarines.

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s investment in a limited partnership was accounted for under the equity method. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly held British promotional products company. No further investment activities are envisioned and the partnership has concluded its affairs. The Company received total distributions of $3.3 million on its $1.0 million investment. The Company’s share of the equity in income of the partnership for the three and nine months ended September 30, 2004 is included in “Equity in income of limited partnership, including sale of investment.”

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates actual cost under the first in, first out (FIFO) method. Abnormal amounts of facility expense, freight, handling costs and scrap material are excluded from inventory cost and expensed during the period in which they are incurred. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. The Company derives its revenue from three principle sources: license fees (including royalties) through its Licensing segment, and product and parts sales and service contracts through its Recorders segment.

Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company’s revenue recognition policy with respect to royalty income is as follows: when the Company enters into an agreement with a new licensee for use of its patents, the Company may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. The Company may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The dollar amounts due under a negotiated agreement for both past due royalties and for prepayment of royalties are non-refundable and non-forfeitable. The Company recognizes both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as the Company has no future obligations with respect to these agreements and delivery has occurred. In addition, the Company’s licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. The Company’s royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue in the period when the amount payable is known and collection is reasonably assured.

Revenue on product sales and services is recorded when all of the following have occurred: an agreement of sale exists, product delivery (principally FOB Ampex Factory) and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue is recognized ratably over the life of the service contract.

Long-Term Contracts

The Company had one long-term contract that qualified for percentage-of-completion accounting in prior years. Revenues and estimated profits on this long-term contract were recognized over an extended period of time on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. The Company’s estimates to complete were reviewed periodically, with adjustments recorded in the period in which revisions were required. Historically, the Company had not incurred any losses on this long-term contract.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While the Company believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in the Company’s assumptions that may be required under new legislation or otherwise may materially affect its pension and other postretirement obligations and its future expense as well as amounts that may ultimately be required to be paid to fund the Media pension plan. On January 10, 2005, Media filed for Chapter 11 Reorganization. Accordingly, the Company does not expect to receive additional reimbursements from Media of amounts that the Company has paid to date or that the Company will be required to pay in the future.

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $3.2 million and $2.7 million in the nine months ended September 30, 2005 and 2004, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $26,000 and $0.2 million in the nine months ended September 30, 2005 and 2004, respectively.

Restructuring Charges

The Company accounts for severance and benefit termination costs and other costs associated with an exit or disposal activity initiated after January 1, 2003 in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value, and subsequent adjustments to liabilities shall be measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(173)	$(1,538)	$8,250	$(5,968)
Add stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(135)	(64)	(207)	(116)

Pro forma	$(308)	$(1,602)	$8,043	$(6,084)

Basic income (loss) per share:
Income (loss) per share, as reported	$(0.05)	$(0.42)	$2.22	$(1.63)

Income (loss) per share, pro forma	$(0.08)	$(0.44)	$2.16	$(1.66)

Diluted income (loss) per share:
Income (loss) per share, as reported	$(0.05)	$(0.42)	$2.14	$(1.63)

Income (loss) per share, pro forma	$(0.08)	$(0.44)	$2.09	$(1.66)

These pro forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Expected life (years)	—	1.0	1.0	1.0
Risk-free interest rate	—	2.00%	3.50%	1.18-2.00%
Expected volatility	—	158%	146%	158-247%
Expected dividend yield	—	—	—	—

Note 4 – Recent Pronouncements

In June 2005, the FASB issued FSP issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. The Company is currently evaluating the effect that the adoption of FSP 143-1 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures shown above and previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company expects to use the Black-Scholes valuation model in determining the fair value of share-based payments to employees and directors, and to amortize such amounts to compensation cost on a straight-line basis. The Company expects to apply the modified prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R, including Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R, will have on its consolidated results of operations and financial position but has not yet determined whether the effect of adopting SFAS 123R will be material, or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS 153 will have on its financial position, cash flows or results of operations, but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS 151 will have on its financial position, cash flows or results of operations, but does not expect it to have a material impact.

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basis and diluted income (loss) per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	(in thousands, except share and per share amounts)
Numerator

Net income (loss) from continuing operations	$(173)	$(1,890)	$8,250	$(6,320)

Net income (loss)	$(173)	$(1,538)	$8,250	$(5,968)

Denominator
Weighted average number of basic common shares outstanding	3,752,701	3,642,517	3,718,760	3,667,572
Effect of dilutive stock options	—	—	134,903	—

Weighted average number of diluted common shares outstanding	3,752,701	3,642,517	3,853,663	3,667,572

Basic income (loss) per share from continuing operations	$(0.05)	$(0.52)	$2.22	$(1.72)

Basic income (loss) per share	$(0.05)	$(0.42)	$2.22	$(1.63)

Diluted income (loss) per share from continuing operations	$(0.05)	$(0.52)	$2.14	$(1.72)

Diluted income (loss) per share	$(0.05)	$(0.42)	$2.14	$(1.63)

Stock options to purchase 172,891 shares of Common Stock at prices ranging from $1.15 to $38.25 per share were outstanding at September 30, 2005 and were not included in the computation of diluted loss per share for the three months ended September 30, 2005 because they were anti-dilutive. Stock options to purchase 144,891 shares of Common Stock at prices ranging from $1.15 to $21.25 were included in the computation of diluted weighted average common stock outstanding for the nine months ended September 30, 2005.

Stock options to purchase 289,803 shares of Common Stock at prices ranging from $1.15 to $32.50 per share were outstanding at September 30, 2004 and were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2004 because they were anti-dilutive.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 - Supplemental Schedule of Cash Flow Information

	Nine Months Ended Sept. 30,
	2005	2004
	(in thousands)
Interest paid	$2,444	$497
Income taxes paid	1,578	1,031

Note 7 - Inventories

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$4,246	$3,833
Work in process	3,043	3,299
Finished goods	4,041	3,884

	11,330	11,016
Less inventory reserve	(6,105)	(5,829)

Total	$5,225	$5,187

Note 8 – Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

Note 9 – Property Held for Sale and Property, Plant and Equipment

Property Held for Sale

	September 30, 2005	December 31, 2004
	(in thousands)
Land	$—	$952
Buildings and improvements	—	4,916
Furniture, fixtures and equipment	—	65

	—	5,933
Less accumulated depreciation	—	(3,263)

Total	$—	$2,670

The Company’s subsidiary, Ampex Data Systems Corporation, sold its former manufacturing facility in Colorado Springs, CO on April 15, 2005 and the Company received net proceeds of approximately $3.0 million. A gain on sale of assets of $0.5 million was recognized in “Other (income) expense, net” in the second quarter of 2005.

Property, Plant and Equipment

	September 30, 2005	December 31, 2004
	(in thousands)
Leasehold improvements	$4,436	$4,445
Furniture, fixtures and equipment	6,585	7,025

	11,021	11,470
Less accumulated depreciation	(9,748)	(9,910)

Total	$1,273	$1,560

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 – Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No.5, “Accounting for Contingencies.” On January 10, 2005, Media filed for Chapter 11 Reorganization. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by it for future clean up costs of $2.5 million at December 31, 2004. The unamortized balance in the net liabilities of discontinued operations totaled $2.4 million at September 30, 2005. The balance in net liabilities is expected to be paid out over the next ten years. This obligation has not been discounted to present value.

In 2001, the Company closed its Internet video operations. The Company established a reserve of $10.3 million at June 30, 2001 to write down its investment to net realizable value and to provide for the costs of closure. The unamortized balance in the net liabilities of discontinued operations totaled $1.7 million at September 30, 2005. The Company expects to make payments on office leases as it relates to this discontinued operation through 2008. This obligation has not been discounted to present value.

A reconciliation of the changes in the net liabilities of discontinued operations accounts for the nine months ended September 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$4,545	$3,147
Recovery during the period	—	(352)
Payments made during the period	(407)	(634)

Balance at September 30	$4,138	$2,161

Note 11 – Restructuring Charges

Data Systems vacated certain administrative offices in Redwood City, CA in 2002 to consolidate operations to lower continuing operating expenses. In 2003, the Company established an additional reserve to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. The Company remeasured the restructuring accrual pursuant to Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are being charged as incurred to the “Cost of product sales.” The unamortized balance in accrued restructuring totaled $1.8 million at September 30, 2005. This obligation has been discounted to present value. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the nine months ended September 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$2,267	$4,750
Recovery during the period	—	(1,410)
Payments made during the period	(474)	(915)

Balance at September 30	$1,793	$2,425

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 - Other Accrued Liabilities

	September 30, 2005	December 31, 2004
	(in thousands)
Compensation and employee benefits	$1,845	$2,446
Pension	7,948	5,501
Deferred revenue	1,170	4,608
Customer deposits	—	380
Taxes	388	1,007
Warranty and other product costs	438	471
Interest payable	184	70
Other	603	777

Total	$12,576	$15,260

A reconciliation of the changes in the warranty and other product costs liability account for the nine months ended September 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$471	$641
Accruals for warranties issued during the period	33	7
Settlements made during the period in cash or in kind	(66)	(155)

Balance at September 30	$438	$493

Note 13 - Debt

	September 30, 2005	December 31, 2004
	(in thousands)
Notes Payable

Note payable - other	$117	$131

Total	$117	$131

Long-term Debt

Hillside notes payable	$19,879	$13,979
Senior notes	5,594	16,296

Total	$25,473	$30,275

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated. The outstanding balance at September 30, 2005 of $0.1 million is expected to be paid or converted into shares of Common Stock.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. Hillside paid the Ampex pension contribution of $5.9 million on September 15, 2005. The Company may request Hillside to fund additional contributions in future years based on the Company’s liquidity.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 8.20% at September 30, 2005). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which the Company is required to make pursuant to the agreement. The agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Joint Settlement Agreement, and they have represented that they have sufficient assets to fund pension contributions scheduled in future years. Ampex has no direct or indirect financial ownership interest in Hillside and, accordingly, has no ability to control Hillside or to mandate its compliance with the terms of the Joint Settlement Agreement. Accordingly, Ampex’s ability to borrow pension contributions from Hillside is beyond its control.

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

Accrued interest, interest expense and principal transactions for the Senior Notes and Senior Discount Notes are as follows:

	Nine Months Ended Sept. 30,
	2005	2004
	(in thousands)
Senior Notes

Accrued interest, beginning of the period	$702	$2,627
Interest expense	1,014	5,572
Cash payments applied to interest	(1,632)	—
Issuance of Notes in lieu of cash payment of interest	—	(7,215)

Accrued interest, end of period	$84	$984

Cash payments applied to principal	$10,000	$—

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended Sept. 30,
	2005	2004
	(in thousands)
Senior Discount Notes

Accrued interest, beginning of the period	$—	$244
Interest expense	—	1,461
Cash payments applied to interest	—	(278)
Interest capitalized to principal	—	(1,318)

Accrued interest, end of period	$—	$109

Cash payments applied to principal	$—	$1,247

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

Note 14 - Other Liabilities

	September 30, 2005	December 31, 2004
	(in thousands)
Pension	$63,794	$76,178
Reserve for tax liabilities	1,150	1,150
Other postemployment benefits	145	149
Environmental	90	100
Other	416	416

Total	$65,595	$77,993

Note 15 - Commitments and Contingencies

Legal Proceedings

In October 2004, the Company initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of our patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding the remedies available are to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the 121 patent which expires in April 2006. In the separate District Court case, the Company is seeking monetary damages for infringement of the patent. As discussed below, until recently the District Court suit, although filed, had not proceeded as it was automatically stayed for the duration of the ITC proceeding.

The Company had several settlement discussions with Kodak but, although it has negotiated licenses with thirteen other manufacturers of digital still cameras, the Company now believes that it is unlikely that a settlement with Kodak can be reached. The Company withdrew its litigation in the ITC on July 29, 2005, in order to accelerate the proceedings in the District Court to seek unspecified financial damages for unauthorized use of the Company’s patent from August 2001 (the date on which the Company gave notice of infringement) through April 11, 2006, and the Company intends to pursue the litigation vigorously. A trial date has been scheduled for December 2006.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has three environmental investigations, remediation and/or monitoring activities outstanding at September 30, 2005. Some of these activities involve the participation of state and local government agencies. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company was named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the second quarter of 2005, the Company determined that there is no further liability with respect to the Superfund sites. In the one Superfund site associated with operations of the Company, the Company entered into a settlement agreement with the EPA as a de minimus participant and paid the required settlement of approximately $24,000. The remaining three Superfund sites were associated with the operations of Media. The Company has determined, with the advice of outside legal counsel, that the EPA terminated its proceedings in these matters by acknowledging completion of removal activities or by the entry of consent decrees.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At September 30, 2005, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.4 million for the estimated expenses it projects it will incur with respect to the two Media sites. These liabilities have not been discounted. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company accounts for its obligations under these pension plans in accordance with SFAS No. 87, “Employers Accounting for Pensions.” Under this accounting principle, the Company recognizes a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees through the 1994 plan termination date, which at September 30, 2005 totaled $43.4 million and $19.0 million, respectively.

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make Ampex whole from any expense or cash outlay as it pertained to the Media pension plan. However, the Company remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provided for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media pension plan that would be funded by the Company. During the nine months ended September 30, 2004, Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.7 million. During the nine months ended September 30, 2005, Media did not pay directly or reimburse Ampex for pension contributions made on Media’s behalf. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the “Statement of Operations and Comprehensive Income (Loss) “ when such payments are assured of collection.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2005	$—	$240
2006	1,641	7,827
2007	11,224	1,725
2008	6,478	2,326
2009	2,730	764
2010	1,170	—

Total	$23,243	$12,882

As discussed in Note 13, Hillside paid a portion of the 2005 Ampex pension contribution, in the amount of $5.9 million, on September 15, 2005. The Company issued additional notes to Hillside.

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

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of September 30, 2004 and for the nine months then ended (in thousands):

Earnings Data:
Income from operations	$71
Equity in net income of products company	213
Gain on sale of stock of products company	8,597

Net gain	$8,881

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, these companies advised the Company that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at December 31, 2004 and September 30, 2005. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continues to hold the note issued to it by SJC, which is a 5.74% non-recourse note secured by a pledge of 20,000 shares of Class A Stock. The principal amount of the note totaled $1,848,000 at September 30, 2005 and is scheduled to mature in October 2008. Under the terms of the note, interest of $106,075 is forgiven annually so long as Mr. Bramson continues as an officer and director of the Company. Should SJC not repay the note when it matures, Ampex’s only recourse is to the 20,000 pledged shares, which had a market value of $594,800 at September 30, 2005. Should Ampex be required to foreclose on the note in the future, there is no assurance that the value of the pledged shares would be sufficient to repay the note in full. However, management believes that there would be no financial statement effect on net income or net assets of the Company from a future foreclosure, except for possible future tax benefits that may be realized in future years.

Note 17 - Accumulated Other Comprehensive Income

The balances of each classification within accumulated other comprehensive income are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Income
	(in thousands)
December 31, 2004	$(91,055)	$744	$(90,311)
Current period change	2,388	(103)	2,285

September 30, 2005	$(88,667)	$641	$(88,026)

The net periodic pension cost for the Ampex and Media pension plan for the nine months ended September 30, 2005 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2005, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

Note 18 - Income Taxes

The Company’s effective tax rate for 2005 is lower than the statutory rate due to the anticipated utilization of net operating loss carry forwards and timing differences. The provision for income taxes consists primarily of federal and state alternative minimum taxes and withholding taxes on royalty revenue. At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $178 million expiring in the years 2005 through 2023. Accordingly, the Company has the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004 the U.S./Japanese tax treaty eliminated withholding tax on royalty payments. Prior to July 1, 2004, the Company’s Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

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

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes and equity in income of limited partnership, including sale of investment, excluding restructuring charges, corporate administrative costs and elimination entries.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no intersegment sales or transfers.

	Nine Months Ended September 30, 2005 (in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$18,030	$26,450	$—	$44,480
Interest income	138	—	46	184
Interest expense	—	—	1,881	1,881
Depreciation and amortization	173	—	386	559
Segment income (loss)	1,687	16,749	(9,306)	9,130
Segment assets	18,033	923	6,141	25,097
Expenditures for segment assets	62	—	—	62

	Nine Months Ended September 30, 2004 (in thousands)
	Recorders	Licensing of Intellectual Property	Eliminations and Corporate	Totals
Revenues from external customers	$22,263	$4,861	$—	$27,124
Interest income	66	—	22	88
Interest expense	1,462	—	5,850	7,312
Depreciation and amortization	311	—	285	596
Segment income (loss)	1,490	266	(11,387)	(9,631)
Segment assets	28,671	—	3,999	32,670
Expenditures for segment assets	64	—	27	91

A reconciliation of “Segment income (loss)” to “Net income (loss) from continuing operations” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Nine Months Ended Sept. 30,
	2005	2004
	(in thousands)
Segment income (loss) reported above	$9,130	$(9,631)
Provision for (benefit of) income taxes	(880)	(248)
Restructuring credits	—	1,410
Equity in income of limited partnership, including sale of investment	—	2,149

Net income (loss) from continuing operations	$8,250	$(6,320)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our continuing operations include the results of our Licensing and Recorders segments. Beginning in the fourth quarter of 2004 and continuing through 2005, we entered into new license agreements and received royalty receipts for past and, in some cases, future use of our patents covering various consumer digital imaging products. We applied these proceeds to repay all of our outstanding 20% Senior Discount Notes with an accreted value of $10.2 million and redeemed all but $5.6 million of our 12% Senior Notes and related accrued interest.

As of September 30, 2005, we have completed license agreements with thirteen manufacturers of digital still cameras that, with one exception, represent substantially all of the major manufacturers of digital still cameras. In the third quarter of 2005, we concluded a license agreement with a manufacturer of digital video tape recorders, including MiniDV camcorders, permitting the use of several of our patents, which bring the total number of digital camcorder licensees to six. Accordingly, we now have license agreements with substantially all of the major manufacturers of digital video camcorders. We have one license agreement with a manufacturer of DVD recorders and are in negotiations with other manufacturers. We continue to attempt to negotiate new patent license agreements with manufacturers of digital still cameras, camera equipped cellular phones, hard disk T.V recorders and cable set top boxes and other consumer products that we believe may use our patents. As discussed more fully below, these negotiations cover the use of our other digital imaging patents, including our feed forward quantization patent, that expire at various dates from 2012 to 2014.

During 2004, we brought litigation against three manufacturers of digital video products who we believe infringed our rapid image retrieval patents in digital still cameras and in certain camera-equipped cellular phones that they produce. Two of these suits were settled by concluding licensing agreements, and one suit continues. We have incurred significant external litigation expenses associated with these suits of $4.9 million during the twelve months ended December 31, 2004 and $8.2 million in the nine months ended September 30, 2005. While we believe our litigation costs will decline temporarily over the next several quarters from levels experienced during the nine months ended September 30, 2005, it may be necessary to initiate additional litigation at some future date in order to enforce our patents if our ongoing licensing negotiations are not successful.

In the first nine months of 2005, our Recorders segment revenues decreased by approximately 19% from 2004 levels. This decrease is attributable to declining sales of our older tape-based data recorders and mass data storage systems. In order to counter this trend, during 2004, we introduced our new solid-state and disk-based data acquisition and instrumentation recorders to a select number of customers in limited quantities for performance evaluation. These products are intended to replace over several years the large installed base of tape-based data recorders and, if successful, should generate increased sales and profits for the Recorders segment. We have incurred increased research and development costs associated with these new products which, we expect, will continue at similar levels for the foreseeable future. Our Recorders segment was awarded a contract in the second quarter of 2005 from The Boeing Company valued at approximately $6.3 million for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. Revenue recognized from this contract since its award was $0.5 million. The majority of the recorders ordered by Boeing are scheduled to be delivered over the next two years. The undelivered value of this contract has been included in reported backlog as of September 30, 2005.

We are obligated to make significant pension contributions to the Ampex pension plan and to the pension plan of a former subsidiary that was sold in 1995 (“Media”), as discussed below. Due to the application of accounting principals generally accepted in the United States with respect to pensions, pension costs charged to the Statement of Operations do not correspond with pension contributions paid in cash during the period. Also, there are a number of legislative proposals under consideration that, if enacted, would adversely affect the amount and timing of required future pension contributions.

Our effective federal annual tax rate for 2005 is estimated at 2% of pretax U.S. net income, which represents alternative minimum taxes payable on the amount of net operating loss carry forwards utilized to reduce taxable income, plus applicable state income taxes and foreign withholding taxes payable on royalty income generated in Korea. At December 31, 2004 the amount of unused net operating loss carryforwards available to offset future federal taxable income totaled approximately $178 million.

Periodically, we are required to adjust reserves established in prior years for discontinued operations or for restructured activities due to subsequent favorable or unfavorable developments. In the nine months ended September 30, 2005 there were no adjustments recorded. In the three and nine months ended September 30, 2004, we recognized a restructuring credit of $1.4 million when we decided to sell our Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods.

In addition to foreign currency translation adjustments, which are typically minor in amount, at the end of each year we include in the determination of “Other comprehensive income (loss), net of tax”, a minimum pension adjustment reflecting an actuarially computed increase or decrease in accumulated benefit obligations over pension plan assets of the Ampex and Media pension plans. Historically, such annual pension adjustments have fluctuated widely.

At September 30, 2005, we had cash and short-term investments totaling $11.7 million, down from $18.0 million at December 31, 2004. We believe that our cash balances, together with the projected results of our subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside Capital Incorporated (“Hillside”), a former affiliate, should be sufficient to satisfy all projected cash obligations through at least the next twelve months. The results of our operations and the liquidity of our business are more fully discussed below.

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

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. We derive our revenues from two principal sources: license fees (including royalties) through our Licensing segment, and product and parts sales and service contracts through our Recorders segment.

Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Our revenue recognition policy with respect to royalty income is as follows: when we enter into an agreement with a new licensee for use of our patents, we may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. We may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The amounts due under our negotiated agreements for both past due royalties and prepayment of royalties are non-refundable and non-forfeitable. We recognize both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as we have no future obligations with respect to these agreements and delivery has occurred. In addition, our licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. Our royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue in the period when the amount payable is known and collection is reasonably assured.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Abnormal amounts of facility expense, freight, handling costs and scrap material are excluded from inventory cost and expensed during the period in which they are incurred. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next eighteen months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. We also maintain an inventory of spare parts to service our customers’ products after the date of sale. We amortize spare parts inventories over the expected number of years we expect to support such products but not in excess of 30 months. If actual market conditions are less favorable than those projected by Management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, however, any significant unanticipated changes in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2004 and the first nine months of 2005, we have reported losses in recent years. Accordingly, we cannot determine that it is probable that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation or otherwise may materially affect our pension and other postretirement obligations and our future expense as well as amounts that may ultimately be required to be paid to fund the Media pension plan. On January 10, 2005, Media filed for Chapter 11 Reorganization. Accordingly, we do not expect to receive additional reimbursement from Media of amounts that we have paid to date or that we will be required to pay in the future.

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

DST, DIS, DCRsi, DDRs and DSRs are trademarks of Ampex Corporation.

Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer-imaging products (digital video camcorders, digital still cameras, camera-equipped cellular phones, and DVD recorders). We also license our patents to certain manufacturers of professional videotape recorders and image processing devices such as digital special effects processors.

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2005	2004	2005	2004
Licensing Segment

Licensing revenue	$5.2	$1.8	$26.5	$4.9

Recorders Segment

Mass data storage tape drives and library systems	$0.7	$1.7	$3.0	$5.2

Data acquisition and instrumentation recorders	2.2	2.1	6.4	8.5

Service revenue	2.2	2.2	6.6	6.5

Other (including professional video products)	0.5	0.6	2.0	2.1

Total net product and service revenue	$5.6	$6.6	$18.0	$22.3

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Licensing Revenue. Licensing revenue was $5.2 million and $26.5 million in the three and nine months ended September 30, 2005 compared to $1.8 million and $4.9 million in the three and nine months ended September 30, 2004. Licensing revenue is derived from royalties that we receive from licensing our patents. As discussed more fully below, licensing revenue recognized in the three and nine month periods ended September 30, 2005 included one-time royalty settlements totaling $2.8 million and $18.7 million, respectively, that pertained to settlement of royalties due on products sold in periods prior to the execution of the license, and in some cases prepayment of licensees’ obligations covering future periods. The balance of licensing revenue recognized in the three and nine-month periods ended September 30, 2005 of $2.4 million and $7.8 million represented running royalties based on the sales price of products sold by the licensees in the respective periods. Due to one-time royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods. We do not forecast a material increase in running royalties until Sony Corporation (“Sony”) becomes obligated to pay recurring royalties on digital video camcorders sold after April 11, 2006, on which date the prepayment received in 2004 shall expire. Also, after April 11, 2006, Sony and other manufacturers of digital still cameras will be required to pay royalties if their products incorporate any of our digital imaging patents, including our feed forward quantization patent.

In the first nine months of 2004 our licensing revenue principally came from running royalties paid by manufacturers of digital video camcorders. In the fourth quarter of 2004 and in the first six months of 2005, we entered into new licensing agreements with several manufacturers of digital still cameras. At September 30, 2005, we have successfully concluded licensing agreements with thirteen manufacturers of digital still cameras that, with one exception, represent substantially all significant manufacturers of digital still cameras. We have also completed license agreements with substantially all significant manufacturers of digital video camcorders with the signing of the most recent license with Samsung Electronics (“Samsung”) in July 2005.

The Samsung license permits the use of several of our U.S. and foreign patents in the manufacture and sale of digital video tape recorders, including MiniDV camcorders. It also permits Samsung to use certain of our patents in other camcorders utilizing hard disk drive, optical or solid-state memories. We received $2.8 million, less foreign withholding taxes of $0.5 million, from Samsung. This payment covers Samsung’s liability for past use of our patents prior to conclusion of the license agreement and includes a non-refundable, non-forfeitable prepayment in respect of royalties due in the period through 2008.

April 11, 2006 coincides with the U.S. expiration of our rapid image retrieval patent (“121”), a patent used in digital still cameras and in certain camera-equipped cellular phones. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, by agreement, we are only currently receiving royalties on the “121” patent, which to date is the only patent we have elected to litigate. In exchange for a favorable royalty on future product sales, certain digital still camera licensees have agreed to provide us with access to technical information in order for the parties to confirm whether any of our other digital imaging patents, including our feed forward quantization patent, are being utilized in digital still cameras and camera-equipped cellular phones manufactured by or for such licensees. These patents are registered in many of the major worldwide markets and have expiration dates from 2012 through 2014.

Recent technical meetings have identified image compression processes that are incorporated into the design of several digital still cameras that we believe may utilize our patents. In September 2005, we presented a claim chart to one of our existing licensees that indicates that we believe they use our feed forward quantization patent. Additional technical meetings have been scheduled later this year to review these claims. Also, our research indicates that several other digital still camera manufacturers appear to use feed forward quantization in several of their digital still cameras, and claim charts are in process of being prepared for each of these manufacturers. Feed forward quantization is a complex process and patent claims can be subject to varying interpretation. Accordingly, there can be no assurance that digital still camera manufacturers will agree with our conclusions regarding patent infringement or pay royalties on product sales after April 11, 2006, even if their products incorporate these patented processes. We may be required to bring additional litigation in order to enforce these patents. Due to the size of the digital still camera market and because our patents are registered in the U.S. and key international markets, if licensees acknowledge their use of our patents, we could realize a material increase in licensing revenues in future periods compared with the amount of royalties received from our rapid image retrieval patent, but we cannot assure your that this will occur.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of the rapid image retrieval patent, “the 121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding, the remedies available were to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the 121 patent which expires in April 2006. In the separate District Court case we are seeking monetary damages for infringement of the patent. As discussed below, until recently, the District Court suit, although filed, had not proceeded as it was automatically stayed for the duration of the ITC proceeding.

We have had several settlement discussions with Kodak but, although we have negotiated licenses with thirteen other manufacturers of digital still cameras, we believe that it is unlikely that a settlement with Kodak can be reached. Even if we were to have prevailed in the ITC proceeding, the period during which any market exclusion would apply would have been relatively short, and while an ITC proceeding continued it is not possible to pursue a damages claim in District Court. Accordingly, we concluded that our interests were best served by withdrawing our litigation in the ITC in order to accelerate the proceedings in the District Court. The District Court suit seeks damages for unauthorized use of our patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, and we intend to pursue the litigation vigorously. A trial date has been scheduled for December 2006. We understand that work to date on document discovery and the taking of depositions in the ITC proceeding may be useable, in substantial part, in the District Court case, and withdrawal of the ITC case should substantially reduce costs for the next several quarters until commencement of supplemental discovery and preparations for the District Court trial, however litigation costs will continue to be significant. There can be no assurance that this litigation will be successful or that we will be awarded damages, and we will be required to devote significant management resources and to incur significant legal expenses as long as the lawsuit continues. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. Our belief is that withdrawal of the ITC proceeding with Kodak will liberate resources that may be used in enforcing our other digital imaging patents, including feed forward quantization, that have longer lives than 121.

In May 2004, we entered into our first license with a major manufacturer of DVD recorders. Presently, royalties from this licensee are not material to total license revenues, but we expect that license fees from this licensee will increase as their sales of DVD recorders increase. We are in discussions with additional manufacturers who may license our patents for use in DVD and hard disk recorders, which would lead to further increases in royalties from these products, although we cannot assure your that any such increases will occur.

We have also formally notified major manufacturers of camera equipped cellular phones, DVD recorders and cable set top box recorders that are equipped to record still and/or motion video and other consumer products that they may be infringing our patents. We have offered to license our intellectual property at, what we believe are, commercially reasonable rates which provide for lump sum royalty payments on shipments made in periods prior to the execution of the license and running royalty payments computed as a percentage of the selling price of products shipped in future periods. If we are able to successfully complete license agreements covering these products, due to the size of these markets, we would realize a material increase in royalty income. Licensing negotiations have historically taken several years to conclude and in some instances have required us to initiate litigation. Since technical discussions regarding our patents and their potential use in such products have only recently been initiated there can be no assurance that we will successfully conclude licensing agreements in the near term, if at all.

As previously disclosed, we have licensed substantially all of the major manufacturers of digital video camcorders and digital still cameras, the majority of whom have made prepayments covering their liability for the use of any of our patents through April 11, 2006. We do not forecast a material increase in running royalties until Sony becomes obligated to pay recurring royalties on digital video camcorder shipments sold after April 11, 2006 at which time the coverage from their $40 million prepayment will expire. Based on published market share information, we believe that Sony represents approximately twice the combined market shares of those digital video camcorder manufacturers that are currently paying us a total of approximately $5.0 million annually in running royalties. Accordingly, we expect to receive a proportionate increase in annualized running royalties after April 11, 2006. Such amounts are based on current unit shipments and sales prices, which may change in the future, and we cannot assure you that such increases will actually occur. Also, after April 11, 2006 Sony and other manufacturers of digital still cameras will be required to pay royalties if their products incorporate any of our other digital imaging patents, including feed forward quantization. While the market for digital still cameras is estimated at over three times the present market for digital video camcorders, we presently cannot forecast the annualized amount of potential royalties that we might receive from digital still camera manufacturers after April 11, 2006. Even if we prove infringement, we may be required to litigate, which may delay the receipt of royalties into future periods. If we are unable to prove infringement of our other digital imaging patents, we will cease earning royalties from digital still cameras after April 11, 2006. The estimate of royalties in 2006 does not include the proceeds, if any, from the resolution of litigation with Kodak, nor does it assume any additional licenses of DVD recorders or other products, such as camera-equipped cellular phones, where negotiations may take several years to complete. Licensing revenues are subject to significant fluctuations as a result of a number of factors, many of which are beyond our control as discussed elsewhere in this report. See “Risks Related to our Business.” Accordingly, actual royalty revenues realized in 2006 may vary materially from our current estimates.

Our relevant digital imaging patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we marketed to the professional broadcast and postproduction industry in prior years. As discussed above, these patents have expiration dates from 2006 through 2014. After they expire, our future licensing revenues are expected to decline materially.

Product Revenue. Product revenue generated by our Recorders segment decreased to $3.4 million and $11.5 million in the three and nine months ended September 30, 2005 from $4.4 million and $15.8 million in the three and nine months ended September 30, 2004. In the quarter ended September 30, 2005, we were unable to obtain the desired quantity of memory chips due to the long delivery lead times imposed by our suppliers, which caused us to postpone some shipments of our new products from the third quarter into the fourth quarter of 2005. Government agencies and defense contractors are currently our principal market for the Recorders segment. Sales declines have resulted from our decision not to seek new government program involvement with our mass data storage products and to focus our product development and marketing efforts on data acquisition products. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid-state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. If successful, these new products could lead to increased product revenues over current levels. There can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. To date, we have produced a limited number of such products for evaluation by select government agencies and other defense related customers. Revenues in the nine months ended September 30, 2005 and 2004 from such products totaled $4.5 million and $0.7 million, respectively.

Our backlog of firm orders was $9.7 million at September 30, 2005 compared to $5.1 million at September 30, 2004. We were awarded a contract of approximately $6.3 million in the second quarter of 2005 from The Boeing Company for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. We have made initial deliveries of our recorders in the amount of $0.5 million against this contract but the vast majority is scheduled to be delivered over the next two years. This undelivered value of the contract has been included in reported backlog as of September 30, 2005. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders has significantly impacted sales levels and often orders are received late in the quarter making it difficult to predict revenue levels in future periods.

We were also recently approved by the Air Force to provide up to $5.0 million of these newly introduced products, but actual sales under this approval will be subject to purchase orders for specific quantities to be determined by the Air Force from time-to-time.

Service Revenue. Total service revenue generated by our Recorders segment in the three and nine months ended September 30, 2005 was relatively unchanged at $2.2 million and $6.6 million compared to $2.2 million and $6.5 million for the three and nine months ended September 30, 2004. Service contracts received after September 2005 totaled $5.0 million, and will be recognized as revenue over the contract period, which is generally a twelve-month period.

Intellectual Property Costs. There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers and engineers that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as Intellectual Property Costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. Intellectual Property Costs also consist of external legal and accounting costs in investigating the validity and enforceability of our patents, auditing royalty reports and litigating to enforce our intellectual property rights. Such costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the nine months ended September 30, 2005 and 2004, we incurred significant external legal costs in preparing for patent enforcement suits in the ITC and in the District Court that totaled $8.2 million and $3.5 million, respectively. By withdrawing our suit against Kodak in the ITC in order to accelerate our suit in District Court, our external litigation costs are expected to decrease for several quarters until commencement of preparation for the trial that commences in December 2006, although such costs will still be significant. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. We also expect to incur additional costs in future years investigating and analyzing whether manufacturers of consumer digital imaging products are utilizing our digital imaging and data compression technologies. We may also seek to acquire patent portfolios that we believe offer commercial value to our licensing program.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overheads incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 67.1% and 63.4% in the three and nine months ended September 30, 2005 compared to 69.9% and 65.4% in the three and nine months ended September 30, 2004. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. In the nine months ended September 30, 2005 and September 30, 2004, our cost of product revenue included additional inventory reserve provisions of $0.1 million and $0.4 million, respectively, resulting from disposal of scrap material.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 30.5% and 32.2% in the three and nine months ended September 30, 2005 compared to 31.7% and 30.7% in the three and nine months ended September 30, 2004. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 is due primarily to costs incurred to produce prototypes of the DDRs new ruggedized disk and DSRs solid-state memory-based data acquisition recorders. Such costs are expected to continue at the current quarterly run rate as we develop new and enhanced products. We do not currently plan to invest additional resources to develop new formats for our 19-millimeter mass storage products beyond the quad density format. However, we will incur sustaining engineering to support our customers’ requirements.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $3.2 million in the three months ended September 30, 2005 from $3.3 million in the three months ended September 30, 2004 and increased to $11.1 million in the nine months ended September 30, 2005 from $9.2 million in the nine months ended September 30, 2005. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2005	2004	2005	2004
Recorders segment	$1.1	$2.1	$4.4	$4.6
Corporate	2.1	1.2	6.7	4.6

Total	$3.2	$3.3	$11.1	$9.2

In the third quarter of 2004 we relocated our Colorado Springs manufacturing operations to two smaller, more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. On April 15, 2005, Data Systems sold its former manufacturing facility and received net proceeds on the sale of approximately $3.0 million. We recognized a small gain on the sale in the second quarter of 2005, which is included in other (income) expense, net. Costs to maintain the facility pending its sale totaled $0.2 million in the first half of 2005. Costs related to the move and relocation totaled $0.2 million in the three and nine months ended September 30, 2004. These costs have been charged to the Recorders segment’s selling and administrative expenses. Selling and administrative expenses for the Recorders segment for the three months ended September 30, 2004 also included a management performance award accrual of $0.5 million.

Corporate selling and administrative expenses included actuarially determined periodic pension cost for the Ampex pension plan of $0.6 million and $1.8 million in the three and nine months ended September 30, 2005 compared to $0.5 million and $1.4 million in the three and nine months ended September 30, 2004. Such amounts differ from amounts contributed by the Company to the Ampex pension plan. Corporate selling and administrative expenses also included business development expenses to identify new investment opportunities. Business development expenses totaled $0.3 million and $0.8 million in the three and nine months ended September 30, 2005 and $0.2 million and $0.5 million in the three and nine months ended September 30, 2004. In the three and nine months ended September 30, 2004, such costs were offset by incentive fees of $0.4 million and $0.6 million that were assigned to us by the general partner of the investment limited partnership in which we invested. No incentive fees were received in the three and nine months ended September 30, 2005. In 2005, we incurred additional auditing and accounting costs of $0.4 million in connection with the restatement of our prior year financial statements and internal control documentation and evaluation as required by the Sarbanes Oxley Act, additional fees related to our Nasdaq National Market listing of $0.1 million and other legal settlement costs of $0.2 million. We expect to incur additional costs in the next three months of 2005 in documenting, testing and auditing our internal controls as required by the Sarbanes Oxley Act of 2002 and related SEC rules.

Operating Income (Loss). We reported operating income of $1.0 million and $11.1 million in the three and nine months ended September 30, 2005 compared to operating losses of $0.0 million and $0.4 million in the three and nine months ended September 30, 2004. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2005	2004	2005	2004
Licensing segment	$2.7	$0.1	$16.8	$0.3
Recorders segment	0.4	(0.3)	1.1	2.5
Unallocated corporate	(2.1)	0.2	(6.8)	(3.2)

Operating income (loss)	$1.0	$0.0	$11.1	$(0.4)

The increase in operating income in 2005 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Media Pension Costs. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and remain obligated to make pension contributions to that plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.2 million and $0.7 million in the three and nine months ended September 30, 2004. There were no contributions or reimbursements paid by Quantegy in the three and nine months ended June 30, 2005 and no additional reimbursements are expected as Quantegy has filed for bankruptcy protection.

Interest Expense. Interest expense decreased in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 due to the significant repayment of senior debt of $62.4 million in the fourth quarter of 2004 and $10.4 million in the second quarter of 2005. We made cash payments of interest totaling $2.4 million and $0.5 million in the nine months ended September 30, 2005 and 2004, respectively. Interest not paid in cash in 2004 was capitalized and added to the principal amount of the related debt obligation.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008. We included an additional amortization charge of $0.2 million in the nine months ended September 30, 2005 based on the significant redemption payments made against the 12% Senior Notes.

Interest Income. Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net. On April 15, 2005, Data Systems sold its former manufacturing facility and received net proceeds on the sale of approximately $3.0 million. We recognized a gain in other (income) expense of $0.5 million on the sale in the second quarter of 2005. Other (income) expense, net for the three and nine months ended September 30, 2004 included a net gain of $0.4 million on the sale of assets, which were substantially fully amortized and disposed of in connection with the relocation of our Colorado Springs manufacturing operations to more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. Other (income) expense, net for the three and nine months ended September 30, 2005 and 2004 also included foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for (Benefit of) Income Taxes. Our effective tax rate for 2005 was lower than the statutory rate due to the anticipated utilization of net operating loss carry forwards and timing differences. The provision for income taxes in the three and nine months ended September 30, 2005 and 2004 consisted primarily of federal and state alternative minimum taxes in 2005 and withholding taxes on royalty revenue in both periods. At December 31, 2004, we had net operating loss carry forwards for income tax purposes of approximately $178 million, expiring in the years 2005 through 2023. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004, a new U.S./Japanese tax treaty eliminated withholding taxes on royalty payments. Prior to July 1, 2004, our Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Equity in Income of Limited Partnership, Including Sale of Investment. We made an investment in a limited partnership in 2003, which we accounted for under the equity method of accounting. During the three and nine months ended September 30, 2004, the partnership sold or distributed to its partners all of its remaining investments in a publicly held British promotional products company and we recognized our pro rata share of the gain on the sale of $1.7 million. We received total distributions of $3.3 million on our $1 million investment, which included incentive fees earned of $0.6 million from the carried interest assigned from the general partner. No further investment activities are envisioned by this partnership, which has wound up its affairs.

Income from Discontinued Operations. In the three and nine months ended September 30, 2004, we recognized income of $0.4 million on previously discontinued operations, largely due to favorably concluding our obligations with respect to leased facilities previously occupied by these discontinued operations.

Net Income (Loss). We reported a net loss of $0.2 million in the three months ended September 30, 2005 and net income of $8.3 million in the nine months ended September 30, 2005 compared to a net loss of $1.5 million and $6.0 million in the three and nine months ended September 30, 2004, respectively, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) also includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended September 30, 2005 and 2004.

Liquidity and Capital Resources

General. Cash and marketable securities totaled $11.7 million at September 30, 2005. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at September 30, 2005 totaled $25.5 million.

In 2004, after several years of negotiations, we instituted litigation in the ITC and in the District Court against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the possible threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. We spent $4.9 million during the twelve months ended December 31, 2004 and $8.2 million in the nine months ended September 30, 2005 in connection with these suits. Although two of these suits were settled by entering into license agreements with Sanyo Electric Ltd. and Sony in 2004, the suit against Kodak continues. In August 2005, we withdrew our ITC suit with Kodak in order to accelerate related litigation in the District Court. Management believes this will liberate resources that may be used to enforce other patents that have longer lives. However, we may decide to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed on acceptable terms. Any such additional litigation could cause our litigation costs to increase, and any such increases could be material.

Cash Flow. We used cash from continuing operating activities totaling $4.2 million in the nine months ended September 30, 2005 compared to using cash from continuing operations of $7.0 million in the nine months ended September 30, 2004. The change in cash flow resulted primarily from the increase in licensing revenue offset in part by the excess of pension contributions over pension costs and the amortization of deferred revenue on service contracts, the majority of which have renewal dates in the fourth quarter. Cash used by discontinued operations totaled $0.4 million and $0.6 million in each of the nine months ended September 30, 2005 and 2004, respectively.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from a former affiliate, should be sufficient to satisfy all projected cash obligations through at least September 2006.

Senior Debt. As of September 30, 2005 we had outstanding approximately $25.5 million of total borrowings, which includes approximately $5.6 million under our 12% Senior Notes due 2008 and $19.9 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years and one of our objectives is to repay all of the Senior Notes before the end of 2006, although we cannot assure you that we will be able to do so.

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by our restricted subsidiaries and us. In the event of default, the holders of the Senior Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and to apply amounts collected to repayment of the Senior Notes.

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

	Estimated Pension Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2005	$—	$240
2006	1,641	7,827
2007	11,224	1,725
2008	6,478	2,326
2009	2,730	764
2010	1,170	—

	$23,243	$12,882

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable for the remainder of 2005 and the first nine months of 2006 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
October 2005	$—	240
January 2006	—	240
April 2006	—	1,225
July 2006	231	1,225
September 2006	—	3,912

	$231	$6,842

We have made the October 2005 pension contribution.

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

At our request, Hillside made pension contributions totaling $20.7 million pertaining to the Ampex pension plan and the Media pension plan. We issued Hillside Notes in the amount of these pension contributions and amounts advanced in prior years. Hillside made a pension contribution totaling $5.9 million in September 2005 and we issued an additional Hillside Note in the same amount, as discussed below.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term Federal rate (effective rate of 8.20% at September 30, 2005). We granted to Hillside a security interest in Data Systems’ inventory as collateral for advances, which it is required to make pursuant to the agreement. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements. During the three months ended September 30, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the three months ended September 30, 2005, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2004 Form 10-K.

Transactions in Our Common Stock. In May 2005, our Board of Directors approved amendments to our insider trading policy in order to permit our officers, directors and other insiders to enter into trading plans or arrangements for systematic trading in our Class A Common Stock, provided that such plans satisfy the requirements set forth in Rule 10b5-1 under the Exchange Act. Accordingly, some of our officers, directors and other insiders have established such trading plans and entered into transactions in our Class A Common Stock, as permitted by Rule 10b5-1 and our amended insider trading policy. Our officers, directors and other insiders and stockholders may also enter into transactions in our common stock pursuant to registration statements already filed or to be filed with the SEC in the future, pursuant to Rule 144, or otherwise.

Recent Pronouncements

In June 2005, the FASB issued FSP issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the effect that the adoption of FSP 143-1 will have on our consolidated results of operations and financial condition, but we do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. We expect to use the Black-Scholes valuation model in determining the fair value of share-based payments to employees and directors, and to amortize such amounts to compensation cost on a straight-line basis. We expect to apply the modified prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.

We are evaluating the requirements of SFAS 123R and the effect the adoption of SFAS 123R, including Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R, will have on our consolidated results of operations and financial position but has not yet determined whether the effect of adopting SFAS 123R will be material, or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our financial position, cash flows or results of operation, but we do not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our financial position, cash flows or results of operations, but we do not expect it to have a material impact.

Risk Related to our Business

Our operating results and income have fluctuated significantly in the past and will continue to fluctuate, and we may not be profitable in the future.

Our revenues and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	receipt of lump sum, prepaid and ongoing licensing royalties;

•	product sales by licensees;

•	new licenses with licensees

•	litigation expenses;

•	debt repayments and interest expense;

•	the amount and timing of pension contributions and related funding obligations;

•	customer ordering and government spending patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements; and

•	order cancellations.

For example, our licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the timing and negotiated terms of patent settlement agreements in any particular period, the extent to which third parties acknowledge use of our patented technology, the extent to which we must pursue litigation in order to enforce our patents to protect our business, and the ultimate success of our licensing and litigation activities. Licensing revenue also depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. For the nine months ended September 30, 2005, we had licensing revenue of $26.5 million and net income of $8.3 million, as a result of the recognition of significant royalty receipts for past and, in some cases, future use of our patents. For the nine months ended September 30, 2004, however, we only had licensing revenues of $4.9 million and reported a net loss of $6.0 million. Similarly, our Recorders segment revenues may fluctuate significantly in future periods. While this segment reported operating income for the nine months ended September 30, 2005 and 2004, its business is dependent on the funding of government defense programs, which may come under increased pressure in the future, leading to a decline in sales. In addition, a substantial portion of our Recorders segment backlog at a given time is normally shipped within one or two quarters thereafter, and revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. However, at September 30, 2005 our backlog included the undelivered portion of an order from The Boeing Company for our new instrumentation recorders, totaling approximately $5.8 million, to be delivered over the next two years.

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

Our licensing revenues may be adversely affected due to the expiration of our rapid image retrieval patent on April 11, 2006. As of September 30, 2005, we have licensed substantially all of the major manufacturers of digital still cameras, the majority of whom have made prepayments covering their liability for the use of any of our patents through April 11, 2006. After April 11, 2006, manufacturers of digital still cameras will be required to pay royalties if their products incorporate any of our digital imaging patents, including our feed forward quantization patent, use of which is currently being studied. Although the potential royalties from digital still camera manufacturers could be substantial, if we are unable to prove infringement of our digital imaging patents, or if our patents are deemed invalid, our royalties from digital still cameras after April 11, 2006 could be materially and adversely affected.

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

Unless we are able to develop or acquire new patents in the digital imaging field or other fields, our licensing revenues will expire in 2014. Moreover, if other companies develop patented proprietary technology similar to ours or competing technologies, our competitive position will be weakened and we may experience reduced license revenues.

Our revenues and operations may be adversely affected if we are not successful in our current and future legal actions or proceedings.

The success of our Licensing segment depends upon the validity of our digital imaging patents, which are used by manufacturers of consumer digital imaging products. In 2004, we initiated litigation to enforce one of our digital still camera patents and we may decide to initiate additional litigation against other manufacturers of digital still cameras and other products to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. We also face the risk that a court could rule that our patents are invalid or not infringed, causing existing licensees to discontinue payments to us, and the risk of possible assertions of counterclaims.

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

Our and Media’s defined benefit pension plans were frozen in 1994, but remain substantially underfunded. At September 30, 2005, unfunded accumulated plan benefit obligations under the pension plans totaled $43.4 million and $19.0 million, respectively, and have been recognized as liabilities on our consolidated balance sheet.

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

Under a Joint Settlement Agreement between us, Hillside and the Pension Benefit Guaranty Corporation, Hillside is required to advance pension contributions for our and Media’s pension plan in the event that we cannot make them. At our request, to date Hillside has made pension contributions totaling $20.7 million pertaining to the Ampex and the Media pension plans, which includes a pension contribution of $5.9 million in September 2005. When Hillside advances pension contributions, we become indebted to Hillside, and we issue an equivalent amount of Hillside Notes. In future years, we may request Hillside to fund additional pension contributions under the Ampex and/or Media pension plans if we are unable to make the payments ourselves. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside and, except for the provisions of the Joint Settlement Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.

As of September 30, 2005, we had outstanding approximately $25.5 million of total borrowings, which includes approximately $5.6 million under our 12% Senior Notes due 2008 and $19.9 million of Hillside Notes that at September 30, 2005 bear interest at 8.20% per annum. The Hillside Notes were incurred in connection with pension contributions advanced by Hillside in 2005 and prior years. The 12% Senior Notes are secured by liens on our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which could increase our interest expense in future periods. If we default in our obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

We have limited liquidity with which to conduct our operations. While we had cash and marketable securities of $11.7 million at September 30, 2005, substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which totaled $25.5 million at September 30, 2005. In addition to our debt service obligations, we are obligated to make future pension contributions to our and Media’s pension plans, which we estimate will total $36.1 million over the next six years. While our management believes that our liquidity, coupled with anticipated patent licensing revenue and our ability to borrow pension contributions from Hillside, should be sufficient to satisfy our projected cash obligations through at least September 2006, there can be no assurance that we will be able to satisfy these obligations in future years. Furthermore, our limited liquidity may harm our ability to operate or grow our business.

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

If we are unable to respond to rapid technological change or to develop new products, our revenues and results of operations will be adversely affected.

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

Our Recorders segment purchases certain components and magnetic media products from a single or a small number of domestic or foreign manufacturers. Significant delays in deliveries or defects in such components may, from time-to-time, adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we depend or to deliver those products to us on a timely basis, may be limited. These suppliers may require us to purchase lifetime quantities of their products or components, which may cause our inventories to increase beyond levels required to support current revenues. We do not generally enter into long-term raw materials or components supply contracts. Accordingly, if we experience problems with these manufacturers, we could fail to obtain sufficient resources to operate our business successfully.

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

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are currently engaged in various environmental investigations, remediation and/or monitoring activities at several sites located off our facilities. There can be no assurance we will not ultimately incur liability in excess of amounts currently reserved for pending environmental matters, or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at manufacturing sites and disposal sites used by Media when it was our subsidiary. On January 10, 2005, Media filed for Chapter 11 reorganization. At September 30, 2005, we have included an estimate of future clean up costs of Media sites of $2.4 million, which is included in net liabilities of discontinued operations.

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

We expect to become an accelerated filer on December 31, 2005 based on the market value of our common stock on June 30, 2005. As a result, we will be documenting and evaluating our internal control systems in order to allow management to report on the effectiveness of our internal control over financial reporting and our registered independent public accounting firm to attest to this report in our Form 10-K annual report for the fiscal year end December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act. We will perform the system and process evaluation and testing (and implementing any necessary remediation) required in an effort to comply with these report and attestation requirements and expect to incur additional expenses and devote significant management time towards completing actions required for management’s evaluation. The evaluation and attestation processes required by Section 404 are new to us and we have limited experience in testing and complying with these requirements. While we will develop and implement plans to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations because we will be undergoing the process for the first time in a regulatory environment where the standards to assess adequacy of compliance are evolving. We cannot assure you that there may not be significant deficiencies or material weaknesses that would be required to be reported as a result of the process. In addition, we cannot assure you that we will timely complete actions required for management’s evaluation according to a timetable that will permit our registered independent public accounting firm to timely complete its assessment of our internal control over financial reporting and attest to management’s report, which development may subject us to regulatory investigations and sanctions and lead to a loss of confidence in our internal control over financial reporting. Any such action could adversely affect our financial results and the market price of our common stock.

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

Future sales or the possibility of future sales of substantial amounts of our common stock by our officers and directors may cause the price of our common stock to decline.

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

As of the record date for our 2005 Annual Meeting of Stockholders, our executive officers and directors beneficially owned or controlled, in the aggregate, approximately 17.8% of our outstanding common stock. As a result, they may be able to influence matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. Our existing principal stockholders, executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation conducted under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of September 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were significant changes in our internal control over financial reporting identified in management’s evaluation during the first nine months of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes are described below.

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

We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of our 2004 Annual Report on Form 10-K and that these measures have been effective to ensure that information required to be disclosed in this September 2005 Form 10-Q has been recorded, processed, summarized and reported correctly. We are in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and expect that testing of these controls will be substantially completed by the end of our fourth fiscal quarter of 2005. We will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of our patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding the remedies available are to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the 121 patent which expires in April 2006. In the separate District Court case, we are seeking monetary damages for infringement of the patent. As discussed below, until recently the District Court suit, although filed, had not proceeded as it was automatically stayed for the duration of the ITC proceeding.

We have had several settlement discussions with Kodak but, although we have negotiated licenses with thirteen other manufacturers of digital still cameras, we now believe that it is unlikely that a settlement with Kodak can be reached. If we were to prevail in the ITC proceeding, the period during which the relief could apply is relatively short, and while the proceeding continues we are unable to pursue our damages claim in District Court. Accordingly, we have concluded that our interests are best served by withdrawing our litigation in the ITC, and made a motion to withdraw on July 29, 2005, which was granted on August 5, 2005. The effect of withdrawal will be to recommence the proceedings in the District Court at an earlier date instead of several months later, after a final decision would have been reached in the ITC. The District Court suit seeks damages for unauthorized use of our patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, and we intend to pursue the litigation vigorously. A trial date has been scheduled for December 2006. We have been advised that the work to date on document discovery and the taking of depositions in the ITC proceeding may be useable, in substantial part, in the District Court case, and withdrawal of the ITC case should reduce costs over the next several quarters until the District Court trial begins, although such costs will still be significant. There can be no assurance that this litigation will be successful or that we will be awarded damages, and we will be required to devote significant management resources and to incur significant legal expenses as long as the lawsuit continues. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than 121 in digital cameras and other digital consumer products and may decide to initiate litigation to enforce these patents in future periods. Our belief is that withdrawal of the ITC proceeding will liberate resources that may be used in enforcing patents that have longer lives than 121.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have three environmental investigations, remediation and/or monitoring activities outstanding at September 30, 2005. Some of these activities involve the participation of state and local government agencies. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for reorganization under Chapter 11 of the Bankruptcy Code. We had been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the second quarter of 2005, we determined that there is no further liability with respect to the Superfund sites. In the one Superfund site associated with our operations, we entered into a settlement agreement with the EPA as a de minimus participant and paid the required settlement of approximately $24,000. The remaining three Superfund sites were associated with the operations of Media. The Company has determined, with the advice of outside legal counsel, that the EPA terminated its proceedings in these matters by acknowledging completion of removal activities or by the entry of consent decrees. During 2004 and the nine months ended September 30, 2005, we spent a total of approximately $127,000 and $141,000, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.5 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at September 30, 2005, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.4 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. These liabilities have not been discounted. Based on facts currently known to Management, we believe we have no contingent liability in connection with such pending matters, either individually, or in the aggregate, that are material to our financial condition, cash flow or results of operations or material to investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the third quarter of 2005 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the third quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

Since the filing of our 2005 proxy statement, dated April 29, 2005, we have implemented certain changes to the procedures by which our stockholders may recommend nominees to our Board of Directors. Specifically, the Board recently appointed a Nominating and Corporate Governance Committee which, among other things, will be responsible for reviewing the composition of the Board and recommending nominees for election to the Board. The Nominating and Corporate Governance Committee will identify and evaluate potential nominees from a variety of sources, including nominees recommended by our stockholders.

The members of the Nominating and Corporate Governance Committee are Douglas T. McClure Jr., Peter Slusser and William A. Stoltzfus, Jr., each of whom is an “independent” director within the meaning of the Nasdaq listing standards. The Nominating and Corporate Governance Committee operates under a charter, which is not currently posted on our website, but a copy of which will be included as an appendix to our proxy statement for our 2006 Annual Meeting and Proxy Statement. Qualifications and responsibilities of directors are described in our Corporate Governance Guidelines, a copy of which is available on our website at www.ampex.com.

Stockholders may recommend director candidates by submitting the name and pertinent information about each candidate to the Nominating and Corporate Governance Committee care of our Secretary, Joel D. Talcott, Esq. at 1228 Douglas Avenue, Redwood City, CA 94063, within the time frame specified in our 2005 proxy statement under the caption “Stockholder Proposals for 2006 Annual Meeting.” The Nominating and Corporate Governance Committee will consider such candidates, and will evaluate them on the same basis as candidates recommended by management or the Board. Stockholders of record may also nominate directors for election to the Board by following the procedures described in our By-Laws.

ITEM 6. EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: November 14, 2005	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: November 14, 2005	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2005

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