Form 10-K
period 2005-12-31
AMPEX CORP /DE/
filed 2006-03-30
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $126,335,941.50, based on a price of $39.30 per share, which was the closing price of the Registrant’s Class A Common Stock on the Nasdaq National Market on that date. The Class A Common Stock is the only class of common stock outstanding.

As of February 28, 2006 there were 3,809,273 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

AMPEX CORPORATION

FORM 10-K

Year Ended December 31, 2005

i

PART I

ITEM 1.	BUSINESS

Introduction

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During our 61-year history, we have developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. We currently hold approximately 550 patents and patent applications covering digital image processing, digital image compression and recording technologies. We leverage our investment in technology through our corporate licensing division that licenses our patents to manufacturers of consumer electronics products. Through our wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), we also incorporate this technology in the design and manufacture of very high performance data storage products, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment primarily includes the sale and service of data acquisition and instrumentation recorders (which record data and images rather than computer information), and to a lesser extent mass data storage products, all of which are made by our manufacturing subsidiary, Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital video products through our corporate licensing division. Our products and licensing activities are described below under “Patent Licensing Segment,” “Recorders Segment” and “Patents, Licenses and Trademarks.” For information regarding revenues, income or loss, assets and other financial data for each business segment for each of our last three fiscal years, see Note 19 of the Notes to Consolidated Financial Statements and “Business Segments” under Item 7 below. For financial information relating to our operations in various geographic areas, see Note 20 of the Notes to Consolidated Financial Statements.

We incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to “Ampex” include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. Our principal executive offices are located at 1228 Douglas Avenue, Redwood City, California 94063, and our telephone number is (650) 367-2011. Our Class A Common Stock is quoted on the NASDAQ National Market under the symbol “AMPX.” We also maintain a website on the Internet at www.ampex.com.

Our trademarks used in this report include “Ampex”, “DCT”, “DST”, “DCRsi”, “DIS”, “DDRs” and “DSRs”, which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information for electronic filers (including us) at its website www.sec.gov. We make available free of charge on or through our Internet website located at www.ampex.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC, our Code of Ethics, and certain other documents.

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

Licensing Segment

Overview

Ampex has a significant portfolio of patents that results from investments in research, development and engineering that we have made to design and improve the products made by our manufacturing subsidiary, Data Systems. In general, our products have been designed for demanding and specialized professional television or intelligence gathering use and have, therefore, been too expensive for sale to individual consumers. However, we have found that, in many instances, patented innovations in performance or features developed for the professional markets have later been adopted in consumer products, typically 7-10 years later.

In order to generate revenues from the consumer markets that we do not sell in directly, we license our patents to manufacturers of consumer electronics in return for royalties based on the value of their sales. In 1968, we licensed our first manufacturer of consumer videocassette recorders (“VCRs”) and subsequently we licensed essentially every significant manufacturer of VCRs in the world. As our earlier patents expired, we developed new patented inventions and licensees continued to pay royalties to be able to incorporate these new patents in their VCRs. As a result, our royalty income has continued. In the period 1990 to 2000, our licensing income fluctuated significantly but averaged $16 million per year. VCRs were based on analog video technology. We ceased to develop analog technology many years ago. Most of the relevant patents expired by 2001 and our licensees no longer pay significant royalties on analog products. However, Ampex’s research and development in the field of digital video recording resulted in patents which have found application in digital camcorders, digital still cameras and we believe other products that record still or motion video images. All significant manufacturers of these products, except one, have now taken licenses under certain of our patents. We are in active negotiations with several of our licensees and other manufacturers regarding their use of certain additional patents on which we are not receiving royalties, which we believe they currently infringe.

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

Digital image compression, which was developed by Ampex and by several other companies, has been a key factor making it possible to produce new generations of digital consumer imaging products at affordable prices. Products that store images without compression have remained too inefficient and expensive. Compression lowers component costs and also reduces size, power consumption and data storage requirements, which are crucial to making devices that are portable.

The adoption of digital technology in consumer markets also resulted in a technical convergence among consumer products. For example, in the analog era, still video images were captured on chemical film while motion video was captured on magnetic videotape. Today’s digital products use common technologies so that digital still cameras can record motion video as well as still video images, digital video recorders can record still video images as well as motion video, and some digital cellular telephones can record and transmit both types of video images. This convergence has been important to Ampex because it has enabled us to broaden the markets that our licensing program can address. During the period that we licensed analog technology, substantially all of our royalties came from VCRs. Most of our analog VCR patents expired in 2001 and we no longer receive significant licensing revenues on these patents. In 2003 most of our royalties were from digital video camcorders. In 2004 and 2005, we continued to generate significant royalties from digital video camcorders but the majority of our licensing revenues came from digital still cameras, and we also generated royalties from DVD recorders. These are markets in which Ampex had never previously licensed its patents.

Patents

Due to the number of patents that we hold and the complexity of the technology, it is not possible for us to know with certainty which of our patents are the most significant. However, currently it is our opinion that our most significant patents fall into the four areas described below, which are generally relevant to digital consumer imaging products. Also, it is our policy to license a portfolio of our patents in order to provide our licensees with the maximum amount of design freedom. Whether our licensees use one or several of our patents, the royalty rate is unaffected. We do not receive information from our licensees as to which specific patents they actually use at any point in time.

Rapid image retrieval has been responsible for the majority of the license income that we earned in 2005 and 2004 from digital still cameras. In this area we have only one patent that remains in force. This patent is used in the creation, storage and retrieval of “thumbnail” images, which allow users to select a particular picture, quickly, from a large number held in electronic storage. We believe that this patent is widely used in digital still cameras and possibly also in camera-equipped cellular telephones. The related foreign patents expired in 2004 and the US patent will expire on April 11, 2006. If we are unable to validate that our licensees utilize at least one of our other digital imaging patents discussed below, our licensing revenues from digital still cameras will cease after April 11, 2006.

Image data shuffling patents are used to reduce the amount of data required to transmit or record an image. These patents expire at various dates through 2013 and have been issued in the USA, France, Great Britain, Germany, Japan, Korea and Taiwan. We believe that these patents are necessary for the production of digital video camcorders because they are included in applicable technical standards. We believe it is possible that they also may be used in DVD recorders and set top cable boxes that are equipped to record video (“cable boxes”). The technology is useful in compressing either still or motion video images and we believe it is possible these patents may be used or useful in digital still cameras and possibly in camera-equipped cellular telephones.

Feed forward quantization patents are also useful in reducing the amount of data required to transmit or record images, principally video images. These patents expire at various dates through 2012 and have been issued in the USA, France, Great Britain, Germany, Korea and Taiwan. We believe that these patents are necessary for the production of digital video camcorders in order to comply with applicable technical standards. We believe that these patents may be used in DVD recorders and cable boxes. We also believe that they may be used or useful now or in the future in digital still cameras and camera-equipped cellular telephones that have the capability to record still and motion video.

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

Markets and Customers

The major product categories from which we receive royalty income at present are:

Digital video camcorders.    In 2005, we received recurring royalties from three manufacturers of these products totaling approximately $5.1 million. Additionally, under an agreement concluded in July 2005, Samsung Electronics, Co., Ltd. has prepaid $2.75 million to us for the right to use our patents in digital video camcorders, through 2008. Also, as a result of a prepaid licensing agreement concluded in 2004 that expires in April 2006, we do not receive current licensing income for these products from Sony. Commencing in the second quarter of 2006, Sony will be required to pay recurring royalties based on the value of its sales in countries where our patents are in force and infringed by their products. Based on market research and published financial data, we believe that Sony’s sales of digital video camcorders are significantly greater than those of the licensees who pay us currently. Accordingly, we expect that, commencing in the second quarter of 2006 when Sony becomes obliged to pay royalties to us currently, our recurring royalties from digital video camcorders should increase significantly from current levels, assuming sales levels remain the same.

Digital still cameras.    In 2005, we received approximately $20.4 million of royalties for use of our patents in digital still cameras. Of this amount, approximately $4.5 million represents recurring royalties and approximately $15.9 million represents negotiated settlements covering past use of Ampex’s patents and, in some cases, a prepayment of royalty obligations through April 11, 2006. April 11, 2006 coincides with the U.S. expiration of our rapid image retrieval patent (“121”), which is used in digital still cameras and in certain camera-equipped cellular phones. While our digital still camera license agreements permit our licensees to use our portfolio of digital imaging patents, by agreement, we are currently receiving royalties only on the ‘121’ patent. To date, this is the only patent we have chosen to litigate. We have analyzed several digital still cameras and believe that many utilize our feed forward quantization patent. We have provided claim charts to three licensees that allege infringement of this patent and we expect to issue additional claim charts to other licensees or manufacturers during 2006 if further testing indicates that their products infringe our patents. We have scheduled additional technical and business meetings to discuss our claim charts and believe that several additional meetings will be required over the next six to nine months until we can conclusively determine whether or not our feed forward quantization patent is being used. In addition to our feed forward quantization patent, our image data shuffling and high-speed data decoding patents may be used or useful in these products but we have not done sufficient testing to support the issuance of patent claim charts on these other digital imaging patents at this time. In exchange for a favorable royalty on future product sales, certain digital still camera licensees have agreed to provide us with access to technical information in order for the parties to confirm whether any of our other digital imaging patents, including our feed forward quantization patent, are being utilized in digital still cameras and camera equipped cellular phones manufactured by or for such licensees. To date, we have entered into licenses for the use of our patents in digital still cameras with Canon Inc., Casio Computer Co. Ltd., Fuji Photo Film Co. Ltd., Funai Electric Co. Ltd., Konica Minolta Holdings, Inc., Matsushita Electric Industrial Co. Ltd., Nikon Corporation, Olympus Corporation, Pentax Corporation, Samsung Techwin Co. Ltd., Sanyo Electric Co. Ltd., Sony Corporation and Victor Company of Japan.

Although our rapid image retrieval patent expires on April 11, 2006, our other digital imaging patents are registered in many of the major worldwide markets and have expiration dates through 2014. In the event that additional patents are infringed by manufacturers of digital still cameras, we would expect to receive royalties over the remaining lives of these patents on product shipments after April 11, 2006. Also, because these patents are in force in most worldwide markets we would expect that the level of annual recurring royalties would be greater than amounts received in 2005 since our “121” patent is presently only in force in the U.S. However, it may be necessary to incur additional expenses for litigation to enforce our patents, which we are prepared to do. Also, while we believe that other Ampex patents may be used in digital still cameras now or in the future, we cannot assure you that this belief is correct. Therefore, after April 11, 2006, our digital still camera royalties may be materially reduced or eliminated.

Camera equipped cellular telephones.    At present we have two licensees for these products, one of which has prepaid its obligation through April 2006. Based on current trends, which are for cellular telephones to record higher resolution still images or significant amounts of video, we believe that these products will be required to employ high levels of image compression which may involve the use of our patents. We have notified many major manufacturers of camera-equipped cellular telephones that we believe they may be infringing certain of our patents. We cannot assure you that these products infringe our patents now or will do so in the future, or that we will be able to negotiate any licenses for these products. Our discussions are in an early stage and are likely to require substantial exchanges of technical and business information before we can be certain that our patents have been infringed. As a result, we believe it is not likely that we will generate significant income from these products in 2006, and if our negotiations are unsuccessful we may have to initiate litigation to enforce our patents at some time in the future.

DVD recorders and cable boxes.    In 2004, we were approached by a consumer electronic manufacturer that planned to introduce a line of DVD recorders. We concluded a license with this company that also covers use of our patents in video recorders utilizing hard disks (“PVR’s”) or DVD storage. In 2005, less than 5% of our licensing revenue was generated by this licensee and future royalties will be dependent on the value of sales achieved by this licensee. We believe that other manufacturers of DVD recorders and PVRs may be using one or more of our patents. We are currently in discussion with another major manufacturer of DVD recorders concerning a license of our technology. At present we cannot assure you that we will be able to conclude any additional licenses for our DVD recorder and PVR related patents.

We are continuing to review other categories of products such as digital television receivers for potential licensing opportunities but have not yet concluded that any of our patents are being used.

Many of our patents that are relevant to consumer products are the result of design work on professional and broadcast television products. These are markets that we do not at present pursue actively. Therefore, as our patents that are useful in consumer products expire, we may not be able to replace them, with the result that we might cease to receive patent royalties in the future. We will give consideration to funding new research and development projects in the digital imaging field or to the acquisition of patents from others. No decisions in this regard have been taken and there can be no assurance that any new licensable patents will be developed or acquired.

Recorders Segment

Products

All of our products are manufactured by Data Systems and are comprised of very high performance instrumentation and mass data storage products. High performance recorders reproduce data at higher speeds and store larger volumes of data than in general purpose recording devices. Instrumentation recorders capture digital data that is usually generated by a sensor or other devices. Examples include satellite telemetry information and flight test data. Our mass data storage products consist of our 19-millimeter scanning recorders and robotic library systems and related tape and after-market parts. Helical scanning 19-millimeter tape recorders were initially commercialized for the professional broadcast market and utilize a unique recording tape format that is partitioned to permit faster data access and greater storage than possible with linear tape drives that are generally used in typical computing environments. Library systems allow for scalable storage by assembling tape cartridges in multiple racks that can be quickly accessed by the tape drive. Data Systems also continues to offer spare parts to repair professional video recorders and other products that it previously manufactured and marketed to the television production and post-production industries. However, sales of spare parts of legacy television products accounted for less than 10% of total Recorders segment revenue in all periods reported herein. For information concerning revenue for each product group comprising in excess of 15% of consolidated revenue and other information relating to our operating segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Data Acquisition/Instrumentation Products.    We have been well established for more than 50 years as a supplier of instrumentation recorders. We have supplied these recorders primarily to government agencies for use in data collection, satellite surveillance and defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Our instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on foreign aircraft. We believe they are well suited to these demanding aeronautical applications and other applications involving comparable data-gathering challenges in extreme environments, because of their performance and reliability.

Our principal data acquisition/instrumentation products currently are the DDRs 400, DSRs 440 and DSRs 400B. These are disk and solid-state memory based recorders, which are plug-compatible replacements for the Company’s tape-based DCRsi instrumentation recorders for ease of data transfer, analysis and archival storage. The removable, hermetically sealed disk cartridge based DDRs 400 instrumentation disk recorder offers a sustained data rate of 400 megabits per second (“Mb/s”) and storage capacity of up to 640 gigabytes (“GB”). The DDRs 400 is used in airborne image recording, telemetry data and acoustic sonar data acquisition and in flight test and radar development applications. The DSRs 440 and DSRs 400B solid state recording systems include removable, flash memory cartridges and are specifically designed for airborne applications requiring rapid data rates and large storage capacities in a small, rugged and lightweight package. The DSRs 440 offers a sustained data rate of 400 Mb/s and an expandable storage capacity of up to one terabyte (“TB”). The DSRs 400B offers a sustained data rate of 600 Mb/s and storage capacity of up to 500 GB. The Company also offers a “Multiplexer” product line that can be internally or externally configured with the DDRs and DSRs product line to enable simultaneous capture of multiple channels of data input in mission critical applications.

The Company continues to offer its tape-based DCRsi 240, DCRsi 120 and DCRsi 75 digital instrumentation recorders. Tapes from these recorders are fully interchangeable. The DCRsi recorders are rugged, highly reliable and compact recorders that permit uninterrupted data capture from fractions of a megabit per second up to 240 megabits per second over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48GB of data at a record/reproduce rate of up to 240 Mb/s. The DCRsi 120 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 120 MB per second. The DCRsi 75 recorder is our lowest cost DCRsi model with a record-reproduce rate of 75 MB per second. These products are designed for data interchange between locations and agencies. In ground-based applications, which generally are less harsh environments that do not require the ruggedness of a DCRsi recorder, our 19-millimeter DST and DIS mass data storage products can also perform the storage and analysis functions of DCRsi products.

To date, we have shipped our new disk and solid-state memory based products to various U.S. and foreign governmental agencies. Orders for these products have generated an increase in backlog at December 31, 2005 to $9.1 million from $3.7 million at December 31, 2004. In addition, we were also approved by the U.S. Navy to provide up to $5.0 million of these newly introduced products. This arrangement is excluded from backlog at this time. Future deliveries under this approval will be subject to receipt of purchase orders over the next three years for specific quantities to be determined by the U.S. Navy from time to time. Government programs, which utilize these products, have lead times of several years before significant revenues are generated.

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

19-millimeter Products.    Our 19-millimeter tape based products include our DST and DIS tape drives and library systems and use core technology developed by us for our digital video recorders. Our DST tape drives are used to store digital data in formats such as SCSI and fibre channel that are typically utilized in the computer industry. Our DIS tape drives use specialized instrumentation formats that are primarily used in intelligence gathering. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 100 to 660GB per cartridge in quad-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 to 12.8 terabytes (“TB”) of storage capacity while occupying only a fraction of the floor space required by competing storage systems. Expansion modules can expand the DST library storage capacities up to approximately 100 TB. DST and DIS tape drives offer rapid access times to vast amounts of data that is maintained “near online” to allow it to be retrieved/archived quickly from/to very large data bases. We manufacture our 19-millimeter products to customer order. Since our Recorders segment is primarily focused on our data acquisition and instrumentation products, we do not currently intend to invest additional development resources to extend the life of our 19-millimeter products beyond the quad density format. However, we will conduct sustaining engineering to support our current customers’ requirements. See “Markets,” “Distribution and Customers,” “Competition,” and “New Product Development and Industry Conditions.”

Other Products.    Data Systems’ other products are primarily television after-market products (including spare parts) relating to television products that we manufactured in prior periods and continue to support.

Markets

Data Acquisition/Instrumentation Recorders.    Data Systems’ DDRs, DSRs and DCRsi recording drives are designed to acquire large volumes of data in stressful physical environments, and are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of aircraft. These products are used by U.S. and foreign military and intelligence agencies (including those of Germany, Japan and the United Kingdom), as well as by manufacturers of commercial airplanes, such as Boeing Corporation, and other foreign airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments. Our DSRs and DDRs products have been developed to replace over several years a large installed base of DCRsi tape-based recorders.

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

19-Millimeter Products.    Our 19-millimeter mass storage tape drives and library systems are optimized for applications that must handle large amounts of data, such as those that process and store images, digital video and streaming data. Government intelligence data gathering and archival storage are our principal markets.

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

We currently operate a total of six sales and service offices, including four in the U.S., one in Japan and one in the United Kingdom.

Our sales to U.S. government agencies (either directly or indirectly through government contractors) represented approximately 59% of Recorders segment revenue in fiscal 2005 compared to 70% in fiscal 2004 and 72% in fiscal 2003. Products sold for U.S. government use include primarily data acquisition instrumentation recording systems. Sales to government customers are subject to customary contractual provisions permitting termination at the government’s election. See “Markets.”

In 2005 and 2004, no single Recorders segment customer accounted for more than 10% of total revenue. In 2003, one customer, BAE Systems, accounted for 14.4% of total revenue.

Research, Development and Engineering

Recording systems such as those developed by us initially in the professional television industry and subsequently in the mass data storage industry involve extremely complex technology. As a result, we have developed extensive expertise in a wide area of technical disciplines and have developed fundamental innovations in digital image processing, magnetic recording technology and communication channel electronics. In 2005, we spent approximately $4.2 million (17.2% of total Recorders segment revenue) for research and development programs and engineering costs, compared to $3.9 million (13.8% of total Recorders segment revenue) in 2004 and $3.2 million (9.5% of Recorders segment revenue) in 2003. Future research, development and engineering spending may need to be reduced if Data Systems were to experience further declines in product revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements.

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

In recent years, our Recorders segment has elected to focus on its data acquisition and instrumentation products. As a result, it has transitioned much of its research and development budget away from the 19-millimeter digital recording technology, to the recently developed DSRs and DDRs solid-state and disk-based recorders, which incorporate data interfaces previously utilized in our DCRsi recorders. These products have largely been designed in response to unique and varied requirements of various government agencies and are being evaluated for inclusion in future intelligence gathering programs under consideration. As a result, our new products have been manufactured in limited quantities. New government programs typically undergo several years of evaluation before product specifications are established, prime and subcontractors selected, funding appropriated and contracts let. See “Recorder Segment Products – Data Acquisition/Instrumentation Products” above. We do not plan to develop our 19-millimeter product lines beyond the quad density format. However, we will conduct sustaining engineering to support our current customers’ requirements.

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

Patents, Licenses and Trademarks

As a result of our ongoing research and development expenditures, we have developed substantial proprietary technology, certain of which we have elected to patent or to seek to patent. As of December 31, 2005, we held approximately 550 patents and patent applications, including approximately 200 patents in the U.S. and approximately 350 corresponding patents in other countries. Also, there are approximately 30 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to our recording technology. We continually review our patent portfolio and allow non-strategic patents to lapse, thereby minimizing substantial renewal fees.

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

In 2005, one licensee, Matsushita Electric Industrial Co. Ltd., accounted for 12% of total revenue. In 2004, two licensees, Sony and Canon, accounted for 39.4% and 19.2% of total revenue, respectively. In 2003, one licensee, Matsushita Electric Industrial Co. Ltd. accounted for 14.9% of total revenue.

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

Our trademarks used in this report include “Ampex”, “DCT”, “DST”, “DIS”, “DCRsi”, “DSRs” and “DDRs”, all of which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

Manufacturing

Our Recorders segment’s products are manufactured at facilities in Redwood City, California and Colorado Springs, Colorado. Products are designed and engineered primarily in Redwood City. Because our mass data storage products incorporate many of the technologies and components of our 19-millimeter-based videotape recorders, the manufacturing process of the mass data storage products has benefited from the existing video recorder production facilities and techniques.

We maintain insurance, including business interruption insurance, which Management considers adequate and customary under the circumstances. However, there is no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our current insurance policies.

Sources of Supply

We use a broad variety of raw materials and components in our manufacturing operations. While most materials are readily available from numerous sources, we purchase certain components, such as customized integrated circuits, memory chips and flexible magnetic media, from a single domestic or foreign manufacturer. Significant delays in deliveries of, or defects in the supply of, such components could adversely affect our manufacturing operations pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we may depend may be limited. Manufacturers have required us in the past and may require us in the future to purchase lifetime quantities of certain products or components in advance of their discontinuing the product, requiring us to maintain inventory levels in excess of current period revenue forecasts. We do not generally enter into long-term raw material supply contracts. In addition, many of the components of our products are designed, developed and manufactured by us, and thus are not readily available from alternative sources.

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

A substantial portion of our backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Our backlog of firm orders at December 31, 2005 was $9.1 million, compared to $3.7 million at December 31, 2004 and $10.7 million at December 31, 2003. We were awarded a multi-year contract of approximately $6.3 million in the second quarter of 2005 from The Boeing Company for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. The undelivered value of $5.8 million of this contract has been included in reported backlog as of December 31, 2005. In the fourth quarter of 2005, we were also approved by the U.S. Navy to provide up to $5.0 million of these newly introduced products, which is not included in backlog at this time. Future deliveries under this approval will be subject to receipt of purchase orders over the next three years for specific quantities to be determined by the U.S. Navy from time to time. To date we have received purchase orders and made shipments for a total of $0.4 million as of December 31, 2005. In 2003, we received government orders primarily in DCRsi instrumentation products and tape that remained in backlog pending shipment, which the customer scheduled throughout 2004. We do not generally include foreign orders in backlog until we have obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

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

In the instrumentation market, we compete primarily with companies that depend on government contracts for a major portion of their sales in this market, including Heim Data Systems, L-3 Communications Corporation, Calculex and Sypris Solutions, Inc. The number of competitors in this market has decreased in recent years as the level of government spending in many areas has declined. The principal competitive factors in this market are cost, product reliability, product performance and the ability to satisfy applicable government procurement requirements.

New Product Development and Industry Conditions

The instrumentation and data storage industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on revenues and results of operations. We have no current plans to develop our 19-millimeter product lines beyond the quad density format, but we will invest in sustaining engineering activities to support the needs of our existing customer base. We have recently introduced our DSRs and DDRs solid-state memory-based and disk-based instrumentation recorders. To date, shipments of these specialized units have been made to a limited number of customers in small quantities primarily for performance evaluation. If successful, these products could be selected for new intelligence gathering programs that would ultimately seek to replace over time our older tape based DCRsi recorders. There can be no assurance that such orders will actually be received. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that our new products or technology will be competitive. See “Competition.” Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

Sales of our instrumentation products can be significantly affected by changes in government spending levels. See “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International Operations

Substantially all of our licensing revenue is derived from foreign customers. Sales of products to foreign customers accounted for approximately 27.3% of product and service revenue in fiscal 2005, compared to 19.5%

in fiscal 2004 and 13.5% in fiscal 2003. Foreign marketing operations are conducted primarily through local distributors and agents, with support from our internal marketing and sales organization. See “Distribution and Customers.”

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

In certain prior periods, declines in the value of the U.S. dollar in relation to certain foreign currencies have favorably affected our international operations, and in other periods the strength of the dollar relative to such currencies has adversely affected our international operations. Fluctuations in the value of international currencies can be expected to continue to affect our operations in the future, although the impact will be less significant than it was in periods with a higher proportion of sales in foreign currencies. We currently do not hedge our assets that are denominated in foreign currencies. U.S. export revenues and our licensing agreements are principally denominated in U.S. dollars.

See Note 20 of the Notes to Consolidated Financial Statements for additional information concerning our foreign operations.

Environmental Regulation and Proceedings

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2006 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have three environmental investigations, remediation and/or monitoring activities outstanding at December 31, 2005. Two sites are associated with the operations of our former manufacturing subsidiary that was sold in 1995 (“Media”) while the third relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. In prior years, we had been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four other contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the second quarter of 2005, we were informed that these former Media sites have been remediated to the satisfaction of the EPA. Accordingly, we believe that there is no further liability with respect to these Superfund sites. During 2004 and 2005, we spent a total of approximately $127,000 and $141,000, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $1.1 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with any degree of certainty the ultimate costs that we may incur with respect to the currently pending environmental matters referred to above. Nevertheless, at December 31, 2005, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.4 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

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

Employees

As of December 31, 2005, in our continuing operations we employed 127 people worldwide, compared to 127 at December 31, 2004 and 145 at December 31, 2003. Approximately 11% of our current worldwide workforce is employed in our international operations, compared to 12% at December 31, 2004 and 9% at December 31, 2003. No employees are covered by any collective bargaining agreement. We are dependent on the performance of certain key members of Management and key technical personnel. We have not entered into employment agreements with any such individuals. Edward J. Bramson, who has served as our Chief Executive Officer since 1991, is also engaged in the management of certain companies as more fully described below in “Item 4A. Executive Officers of the Registrant.” Mr. Bramson currently devotes most of his time to the management of Ampex. The loss of the services of Mr. Bramson or other key individuals could have a material adverse effect on us.

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

We account for our obligations under these pension plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers Accounting for Pensions.” Under this accounting principle, we recognize a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees through the 1994 plan termination date, which at December 31, 2005 totaled $61.3 million and $25.4 million, respectively.

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make us whole from any expense or cash outlay as it pertained to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that plan. During

2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provided for monthly payments of $74,000 by Media to us in settlement of future pension contributions that may be required under the Media pension plan that would be funded by us. During 2004 and 2003 Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.8 million and $0.8 million, respectively. During 2005, Media did not pay directly or reimburse us for pension contributions made by us on Media’s behalf. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the “Statement of Operations and Comprehensive Income (Loss)” when such payments are assured of collection.

On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, we do not expect to receive any additional payments or to be reimbursed for future pension contributions that we will be required to make under the Media pension plan as its Plan Sponsor.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2006	$1,641	$7,827
2007	19,338	4,976
2008	9,201	3,769
2009	3,629	1,298
2010	400	—

Total	$34,209	$17,870

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of our former parent, NH Holding Incorporated (“NHI”), relating to our pension plan (the “Ampex” pension plan) and of our former Media subsidiaries (the “Media” pension plan), which are substantially under funded. Under the terms of the Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

During the period 2001 through 2005, Hillside made pension contributions totaling $20.7 million pertaining to the Ampex pension plan and the Media pension plan, of which $5.9 million was paid in 2005 and $10.7 million was paid in 2004. We have issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. We have requested Hillside to fund contributions due in 2006, which are estimated to total $9.5 million, pursuant to terms of the Agreement, and we may do likewise in future years based on our liquidity.

When Hillside is required to make all or portions of the Ampex and/or Media pension contributions, pursuant to the Agreement, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to our senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.75% at December 31, 2005). We granted to Hillside a security interest in Data Systems’ inventory as collateral for advances. The agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Agreement, and has represented that it has sufficient assets to fund pension contributions that are scheduled in future years. We have no direct or indirect financial ownership interest in Hillside and, accordingly, have no ability to control Hillside or to mandate its compliance with the terms of the Agreement. Accordingly, except for the provisions of the Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

ITEM 1A.    RISK FACTORS

Risk Related to our Business

Our operating results and income have fluctuated significantly in the past and will continue to fluctuate, and we may not be profitable in the future.

Our revenues and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	receipt of lump sum, prepaid and ongoing licensing royalties;

•	product sales by licensees;

•	new licenses with licensees;

•	litigation expenses;

•	debt repayments and interest expense;

•	the amount and timing of pension contributions and related funding obligations;

•	customer ordering and government spending patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements; and

•	order cancellations.

For example, our licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the timing and negotiated terms of patent settlement agreements in any particular period, the extent to which third parties acknowledge use of our patented technology, the extent to which we must pursue litigation in order to enforce our patents to protect our business, and the ultimate success of our licensing and litigation activities. Licensing revenue also depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. For 2005, we had licensing revenue of $28.9 million and net income of $6.7 million, as a result of the recognition of significant royalty receipts for past and, in some cases, future use of our patents. For 2004, however, we had licensing revenues of $72.9 million and reported net income of $46.4 million due to significant negotiated patent settlement agreements and in 2003, we had licensing revenues of $10.1 million and reported a net loss of $1.8 million. Similarly, our Recorders segment revenues may fluctuate significantly in future periods. While this segment reported operating income for 2005, 2004 and 2003, its business is dependent on the funding of government defense programs, which may come under increased pressure in the future, leading to a decline in sales. In addition, a substantial portion of our Recorders segment backlog at a given time is normally shipped within one or two quarters thereafter, and revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. However, at December 31, 2005 our backlog included the undelivered portion of an order from The Boeing Company for our new instrumentation recorders, totaling approximately $5.8 million, to be delivered over the next two years.

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

Our licensing revenue may be materially and adversely affected due to the expiration of one of our patents in April 2006. Furthermore, if we are unable to protect our intellectual property adequately, our revenues will be reduced and we may not be able to compete effectively.

Our licensing revenues may be adversely affected due to the expiration of our rapid image retrieval patent on April 11, 2006. As of December 31, 2005, we have licensed substantially all of the major manufacturers of digital still cameras, the majority of whom have made prepayments covering their liability for the use of any of our patents through April 11, 2006. After April 11, 2006, manufacturers of digital still cameras will be required to pay royalties only to the extent that their products incorporate any of our digital imaging patents, including our feed forward quantization patent, use of which is currently being studied. Although the potential royalties from digital still camera manufacturers could be substantial, if we are unable to prove infringement of our digital imaging patents, or if our patents are deemed invalid, our royalties from digital still cameras after April 11, 2006 could be materially and adversely affected.

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

We are the Plan Sponsor for the Ampex and Media defined benefit pension plans, which were frozen in 1994 but remain substantially underfunded. At December 31, 2005, unfunded accumulated plan benefit obligations under these pension plans totaled $61.3 million and $25.4 million, respectively, and have been recognized as liabilities on our consolidated balance sheet.

During 2004 and prior years, Media reimbursed us for some of the pension contributions we made on behalf of the Media pension plan based on a contractual obligation entered into at the time Media was sold. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on our assessment of Media’s financial condition, we do not anticipate any additional reimbursement of amounts paid to date or payable in the future on behalf of the Media pension plan. Future pension contributions payable under these pension plans will fluctuate based on actual investment performance, life expectancy of the participants and other factors versus such assumptions used to project future pension contributions.

Under a Joint Settlement Agreement between us, Hillside and the Pension Benefit Guaranty Corporation, Hillside is required to advance pension contributions for our and Media’s pension plan in the event that we cannot make them. At our request, to date Hillside has made pension contributions totaling $20.7 million pertaining to the Ampex and the Media pension plans, which includes a pension contribution of $5.9 million in September 2005. When Hillside advances pension contributions, we become indebted to Hillside, and we issue an equivalent amount of Hillside Notes. We have requested Hillside to advance pension contributions scheduled for 2006 that are presently estimated to total $9.5 million pursuant to the Joint Settlement Agreement. In future years, we may request Hillside to fund additional pension contributions under the Ampex and/or Media pension plans depending on our liquidity. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside and, except for the provisions of the Joint Settlement Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.

As of December 31, 2005, we had outstanding approximately $25.8 million of total borrowings, which includes approximately $5.8 million under our 12% Senior Notes due 2008 and $19.9 million of Hillside Notes that at December 31, 2005 bear interest at 8.75% per annum. The Hillside Notes were incurred in connection with pension contributions advanced by Hillside in 2005 and prior years. The 12% Senior Notes are secured by liens on our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which could increase our interest expense in future periods. If we default in our obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

We have limited liquidity with which to conduct our operations. While we had cash and marketable securities of $13.1 million at December 31, 2005, substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which totaled $25.8 million at December 31, 2005. In addition to our debt service obligations, we are obligated to make future pension contributions to our and Media’s pension plans, which we estimate will total $52.1 million over the next five years. While our management believes that our liquidity, coupled with anticipated patent licensing revenue and our ability to borrow pension contributions from Hillside, should be sufficient to satisfy our projected cash obligations through at least December 2006, there can be no assurance that we will be able to satisfy these obligations in future years. Furthermore, our limited liquidity may harm our ability to operate or grow our business.

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

Our Recorders segment purchases certain components such as customized integrated circuits, memory chips and magnetic media products from a single or a small number of domestic or foreign manufacturers. Significant delays in deliveries or defects in such components may, from time to time, adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we depend or to deliver those products to us on a timely basis, may be limited. These suppliers may require us to purchase lifetime quantities of their products or components, which may cause our inventories to increase beyond levels required to support current revenues. We do not generally enter into long-term raw materials or components supply contracts. Accordingly, if we experience problems with these manufacturers, we could fail to obtain sufficient resources to operate our business successfully.

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

Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at manufacturing sites and disposal sites used by Media when it was our subsidiary. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. At December 31, 2005, we have included an estimate of future clean up costs of Media sites of $2.4 million, which is included in net liabilities of discontinued operations.

Complying with new regulatory and accounting requirements will be challenging and may adversely affect our business and operations, and the trading price of our securities.

Financial scandals in recent years have led to new laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq market rules. Under these provisions, we are required to maintain adequate internal control over financial reporting, which has involved improving existing internal controls, implementing additional internal controls, and documenting and testing our internal controls. As a result, we have incurred significant costs to engage outside legal, accounting and advisory services. Compliance has also occupied substantial management time and attention, which might otherwise have been devoted to revenue-generating activities. Changes in accounting rules, including requirements to account for employee stock options as a compensation expense, are also expected to materially increase the expenses that we report under generally accepted accounting principles, which may adversely affect our operating results. If we are unable to comply with these new requirements, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities.

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

As of December 31, 2005, our executive officers and directors beneficially owned or controlled, in the aggregate, approximately 15.9% of our outstanding common stock. As a result, they may be able to influence matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. Our existing principal stockholders, executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from the SEC regarding our periodic or current reports that were issued 180 days or more before the end of our 2005 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

As of December 31, 2005, our principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Redwood City, California	RD&E, manufacturing, sales and licensing (1)	91,760
New York City, NY	Executive offices (2)	19,000
Colorado Springs, Colorado	Manufacturing (3)	22,200
Chineham, Basingstoke, England	Sales and service (4)	3,283
Tokyo, Japan	Sales and service (5)	3,886

(1)	The lease term extends to September 2008. The Recorders segment utilizes approximately 67% of these facilities with the remainder utilized by the Licensing segment.
(2)	This facility lease term extends to April 2008. We have sublet 12,800 square feet of this property to a third party for a term that extends to April 2008. The facilities are utilized for general corporate purposes, unallocated to a specific segment.
(3)	The facilities are leased under a five-year lease. The lease term extends to July 2009. The facilities are utilized by the Recorders segment.
(4)	The lease term extends to December 2007. The facilities are utilized by the Recorders segment.
(5)	The facilities are leased under leases that expire during July 2006. The current plan is to renew the leases on a year-to-year basis. The facilities are utilized by the Recorders segment.

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

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding, the remedies available would be to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expires in April 2006. In the separate District Court case, we are seeking monetary damages for infringement of the patent. As discussed below, until recently the District Court suit, although filed, had not proceeded as it was automatically stayed for the duration of the ITC proceeding.

We have had several settlement discussions with Kodak but, although we have negotiated licenses with thirteen other manufacturers of digital still cameras, we believe that it is unlikely that an out-of-court settlement with Kodak can be reached. If we had prevailed in the ITC proceeding, the period during which the relief could have applied was relatively short, and while that proceeding continued we were unable to pursue our damages claim in District Court. Accordingly, we concluded that our interests were best served by withdrawing our litigation in the ITC, and we made a motion to withdraw on July 29, 2005, which was granted on August 5, 2005. The effect of withdrawal was to recommence the proceedings in the District Court at an earlier date instead of several months later, after a final decision would have been reached in the ITC. The District Court suit seeks damages for unauthorized use of our patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, and we intend to pursue the litigation vigorously. A trial date has been scheduled for December 2006. There can be no assurance that this litigation will be successful or that we will be awarded damages, and we will be required to devote significant management resources and to incur significant legal expenses as long as the lawsuit continues. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than the “121” patent in digital cameras and other digital consumer products and may decide to initiate litigation to enforce these patents in future periods.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2006 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have three environmental investigations, remediation and/or monitoring activities outstanding at December 31, 2005. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. In prior years, we had been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four other contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the second quarter of 2005, we were informed that these former Media sites have been remediated to the satisfaction of the EPA. Accordingly, we have determined that there is no further liability with respect to these Superfund sites. During 2004 and 2005, we spent a total of approximately $127,000 and $141,000, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $1.1 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At December 31, 2005, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.4 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of February 1, 2006 are as follows:

Name	Age	Position
Edward J. Bramson	54	Chairman and Chief Executive Officer
Craig L. McKibben	55	Vice President, Chief Financial Officer and Treasurer
Robert L. Atchison	68	Vice President
Joel D. Talcott	64	Vice President and Secretary
Sharon M. Genberg	63	Vice President
Ramon C. Venema	52	Vice President

Each of our executive officers serves in such capacity at the discretion of the Board.

Edward J. Bramson is Chairman of the Board, Chief Executive Officer and a director of the Company. He has been an officer and director of the Company since 1987, and since January 1991 has been our Chief Executive Officer. Mr. Bramson is also president and a director of AFC Holdings Corporation, a wholly-owned subsidiary of the Company. He serves as chairman and chief executive officer of Sherborne Holdings Incorporated, Sherborne & Company Incorporated and Second Jeffson Corporation, and is a limited partner of Newhill Partners, L.P. These entities, which are private investment holding companies, may be deemed to be our affiliates. Mr. Bramson is also an officer, director and stockholder of HIP-IV Incorporated (“HIP-IV”), a privately held investment company, and since September 2005 has been a stockholder and director of Hanover General Partner I and certain affiliated entities comprising a hedge fund (the “Hanover Fund”) advised by an affiliate of Hanover Investors Ltd., a UK financial advisory firm. He also serves as a director of Hillside Capital Incorporated, a private industrial holding company with which he has been associated since 1976. Mr. Bramson was appointed the non-executive Chairman of the Board of Directors of Elementis Group plc, a global specialty chemical business on June 6, 2005, and its interim CEO on August 9, 2005. Mr. Bramson previously served as chairman from October 2003 to July 2004, and a non-executive director from July 2004 to April 2005, of 4imprint Group, plc, a company listed on the London Stock Exchange. See Note 14 of the Notes to Consolidated Financial Statements.

Craig L. McKibben is Vice President, Chief Financial Officer, Treasurer and a director of the Company. He has been an officer and a director of Ampex since 1989. Mr. McKibben also serves as Vice President, Treasurer and a director of Ampex Holdings Corporation, Vice President and Treasurer of AFC Holdings Corporation, Vice President and Treasurer of Ampex Data Systems Corporation, and President, Chief Financial Officer and a director of Ampex Finance Corporation, wholly-owned subsidiaries of the Company. He is also Vice President and a director of Sherborne Holdings Incorporated and Sherborne & Company Incorporated, Vice President of Second Jeffson Corporation, and an officer and stockholder of HIP-IV. Since September 2005, Mr. McKibben has served as a director of Hanover General Partner I and certain affiliated entities comprising the Hanover Fund. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

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

Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for our patent licensing activities (having served as Patent Counsel from 1981 to 1987). Mr. Talcott also serves as Chairman of Ampex Data Systems Corporation, as Vice President, Secretary and a director of Ampex Data Systems Corporation, Ampex Data International Corporation, Ampex Finance Corporation and Ampex International Sales Corporation, as Vice President and Secretary of Ampex Holdings Corporation, and as Secretary of AFC Holdings Corporation, wholly-owned subsidiaries of the Company. On January 10, 2006, Mr. Talcott was elected a director of Command Audio Corp., a licensor of intellectual property to consumer electronics, media and technology companies.

Sharon M. Genberg is Vice President of the Company, a position she was appointed to in June 2002. She held the position of Director, Human Resources for 10 years prior to her appointment. She is responsible for all employment activity, employee benefit programs, compensation, training and development, facilities, maintenance, telecommunications, safety and security. Ms. Genberg also serves as Vice President and Assistant Secretary of Ampex Data Systems Corporation.

Ramon C. Venema is Vice President, Assistant Treasurer and Assistant Secretary of the Company, a position he was appointed to in July 2003. He previously served as Assistant Treasurer of the Company from 1995 to 2001, also serving as a Vice President of the Company during 2001. Mr. Venema also serves as Vice President, Assistant Treasurer and Assistant Secretary of Ampex Data International Corporation, Vice President and Treasurer of Ampex Finance Corporation, Assistant Treasurer and Assistant Secretary of Ampex Holdings Corporation, and Vice President, Treasurer and Chief Financial Officer of Ampex International Sales Corporation, wholly-owned subsidiaries of the Company. He is responsible for certain of our financial reporting and accounting operations.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From November 21, 2003 to June 23, 2005, our Class A Common Stock was listed for quotation on the OTC Bulletin Board under the symbol “AEXCA.” The OTC Bulletin Board is an interdealer, over- the-counter market. On June 24, 2005, our Common Stock was listed on the NASDAQ National Market under the symbol “AMPX.”

The following table sets forth the high and low prices for the Class A Common Stock for each quarter during fiscal 2005 and 2004. All prices through the second quarter of 2005 represent bid information as quoted on the OTC Bulletin Board. The OTC Bulletin Board prices reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. All prices for the third and fourth quarters of 2005 represent quotations on NASDAQ.

Fiscal Year	High	Low
2005
First Quarter	$56.75	$33.00
Second Quarter	42.00	27.35
Third Quarter	39.75	26.97
Fourth Quarter	31.00	18.43

2004
First Quarter	$2.30	$0.59
Second Quarter	2.38	1.00
Third Quarter	2.80	1.70
Fourth Quarter	50.75	1.74

As of February 28, 2006, there were 288 holders of record of our Class A Common Stock.

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

The table below provides information relating to our equity compensation plans as of December 31, 2005.

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by Shareholders	154,066	$9.18	590,358	(1)

(1)	This number includes 125,000 shares issuable as stock bonuses or direct stock purchase rights under our 2000 Stock Bonus Plan.

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

We did not sell any equity securities during our 2005 fiscal year that were not registered under the Securities Act and have not previously been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

During the fourth quarter of our 2005 fiscal year, there were no purchases of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a) of the Exchange Act).

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

In the second quarter of 2001, we announced that we were closing iNEXTV, a business involved in Internet video operations started in 1999. The operating results of iNEXTV have been classified as “Discontinued Operations” in the Consolidated Statement of Operations for the year ended December 31, 2001. We have excluded the assets and liabilities of iNEXTV in the Consolidated Balance Sheets for all periods presented below.

Statement of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Total revenue	$53,154	$101,451	$43,359	$36,989	$46,020
Total costs and operating expenses	43,954	40,607	37,425	37,235	48,340
Income (loss) from continuing operations	5,812	48,510	(1,764)	(2,872)	(9,619)
Net income (loss)	6,727	46,362	(1,764)	(2,872)	(26,873)
Diluted undistributed income (loss) per share from continuing operations	$1.51	$12.73	$(0.53)	$(0.92)	$(3.25)
Diluted undistributed income (loss) per share applicable to common shareholders	$1.75	$12.17	$6.30	$0.00	$(7.16)

Balance Sheet Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Working capital	$10,377	$11,849	$368	$8,532	$4,698
Total assets	26,702	32,619	35,197	29,339	39,173
Long-term debt	25,725	30,275	74,022	68,218	58,790
Redeemable preferred stock	—	—	—	25,754	30,050
Convertible preferred stock	—	—	—	—	102
Total stockholders’ deficit	(114,346)	(99,429)	(147,784)	(163,114)	(131,717)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us and includes a discussion of, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories and the adequacy of allowances for returns and doubtful accounts and accruals for liabilities and contingencies. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, inventories, pension costs and unfunded accumulated benefit obligations, litigation expense and environmental obligations. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

Our revenue recognition policy with respect to royalty income is as follows: when we enter into an agreement with a new licensee for use of our patents, we may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. We may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The amounts due under our negotiated agreements for both past due royalties and prepayment of royalties are non-refundable and non-forfeitable. We recognize both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as we have no future obligations with respect to these agreements and delivery has occurred. In addition, our licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. Our royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable, generally upon receipt of the licensee’s sales report upon which royalties are determined, and collection is reasonably assured.

Revenue on product sales and services is recorded when all of the following have occurred: an agreement of sale exists, product delivery (principally FOB Ampex Factory) and, where applicable, acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue is recognized ratably over the life of the service contract.

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

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2004 and 2005, we have reported losses in recent years. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Warranty

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. We accrue a warranty reserve at the time of sale for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

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

While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation or otherwise may materially affect our pension and other postretirement obligations and our future expense as well as amounts that may ultimately be required to be paid to fund the Media pension plan. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, we do not expect to receive additional reimbursement from Media of amounts that we have paid to date or that we will be required to pay in the future.

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

Employee Stock Options

We account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure alternative of SFAS No. 123, “Accounting for Stock Based Compensation.” Beginning January 1, 2006, we will adopt SFAS 123 (revised 2004), which requires that all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements. We expect to apply the modified prospective method of SFAS 123 (revised 2004) and that it will have a material effect on our consolidated results of operations and earnings per share beginning in the first quarter of 2006.

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

Environmental Liabilities

Our facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. We are engaged in a number of environmental investigations, remediation and/or monitoring activities, some of which involve the participation of state and local government agencies. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with AICPA Statement of Position No. 96-1: “Environmental Remediation Liabilities.” We continually assess these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and our pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. For a discussion of our contingencies related to environmental matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Note 12 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Overview

Our continuing operations include the results of our Licensing and Recorders segments. Beginning in the fourth quarter of 2004 and continuing through 2005, we entered into new license agreements and received royalty receipts for past and, in some cases, future use of our patents covering various consumer digital imaging products. We applied these proceeds to repay all of our outstanding 20% Senior Discount Notes with an accreted value of $10.2 million and redeemed $62.2 million of our 12% Senior Notes and related accrued interest. At December 31, 2005, our indebtedness totaled $25.8 million, down from $30.3 million at December 31, 2004 and $74.0 million at December 31, 2003.

As of December 31, 2005, we have completed license agreements with thirteen manufacturers of digital still cameras that, with one exception, represent substantially all of the major manufacturers of digital still cameras. In the third quarter of 2005, we concluded a license agreement with a manufacturer of digital video tape recorders, including MiniDV camcorders, permitting the use of several of our patents. Accordingly, we now have license agreements with the six major manufacturers of digital video camcorders. We have one license agreement with a manufacturer of DVD recorders and are in negotiations with other manufacturers. We continue to attempt to negotiate new patent license agreements with manufacturers of digital still cameras, camera equipped cellular phones, hard disk T.V. recorders and cable set top boxes and other consumer products that we believe may use our patents. As discussed more fully below, these negotiations cover the use of our other digital imaging patents, including our feed forward quantization patent, that expire at various dates from 2012 to 2014.

During 2004, we brought litigation against three manufacturers of digital video products who we believe infringed our rapid image retrieval patent in digital still cameras and in certain camera-equipped cellular phones that they produce. Two of these suits were settled by concluding licensing agreements, and one suit continues. We have incurred significant external litigation expenses associated with these suits of $9.5 million in 2005 and $4.9 million in 2004. While we believe our litigation costs will decline temporarily over the next several quarters from levels experienced during 2005, such amounts will still be significant. Also, it may be necessary to initiate additional litigation at some future date in order to enforce our patents if our ongoing licensing negotiations are not successful.

In 2005, our Recorders segment revenues decreased by approximately 15.2% from 2004 levels, and 2004 levels decreased by approximately 14.2% from 2003 levels. This decrease is attributable to declining sales of our older tape-based data recorders and mass data storage systems. In order to counter this trend, during 2004, we introduced our new solid-state and disk-based data acquisition and instrumentation recorders to a select number of customers in limited quantities for performance evaluation. These products are intended to replace over several years the large installed base of tape-based data recorders and, if successful, should generate increased sales and profits for the Recorders segment. We have incurred increased research and development costs associated with these new products that, we expect, will continue at similar levels for the foreseeable future. Our Recorders segment was awarded a multiyear contract in the second quarter of 2005 from The Boeing Company valued at approximately $6.3 million. The undelivered value of $5.8 million has been included in reported backlog as of December 31, 2005 and is scheduled to be delivered over the next two years. In the fourth quarter of 2005, we were also approved by the U.S. Navy to provide up to $5.0 million of these newly introduced products. This arrangement is excluded from backlog at this time. Future deliveries under this approval will be subject to receipt of purchase orders over the next three years for specific quantities to be determined by the U.S. Navy from time to time. We have received related purchase orders and made shipments for a total of $0.4 million through December 31, 2005.

We are obligated to make significant pension contributions to the Ampex pension plan and to the Media pension plan, as discussed below. Due to the application of accounting principals generally accepted in the United States with respect to pensions, pension costs charged to the Statement of Operations do not correspond with pension contributions paid in cash during the period. Also, there are a number of legislative proposals under consideration that, if enacted, would adversely affect the amount and timing of required future pension contributions.

We are assessed foreign withholding taxes on royalty income generated in Korea. Our effective income tax rate for 2005 was lower than the statutory rate due to the anticipated utilization federal and state net operating loss (“NOL”) carryforwards. At December 31, 2005, the amount of unused net operating loss carryforwards available to offset future federal taxable income totaled approximately $173 million. In 2004, we were able to apply NOL carryovers to reduce a substantial amount of our tax provision. We have provided a valuation reserve against our NOL carryforwards and net deferred tax assets. Our tax provision in 2003 reflected the reversal of $4.2 million in reserves provided on prior years’ foreign, federal, state and deferred income taxes for years that have been closed to audit or are otherwise determined not to be required.

Periodically, we are required to adjust reserves established in prior years for restructured activities due to subsequent favorable or unfavorable developments. We increased the restructuring reserve in 2003 by $3.1 million to reflect the depressed San Francisco Bay Area commercial real estate market where we remain obligated to pay rent on a facility that we abandoned in 2001. In 2004, we recognized a restructuring credit of $1.4 million when we decided to sell our Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods.

We are also required periodically to adjust reserves established in prior years for discontinued operations for subsequent favorable or unfavorable developments that are directly related to the operations of the discontinued businesses. In 2004, we increased provisions by $2.5 million for amounts we expected to have to pay for environmental remediation at various disposal sites used by Media when it was a subsidiary of the Company. This was, in part, offset in 2004 with the favorable resolution of operating lease obligations that expired. In the fourth quarter of 2005, we recognized income on discontinued operations of $0.9 million related to the sublease of facilities formerly used by our Internet video operations.

While not a component of “Net Income (Loss),” included in the determination of “Other comprehensive income (loss), net of tax” is a charge of $21.8 million in 2005, a credit of $1.8 million in 2004 and a charge of $8.9 million in 2003 to minimum pension adjustment, to reflect an actuarially computed increase or decrease in accumulated benefit obligations over pension plan assets of the Ampex, Media and foreign pension plans. The $21.8 million charge in 2005 is due primarily to the effects of changes to the mortality assumption and the discount rate. Our reported income (loss) per share applicable to common stockholders includes the effect of the benefit attributed to common shareholders from extinguishment of preferred stock from the issuance of Common Shares of $24.0 million in 2003.

At December 31, 2005, we had cash and short-term investments totaling $13.1 million, down from $18.0 million at December 31, 2004. We believe that our cash balances, together with the projected results of our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside Capital Incorporated (“Hillside”), a former affiliate, should be sufficient to satisfy all projected cash obligations through at least the next twelve months. The results of our operations and the liquidity of our business are more fully discussed below.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment involves the sale and service of instrumentation recorders and mass data storage systems, all of which are made by Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital imaging products through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 19 of the Notes to Consolidated Financial Statements.

Our Recorders segment includes Data Systems’ three principal product groups and its service revenue, which are described more fully below. Data Systems also conducts an “aftermarket” operation consisting primarily of the supply of spare parts for certain products.

•	Instrumentation recorders, including Data Systems’ data acquisition and instrumentation products (including disk-based DDRs instrumentation recorders, solid-state memory-based DSRs instrumentation recorders and tape-based DCRsi instrumentation recorders) and related tape and aftermarket parts;

•	Mass data storage systems, including Data Systems’ 19-millimeter scanning recorders and library systems (DST and DIS products) and related tape and aftermarket parts;

•	Professional video products, consisting principally of television aftermarket products that Data Systems continues to support but no longer manufactures; and

•	Service revenue, consisting principally of maintenance contracts on Data Systems’ products.

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

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the past three years.

	2005	2004	2003
	(in millions)
Licensing Segment
Licensing revenue	$28.9	$72.9	$10.1

Recorders Segment
Mass data storage tape drives and library systems	$4.7	$6.9	$10.4
Data acquisition and instrumentation recorders	8.2	10.1	10.6
Service revenue	8.9	8.7	9.3
Other (including professional video products)	2.4	2.9	3.0

Total net product and service revenue	$24.2	$28.6	$33.3

Results of Operations for the Three Years Ended December 31, 2005

Licensing Revenue.    Licensing revenue was $28.9 million in 2005, $72.9 million in 2004 and $10.1 million in 2003. Licensing revenue is derived from royalties that we receive from licensing our patents.

Licensing revenue recognized in 2005, 2004 and 2003 included one-time royalty settlements totaling $18.7 million, $65.5 million and $5.4 million, respectively, that pertained to settlement of royalties due on products sold in periods prior to the execution of the license, and in some cases included prepayment of licensees’ obligations covering future periods. The balance of licensing revenue recognized of $10.2 million in 2005, $7.4 million in 2004 and $4.7 million in 2003, represented running royalties based on the sales price of products sold by the licensees in the respective periods. Due to one-time royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

At the beginning of the year, we forecasted that 2005 licensing revenue would be between $20 million and $30 million. Our forecast was based on having strong indications from the major unlicensed manufacturers of digital still cameras, with whom we had been negotiating for several years, that they would license our rapid image retrieval patent (“121”), a patent used in digital still cameras and in certain camera-equipped cellular telephones. During 2005, we completed substantially all of these negotiations and successfully concluded licensing agreements with thirteen manufacturers, representing all but one of the major manufacturers of digital still cameras. Our lawsuit against Eastman Kodak Company (“Kodak”), initiated in October 2004 for infringement of the “121” patent, is continuing in District Court and has been scheduled for trial in December 2006. See “Item 3. Legal Proceedings.”

As discussed above, many of our licensees have prepaid for the use of our patents through April 11, 2006, which coincides with the U.S. expiration of the”121” patent. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, by agreement, we are only currently receiving royalties on the “121” patent. After April 11, 2006, our digital still camera licensees will be required to pay royalties only to the extent that their products incorporate any of our other digital imaging patents.

These patents have expiration dates from 2012 through 2014. During 2005, we have conducted detailed technical meetings with certain of our digital still camera licensees to assess whether such other digital imaging patents, including our feed forward quantization patent, are being utilized in digital still cameras manufactured by or for them. Certain of our license agreements provide our licensees with an incentive to share their technical materials with us to jointly assess possible patent use.

These technical meetings have identified image compression processes that are incorporated into the design of several digital still cameras that we believe may utilize our patents. In the fourth quarter of 2005 and subsequently, we presented claim charts to three of our existing licensees that indicate that we believe they infringe our feed forward quantization patent. Additional technical meetings have been held to review these claims, and we expect that additional technical meetings will be required during the second and third quarters of 2006 before we are able to definitively conclude whether or not our feed forward quantization patent is being infringed and can be enforced. Also, our research indicates that several other digital still camera manufacturers appear to use feed forward quantization in several of their digital still cameras. Claim charts are in process of being prepared for each of these manufacturers. Feed forward quantization is a complex process and patent claims can be subject to varying interpretation. Accordingly, there can be no assurance that digital still camera manufacturers will agree with our conclusions regarding patent infringement or pay royalties on product sales after April 11, 2006, even if their products incorporate these patented processes. We may be required to bring additional litigation in order to enforce these patents if our negotiations are not successful. If we are unable to prove infringement of our other digital imaging patents or if the courts deem our patents invalid, we will cease earning royalties from digital still cameras after April 11, 2006.

The worldwide value of the digital still camera market in 2006 has been estimated by an independent market research firm to total approximately $30 billion. Because our other digital imaging patents are registered in the U.S. as well as key international markets, if our digital still camera licensees acknowledge their use of our other digital imaging patents, we could realize a material increase in licensing revenues in future periods compared with the amount of royalties received from our “121” patent, but we cannot assure you that this will occur. Due to the stage of our negotiations, the possible need to initiate new litigation and the uncertainty surrounding litigation with Kodak, we are not able to provide a reliable forecast of digital still camera licensing revenues to be recognized in 2006.

In prior years, we formally notified major manufacturers of camera equipped cellular telephones and other products that are equipped to record still and/or motion video that they may be infringing our patents. During 2005, we held preliminary technical meetings with two manufacturers of camera equipped cellular telephones. The worldwide retail sales value of the camera equipped cellular telephone market in 2006 has been estimated by an independent market research firm to total approximately $50 billion. We seek to charge these manufacturers what we believe are commercially reasonable licensing fees computed as a percentage of the selling price of products shipped. Due to the size of this market, we could realize a material increase in royalty income in future years if we are successful in concluding licensing agreements with manufacturers of camera equipped cellular telephones. Licensing negotiations have historically taken several years to conclude and since our discussions with these manufacturers have only recently been initiated, there can be no assurance that we will successfully conclude camera equipped cellular telephone licensing agreements in the near term, if at all.

In June 2005, we completed a license agreement with Samsung Electronics (“Samsung”). We now have six license agreements covering all of the major manufacturers of digital video camcorders. The Samsung license permits the use of several of our U.S. and foreign patents in the manufacture and sale of digital tape recorders, including MiniDV camcorders. It also permits Samsung to use certain of our patents in other camcorders utilizing hard disk drive, optical or solid-state memories. We received a one-time royalty settlement of $2.8 million, less foreign withholding taxes of $0.5 million, which covers Samsung’s liability for past use and a non-refundable, non-forfeitable prepayment of royalties due through 2008.

Our running royalties from digital video camcorders during 2005 totaled $5.1 million. We do not forecast a material increase in running royalties until Sony Corporation (“Sony”) becomes obligated to pay running royalties on digital video camcorders and other products incorporating our technology which are sold after April 11, 2006, at which time Sony’s December 2004 $40 million prepayment will have expired. Based on published market share information, we believe that Sony represents approximately twice the combined market shares of those digital video camcorder manufacturers that are paying us running royalties in 2005. Accordingly, we expect to receive a proportionate increase in annualized running royalties after April 11, 2006, although we cannot assure you that such an increase will actually occur. Royalty amounts are based on current unit shipments and sales prices, which may change in the future.

We are also receiving running royalties from one manufacturer of DVD recorders, but these royalties are presently not significant to total licensing revenues. We are in discussions with additional manufacturers who we believe may license our patents for use in DVD and hard disk recorders. If successful, these discussions might lead to further increases in royalties from these products, although we cannot assure you that any such increases will occur.

In 2004, we entered into three major new licensing agreements with Canon Inc. (“Canon”), Sanyo Electric Co. Ltd. (“Sanyo”) and Sony. The agreements with Canon and Sanyo permit their use of various U.S. and foreign patents owned by us in the manufacture and sale of digital still cameras. The Sanyo agreement also permits use of our patents in camera equipped cellular telephones. These two manufacturers made payments in 2004 totaling $25.5 million. That amount included a negotiated prepayment of $13.5 million, which is non-refundable and non-forfeitable, from one of the licensees that covers royalties due on sales through April 11, 2006. The Sony agreement permits use of our patents in many products that they manufacture, including digital video camcorders, digital still cameras, camera equipped cellular telephones and other similar products. We received the Sony settlement payment in 2004, which totaled $40 million and covered liability for past use and prepayment of royalties due on all product shipments through April 11, 2006. The Sony agreement does not specify how the lump sum payment was allocated among its various products or license periods covered.

In 2003, our licensing revenue principally came from royalties paid by manufacturers of digital video camcorders. That year we entered into license agreements with Matsushita Electric Industrial Co. Ltd. and Victor Company of Japan, Ltd. authorizing their use of our patents in the manufacture of videotape recorders, including digital video camcorders. The agreements collectively provided for a one-time royalty payment of $5.4 million received in 2003, as settlement of royalties due on products sold in periods prior to the execution of the license. The agreements provide for the payment of running royalties on product shipments calculated as a percentage of current period sales.

Our relevant digital imaging patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we marketed to the professional broadcast and postproduction industries in prior years. As discussed above, these patents have expiration dates from 2006 through 2014. After they expire, our future licensing revenues are expected to decline materially.

Product Revenue.    Product revenue generated by our Recorders segment decreased to $15.4 million in 2005 from $19.8 million in 2004 compared to $24.0 million in 2003. Government agencies and defense contractors are currently our principal market for the Recorders segment. Sales declines in recent years have resulted from our decision not to seek new government program involvement with our mass data storage products and to focus our product development and marketing efforts on data acquisition products. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid-state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. If successful, these new products could lead to increased product revenues over current levels. While we have recently been awarded significant multi-year contracts for our disk and solid state based instrumentation recorders, there can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. Revenues in 2005 and 2004 from such products totaled $5.7 million and $0.9 million, respectively.

Our backlog of firm orders was $9.1 million at December 31, 2005 compared to $3.7 million at December 31, 2004 and $10.7 million at December 31, 2003. We were awarded a contract of approximately $6.3 million in the second quarter of 2005 from The Boeing Company for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. We have made initial deliveries of our recorders in the amount of $0.5 million against this contract but the vast majority is scheduled to be delivered over the next two years. The undelivered value of the contract has been included in reported backlog as of December 31, 2005. In the fourth quarter of 2005, we were also approved by the U.S. Navy to provide up to $5.0 million of these newly introduced products. This agreement has not been included in backlog at this time because future deliveries under this approval will be subject to receipt of purchase orders over the next three years for specific quantities to be determined by the U.S. Navy from time to time. To date we have received related purchase orders and made shipments for a total of $0.4 million as at December 31, 2005. We received government orders primarily in DCRsi instrumentation products and tape in 2003 that remained in backlog pending shipment, which the customer scheduled throughout 2004. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods. See “Fluctuations in Operating Results; Seasonality and Backlog of Recorders Segment.”

Service Revenue.    Total service revenue generated by our Recorders segment in the year ended December 31, 2005 was $8.9 million compared to $8.7 million for the year ended December 31, 2004 and $9.3 million for December 31, 2003. The decline in the service revenue level in 2005 and 2004 compared to 2003 resulted from the non-renewal of older service contracts offset, in part, by new customer activity.

Intellectual Property Costs.    Intellectual property costs include external legal costs as well as certain internal costs, described below, pertaining to the enforcement of our patents. Intellectual property costs also include external accounting costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the year ended 2005 and 2004, we incurred significant external legal costs in preparing for patent enforcement suits in the ITC and in the District Court that totaled $9.5 million and $4.9 million, respectively. By withdrawing our suit against Kodak in the ITC in order to accelerate our suit in District Court, our external litigation costs are expected to decrease for several quarters until commencement of preparation for the trial that commences in December 2006, although such costs will still be significant. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers and engineers that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. We also expect to incur additional costs in future years investigating and analyzing whether manufacturers of consumer digital imaging products are utilizing our digital imaging and data compression technologies. We may also seek to acquire patent portfolios that we believe offer commercial value to our licensing program.

Cost of Product Revenue.    Cost of product sales includes the cost of materials, labor and overheads incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 61.4%

in the year ended December 31, 2005 compared to 70.6% in the year ended December 31, 2004 and 61.2% in the year ended December 31, 2003. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. The increase in the cost of product sales percentage in 2004 when compared to 2005 and 2003 was due, in part, to additional inventory provisions of $1.1 million for excess and no requirements inventory to lower the carrying value of older products and spare parts based on sales projections for these products.

Cost of Service Revenue.    Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 31.2% in 2005 compared to 31.3% in 2004, and 28.0% in 2003. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses.    All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during 2005 and 2004 is due primarily to a 10% increase in engineering personnel coupled with additional costs incurred to produce prototypes of the DDRs new ruggedized disk and DSRs solid-state memory-based data acquisition recorders. Such costs are expected to continue as we develop new and enhanced products. We do not currently plan to invest additional resources to develop new formats for our 19-millimeter mass storage products beyond the quad density format. However, we will incur sustaining engineering to support our customers’ requirements.

Selling and Administrative Expenses.    Selling and administrative expenses increased to $15.9 million in the year ended December 31, 2005 from $13.8 million in the year ended December 31, 2004 and $12.2 million in the year ended December 31, 2003. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	2005	2004	2003
	(in millions)
Recorders segment	$6.0	$6.4	$6.3
Corporate	9.9	7.4	5.9

Total	$15.9	$13.8	$12.2

The decline in Recorders segment administrative costs was due in part to savings realized in relocating to smaller, more cost-efficient facilities and the sale of our former manufacturing facility in Colorado Springs, CO in April 2005. In addition, the Recorders segment’s selling and administrative costs included payments under a management incentive plan that established income and cash flow targets for the segment. Such payments totaled $0.2 million, $0.7 million and $0.4 million in 2005, 2004 and 2003, respectively.

The principal components of corporate selling and administrative expense are listed below:

	2005	2004	2003
	(in millions)
U.S. and foreign pension expense	$3.5	$3.0	$1.0
Legal and accounting fees	2.0	1.2	1.3
Corporate salaries and benefits	1.0	0.9	0.9
Business development expenses, net	1.0	—	0.7

In 2005, accounting costs included $0.5 million related to documenting, assessing and auditing internal controls required by the Sarbanes Oxley Act and $0.2 related to the restatement of prior years’ financial statements to correct the accounting for the Media pension plan. We expect that these costs will decrease significantly in future years. Beginning in 2006, we will begin to expense the fair value of stock options over the period such options vest. Assuming no additional options are granted, we will expense approximately $0.4 million during 2006. In prior years, the issuance of stock options did not affect our operating results.

Corporate selling and administrative expenses also included business development expenses to identify new investment and other income-generating opportunities. Business development expenses, including consulting fees and office rent paid to a non-affiliated British investment advisory company, totaled $1.0 million, $0.6 million and $0.7 million in 2005, 2004 and 2003, respectively. We currently expect to discontinue payments to the investment advisory company after March 31, 2006. In 2004, we received $0.6 million of incentive fees, which were assigned to us by the general partner of the investment limited partnership in which we invested, and we credited these incentive fees against business development expenses. We did not receive any incentive fees in 2005 and 2003, but we are entitled to receive additional incentive fees from the general partner in the future.

Future incentive fees will be based upon any gains realized by the limited partnership upon the sale of its investment in a UK specialty chemicals company. Based on the market value of the specialty chemicals company at December 31, 2005, we estimate that we would have been entitled to receive reimbursement of business development expenses and incentive fees of approximately $4.1 million from the general partner, had the partnership’s investment been sold on that date. In the first quarter of 2006, we expect to realize a reimbursement of business development expenses incurred during the investment holding period, September 2004 to March 2006, and a portion of the incentive fee resulting from the sale of approximately two thirds of the limited partnership’s investment in Elementis. We will be entitled to additional incentive fees upon the sale by the limited partnership of the remaining share of Elementis and such incentive fees will be based on any gain that may be realized at the time of the sale.

In 2005, we also incurred additional nonrecurring fees related to our Nasdaq National Market listing of $0.1 million and other legal settlement costs of $0.2 million.

Restructuring Charges (Credits).    We vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations to lower continuing operating expenses and recorded a net restructuring charge of $4.2 million. In 2003, we established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, we decided to seek a buyer for our Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, we recognized a restructuring credit of $1.4 million. We remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During 2005, 2004 and 2003, we paid and charged the restructuring accrual $0.6 million, $1.1 million and $1.3 million, respectively, related to costs associated with the vacated portion of the facilities. We have paid and charged the restructuring accrual $4.3 million since the inception of the 2002 restructuring program. The unamortized balance in accrued restructuring totaled $1.6 million at December 31, 2005. This obligation has been discounted to present value. We expect to make payments related to the remaining balance of accrued restructuring through 2008. We evaluate the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and we may make additional adjustments in future periods if we determine that our actual obligations will differ significantly from remaining amounts accrued.

Operating Income (Loss).    We reported operating income of $9.2 million in 2005, compared to operating income of $60.8 million in 2004 and operating income of $5.9 million in 2003. The operating income (loss) for the Licensing segment, Recorders segment, corporate administrative expenses and restructuring charges (credits) is shown in the following table:

	2005	2004	2003
	(in millions)
Licensing segment	$17.3	$65.3	$8.4
Recorders segment	1.8	1.5	6.5
Unallocated corporate	(9.9)	(7.4)	(5.9)
Restructuring (charges), credits	—	1.4	(3.1)

Operating income	$9.2	$60.8	$5.9

See Corporate selling and administrative expenses above for a discussion of the major components of Unallocated Corporate loss.

The increase in operating income in 2004 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Media Pension Costs.    We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and remain obligated to make pension contributions to that plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs. Contributions and reimbursements paid by Quantegy totaled $0.8 million and $0.8 million in 2004 and 2003, respectively. There were no contributions or reimbursements paid by Quantegy in 2005 and no additional reimbursements are expected as Quantegy filed for bankruptcy protection in January 2005.

Interest Expense.    Interest expense decreased in fiscal 2005 to $2.5 million compared to $9.7 million in 2004 and $9.0 million in fiscal 2003 due to the significant repayment of senior debt of $62.4 million in the fourth quarter of 2004 and $10.4 million in the second quarter of 2005. We made cash payments of interest totaling $2.9 million, $3.3 million and $0.5 million in 2005, 2004 and 2003, respectively. Interest not paid in cash was capitalized and added to the principal amount of the related debt obligation.

Amortization of Debt Financing Costs.    Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008. We included an additional amortization charge of $0.2 million in 2005 based on the significant redemption payments made against the 12% Senior Notes.

Interest Income.    Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net.    On April 15, 2005, Data Systems sold its former manufacturing facility and received net proceeds on the sale of approximately $3.1 million. We recognized a gain in other (income) expense of $0.5 million on the sale in the second quarter of 2005. Other (income) expense, net for 2004 included a net gain of $0.4 million on the sale of assets, which were substantially fully amortized and disposed of in connection with the relocation of our Colorado Springs manufacturing operations to more cost-efficient facilities in Colorado Springs, Colorado and Redwood City, California. Otherwise, other income (expense), net consists primarily of foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for (Benefit of) Income Taxes.    In 2005 and 2004, we were able to lower our tax provision by utilizing NOL carryforwards. In addition, the provision for income taxes in the years ended December 31, 2005,

2004 and 2003 included foreign and state income taxes and withholding taxes on royalty revenue. At December 31, 2005, we had federal NOLs for income tax purposes of approximately $173 million, expiring in the years 2006 through 2023. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2005, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. Effective July 1, 2004, a new U.S./Japanese tax treaty eliminated withholding taxes on royalty payments. Prior to July 1, 2004, our Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue. During the year ended December 31, 2003, we decreased reserves provided on prior years’ foreign, federal, state and deferred income taxes for years where we reached a proposed settlement or where years have been closed to audit or otherwise determined not to be required, which resulted in a non-cash benefit of income taxes of $4.2 million.

Equity in Income of Limited Partnership, Including Sale of Investment.    We made an investment in a limited partnership in 2003, which we accounted for under the equity method of accounting. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of its remaining investments in a publicly held British promotional products company and we recognized our pro rata share of the gain on the sale of $1.7 million. We received total distributions of $3.3 million on our $1 million investment, which included incentive fees earned of $0.6 million from the general partner. No further investment activities are envisioned by this partnership, which has wound up its affairs.

Income (Loss) from Discontinued Operations.    For the year ended December 31, 2005, we recognized income from Discontinued Operations of $0.9 million compared to a loss from Discontinued Operations of $2.1 million for the year ended December 31, 2004. There was no income (loss) on discontinued operations in 2003.

We disposed of our Media subsidiary in 1995. However, we have a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of our obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on our assessment of Media’s financial condition and understanding of its environmental remediation obligations, we recorded an estimate of amounts probable of incurrence by us for future clean up costs of $2.5 million, all of which was provided in the fourth quarter of 2004.

In 2004, lease obligations that we guaranteed, of a former subsidiary that manufactured disk drives, expired. We recognized a gain on these discontinued operations of $0.3 million as a result of the favorable disposition of the lease.

In 2005, we recognized a gain on discontinued operations of $0.9 million on subletting facilities formerly occupied by our Internet video operations.

Net Income (Loss).    We reported net income of $6.7 million in 2005 compared to net income of $46.4 million in 2004 and a $1.8 million net loss in 2003, primarily as a result of the factors discussed above.

Benefit from Extinguishment of Mandatorily Redeemable Preferred Stock.    During 2003, we issued shares of Common Stock to satisfy our redemption obligation on our Redeemable Preferred Stock. By agreement, such shares were valued at $50.00 ($2.50 per share pre-reverse stock split), which was higher than the market value per share at the time of redemption. As a result, we recorded a benefit applicable to common stockholders in the year ended December 31, 2003 of $24.0 million. In October 2003, we redeemed all of our outstanding Redeemable Preferred Stock and paid the redemption price by issuing 450,600 shares of Class A Common Stock in exchange for $22.5 million face amount of Preferred Stock, which was then cancelled. We recognized a benefit applicable to common stockholders of approximately $20.9 million in the fourth quarter of 2003 from the extinguishment of the Preferred Stock.

Other Comprehensive Income (Loss).    In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” we have recorded in “Accumulated Other Comprehensive

Income (Loss)” non-cash charges (credits) of $21.8 million in 2005, ($1.8) million in 2004 and $8.9 million in 2003, respectively, to increase the additional minimum pension liability to $112.8 million at December 31, 2005, representing the excess of accumulated benefit obligations over the fair value of plan assets that is yet to be recorded in our Income Statement as unfunded accrued pension cost. We terminated benefit service and compensation credit accruals under the pension plan in 1994 and since that date pension expense consisted of amortization of unrecognized pension losses over the expected remaining lives of the plans’ retirees. Other comprehensive income (loss) also includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices.    We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the year ended December 31, 2005, 2004 and 2003.

Liquidity and Capital Resources

General.    Cash and marketable securities totaled $13.1 million at December 31, 2005. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at December 31, 2005 totaled $25.7 million.

In 2004, after several years of negotiations, we instituted litigation in the ITC and in the District Court against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the possible threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. We spent $4.9 million during the twelve months ended December 31, 2004 and $9.5 million during the twelve months ended December 31, 2005 in connection with these suits. Although two of these suits were settled by entering into license agreements with Sanyo Electric Ltd. and Sony in 2004, the suit against Kodak continues. In August 2005, we withdrew our ITC suit against Kodak in order to accelerate related litigation in the District Court. We may decide to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed on acceptable terms. Any such additional litigation could cause our litigation costs to increase, and any such increases could be material. See “Item 3. Legal Proceedings.”

Cash Flow.    We used cash from continuing operating activities totaling $2.9 million in the year ended December 31, 2005 compared to generating cash from continuing operations of $57.3 million in the year ended December 31, 2004 and $9.3 million in the year ended December 31, 2003. Our royalty income included lump sum payments of $18.7 million, $65.5 million and $5.4 million for 2005, 2004 and 2003, respectively, for royalties due on products sold in periods prior to the effective date of the license agreements and in some cases prepayments of running royalties otherwise due on sales of products through April 11, 2006. In 2005, licensing revenue was offset by additional patent litigation costs and the excess of pension contributions over pension costs. Cash used by discontinued operations totaled $0.5 million in the year ended December 31, 2005, $0.8 million in the year ended December 31, 2004 and $1.0 million in the year ended December 31, 2003.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from Hillside, a former affiliate, should be sufficient to satisfy all projected cash obligations through at least December 2006, as discussed more fully below.

Senior Debt.    As of December 31, 2005 we had outstanding approximately $25.7 million of total borrowings, which includes approximately $5.8 million under our 12% Senior Notes due 2008 and $19.9 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years.

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by our restricted subsidiaries and us. In the event of a default, the holders of the Senior Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and to apply amounts collected to repayment of the Senior Notes.

Pension Contributions and Pension Related Funding Obligations.    We are the Plan Sponsor of the Ampex pension plan and the pension plan of Media. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2010. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Pension Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2006	$1,641	$7,827
2007	19,338	4,976
2008	9,201	3,769
2009	3,629	1,298
2010	400	—

	$34,209	$17,870

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in 2006 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
January 2006	$—	$240
April 2006	—	1,225
July 2006	231	1,225
September 2006	—	3,912
October 2006	1,410	1,225

	$1,641	$7,827

Hillside made the January 2006 contribution to the Media pension plan and we have requested Hillside to make the remaining scheduled payments due in 2006.

In connection with the sale of Media, the buyer assumed the obligation to reimburse us for pension contributions that we may be required to make in future years as Plan Sponsor of the Media pension plan. This agreement was intended to make us whole from any expense or cash outlay as it pertains to the Media pension plan. However, on January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, we do not expect any additional reimbursement of amounts paid to date or payable by us in the future to the Media pension plan.

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of our former parent, NH Holding Incorporated (“NHI”). The Agreement relates to our pension plan (the “Ampex” pension plan) and the pension plan of our former Media subsidiaries (the “Media” pension plan), which are substantially under funded. Under the terms of the Agreement, Ampex and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

During the period 2001 through 2005, Hillside made pension contributions totaling $20.7 million pertaining to the Ampex pension plan and the Media pension plan, of which $5.9 million was paid in 2005 and $10.7 million was paid in 2004. We issued notes to Hillside (“Hillside Notes”), as discussed below, in the amount of the pension contributions and amounts advanced by Hillside in prior years. We have requested Hillside to fund contributions due in 2006, which are estimated to total $9.5 million, and we may do likewise in future years based on our liquidity.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.75% at December 31, 2005). We granted to Hillside a security interest in Data Systems’ inventory as collateral for the Hillside Notes. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Agreement, and has represented that it has sufficient assets to fund pension contributions that are scheduled in future years. We have no direct or indirect financial ownership interest in Hillside and, accordingly, have no ability to control Hillside or to mandate its compliance with the terms of the Agreement. Accordingly, our ability to borrow pension contributions from Hillside is beyond our control.

Off-Balance Sheet Arrangements.    During the year ended December 31, 2005 and 2004, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations.    An aggregate listing of our contractual obligations and commercial commitments is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior debt (a)	$5,846	$—	$5,846	$—	$—
Other debt (b)	19,879	—	4,279	9,850	5,750
Operating leases (c)	8,514	3,297	5,101	116	—
Pension and other retirement plans (d)	96,812	10,331	39,044	7,133	40,304

(a)	The maturity date of the Senior Notes is August 2008. Pursuant to the agreement, substantially all Available Cash Flow is to be applied to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 10 of the Notes to Consolidated Financial Statements.
(b)	Other debt includes the Hillside Notes. See Note 10 of the Notes to Consolidated Financial Statements.
(c)	Operating leases include facility rentals of both continuing operations and discontinued operations or abandoned leaseholds related to prior years’ restructuring activities. Amounts shown above exclude projected sublease rental income, which we have included in establishing reserves for discontinued operations that total $0.8 million.
(d)	Pension and other retirement plans include estimated pension contributions for the Ampex Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected or the actuarial assumptions change, future pension contributions could increase over amounts shown above. Payment of the 2006 pension contributions for the Ampex Plan and the Media Plan totaling $9.5 million will be funded pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make pension contributions due in future years based on the Company’s liquidity. See Note 16 of the Notes to Consolidated Financial Statements. Pension and other retirement plans also include a foreign defined benefit plan and domestic supplementary retirement plans at $10.1 million.

	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit (a)	$1,483	$—	$1,483	$—	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

Recent Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are currently evaluating the effect that the adoption of FSP FAS 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The adoption of FSP FAS 143-1 did not have a material impact on our consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123 (revised 2004) in the first quarter of fiscal 2006, beginning January 1, 2006. We expect to use the Black-Scholes valuation model in determining the fair value of share-based payments to employees and directors, and to amortize such amounts to compensation cost on a straight-line basis. We expect to apply the modified prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123 (revised 2004). We are evaluating the requirements of SFAS No. 123 (revised 2004), including SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123 (revised 2004), and expect that the adoption will have a material effect on our consolidated results of operations and earnings per share beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our financial position, cash flows or results of operation, but we do not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our financial position, cash flows or results of operations, but we do not expect it to have a material impact.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio generally has been comprised of US Treasury Bills. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. We did have a number of cash and cash equivalent accounts whose returns varied directly proportionally to US interest rates. The fair value of our portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease interest expense on debt obligations by approximately $144 thousand.

Foreign Currency Exchange Rate Risk

Our licensing agreements typically provide for the quarterly remittance of running royalties based on a percentage of the products’ sales price. A portion of our licensees’ sales is made in foreign currencies, which fluctuate against the US dollar and will impact the amount of royalties collected and revenue recognized. Royalties are typically paid 60 days after the end of the quarter, so we are exposed to receivables currency risks for that period. International revenues from our Recorders segment’s foreign subsidiaries were less than 25% of total revenues. International product and service revenues are made mostly from our foreign sales subsidiaries and are typically denominated in the local currency of each country. The foreign subsidiaries incur most of their expenses in the local foreign currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our foreign operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(d) are included following Item 15 hereof. The supplementary financial information called for by Item 8 is included in Note 22 of the Notes to Consolidated Financial Statements following Item 15 hereof.

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

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that Ampex records, processes, summarizes and reports the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) of the Exchange Act. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2005 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO Seidman LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report, which is included herein.

Status of Previously Disclosed Internal Control Items

In making its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, management has considered the significant resources devoted and substantial actions taken by the Company over the past year to remediate the material control weakness that was identified at December 31, 2004, namely that we did not maintain effective controls over the application of generally accepted accounting principles related to complex, non-routine transactions. This control deficiency gave rise to errors in how we had historically accounted for our obligations with respect to a pension plan of our former magnetic tape manufacturing subsidiary (“Media”) which we sold in 1995, that became known to us and the Audit Committee of our Board of Directors based on communications with the Office of the Chief Accountant of the SEC, and which resulted in the restatement of our financial statements as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003 in a Form 10-K/A, and for each period ending March 31, 2004, June 30, 2004 and September 30, 2004 in a Form 10-Q/A.

Changes in Internal Control Over Financial Reporting

In 2005, our management implemented the steps necessary to address the material weakness described above, as follows:

•	Reorganized the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

•	Engaged outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to a transaction;

•	Documented to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

•	Required senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

We began to execute the remediation plans identified above in the first quarter of 2005. We have implemented policies and procedures to assure adequate and timely involvement of outside accounting contractors, as needed, to obtain guidance as to the application of generally accepted accounting principles to complex, non-routine transactions. We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of our 2005 and 2004 Annual Reports on Form 10-K and that these measures have been effective to ensure that information required to be disclosed therein has been recorded, processed, summarized and reported correctly. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that as of December 31, 2005, internal controls over financial reporting for complex, non-routine transactions have been sufficiently remediated.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2005 that was not so reported.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item regarding directors, compliance with Section 16(a) of the Exchange Act of 1934 and the Company’s Code of Ethics and Audit Committee is incorporated herein by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”). A copy of our Code of Ethics is also available on our website at www.ampex.com. Information regarding executive officers is included in Part I hereof as Item 4A and is incorporated by reference into this Item 10.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement to be filed before April 30, 2006.

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

Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders’ Deficit as of December 31, 2005, 2004 and 2003 and for each of the three years in the period ended December 31, 2005.

2.	Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

3.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended through June 1, 2003 (filed as Exhibit 3.1 to the 2003 Form 10-Q for the quarter ended June 30, 2003 (the “Second Quarter 2003 10-Q”) and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 3.2 to the 2001 Form 10-K and incorporated herein by reference).

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Second Quarter 2003 10-Q and incorporated herein by reference).

4.2	Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the Company’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (File No. 33-91312) and incorporated herein by reference).

4.3	Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 Form 10-K and incorporated herein by reference).

4.4	Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008, including forms of 12% Senior Notes and Security Agreement (filed as Exhibit 4.4 to the 2001 Form 10-K and incorporated herein by reference).

4.5	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008 (filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference).

4.6	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes (filed as Exhibit 4.6 to the 2003 Form 10-K and incorporated herein by reference).

4.7	Amendment No. 3 to Collateral Security Agreement, dated as of June 17, 2005, between Ampex Corporation and US Bank, National Association, as trustee, relating to the Company’s 12% Senior Notes due 2008 (filed as Exhibit 4.1 to the Company’s 2005 Form 10-Q for the quarter ended June 30, 2005 (the “Second Quarter 2005 10-Q”) and incorporated herein by reference).

4.7	Security Agreement dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated. (filed as Exhibit 4.3 to the 2002 Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

Exhibit Number	Description

10.1	Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through June 10, 2005 (filed as Annex A to the Company’s Proxy Statement dated April 29, 2005 and incorporated herein by reference).

10.2	Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the 1997 Form 10-K and incorporated herein by reference).

10.3	Ampex Corporation 2000 Stock Bonus Plan, as adopted on June 9, 2000 (filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-8 (File No. 333-41652) and incorporated herein by reference).

10.4	Ampex Systems Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company’s 1997 Form 10-K and incorporated herein by reference).

10.5	Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 33-47660) and incorporated herein by reference).

10.6	Form of Indemnification Agreement entered into between the Company and members of the Board of Directors (filed as Exhibit 10.06 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Form of Employment Security Letter entered into between the Company and certain executive officers of the Company, dated July 24, 1998 (filed as Exhibit 10.9 to the 1999 Form 10-K and incorporated herein by reference).

10.8	Letter agreement dated March 1, 2005 between Edward J. Bramson and Craig L. McKibben regarding management incentive compensation (filed as Exhibit 10.1 to the Second Quarter 2005
10-Q and incorporated herein by reference).

10.9	Letter agreement dated March 19, 2004 between Edward J. Bramson and Joel D. Talcott regarding management incentive compensation (filed as Exhibit 10.2 to the Second Quarter 2005 10-Q and incorporated herein by reference).

10.10	Letter agreement dated March 15, 2005 between Edward J. Bramson and Robert L. Atchison regarding management incentive compensation (filed as Exhibit 10.3 to the Second Quarter 2005 10-Q and incorporated herein by reference).

10.11	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.12	Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant (filed as Exhibit 10.12 to the 1999 Form 10-K and incorporated herein by reference).

10.13	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California (filed as Exhibit 10.12 to the 2001 Form 10-K and incorporated herein by reference).

10.14	Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (filed as Exhibit 10.15 to the 2000 Form 10-K and incorporated herein by reference).

10.15	Agreement of Purchase and Sale dated January 31, 2005, between Ampex Data Systems Corporation and Darwin L. Faaborg, and Amendment Number One thereto, relating to the purchase and sale of real property located in Colorado Springs, Colorado (filed as Exhibit 10.1 to the 2005 Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit Number		Description

10.16	*	Lease and First Amendment of Lease dated August 14, 1997 and April 19, 1999, respectively, each by and between 135 East 57th Street LLC, as landlord, and the Company, as tenant, with respect to approximately 19,000 square feet of premises located at 135 East 57th Street, New York, New York.

10.17	*	Agreement of Sublease dated as of April 23, 2004, between the Company, as sublessor, and Calypso Capital Management, LLC, as sublessee, with respect to approximately 12,800 square feet of premises located at 135 East 57th Street, New York, New York.

10.18		Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group (filed as Exhibit 10.14 to the 2001 Form 10-K and incorporated herein by reference).

10.19		Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (filed as Exhibit 10.15 to the 2001 Form 10-K and incorporated herein by reference).

10.20		Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions (filed as Exhibit 4.11 to the 2001 Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.21		Second Amendment dated as of September 2002 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.1 to the 2002 Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.22		Third Amendment dated as of March 2, 2004 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.16 to the 2003 Form 10-K and incorporated herein by reference).

10.23		Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc. (filed as Exhibit 10.17 to the 2003 Form 10-K and incorporated herein by reference).

10.24		Promissory Note dated April 18, 2001, issued by Second Jeffson Corporation (formerly Sherborne Capital Incorporated) to the Company in the principal amount of $1,848,000 (filed as Exhibit 10.17 to the 2001 Form 10-K and incorporated herein by reference).

10.25	*	Letter agreements dated as of March 31, 2005 and June 30, 2005, each between HIP-IV Incorporated (“HIP-IV”) and AFC Holdings Corporation (“AFC”), relating to the assignment of incentive fees by HIP-IV to AFC.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of Independent Registered Public Accounting Firm.

23.2	*	Consent of Independent Registered Public Accounting Firm.

24.1	*	Power of Attorney (included in the signature page of this Report).

31.1	*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

31.2	*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

32.1	*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Items 8 and 15(a)(2) above.

* Filed herewith.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

By:	/s/ Edward J. Bramson
Edward J. Bramson Chairman and Chief Executive Officer

Date: March 28, 2006

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

Signature	Title	Date

/s/ EDWARD J. BRAMSON Edward J. Bramson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2006

/s/ CRAIG L. MCKIBBEN Craig L. McKibben	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 28, 2006

/s/ DOUGLAS T. MCCLURE, JR. Douglas T. McClure, Jr.	Director	March 28, 2006

/s/ PETER SLUSSER Peter Slusser	Director	March 28, 2006

/s/ WILLIAM A. STOLTZFUS, JR. William A. Stoltzfus, Jr.	Director	March 28, 2006

AMPEX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ampex Corporation

Redwood City

We have audited the accompanying consolidated balance sheets of Ampex Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in the accompanying index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampex Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule as of and for each of the years ended December 31, 2005 and 2004, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ampex Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

San Jose, California

March 15, 2006

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

Ampex Corporation

Redwood City

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ampex Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ampex Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ampex Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

San Jose, California

March	15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Ampex Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 52 of Ampex Corporation and its subsidiaries at December 31, 2003 presents fairly, in all material respects, the results of their operations and their cash flows in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 52 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

San Jose, California

April 9, 2004, except Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 (not presented herein), as to which date is April 15, 2005.

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,070	$8,840
Short-term investments	—	9,134
Accounts receivable (net of allowances of $78 in 2005 and $74 in 2004)	3,091	2,602
Inventories	5,862	5,187
Royalties receivable	735	—
Cash collateral on letter of credit	1,483	1,424
Other current assets	873	647
Property held for sale	—	2,670

Total current assets	25,114	30,504
Property, plant and equipment	1,215	1,560
Other assets	373	555

Total assets	$26,702	$32,619

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$113	$131
Accounts payable	3,802	1,577
Net liabilities of discontinued operations	1,413	1,042
Accrued restructuring costs	610	645
Pension and other retirement plans	864	5,501
Other accrued liabilities	7,935	9,759

Total current liabilities	14,737	18,655
Long-term debt	25,725	30,275
Pension and other retirement plans	95,948	76,125
Other liabilities	1,929	1,868
Accrued restructuring costs	1,030	1,622
Net liabilities of discontinued operations	1,679	3,503

Total liabilities	141,048	132,048

Commitments and contingencies (Note 12)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2005 and in 2004
Issued and outstanding—3,789,773 shares in 2005; 3,692,517 in 2004	38	37
Class C:
Authorized: 50,000,000 shares in 2005 and in 2004
Issued and outstanding—none in 2005 and in 2004	—	—
Other additional capital	454,789	454,525
Accumulated deficit	(456,953)	(463,680)
Accumulated other comprehensive loss	(112,220)	(90,311)

Total stockholders’ deficit	(114,346)	(99,429)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$26,702	$32,619

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Licensing revenue	$28,914	$72,869	$10,054
Product revenue	15,382	19,843	23,972
Service revenue	8,858	8,739	9,333

Total revenue	53,154	101,451	43,359

Intellectual property costs	11,604	7,551	1,633
Cost of product revenue	9,440	14,017	14,669
Cost of service revenue	2,765	2,735	2,610
Research, development and engineering	4,205	3,934	3,179
Selling and administrative	15,940	13,780	12,236
Restructuring charges (credits)	—	(1,410)	3,098

Total costs and operating expenses	43,954	40,607	37,425

Operating income	9,200	60,844	5,934
Media pension costs	774	3,936	1,383
Interest expense	2,481	9,732	9,000
Amortization of debt financing costs	195	57	57
Interest income	(264)	(161)	(103)
Other (income) expense, net	(547)	(179)	74

Income (loss) from continuing operations before income taxes and equity in loss (income) of limited partnership, including sale of investment	6,561	47,459	(4,477)
Provision for (benefit of) income taxes	749	1,098	(3,172)
Equity in loss (income) of limited partnership, including sale of investment	—	(2,149)	459

Net income (loss) from continuing operations	5,812	48,510	(1,764)
Income (loss) from discontinued operations (net of taxes of $19 in 2005 and nil in 2004)	915	(2,148)	—

Net income (loss)	6,727	46,362	(1,764)
Benefit from extinguishment of mandatorily redeemable preferred stock	—	—	23,951
Preferred dividends ascribed, but not declared	—	—	(1,416)

Undistributed income applicable to common stockholders	6,727	46,362	20,771
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(148)	18	103
Minimum pension adjustment	(21,761)	1,844	(8,907)

Comprehensive income (loss)	$(15,182)	$48,224	$11,967

Basic undistributed income (loss) per share (Note 4):
Income (loss) per share from continuing operations	$1.56	$13.21	$(0.53)
Income (loss) per share from discontinued operations	$0.24	$(0.58)	$0.00
Undistributed income per share applicable to common stockholders	$1.80	$12.63	$6.30

Weighted average number of basic common shares outstanding	3,734,916	3,671,803	3,297,927

Diluted undistributed income (loss) per share (Note 4):
Income (loss) per share from continuing operations	$1.51	$12.73	$(0.53)
Income (loss) per share from discontinued operations	$0.24	$(0.56)	$0.00
Undistributed income per share applicable to common stockholders	$1.75	$12.17	$6.30

Weighted average number of diluted common shares outstanding	3,850,846	3,809,514	3,297,977

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,727	$46,362	$(1,764)
Loss (income) from discontinued operations	(915)	2,148	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	670	774	1,089
Ampex periodic pension costs	2,545	2,020	600
Media periodic pension costs	774	3,936	1,383
Net loss (gain) on disposal of assets	(454)	52	2
Notional AMT due to stock option exercises	36	—	—
Accretion of interest expense	—	9,198	8,793
Writedown investment	—	150	—
Reversal of prior year's tax reserves	—	—	(4,164)
Equity in loss (income) of limited partnership, including sale of investment	—	(2,149)	459
Stock option compensation expense	—	60	—
Changes in operating assets and liabilities:
Accounts receivable	(567)	1,935	(294)
Inventories	(675)	1,156	993
Royalties receivable	(735)	—	—
Other assets	(320)	4,809	(1,999)
Accounts payable	2,235	66	517
Other accrued liabilities and income taxes payable	(6,378)	1,405	4,297
Ampex and Media pension contributions	(9,685)	(10,720)	—
Accrued restructuring costs	(627)	(2,483)	1,750
Other liabilities	4,489	(1,460)	(2,405)

Net cash provided by (used in) continuing operations	(2,880)	57,259	9,257
Net cash used in discontinued operations	(519)	(750)	(985)

Net cash provided by (used in) operating activities	(3,399)	56,509	8,272

Cash flows from investing activities:
Purchase of limited partnership interest, net	—	—	(945)
Purchases of short-term investments	—	(9,134)	—
Proceeds received on the maturity of short-term investments	9,134	—	1,483
Net proceeds on sale of assets	3,100	—	—
Additions to property, plant and equipment	(114)	(174)	(25)
Deferred gain on sale of assets	(50)	(50)	(50)

Net cash provided by (used in) investing activities	12,070	(9,358)	463

Cash flows from financing activities:
Borrowings under debt agreements	5,900	10,720	—
Repayments under debt agreements	(10,468)	(63,924)	(3,311)
Reimbursements of pension contributions	—	780	814
Proceeds from foreclosure of shareholders notes	—	14	—
Proceeds from issuance of common stock	210	57	144

Net cash used in financing activities	(4,358)	(52,353)	(2,353)

Effects of exchange rates on cash	(83)	19	62

Net increase (decrease) in cash and cash equivalents	4,230	(5,183)	6,444
Cash and cash equivalents, beginning of period	8,840	14,023	7,579

Cash and cash equivalents, end of period	$13,070	$8,840	$14,023

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For Each of the Three Years in the Period Ended

December 31, 2005

(in thousands)

	Common Stock Class A				Accumulated Comprehensive Income (Loss)
	Shares	Amount	Other Additional Capital	Accumulated Deficit	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Total Stockholders' Deficit
Balances, December 31, 2002	3,171	$32	$428,501	$(508,278)	$623	$(83,992)	$(163,114)
Net loss	—	—	—	(1,764)	—	—	(1,764)
Translation adjustments	—	—	—	—	103	—	103
Exercise of stock options	42	—	144	—	—	—	144
Minimum pension liability adjustment	—	—	—	—	—	(8,907)	(8,907)
Preferred stock redeemed	515	5	25,749	—	—	—	25,754

Balances, December 31, 2003	3,728	37	454,394	(510,042)	726	(92,899)	(147,784)
Net income	—	—	—	46,362	—	—	46,362
Translation adjustments	—	—	—	—	18	—	18
Exercise of stock options	50	—	57	—	—	—	57
Stock based compensation charge for non-employees	—	—	60	—	—	—	60
Minimum pension liability adjustment	—	—	—	—	—	1,844	1,844
Foreclosure of shareholders notes	(86)	—	14	—	—	—	14

Balances, December 31, 2004	3,692	37	454,525	(463,680)	744	(91,055)	(99,429)
Net income	—	—	—	6,727	—	—	6,727
Translation adjustments	—	—	—	—	(148)	—	(148)
Exercise of stock options	98	1	209	—	—	—	210
Notional AMT on stock options	—	—	55	—	—	—	55
Minimum pension liability adjustment	—	—	—	—	—	(21,761)	(21,761)

Balances, December 31, 2005	3,790	$38	$454,789	$(456,953)	$596	$(112,816)	$(114,346)

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 61-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds patents and patent applications covering digital image-processing, data compression and recording technologies. The Company leverages its investment in technology through its corporate licensing division that licenses its patents to manufacturers of consumer electronics products. Through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), the Company incorporates this technology in the design and manufacture of very high performance data storage products, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates. Management’s more significant judgments and estimates used in the preparation of its consolidated financial statements include revenue recognition, accounts receivable, inventories, deferred taxes, warranty reserves, pension liabilities, valuation of long-lived assets and investments, contingencies and environmental liabilities.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday nearest December 31. Fiscal 2004 was a 53-week year. Fiscal 2005 and 2003 were 52-week years.

Cash Equivalents and Short-term Investments

Highly liquid investments with original maturities of three months or less are classified as cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term investments. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ deficit. The cost of securities sold is based upon the specific identification method.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The Company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at December 31, 2005 and 2004 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than- temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

In 2004, the Company determined that the decline in the fair value of the investment was other-than-temporary. As a result, the Company recognized a charge to earnings of $150,000 to write down the basis of its investment to $225,000. This charge was included in “Other income and expense, net.”

Prior to concluding its affairs in 2004, the Company’s investment in a separate limited partnership was accounted for under the equity method. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly held British promotional products company. No further investment activities are envisioned by this partnership. The Company received total distributions of $3.3 million on its $1.0 million investment. The Company’s share of the equity in income of the partnership for the year ended December 31, 2004 is included in “Equity in income of limited partnership, including sale of investment.”

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates actual cost under the first in, first out method. Abnormal amounts of facility expense, freight, handling costs and scrap material are excluded from inventory cost and expensed during the period in which they are incurred. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and stated net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from three to nine years for furniture, fixtures and equipment, two to ten years for leasehold improvements, which represents the shorter of the lease term or the estimated useful lives, and 50 years for buildings. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

Warranty

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve at the time of sale for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligation is based on historical experience and expectation

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

Environmental Liabilities

The Company’s facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, the Company may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of its former subsidiary Media (“Media”). The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position No. 96-1, “Environmental Remediation Liabilities.” The Company continually assesses these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and the Company’s pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its accruals.

Foreign Currency Translation

Assets and liabilities of subsidiaries located outside the United States have been translated at rates in effect at year-end. Revenues and expenses are translated at average rates during the year. Local currencies are considered to be the functional currencies for all of the Company’s foreign subsidiaries. Accordingly, the effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported in the cumulative translation adjustment, a separate component of stockholders’ deficit and comprehensive income (loss). Foreign currency transaction gains and losses, which are included in other expense, were not material in the periods reported.

Revenue Recognition

The Company recognizes revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and, where applicable, acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. The Company derives its revenue from three principle sources: license fees (including royalties) through its Licensing segment, and product and parts sales and service contracts through its Recorders segment.

Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause Management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company’s revenue recognition policy with respect to royalty income is as follows: when the Company enters into an agreement with a new licensee for use of its patents, the Company may receive settlement of “past

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. The Company may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The dollar amounts due under a negotiated agreement for both past due royalties and for prepayment of royalties are non-refundable and non-forfeitable. The Company recognizes both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as the Company has no future obligations with respect to these agreements and delivery has occurred. In addition, the Company’s licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. The Company’s royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable, generally upon receipt of the licensee’s sales report upon which royalties are determined, and collection is reasonably assured.

Revenue on product sales and services is recorded when all of the following have occurred: an agreement of sale exists, product delivery (principally FOB Ampex Factory) and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenue is recognized ratably over the life of the service contract.

Long-Term Contracts

During 2005, the Company did not have any contracts that were subject to accounting as long-term contracts. Prior to 2005, the Company had one long-term contract that qualified for percentage-of-completion accounting, which was completed in 2004. Revenues and estimated profits on this long-term contract were recognized over an extended period of time on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. The Company’s estimates to complete were reviewed periodically, with adjustments recorded in the period in which revisions were required. The Company did not incur any losses on this long-term contract.

Pension and Other Post-Retirement Benefits/Obligations

The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect its recognized expense and recorded obligation in such future periods.

While the Company believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in the Company’s assumptions that may be required under new legislation or otherwise may materially affect its pension and other postretirement obligations and its future expense as well as amounts that may ultimately be required to be paid to fund the Media pension plan. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, the Company does not expect to receive additional reimbursements from Media of amounts that the Company has paid to date or that the Company will be required to pay in the future.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $4.2 million, $3.7 million and $2.6 million in 2005, 2004 and 2003, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $33 thousand, $0.2 million and $0.6 million in 2005, 2004 and 2003, respectively.

Restructuring Charges

The Company accounts for severance and benefit termination costs and other costs associated with an exit or disposal activity initiated after January 1, 2003 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value, and subsequent adjustments to the liability shall be measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 18.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Undistributed Income (Loss) Per Share

The basic income (loss) per share from continuing operations and basic undistributed income per share applicable to common stockholders are calculated in accordance with the two-class method described in EITF Issue No. 03-6. Under this method, dividends of 8% per annum were ascribed to preferred stockholders, in 2003 when Preferred Stock was outstanding, to the extent that sufficient income was available, even though preferred stock dividends had not been declared. All preferred stock was redeemed by December 31, 2003. Diluted income (loss) per share from continuing operations and diluted undistributed income per share applicable to common stockholders is computed using the “as if” converted method if such method results in additional dilution.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock Based Compensation.”

The Company has elected to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, and therefore compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and income (loss) per common share for employee stock options granted have been estimated at the date of grant, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options’ vesting period. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value on the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s undistributed income applicable to common stockholders would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Undistributed income applicable to common stockholders:
As reported	$6,727	$46,362	$20,771
Add stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(345)	(138)	(13)

Pro forma	$6,382	$46,224	$20,758

Basic undistributed income per share:
Undistributed income per share applicable to common stockholders, as reported	$1.80	$12.63	$6.30
Undistributed income per share applicable to common stockholders, pro forma	$1.71	$12.59	$6.30

Diluted undistributed income per share:
Undistributed income per share applicable to common stockholders, as reported	$1.75	$12.17	$6.30
Undistributed income per share applicable to common stockholders, pro forma	$1.66	$12.13	$6.30

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These pro forma disclosures are not necessarily representative of the effects on reported undistributed income per share applicable to common stockholders for future years.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at December 31, 2005 and December 31, 2004 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 10.

Recent Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FSP FAS 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. The adoption of FSP FAS 143-1 did not have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures shown above and previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123 (revised) in the first quarter of fiscal 2006, beginning January 1, 2006. The Company expects to use the Black-Scholes valuation model in determining the fair value of share-based payments to employees and directors, and to amortize such amounts to compensation cost on a straight-line basis. The Company expects to apply the modified prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123 (revised). The Company is evaluating the requirements of SFAS No. 123 (revised) including SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123 (revised), and expects that the adoption of SFAS No. 123 (revised) will have a material effect on the Company’s consolidated results of operations and earnings per share beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS No. 153 will have on its financial position, cash flows or results of operations, but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS No. 151 will have on its financial position, cash flows or results of operations, but does not expect it to have a material impact.

Note 3—Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During 2005, the Company paid $0.1 million against the net liabilities of discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.4 million at December 31, 2005. The Company expects to be assessed in 2006 its pro

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rata share of the remediation costs totaling $1.1 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value.

In 2001, the Company suspended operations of a subsidiary that manufactured high performance disk arrays and storage area networks, establishing a provision for the costs of closure and impairment of its investment, which the Company believed had no realizable value. The subsidiary’s assets were sold and their proceeds distributed to its creditors. During 2003, the Company paid $0.2 million against the net liabilities of discontinued operations pertaining to the former disk array and storage area network operations. The Company completed making payments as it relates to this discontinued operation in 2004. Due to favorably concluding its obligations with respect to leased facilities, which the Company had guaranteed, the Company recognized a gain on these discontinued operations of $0.3 million in 2004.

In 2001, the Company closed its Internet video operations. During 2003, 2004 and 2005, the Company paid $0.8 million, $0.8 million and $0.4 million, respectively, against the net liabilities of discontinued operations. In 2005, the Company adjusted net liabilities of discontinued operations to reflect revised rental income from subletting previously abandoned leased facilities, which resulted in recognizing a gain on these discontinued operations of $0.9 million. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.7 million at December 31, 2005. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$4,545	$3,147
Additional provision for loss from discontinued operations, net of recovery of $352	—	2,148
Increase in expected future sublet income	(934)	—
Net payments made during the period	(519)	(750)

Balance at December 31	$3,092	$4,545

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Computation of Basic and Diluted Undistributed Income (Loss) per Share

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted undistributed income (loss) per common share is provided as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except share and per share amounts)
Numerator

Net income (loss) from continuing operations	$5,812	$48,510	$(1,764)

Undistributed income applicable to common stockholders	$6,727	$46,362	$20,771

Denominator—Basic
Weighted average number of basic common shares outstanding	3,734,916	3,671,803	3,297,927

Basic income (loss) per share from continuing operations	$1.56	$13.21	$(0.53)

Basic undistributed income per share applicable to common stockholders	$1.80	$12.63	$6.30

Denominator—Diluted
Weighted average number of common shares outstanding	3,734,916	3,671,803	3,297,927
Effect of dilutive securities:
Stock options	115,930	137,711	50

Weighted average number of diluted common shares outstanding	3,850,846	3,809,514	3,297,977

Diluted income (loss) per share from continuing operations	$1.51	$12.73	$(0.53)

Diluted undistributed income per share applicable to common stockholders	$1.75	$12.17	$$6.30

In 2003, 515,040 shares of Common Stock were issued to redeem 12,877 shares of Redeemable Preferred Stock, representing all remaining Redeemable Preferred Stock. The common shares have been included in the weighted average number of common shares outstanding from the date of issuance.

Stock options are included in the calculation of weighted average number of diluted common shares outstanding, if the exercise price is lower than the average market value of common shares during the period. The number of stock options outstanding, the range of exercise prices of stock options outstanding and the number of common shares included in the calculation of the weighted average number of diluted common shares outstanding during the period were as follows:

	Year Ended December 31,
	2005	2004	2003
Stock options outstanding	154,066	224,026	41,921
Range of exercise prices	$1.15 - 38.25	$1.15 - 21.25	$2.40 - 72.50
Common shares included in the calculation of weighted average number of diluted common shares outstanding during the period	115,930	137,711	50

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Interest paid	$2,852	$3,303	$527
Income taxes paid	1,904	1,372	1,101
Preferred stock (redemptions)	—	—	(25,754)

Income taxes paid in the year ended December 31, 2004 included $0.8 million representing payment to the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985.

Note 6—Investments

	December 31, 2004			Scheduled Maturity Date
	Carrying Value	Unrealized Gains	Fair Value
Treasury Bills	$9,134	$—	$9,134	April–June 2005

Due within 1 year	$9,134

There were no short-term investments held by the Company at December 31, 2005.

Note 7—Inventories

	December 31,
	2005	2004
	(in thousands)
Raw materials	$5,489	$3,833
Work in process	3,186	3,299
Finished goods	3,354	3,884

	12,029	11,016
Less inventory reserve	(6,167)	(5,829)

Total	$5,862	$5,187

Inventory write-downs for obsolete and slow-moving items totaled $0.5 million, $1.2 million and $0.2 million in 2005, 2004 and 2003, respectively.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Property, Plant and Equipment

	December 31, 2005	December 31, 2004
	(in thousands)
Property Held for Sale
Land	$—	$952
Buildings and improvements	—	4,916
Furniture, fixtures and equipment	—	65

	—	5,933
Less accumulated depreciation	—	(3,263)

Total	$—	$2,670

The Company’s subsidiary, Ampex Data Systems Corporation, sold its former manufacturing facility in Colorado Springs, CO on April 15, 2005 and the Company received net proceeds of approximately $3.1 million. A gain on sale of assets of $0.5 million was recognized in “Other (income) expense, net” in the second quarter of 2005.

	December 31, 2005	December 31, 2004
	(in thousands)
Property, Plant and Equipment
Leasehold improvements	$4,447	$4,445
Furniture, fixtures and equipment	6,226	7,025

	10,673	11,470
Less accumulated depreciation	(9,458)	(9,910)

Total	$1,215	$1,560

Depreciation charged to continuing operations was $0.5 million, $0.8 million and $1.0 million in 2005, 2004 and 2003, respectively.

Note 9—Other Accrued Liabilities

	December 31,
	2005	2004
	(in thousands)
Compensation and employee benefits	$2,396	$2,446
Deferred revenue	4,059	4,608
Customer deposits	6	380
Taxes	134	1,007
Warranty and other product costs	427	471
Interest payable	107	70
Other	806	777

Total	$7,935	$9,759

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the changes in the warranty and other product costs liability account is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$471	$641
Accruals for warranties issued during the period	31	(6)
Settlements made during the period in cash or in kind	(75)	(164)

Balance at December 31	$427	$471

Note 10—Debt

	December 31,
	2005	2004
	(in thousands)
Notes Payable
Note payable—other	$113	$131

Total	$113	$131

Long-term Debt
20% Senior discount notes	$—	$—
Hillside notes payable	19,879	13,979
12% Senior notes	5,846	16,296

Total	$25,725	$30,275

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated, the Company’s former parent. The outstanding balance at December 31, 2005 of $0.1 million is expected to be paid or converted into shares of Common Stock.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”). The Agreement relates to the pension plans of the Company (the “Ampex” pension plan) and of its former Media subsidiaries (the “Media” pension plan), which are substantially under funded. Under the terms of the Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event the Company is unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

During the period 2001 through 2005, Hillside made pension contributions totaling $20.7 million pertaining to the Ampex pension plan and the Media pension plan, of which $5.9 million was paid in 2005 and $10.7 million was paid in 2004. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pension contributions and amounts advanced in prior years. The Company has requested Hillside to fund contributions due in 2006 which are estimated to total $9.5 million and may do likewise in future years based on the Company’s liquidity.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.75% at December 31, 2005). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for notes issued to Hillside. The Hillside Notes contain certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Joint Settlement Agreement, and they have represented that they have sufficient assets to fund pension contributions scheduled in future years. Ampex has no direct or indirect financial ownership interest in Hillside and, accordingly, has no ability to control Hillside or to mandate its compliance with the terms of the Agreement. Accordingly, except for the provisions of the Agreement, Ampex’s ability to borrow pension contributions from Hillside is beyond its control.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued interest, interest expense and principal transactions for the Senior Notes and Senior Discount Notes are as follows:

	For the Year Ended December 31,
	2005	2004
	(in thousands)
Senior Notes
Accrued interest, beginning of the period	$702	$2,627
Interest expense	1,181	7,507
Cash payments applied to interest	(1,631)	(2,217)
Issuance of Notes in lieu of cash payment of interest	—	(7,215)

Accrued interest, end of period	$252	$702

Cash payments applied to principal	$(10,000)	$(50,000)

Senior Discount Notes
Accrued interest, beginning of the period	$—	$244
Interest expense	—	1,691
Cash payments applied to interest	—	(617)
Capitalized interest added to principal	—	(1,318)

Accrued interest, end of period	$—	$—

Cash payments applied to principal	$—	$(11,075)

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

Noncurrent Maturities of Long-term Debt

The following table summarizes the scheduled noncurrent maturities of the Company’s long-term debt as of December 31, 2005, for years subsequent to 2006:

Year	(in thousands)
2007	$1,688
2008	8,437
2010	9,850
2011	5,750

Total	$25,725

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Other Liabilities

	December 31,
	2005	2004
	(in thousands)
Reserve for tax liabilities	$1,150	$1,150
Other postemployment benefits	185	202
Environmental	90	100
Other, including amounts due NHI, the former parent	504	416

Total	$1,929	$1,868

The reserve for tax liabilities represents disputed income and excise tax assessments levied in prior years against certain foreign subsidiaries of the Company, which are inactive.

Note 12—Commitments and Contingencies

Leases

The Company leases certain manufacturing and office facilities and equipment under operating lease agreements. At December 31, 2005 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

Year	(in thousands)
2006	$3,297
2007	3,192
2008	1,909
2009	116
Thereafter	—

Total	$8,514

The future annual operating obligations include operating lease obligations on facilities used in continuing operations and discontinued operations. The amounts above exclude sublease rental income of $0.8 million due in the future under noncancellable subleases. Total rent expense for all operating leases for continuing operations was $2.6 million, $1.9 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income received on abandoned leases related to discontinued operations totaled $0.4 million and $79 thousand in 2005 and 2004, respectively. There was no sublease income in 2003.

Legal Proceedings and Foreign Tax Assessments

In October 2004, the Company initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of its patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). In the ITC proceeding the remedies available would be to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expires in April 2006. In the separate District Court case, the Company is seeking monetary damages for infringement of the patent. As discussed below, until recently the District Court suit, although filed, had not proceeded as it was automatically stayed for the duration of the ITC proceeding.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had several settlement discussions with Kodak but, although it has negotiated licenses with thirteen other manufacturers of digital still cameras, the Company believes that it is unlikely that an out-of-court settlement with Kodak can be reached. The Company withdrew its litigation in the ITC on July 29, 2005, in order to accelerate the proceedings in the District Court to seek unspecified financial damages for unauthorized use of the Company’s patent from August 2001 (the date on which the Company gave notice of infringement) through April 11, 2006, and the Company intends to pursue the litigation vigorously. A trial date has been scheduled for December 2006.

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

Environmental Matters

Ampex’s facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, the Company may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of its former Media subsidiary. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that the Company is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2006 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has three environmental investigations, remediation and/or monitoring activities outstanding at December 31, 2005. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. In prior years, the Company had been named as a potentially responsible party by the United States Environmental Protection Agency with respect to four other contaminated sites that have been designated as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In the second quarter of 2005, the Company was informed that these former Media sites have been remediated to the satisfaction of the EPA. Accordingly, the Company believes that there is no further liability with respect to these Superfund sites.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At December 31, 2005, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.4 million, of which $1.1 million is classified as a current liability as it is expected to be paid in 2006, for the estimated expenses it projects it will incur with respect to the two Media

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sites discussed above. Although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, it could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations or operating cash flows in the periods recognized or paid. These liabilities have not been discounted, as neither the amount nor the timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its accruals. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized. If no sublease income were realized, the Company’s additional unreserved exposure would be $0.8 million.

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

Plan Sponsor of Pension and Other Retirement Plans

The Company is the Plan Sponsor of various domestic and foreign non-contributory defined benefit pension plans. In addition, the Company provides supplemental retirement payments to certain former employees of the Company, which were earned under prior corporate ownership. See Note 16.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Preferred Stock

Beginning in June 1999, the Company became obligated to redeem the Redeemable Preferred Stock in quarterly installments. For the year ended December 31, 2003, the Company issued 64,440 shares of its Common Stock to satisfy the quarterly redemption requirements. On October 2, 2003, the Company redeemed all remaining Redeemable Preferred Stock. In 2003, the Company recognized a benefit to common stockholders from extinguishment of preferred stock totaling $24.0 million, which represented the excess of the face amount of the preferred stock redeemed over the market price of the common stock issued.

Note 14—Related Party Transactions

Equity Investment:

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and has incurred business development costs of $1.0 million, $0.6 million and $0.7 million in 2005, 2004 and 2003, respectively. These costs consist primarily of consulting fees and office rent paid to a non-affiliated British investment advisory company hired to identify investment opportunities. The Company currently expects to discontinue such payments after March 31, 2006.

The Company made an investment in a limited partnership in 2003, which the Company accounted for under the equity method of accounting. The investment partnership purchased approximately 28% of a publicly-held British promotional products company, which the non-affiliated British investment advisory company identified as a turnaround investment. In addition, the Company was entitled to receive a percentage of incentive fees earned by the general partner of the investment limited partnership. In the first quarter of 2004, the partnership sold a portion of its investment in the British promotional products company and the Company recognized its pro rata share of the gain on that sale. Subsequently in 2004, the partnership sold or distributed to its partners all of the remaining shares of the company. No further investment activities are envisioned by this partnership. The Company has received total distributions of $3.3 million on its $1 million investment, which includes incentive fees received of $0.6 million from the general partner.

The following table provides summarized financial information on a 100% basis for the limited partnership accounted for under the equity method as of December 31, 2004 and for the year then ended (in thousands):

Earnings Data:

Income from operations	$71
Equity in net income of products company	213
Gain on sale of stock of products company	8,597

Net gain	$8,881

In 2005, the investment advisory company identified Elementis Group plc (“Elementis”), a UK specialty chemicals company, as a turnaround investment and organized a limited partnership to invest in the company. Ampex elected not to invest in the limited partnership, but Ampex is entitled to receive reimbursement of business development expenses and to receive additional incentive fees from the general partner, as discussed more fully below.

Edward Bramson was appointed the non-executive Chairman of the Board of Directors of Elementis on June 6, 2005 and its interim CEO on August 9, 2005. Mr. Bramson does not intend to remain CEO of Elementis

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent to the implementation of an operational turnaround plan. Mr. Bramson has assigned his Elementis director fees to the Company and has foregone any compensation from Elementis in exchange for a portion of the incentive fees, if any, which may ultimately be received by the Company.

Equity Investment—Subsequent Event (Unaudited):

As discussed above, the Company is entitled to receive reimbursement of business development expenses and to receive additional incentive fees from the general partner based upon any gains realized by the limited partnership upon the sale of its investment in a UK specialty chemicals company. Based on the market value of the specialty chemicals company at December 31, 2005, the Company estimates that it would have been entitled to receive reimbursement of business development expenses and incentive fees of approximately $4.1 million from the general partner, had the partnership’s investment been sold on that date. In the first quarter of 2006, the Company expects to realize a reimbursement of business development expenses incurred during the investment holding period, September 2004 to March 2006, and a portion of the incentive fee resulting from the sale of approximately two thirds of the limited partnership’s investment in Elementis. The Company may be entitled to additional incentive fees upon the sale by the limited partnership of the remaining share of Elementis and such incentive fees will be based on any gain that may be realized at the time of the sale.

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of the shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, these companies advised the Company that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at December 31, 2005 and 2004. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

The Company continues to hold the note issued to it by SJC, which is a 5.74% non-recourse note secured by a pledge of 20,000 shares of Class A Stock. The principal amount of the note totaled $1,848,000 at December 31, 2005 and is scheduled to mature in October 2008. Under the terms of the note, interest of $106,075 is forgiven annually so long as Mr. Bramson continues as an officer and director of the Company. Should SJC not repay the note when it matures, Ampex’s only recourse is to the 20,000 pledged shares, which had a market value of $407,800 at December 31, 2005. Should Ampex be required to foreclose on the note in the future, there is no assurance that the value of the pledged shares would be sufficient to repay the note in full. However, management believes that there would be no financial statement effect on net income or net assets of the Company from a future foreclosure, except for possible future tax benefits that may be realized in future years.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 11, 2005, at the Company’s Annual Meeting, stockholders authorized the issuance of an additional 300,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan of which 311,292 shares are available for grant.

At December 31, 2005, there were 154,066 options outstanding under the Stock Incentive Plan, including 126,066 vested options. The exercise prices range from $1.15 to $38.25 per share and vesting schedules vary from immediate vesting to vesting over a three-year period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2002	225,967	129,198	$2.40-97.50	$1,790,047	$13.80
Granted	(750)	750	5.20	3,900	5.20
Canceled	45,374	(45,374)	3.60-97.50	(606,106)	13.36
Adjusted	102	(153)	—	(7,526)	—
Exercised	—	(42,500)	3.40	(144,500)	3.40

Balances, December 31, 2003	270,693	41,921	2.40-72.50	1,035,815	24.71
Granted	(260,500)	260,500	1.15-2.40	359,575	1.38
Canceled	28,395	(28,395)	2.40-72.50	(779,082)	27.44
Exercised	—	(50,000)	1.15	(57,500)	1.15

Balances, December 31, 2004	38,588	224,026	1.15-21.25	558,808	2.49
Authorized	300,000	—	—	—	—
Granted	(28,000)	28,000	38.25	1,071,000	38.25
Canceled	704	(704)	8.00	(5,632)	8.00
Exercised	—	(97,256)	1.15-21.25	(210,182)	2.16

Balances, December 31, 2005	311,292	154,066	$1.15-38.25	$1,413,994	$9.18

For the years ended December 31, 2005, 2004 and 2003, the weighted average fair value of options granted was $26.14, $0.83 and $4.64 per share, respectively.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.15-$2.39	102,733	1.18	$1.26	102,733	$1.26
$2.40-$21.50	23,333	2.02	9.13	23,333	9.13
$21.51-$38.25	28,000	2.36	38.25	—	—

	154,066	1.52	$9.18	126,066	$2.72

The fair values of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2005	2004	2003
Expected life (years)	1.9	1.0	1.0
Risk-free interest rate	3.60%	1.29%	1.27%
Expected volatility	146%	235%	319%
Expected dividend yield	—	—	—

Note 16—Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	December 31,
Current Obligations	2005	2004
	(in thousands)
Ampex pension plan	$—	$3,668
Media pension plan	—	961
Foreign subsidiary plan	151	163
Supplemental retirement plan	713	709

Total current pension and other retirement plans	$864	$5,501

	December 31,
Long-term Obligations	2005	2004
	(in thousands)
Ampex pension plan	$61,266	$48,431
Media pension plan	25,415	18,809
Foreign subsidiary plan	2,632	2,480
Supplemental retirement plan	6,635	6,405

Total long-term pension and other retirement plans	$95,948	$76,125

Pension contributions for the Ampex and Media pension plans due in 2006, which are estimated to total $9.5 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations. Payment of the 2006 pension contributions will be funded pursuant to the terms of the Joint

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make pension contributions due in future years based on the Company’s liquidity. See Note 10.

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

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make Ampex whole from any expense or cash outlay as it pertained to the Media pension plan. However, the Company remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that plan. During 2003, the Company and Media entered into the Retirement Plan Funding and Settlement Agreement, which provided for monthly payments of $74,000 by Media to Ampex in settlement of future pension contributions that may be required under the Media pension plan and that would be funded by the Company. During 2004 and 2003, Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.8 million and $0.8 million, respectively. During 2005, Media did not pay directly or reimburse Ampex for pension contributions made on Media’s behalf. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the “Statement of Operations and Comprehensive Income (Loss)” when such payments are assured of collection.

On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, the Company does not expect to receive any additional payments or to be reimbursed for future pension contributions that Ampex will be required to make under the Media pension plan as its Plan Sponsor.

Actuarially determined pension expense for the Ampex and Media pension plan in 2005, 2004 and 2003 consisted of the following:

	December 31,
	2005	2004	2003
	(in thousands)
Ampex Pension Plan

Interest on projected benefit obligation	$11,024	$11,352	$11,789
Expected return on assets	(11,255)	(11,453)	(12,302)
Recognized actuarial loss	2,641	1,991	983

Net periodic pension cost	$2,410	$1,890	$470

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension costs for the Ampex pension plan are included in the “Selling and administrative” expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

	December 31,
	2005	2004	2003
	(in thousands)
Media Pension Plan

Interest on projected benefit obligation	$3,598	$3,454	$3,470
Expected return on assets	(3,330)	(2,974)	(2,804)
Recognized actuarial loss	506	1,695	1,531
Curtailment loss	—	2,541	—

Net periodic pension cost	774	4,716	2,197
Reimbursements received from Quantegy	—	(780)	(814)

Net periodic pension cost (net of reimbursements)	$774	$3,936	$1,383

In the fourth quarter of 2004, the net periodic pension cost for the Media pension plan includes a curtailment loss of $2.5 million due to the termination of employees’ services earlier than actuarially expected, resulting from Media’s bankruptcy filing.

The funded status and amounts included in the consolidated balance sheets are as follows:

	December 31,
	2005	2004
	(in thousands)
Ampex Pension Plan
Actuarial present value of benefits:
Vested and total accumulated benefits	$199,769	$190,151

Projected benefit obligation	$(199,769)	$(190,151)
Less: plan assets at fair value	138,503	138,052

	(61,266)	(52,099)
Unrecognized net loss	—	—

Accrued pension cost	$(61,266)	$(52,099)

	December 31,
	2005	2004
	(in thousands)
Media Pension Plan
Actuarial present value of benefits:
Vested and total accumulated benefits	$66,225	$61,462

Projected benefit obligation	$(66,225)	$(61,462)
Less: plan assets at fair value	40,810	41,691

	(25,415)	(19,770)
Unrecognized net loss	—	—

Accrued pension cost	$(25,415)	$(19,770)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the domestic plans:

	December 31,
	2005	2004
	(in thousands)
Ampex Pension Plan
Change in benefit obligation:
Benefit obligation at the beginning of the year	$190,151	$180,542
Interest cost	11,024	11,352
Actuarial loss	13,114	4,683
Benefits paid	(14,520)	(14,426)

Benefit obligation at the end of the year	$199,769	$190,151

Change in plan assets:
Fair value of plan assets at the beginning of the year	$138,052	$130,000
Actual return on plan assets	6,248	14,606
Company contributions	8,723	7,872
Benefits paid	(14,520)	(14,426)

Fair value of plan assets at the end of the year	$138,503	$138,052

Accrued benefit liability	$(61,266)	$(52,099)
Accumulated other comprehensive income	90,276	74,796

Net amount recognized	$29,010	$22,697

	December 31,
	2005	2004
	(in thousands)
Media Pension Plan
Change in benefit obligation:
Benefit obligation at the beginning of the year	$61,462	$56,714
Interest cost	3,598	3,454
Actuarial loss	4,809	1,776
Curtailment loss	—	2,541
Benefits paid	(3,644)	(3,023)

Benefit obligation at the end of the year	$66,225	$61,462

Change in plan assets:
Fair value of plan assets at the beginning of the year	$41,691	$37,571
Actual return on plan assets	1,802	4,296
Company contributions	961	2,847
Benefits paid	(3,644)	(3,023)

Fair value of plan assets at the end of the year	$40,810	$41,691

Accrued benefit liability	$(25,415)	$(19,770)
Accumulated other comprehensive income	24,501	18,669

Net amount recognized	$(914)	$(1,101)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial assumptions used to determine benefit obligations during the year follows:

	December 31,
	2005	2004
Assumed discount rate	5.65%	6.00%
Rate of compensation increase	N/A	N/A

At December 31, 2005, the Company changed the accounting estimates to lower the assumed discount rate from 6.0% to 5.65% and switched to the RP 2000 mortality table from the 1983 group annuity mortality table, in order to reflect the best estimate of the plans’ future experience with respect to those assumptions. Our actuaries compute the discount rate. It represents a weighted average interest rate inherent in a theoretical portfolio of currently available, high quality, fixed income investments that are scheduled to mature over future periods corresponding to when benefits to plan participants are projected to be paid. The mortality assumption reflects the most recent actuarial computations of male and female life expectancies. These changes increased the actuarial loss by $12.3 million under the Ampex plan and $4.3 million under the Media plan. Actuarial losses are amortized into periodic pension cost over the life expectancy of the retirees of each plan and are expected to add $0.6 million to the annual pension cost under the Ampex plan and $0.2 million to the annual pension cost under the Media plan in future periods.

Actuarial assumptions used to determine the net periodic pension cost during the year follows:

	December 31,
	2005	2004
Assumed discount rate	6.00%	6.25%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	8.0%	8.0%

An estimated decrease of 25 basis points in the long-term rate of return and an estimated decrease of 25 basis points in the discount rate would increase net pension expense by approximately $0.3 million for the Ampex plan and $0.1 million for the Media plan.

Pension contributions in 2005 totaled $8.7 million for the Ampex Plan and $1.0 million for the Media Plan of which $5.9 million was funded through the issuance of Notes to Hillside. Pension contributions in 2004 totaled $7.9 million to the Ampex Plan and $2.8 million to the Media Plan, which were funded through the issuance of Notes to Hillside. See Note 10.

The Company’s defined benefit plan and the Media defined benefit plan participate in a Master Trust Agreement. Each plan has an undivided interest in the assets of the Master Trust, and ownership is represented by the proportionate dollar interest. In September 2002, the Company and Hillside entered into an agreement whereby an affiliate of Hillside assumed fiduciary responsibility for the management of substantially all of the Master Trust’s assets. As a result of this transition, changes were made to certain of the Trust’s investment managers to place a greater percentage of assets with managers having an active investment strategy as opposed to investment in broad index funds. Such changes were initiated to seek to limit volatility that had been experienced in preceding years.

The Master Trust is invested in a diversified portfolio of cash and short-term securities, equity securities and debt securities, with the vast majority of investments under professional management. Company directed investments consist of cash, investments in limited partnerships that invest in distressed debt securities, equity

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average percentage of fair value for each major category of total plan assets at fair value as of the measurement dates at December 31, 2005 and December 31, 2004 is as follows:

	December 31,
	2005	2004
Equity securities	51%	52%
Debt securities	35%	36%
Cash and short-term investments	14%	12%

The market value of the Company’s equity securities held by the trust was $3.5 million and $6.8 million at December 31, 2005 and December 31, 2004, respectively.

The Company has assumed a long-term rate of return on the Trust’s assets of 8% per annum for 2005 and 2004, which is slightly less than the historical average rate of return realized over the past 14 years. Realized returns in 2005 were less than the target rate while in 2004 realized returns exceeded the target rate. In recent prior years, the fund has sustained negative returns or realized returns that have been below the target rate. However, the Company believes that a target rate of return of 8% is achievable when forecasting performance of a diversified portfolio of equity and debt securities over a long-term investment horizon. Future results may differ from this assumption and if significant differences affect historical returns over several years, the Company would adjust the rate of return assumption to reflect such changes.

The following table reflects the total expected future benefit payments by the Company and Media to plan participants and have been estimated based on the same assumptions used to measure the benefit obligation at the end of the year:

	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2006	$14,608	$3,930
2007	14,692	3,887
2008	14,865	3,861
2009	14,910	3,880
2010	15,091	3,856
2011-2015	75,608	19,629

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2010. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance. The Company has requested Hillside to fund contributions due in 2006 which are estimated to total $9.5 million pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity. See Note 10.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2006	$1,641	$7,827
2007	19,338	4,976
2008	9,201	3,769
2009	3,629	1,298
2010	400	—

Total	$34,209	$17,870

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

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The components of the foreign pension expense were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Interest cost	$135	$130	$130

Net periodic pension cost	$135	$130	$130

The amounts included in the Consolidated Balance Sheets for the foreign plan are as follows:

	December 31,
	2005	2004
	(in thousands)
Actuarial present value of benefits:
Vested and total accumulated benefits	$2,783	$2,744

Projected benefit obligation	$(2,783)	$(2,744)
Less: plan assets at fair value	—	—

Accrued pension cost	$(2,783)	$(2,744)

Accrued benefit liability	$(2,783)	$(2,744)
Accumulated other comprehensive income	494	101

Net amount recognized	$(2,289)	$(2,643)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of benefit obligations of the foreign plan:

	December 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,744	$2,454
Interest cost	135	130
Actuarial gain	430	103
Currency (gain)/loss	(380)	199
Benefits paid	(146)	(142)

Benefit obligation at the end of the year	$2,783	$2,744

Actuarial assumptions used to determine the net periodic benefit cost and benefit obligations follows:

	December 31,
	2005	2004
Assumed discount rate	4.00%	5.50%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	N/A	N/A

The expected future benefit payments of the foreign plan are as follows:

Year	(in thousands)
2006	$150
2007	154
2008	161
2009	164
2010	165
2011 - 2015	908

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company has recorded a cumulative minimum pension liability for the underfunded plans of $112.8 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2005. To the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, the increase or decrease in liabilities was charged directly to stockholders’ deficit. Stockholders’ deficit was charged $21.8 million in 2005, credited $1.8 million in 2004 and charged $8.9 million in 2003, respectively.

The Company remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the discount rate and mortality assumption used in the defined benefit plan. Amounts included in “Other accrued liabilities” and “Other liabilities” were $0.7 million and $6.6 million at December 31, 2005 and $0.7 million and $6.4 million at December 31, 2004, respectively.

The expected future benefit payments of the supplemental plans are as follows:

Year	(in thousands)
2006	$713
2007	734
2008	761
2009	787
2010	808
2011 - 2015	3,545

The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.2 million, $0.2 million and $0.2 million for the year ended December 31, 2005, 2004 and 2003, respectively.

Note 17—Restructuring Charges (Credits)

Restructuring charges (credits) for the years ended December 31, 2005, 2004 and 2003 consist of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Provisions for (recovery of) lease obligations	$—	$(1,410)	$3,098

A reconciliation of the changes in the restructuring liability accounts is as follows:

	2005	2004
	(in thousands)
Balance at January 1	$2,267	$4,750
Recovery during the period	—	(1,410)
Payments made during the period	(627)	(1,073)

Balance at December 31	$1,640	$2,267

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations to lower continuing operating expenses and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During 2005, 2004 and 2003, the Company paid and charged the restructuring accrual $0.6 million, $1.1 million and $1.3 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charged the restructuring accrual $4.3 million since the inception of the 2001-2002 restructuring program. The unamortized balance in accrued restructuring totaled $1.6 million at December 31, 2005. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

Note 18—Income Taxes

Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Domestic	$6,957	$49,814	$(4,898)
Foreign	(396)	(206)	(38)

	$6,561	$49,608	$(4,936)

The provision for (benefit of) income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal current provision	$627	$12,724	$(1,930)
Benefit of utilization of NOL	(627)	(12,724)	—
Federal alternative minimum tax	36	800	—
State	145	50	(2,000)
Foreign	—	(62)	(238)
Foreign withholding taxes on royalty income	568	310	996

	749	1,098	(3,172)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$749	$1,098	$(3,172)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the federal current provision and benefit of utilization of net operating loss (“NOL”) carryforwards have been computed before windfall tax deductions from employee stock option exercises. Accordingly, an offset to the federal alternative minimum tax provision has been recognized in “Other Additional Capital.” The Company’s effective tax rate is lower than the statutory rate due to the utilization of NOLs and permanent differences. The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2005, 2004, and 2003) to income (loss) before income taxes and the actual provision for income taxes was as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Federal income tax provision at statutory rate	$2,296	$17,363	$(1,728)
Federal alternative minimum tax	36	800	—
State income tax	145	50	—
Change in valuation allowance	(1,761)	(4,464)	—
Utilize US consolidated losses	(627)	(12,724)	—
Domestic losses not benefited	—	—	1,715
Foreign withholding taxes	568	310	996
Reversal of prior years’ foreign, federal, state and deferred income taxes	—	—	(4,164)
Other, net	92	237	9

	$749	$1,098	$(3,172)

During the year ended December 31, 2003, the Company benefited from a non-cash reversal of reserves of $4.2 million provided on prior years’ foreign, federal, state and deferred income taxes for years where the Company reached a settlement with tax authorities or where years have been closed to audit or otherwise determined not to be required.

The following table shows the major components of the deferred income tax assets (liabilities) as of December 31, 2005 and 2004:

	December 31,
	2005	2004
	(in thousands)
Pension contributions in excess of pension expense	$(10,435)	$(9,252)
Inventory basis differences	2,240	2,164
Restructuring reserves and other liabilities not yet deductible for tax purposes	5,055	6,125
Loss carryforwards (principally NOLs)	69,300	71,045
Property, plant and equipment
Basis differences	529	1,042
Credit from prior year’s minimum tax	2,046	1,991
Other	1,802	1,815
Less valuation allowance	(70,537)	(74,930)

Net deferred tax assets	$—	$—

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities,

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company must assess the likelihood that it will be able to recover the net deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets and NOLs that the Company estimates will more likely than not ultimately not be recoverable. Since the Company has reported losses in recent years, it cannot determine that it is probable that it will recover the deferred tax assets. Accordingly, the Company has established a valuation allowance equal to such deferred tax assets. There was a decrease in the valuation allowance of $4.4 million during 2005.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in any period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

The provision for income taxes consists primarily of foreign withholding taxes on royalty revenue. In addition, the Company recognized the benefit of utilizing NOLs to offset federal income taxes of $0.6 million in 2005 and $12.7 million in 2004. At December 31, 2005, the Company had NOLs for federal income tax purposes of approximately $173 million expiring in the years 2006 through 2023. Of this amount, $3.0 million pertains to windfall tax deductions from employee stock options, which when realized, will be credited to “Other additional capital.” Accordingly, the Company has the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. In addition, the Company has federal capital loss carryforwards totaling $8.8 million at December 31, 2005, which may be utilized against capital gains, if any, generated in future periods. Effective July 1, 2004 the U.S./Japanese tax treaty eliminated withholding tax on royalty payments. Prior to July 1, 2004, the Company’s Japanese licensing revenue was subject to foreign tax withholding of up to 10% of licensing revenue.

Note 19—Segment Reporting

The Company has two operating segments, referred to as the Recorders segment and the Licensing segment. The Recorders segment includes the sale and service of data storage systems, instrumentation recorders and professional video products, all of which are made by the manufacturing subsidiary Data Systems. The Licensing segment involves the licensing of Ampex intellectual property through the corporate licensing division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes and equity in loss (income) of limited partnership, including sale of investment excluding restructuring charges (credits), corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no intersegment sales or transfers.

	Year Ended December 31, 2005
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$24,240	$28,914	$—	$53,154
Interest income	214	—	50	264
Interest expense	—	—	2,481	2,481
Depreciation, amortization and accretion	217	—	453	670
Segment income (loss)	2,502	17,310	(13,251)	6,561
Segment assets	21,647	—	5,055	26,702
Expenditures for segment assets	103	—	11	114

	Year Ended December 31, 2004
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$28,582	$72,869	$—	$101,451
Interest income	103	—	58	161
Interest expense	1,691	—	8,041	9,732
Depreciation, amortization and accretion	403	—	371	774
Segment income (loss)	318	65,343	(19,612)	46,049
Segment assets	20,210	—	12,409	32,619
Expenditures for segment assets	129	—	45	174

	Year Ended December 31, 2003
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$33,305	$10,054	$—	$43,359
Interest income	52	—	51	103
Interest expense	2,181	—	6,819	9,000
Depreciation, amortization and accretion	516	—	573	1,089
Segment income (loss)	4,424	8,421	(14,224)	(1,379)
Segment assets	29,111	—	6,086	35,197
Expenditures for segment assets	11	—	14	25

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Segment income (loss) reported above	$6,561	$46,049	$(1,379)
Restructuring charges (credits)	—	1,410	(3,098)
Provision for (benefit of) income taxes	(749)	(1,098)	3,172
Equity in loss (income) of limited partnership, including sale of investment	—	2,149	(459)
Income (loss) from discontinued operations	915	(2,148)	—

Net income (loss)	$6,727	$46,362	$(1,764)

Note 20—Foreign Operations

The following table shows certain financial information relating to the Company’s operations in various geographical areas:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Total revenue:
United States	$51,500	$99,034	$41,160
Europe, Africa and the Middle East (principally United Kingdom)	1,215	1,518	2,421
Other foreign (principally Japan)	3,882	3,126	1,753
Eliminations and corporate expenses	(3,443)	(2,227)	(1,975)

Total	$53,154	$101,451	$43,359

U.S. revenues include all licensing revenue and export sales. Revenues in locales other than the U.S. are generally attributed to countries based on the location of the customer.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Income (loss) from continuing operations before income taxes and equity in loss (income) of limited partnership, including sale of investment:
United States	$6,885	$47,481	$(4,424)
Europe, Africa and the Middle East (principally
United Kingdom)	(100)	(191)	(36)
Other foreign (principally Japan)	(224)	169	(17)

Total	$6,561	$47,459	$(4,477)

Income (loss) from discontinued operations:
United States	$915	$(2,148)	$—

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2005	2004
	(in thousands)
Identifiable assets:
United States	$11,784	$12,964
Europe, Africa and the Middle East (principally United Kingdom)	219	243
Other foreign (principally Japan)	1,391	1,004
Eliminations and corporate assets	13,308	18,408

Total	$26,702	$32,619

Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company’s facilities and includes accounts receivable, inventories, other assets and property, plant and equipment. Export sales other than to Japan and United Kingdom totaled less than 10% of the Recorders segment revenue. Corporate assets consisted principally of cash, investments, interest receivable and deferred financing fees at December 31, 2005 and 2004.

Note 21—Major Customers

In 2005, the Company recognized revenue from Matsushita Electric Industrial Ltd. representing 11.9% of total revenue. In 2004, the Company recognized revenue from Sony Corporation and Canon Inc. representing 39.4% and 19.2% of total revenue, respectively. In 2003, the Company recognized revenue from Matsushita Electric Industrial Ltd. and BAE Systems representing 14.9% and 14.4% of total revenue, respectively.

Note 22—Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004.

Fiscal 2005	(in thousands, except share and per share data)
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$17,931	$15,821	$10,728	$8,674
Operating income (loss)	6,978	3,037	1,041	(1,856)
Income (loss) from continuing operations	5,924	2,499	(173)	(2,438)
Income (loss) applicable to common stockholders	5,924	2,499	(173)	(1,523)
Basic income (loss) per share from continuing operations	$1.60	$0.67	$(0.05)	$(0.64)
Basic income (loss) per share applicable to common stockholders	$1.60	$0.67	$(0.05)	$(0.40)
Diluted income (loss) per share from continuing operations	$1.52	$0.64	$(0.05)	$(0.64)
Diluted income (loss) per share applicable to common stockholders	$1.52	$0.64	$(0.05)	$(0.40)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2004	(in thousands, except share and per share data)
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$9,889	$8,913	$8,322	$74,327
Operating income (loss)	1,373	(1,718)	(26)	61,215
Income (loss) from continuing operations	(250)	(4,181)	(1,890)	54,831
Income (loss) applicable to common stockholders	(250)	(4,181)	(1,538)	52,331
Basic income (loss) per share from continuing operations	$(0.07)	$(1.15)	$(0.52)	$14.89
Basic income (loss) per share applicable to common stockholders	$(0.07)	$(1.15)	$(0.42)	$14.21
Diluted income (loss) per share from continuing operations	$(0.07)	$(1.15)	$(0.52)	$14.18
Diluted income (loss) per share applicable to common stockholders	$(0.07)	$(1.15)	$(0.42)	$13.53

During the fourth quarter of 2005, the Company recorded incentive bonuses totaling $0.4 million, adjustments to the long-term liability for payments under supplemental retirement plans for certain employees that had retired under former corporate ownership totaling $1 million, an adjustment to the income tax provision of $0.9 million and adjustments to discontinued operations to recognize additional sublease income expected to be received through 2008 totaling $0.9 million. During the fourth quarter of 2004, the Company recorded additional accruals for discontinued operations for estimated environmental costs to be incurred in future years related to the operations of Media totaling $2.5 million.

AMPEX CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts	S-2

S-1

AMPEX CORPORATION

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions to cost and expenses	Charges to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts:
December 31, 2003	$112	$25	$—	$—	$137
December 31, 2004	$137	$(56)	$—	$(7)	$74
December 31, 2005	$74	$7	$—	$(3)	$78

(1)	Includes transfers and reclassifications to other accounts.
(2)	Includes write-offs and disposition of accounts receivable.

S-2

AMPEX CORPORATION

2005 FORM 10-K

EXHIBIT INDEX

Description

10.16	Lease and First Amendment of Lease dated August 14, 1997 and April 19, 1999, respectively, each by and between 135 East 57th Street LLC, as landlord, and the Company, as tenant, with respect to approximately 19,000 square feet of premises located at 135 East 57th Street, New York, New York.

10.17	Agreement of Sublease dated April 23, 2004, between the Company, as sublessor, and Calypso Capital Management, LLC, as sublessee, with respect to approximately 12,800 square feet of premises located at 135 East 57th Street, New York, New York.

10.25	Letter agreements dated as of March 31, 2005 and June 30, 2005, each between HIP-IV Incorporated (“HIP-IV”) and AFC Holdings Corporation (“AFC”), relating to the assignment of incentive fees by HIP-IV to AFC.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page of this Report).

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.