Form 10-Q
period 2006-03-31
AMPEX CORP /DE/
filed 2006-05-10
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,820,273. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended March 31, 2006

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,346	$13,070
Accounts receivable (net of allowances of $101 in 2006 and $78 in 2005)	4,077	3,091
Inventories	6,262	5,862
Royalties receivable	966	735
Cash collateral on letter of credit	1,485	1,483
Other current assets	3,285	873

Total current assets	24,421	25,114

Property, plant and equipment	1,115	1,215
Other assets	376	373

Total assets	$25,912	$26,702

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$106	$113
Accounts payable	5,015	3,802
Net liabilities of discontinued operations	1,430	1,413
Accrued restructuring costs	606	610
Pension and other retirement plans	864	864
Other accrued liabilities	6,863	7,935

Total current liabilities	14,884	14,737
Long-term debt	26,138	25,725
Pension and other retirement plans	95,565	95,948
Other liabilities	1,885	1,929
Accrued restructuring costs	880	1,030
Net liabilities of discontinued operations	1,592	1,679

Total liabilities	140,944	141,048

Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2006 and in 2005 Issued and outstanding - none in 2006 and in 2005	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2006 and in 2005 Issued and outstanding - none in 2006 and in 2005	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2006 and in 2005 Issued and outstanding - none in 2006 and in 2005	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2006 and in 2005 Issued and outstanding - none in 2006 and in 2005	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2006 and in 2005 Issued and outstanding - 3,820,273 shares in 2006; 3,789,773 in 2005	38	38
Class C:
Authorized: 50,000,000 shares in 2006 and in 2005 Issued and outstanding - none in 2006 and in 2005	—	—
Other additional capital	454,983	454,789
Accumulated deficit	(458,813)	(456,953)
Accumulated other comprehensive loss	(111,240)	(112,220)

Total stockholders’ deficit	(115,032)	(114,346)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$25,912	$26,702

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(umaudited)

	For the Three Months Ended March 31,
	2006	2005
Licensing revenue	$2,590	$11,411
Product revenue	3,422	4,246
Service revenue	2,097	2,274

Total revenue	8,109	17,931

Intellectual property costs	4,073	3,028
Cost of product revenue	1,822	2,536
Cost of service revenue	596	689
Research, development and engineering	1,092	1,032
Selling and administrative	2,423	3,668

Total costs and operating expenses	10,006	10,953

Operating income (loss)	(1,897)	6,978
Media pension costs	185	193
Interest expense	625	741
Amortization of debt financing costs	1	14
Interest income	(99)	(69)
Other (income) expense, net	(772)	(46)

Income (loss) before income taxes	(1,837)	6,145
Provision for income taxes	23	221

Net income (loss)	(1,860)	5,924
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	53

Comprehensive income (loss)	$(1,858)	$5,977

Basic income (loss) per share	$(0.49)	$1.60

Weighted average number of basic common shares outstanding	3,806,519	3,698,197

Diluted income (loss) per share	$(0.49)	$1.52

Weighted average number of diluted common shares outstanding	3,806,519	3,901,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(1,860)	$5,924
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	107	165
Accretion of interest expense	173	—
Stock option compensation expense	137	—
Ampex periodic pension cost	797	602
Media periodic pension cost	185	193
Changes in operating assets and liabilities:
Accounts receivable	(989)	(286)
Inventories	(400)	302
Royalties receivable	(231)	(5,927)
Other assets	(2,417)	30
Accounts payable	1,211	2,261
Other accrued liabilities and income taxes payable	(1,059)	2,629
Ampex and Media pension contributions	(240)	(825)
Accrued restructuring costs	(154)	(158)
Other liabilities	(187)	(5,518)

Net cash used in continuing operations	(4,927)	(608)
Net cash used in discontinued operations	(70)	(218)

Net cash used in operating activities	(4,997)	(826)

Cash flows from investing activities:
Purchases of short-term investments	—	(53)
Deferred gain on sale of assets	(13)	(13)
Additions to property, plant and equipment	(6)	(38)

Net cash used in investing activities	(19)	(104)

Cash flows from financing activities:
Borrowings under debt agreements	240	—
Repayments under debt agreements	(7)	(477)
Proceeds from issuance of common stock	57	21

Net cash provided by (used in) financing activities	290	(456)

Effects of exchange rates on cash	2	(28)

Net decrease in cash and cash equivalents	(4,724)	(1,414)
Cash and cash equivalents, beginning of period	13,070	8,840

Cash and cash equivalents, end of period	$8,346	$7,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 61-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds patents and patent applications covering digital image-processing, data compression and recording technologies. The Company leverages its investment in technology through its corporate licensing division, which licenses its patents to manufacturers of consumer electronics products. Through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), the Company incorporates this technology in the design and manufacture of very high performance data storage products, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Interim information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2005 and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The Company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at March 31, 2006 and December 31, 2005 and is included in other long-term assets. This investment is inherently risky because the products and technologies in

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and stated net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from three to nine years for furniture, fixtures and equipment, two to ten years for leasehold improvements, which represents the shorter of the lease term or the estimated useful lives. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations.

Warranty

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve at the time of sale for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligation is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

Environmental Liabilities

The Company’s facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, the Company may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of its former subsidiary Media (“Media”). The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with American Institute of Certified Public Accountants (the “AICPA”) Statement of Position No. 96-1, “Environmental Remediation Liabilities.” The Company continually assesses these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and the Company’s pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its accruals.

Foreign Currency Translation

Assets and liabilities of subsidiaries located outside the United States have been translated at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates during the period. Local currencies are considered to be the functional currencies for all of the Company’s foreign subsidiaries. Accordingly, the effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported in the cumulative translation adjustment, a separate component of stockholders’ deficit and comprehensive income (loss). Foreign currency transaction gains and losses, which are included in other expense, were not material in the periods reported.

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

The Company’s revenue recognition policy with respect to royalty income is as follows: when the Company enters into an agreement with a new licensee for use of its patents, the Company may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. The Company may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The dollar amounts due under a negotiated agreement for both past due royalties and for prepayment of royalties are non-refundable and non-forfeitable. The Company recognizes both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as the Company has no future obligations with respect to these agreements and delivery has occurred. Alternatively, the Company’s licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. The Company’s running royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable, generally upon receipt of the licensee’s sales report upon which royalties are determined, and collection is reasonably assured.

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

Pension and Other Post-Retirement Benefits/Obligations

The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with Statement of Financial Accounting Standards No. 87 (“SFAS No. 87”), “Employers Accounting for Pensions,” actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect its recognized expense and recorded obligation in such future periods.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $1.0 million and $1.0 million in the three months ended March 31, 2006 and 2005, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.1 million and $13 thousand in the three months ended March 31, 2006 and 2005, respectively.

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

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. See Note 20.

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period increased to include the number of additional shares of common stock that would have been

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted income per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. Additionally, the exercise of employee stock options can result in a greater dilutive effect on income per share.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at March 31, 2006 and December 31, 2005 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 13.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded an incremental $137 thousand of stock-based compensation expense, included in selling and administrative expenses, during the first quarter of 2006 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2006. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of March 31, 2006, $288 thousand of total unrecognized compensation cost related to unvested outstanding stock options is expected to be recognized over the next five quarters.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three month period ended March 31, 2005 (in thousands, except per share amounts):

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Three Months Ended March 31, 2005
Net income:
As reported	$5,924
Add stock-based employee compensation expense included in reported income, net of related tax effects	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(30)

Pro forma	$5,894

Basic income per share:
Income per share, as reported	$1.60
Income per share, pro forma	$1.59
Diluted income per share:
Income per share, as reported	$1.52
Income per share, pro forma	$1.51

These pro forma disclosures are not necessarily representative of the effects on reported income (loss) per share for future years.

There were no stock options granted in the three months ended March 31, 2006 and 2005. Accordingly, there were no significant assumptions used during the respective periods to estimate the fair value of stock-based compensation awards.

Note 3 - Stock Options

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

On June 11, 2005, at the Company’s Annual Meeting, stockholders authorized the issuance of an additional 300,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 311,292 shares were available for grant as of March 31, 2006.

At March 31, 2006, there were 123,566 options outstanding under the Stock Incentive Plan, including 95,566 vested options. The exercise prices range from $1.15 to $38.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is eighteen months, three years or ten years. In the three months ended March 31, 2005, 15,000 stock options vested during the period. No stock options vested during the three months ended March 31, 2006.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2004	38,588	224,026	$1.15-21.25	$558,808	$2.49
Canceled	704	(704)	8.00	(5,632)	8.00
Exercised	—	(7,847)	1.15-21.25	(21,361)	2.72

Balances, March 31, 2005	39,292	215,475	$1.15-21.25	$531,815	$2.47

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2005	311,292	154,066	$1.15-38.25	$1,413,994	$9.18
Exercised	—	(30,500)	1.15- 2.40	(57,575)	1.89

Balances, March 31, 2006	311,292	123,566	$1.15-38.25	$1,356,419	$10.98

The options outstanding and currently exercisable by exercise price at March 31, 2006 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.15- $1.90	87,233	0.95	$1.24	87,233	$1.24
$1.91- $21.25	8,333	2.60	21.25	8,333	21.25
$21.26- $38.25	28,000	2.11	38.25	—	—

	123,566	1.32	$10.98	95,566	$2.99

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $1.6 million and $1.6 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $20.08 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $0.6 million and $0.4 million for the three-month periods ended March 31, 2006 and March 31, 2005, respectively.

Note 4 – Recent Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated results of operations and financial condition.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(1,860)	$5,924

Denominator
Weighted average number of basic common shares outstanding	3,806,519	3,698,197
Effect of dilutive stock options	—	203,026

Weighted average number of diluted common shares outstanding	3,806,519	3,901,223

Basic income (loss) per share	$(0.49)	$1.60

Diluted income (loss) per share	$(0.49)	$1.52

Stock options are not included in the calculation of weighted average number of diluted common shares outstanding if they are anti-dilutive. Stock options are included in the calculation of weighted average number of diluted common shares outstanding, if the exercise price is lower than the average market value of common shares during the period. The number of stock options outstanding, the range of exercise prices of stock options outstanding and the number of common shares included in the calculation of the weighted average number of diluted common shares outstanding during the period were as follows:

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2006	2005
Stock options outstanding	123,566	215,475
Range of exercise prices	$1.15 –38.25	$1.15 –21.25
Common shares included in the calculation of weighted average number of diluted common shares outstanding during the period	—	203,026

Note 6 - Supplemental Schedule of Cash Flow Information

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Interest paid	$429	$1,200
Income taxes paid	60	949

Note 7 - Inventories

	March 31, 2006	December 31, 2005
	(in thousands)
Raw materials	$5,783	$5,489
Work in process	3,225	3,186
Finished goods	3,325	3,354

	12,333	12,029
Less inventory reserve	(6,071)	(6,167)

Total	$6,262	$5,862

Note 8 – Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

Note 9 – Property, Plant and Equipment

	March 31, 2006	December 31, 2005
	(in thousands)
Leasehold improvements	$4,447	$4,447
Furniture, fixtures and equipment	6,232	6,226

	10,679	10,673
Less accumulated depreciation	(9,564)	(9,458)

Total	$1,115	$1,215

Note 10 – Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on the Company’s

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During the three months ended March 31, 2005, the Company paid $0.1 million against the net liabilities of these discontinued operations. The Company did not make any payments against the net liabilities of discontinued operations for the three months ended March 31, 2006. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.4 million at March 31, 2006. The Company expects to be assessed in 2006 its pro rata share of the remediation costs totaling $1.1 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value.

In 2001, the Company closed its Internet video operations. During the three months ended March 31, 2006 and 2005, the Company paid $0.1 million and $0.2 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.7 million at March 31, 2006. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Balance at January 1	$3,092	$4,545
Payments made during the period	(70)	(218)

Balance at March 31	$3,022	$4,327

Note 11 - Restructuring Charges (Credits)

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations to lower continuing operating expenses and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During the three months ended March 31, 2006 and 2005, the Company paid and charged the restructuring accrual $0.2 million and $0.2 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $4.4 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $1.5 million at March 31, 2006. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Balance at January 1	$1,640	$2,267
Payments made during the period	(154)	(158)

Balance at March 31	$1,486	$2,109

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 - Other Accrued Liabilities

	March 31, 2006	December 31, 2005
	(in thousands)
Compensation and employee benefits	$2,077	$2,396
Deferred revenue	3,327	4,059
Customer deposits	49	6
Taxes	135	134
Warranty and other product costs	207	427
Interest payable	112	107
Other	956	806

Total	$6,863	$7,935

A reconciliation of the changes in the warranty and other product costs liability account for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Balance at January 1	$427	$471
Accruals (adjustments)	(207)	14
Settlements made during the period in cash or in kind	(13)	(34)

Balance at March 31	$207	$451

Note 13 - Debt

	March 31, 2006	December 31, 2005
	(in thousands)
Notes Payable

Note payable - other	$106	$113

Total	$106	$113

Long-term Debt

Hillside notes payable	$20,119	$19,879
12% Senior notes	6,019	5,846

Total	$26,138	$25,725

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated, the Company’s former parent. The outstanding balance at March 31, 2006 of $0.1 million is expected to be paid or converted into shares of Common Stock.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the period 2001 through March 31, 2006, Hillside made pension contributions totaling $20.9 million pertaining to the Ampex pension plan and the Media pension plan, of which $0.2 million was paid in the three months ended March 31, 2006. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. The Company has requested Hillside to fund additional contributions due in 2006 which are estimated to total $9.2 million and may request that Hillside fund contributions due in future years based on the Company’s liquidity.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.74% at March 31, 2006). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for notes issued to Hillside. The Hillside Notes contain certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

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

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Senior Notes

Accrued interest, beginning of the period	$252	$702
Interest expense	173	468
Cash payments applied to interest	—	(936)
Issuance of Notes in lieu of cash payment of interest	(336)	—

Accrued interest, end of period	$89	$934

Cash payments applied to principal	$—	$—

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 14 - Other Liabilities

	March 31, 2006	December 31, 2005
	(in thousands)
Reserve for tax liabilities	$1,150	$1,150
Other postemployment benefits	154	185
Environmental	90	90
Other, including amounts due NHI, the former parent	491	504

Total	$1,885	$1,929

The reserve for tax liabilities represents disputed income and excise tax assessments levied in prior years against certain foreign subsidiaries of the Company, which are inactive.

Note 15 - Commitments and Contingencies

Legal Proceedings and Foreign Tax Assessments

In October 2004, the Company initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of its patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”).

The Company had several settlement discussions with Kodak but, although it has negotiated licenses with thirteen other manufacturers of digital still cameras, the Company believes that it is unlikely that an out-of-court settlement with Kodak can be reached. The Company withdrew its litigation in the ITC on July 29, 2005, in order to accelerate the proceedings in the District Court to seek unspecified financial damages for unauthorized use of the Company’s patent from August 2001 (the date on which the Company gave notice of infringement) through April 11, 2006, the expiration date of the patent. The Company intends to pursue the litigation vigorously. The Markman Hearing is scheduled for June 2006 and the trial has been scheduled for December 2006.

Also, the Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Certain subsidiaries have been assessed income and value-added taxes together with penalties and interest. Management does not believe that any such lawsuits, assessments or unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for investigative and cleanup costs and damages arising out of past disposal activities. The Company has three environmental investigations, remediation and/or monitoring activities outstanding at March 31, 2006. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At March 31, 2006, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.4 million, of which $1.1 million is classified as a current liability as it is expected to be paid in 2006, for the estimated expenses it projects it will incur with respect to the two Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantee, net of the anticipated sublease income expected to be realized. If no sublease income was realized, the Company’s additional unreserved exposure would be $0.7 million.

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve for estimated costs to provide warranty services at the time of sale. The estimate of costs to service the Company’s warranty obligations is based on historical experience and expectation of future conditions. To the extent that the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase resulting in decreased gross profit.

Plan Sponsor of Pension and Other Retirement Plans

The Company is the Plan Sponsor of various domestic and foreign non-contributory defined benefit pension plans. In addition, the Company provides supplemental retirement payments to certain former employees of the Company, which were earned under prior corporate ownership. See Note 17.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 - Related Party Transactions

Equity Investment:

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and has incurred business development costs of $0.3 million and $0.3 million in the three months ended March 31, 2006 and 2005, respectively. These costs consist primarily of consulting fees and office rent paid to a non-affiliated British investment advisory company hired to identify investment opportunities. Effective as of April 1, 2006, the Company has discontinued such payments.

In 2005, the investment advisory company identified Elementis Group plc (“Elementis”), a UK specialty chemicals company, as a turnaround investment and organized a limited partnership to invest in Elementis. Ampex elected not to invest in the limited partnership, but Ampex is entitled to receive reimbursement of business development expenses and to receive additional incentive fees from the general partner based upon any gains realized by the limited partnership upon the sale of its investment in Elementis.

In the first quarter of 2006, the Company realized a reimbursement of $1.5 million of business development expenses incurred during the investment holding period, September 2004 to March 2006, and an incentive fee of $0.8 million resulting from the sale of approximately two-thirds of the limited partnership’s investment in Elementis. The Company may be entitled to additional incentive fees upon the sale by the limited partnership of the remaining share of Elementis and such incentive fees will be based on any gain that may be realized at the time of the sale. Based on the market value of Elementis at March 31, 2006, the Company estimates that it would be entitled to receive incentive fees of approximately $2.6 million from the general partner, had the partnership’s remaining investment been sold on that date.

Edward Bramson was appointed the non-executive Chairman of the Board of Directors of Elementis on June 6, 2005 and its interim CEO on August 9, 2005. Mr. Bramson does not intend to remain the CEO of Elementis subsequent to the implementation of an operational turnaround plan. Mr. Bramson has assigned his Elementis director fees to the Company and has foregone any compensation from Elementis in exchange for a portion of the incentive fees, if any, which may ultimately be earned by the general partner.

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of the shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In 2002, these companies advised the Company that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. The foreclosure action did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and has excluded them from shares outstanding at March 31, 2006. Interest and principal paid by FJC on the notes in prior years totaling $2.4 million will be retained by Ampex.

The Company continues to hold the note issued to it by SJC, which is a 5.74% non-recourse note secured by a pledge of 20,000 shares of Class A Stock. The principal amount of the note totaled $1,848,000 at March 31, 2006 and is scheduled to mature in October 2008. Under the terms of the note, interest of $106,075 is forgiven annually so long as Mr. Bramson continues as an officer and director of the Company. Should SJC not repay the note when it matures, Ampex’s only recourse

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

would be to the 20,000 pledged shares, which had a market value of $401,600 at March 31, 2006. Should Ampex be required to foreclose on the note in the future, there is no assurance that the value of the pledged shares would be sufficient to repay the note in full. However, management believes that there would be no financial statement effect on net income or net assets of the Company from a future foreclosure, except for possible future tax benefits that may be realized in future years.

Note 17 - Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	March 31, 2006	December 31, 2005
	(in thousands)
Current Obligations
Foreign subsidiary plan	$151	$151
Supplemental retirement plan	713	713

Total current pension and other retirement plans	$864	$864

	March 31, 2006	December 31, 2005
	(in thousands)
Long-term Obligations
Ampex pension plan	$61,266	$61,266
Media pension plan	25,175	25,415
Foreign subsidiary plan	2,668	2,632
Supplemental retirement plan	6,456	6,635

Total long-term pension and other retirement plans	$95,565	$95,948

The remaining pension contributions for the Ampex and Media pension plans due in 2006 and the three months ended March 31, 2007, which are estimated to total $11.9 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations. Payment of these pension contributions will be funded pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make additional pension contributions due in future years based on the Company’s liquidity. See Note 13.

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

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2010. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance. As discussed in Note 13, Hillside paid the Media pension contribution, in the amount of $0.2 million, on January 15, 2006. The Company issued additional notes to Hillside. The Company has requested Hillside to fund the remaining contributions due in 2006 which are estimated to total $9.2 million pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2006	$1,641	$7,587
2007	26,304	7,530
2008	5,052	2,289
2009	4,401	1,295
2010	876	—

Total	$38,274	$18,701

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The Company also remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the discount rate and mortality assumption used in the defined benefit plan. Amounts included in “Other accrued liabilities” and “Other liabilities” were $0.7 million and $6.5 million at March 31, 2006.

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

Note 18 - Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Loss
	(in thousands)
December 31, 2005	$(112,816)	$596	$(112,220)
Current period change	982	(2)	980

March 31, 2006	$(111,834)	$594	$(111,240)

The net periodic pension cost for the Ampex and Media pension plan for the three months ended March 31, 2006 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2006, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

Note 19 - Income Taxes

In periods when the Company reports taxable income, its effective tax rate is lower than the statutory rate due to the utilization of net operating loss (“NOL”) carry forwards and permanent differences. At December 31, 2005, the Company had federal NOLs for income tax purposes of approximately $173 million, expiring in the years 2006 through 2023. In addition, the Company has federal capital loss carryforwards totaling $8.8 million at December 31, 2005, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, the Company has the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. The provision for income taxes in the three months ended March 31, 2006 and 2005 also included foreign withholding taxes on Korean royalty revenue.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20 - Segment Reporting

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

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes and excluding restructuring charges (credits), corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

There were no intersegment sales or transfers.

	Three Months Ended March 31, 2006
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$5,519	$2,590	$—	$8,109
Interest income	93	—	6	99
Interest expense	—	—	625	625
Depreciation, amortization and accretion	42	—	65	107
Segment income (loss)	715	(1,483)	(1,069)	(1,837)
Segment assets	19,540	—	6,372	25,912
Expenditures for segment assets	6	—	—	6

	Three Months Ended March 31, 2005
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$6,520	$11,411	$—	$17,931
Interest income	50	—	19	69
Interest expense	—	—	741	741
Depreciation, amortization and accretion	85	—	80	165
Segment income (loss)	710	8,383	(2,948)	6,145
Segment assets	21,418	—	15,555	36,973
Expenditures for segment assets	38	—	—	38

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Segment income (loss) reported above	$(1,837)	$6,145
Provision for income taxes	(23)	(221)

Net income (loss)	$(1,860)	$5,924

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors” in our Annual Report on Form 10K for the fiscal year ended December 31, 2005. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our continuing operations include the results of our Licensing and Recorders segments. Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer-imaging products (digital video camcorders, digital still cameras, camera-equipped cellular phones, and DVD recorders). By the end of 2005, we had successfully negotiated license agreements with most of the major manufacturers of digital video camcorders and digital still cameras. While some of these agreements provide for running royalties based on the sales price of products sold by licensees in the respective periods, the majority of our digital still camera licensees had in prior periods prepaid for the use of our patents through April 11, 2006, which corresponds with the U.S. expiration of our rapid image retrieval (“121”) patent. In addition, in December 2004, Sony Corporation prepaid for the use of any of our patents in any products that they manufacture through April 11, 2006. Sony is obligated to pay us running royalties on products that they ship after April 11, 2006, which incorporate any of our technology. A portion of the Sony prepayment covers digital video camcorders as well as digital still cameras. Since Sony represents approximately twice the combined market share of those digital video camcorder licensees that currently pay us running royalties, we expect to receive a corresponding increase in running royalties from Sony once their prepayment expires in the second quarter of 2006. Under U.S. GAAP, prior period and prepaid royalty payments are generally recognized in revenue when received as opposed to when licensees sell their products. Due to royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

We are in active discussions with certain of our digital still camera licensees concerning the use of our other digital imaging patents, including feed forward quantization, which have expiration dates from 2012 to 2014. We have issued claim charts to certain existing licensees that allege infringement of our feed forward quantization patent and have held various technical meetings to review our claims and the validity of our patents. We expect that several additional meetings will be required during 2006 before we can definitively conclude whether or not our feed forward quantization patent is being infringed. Licensing revenues from digital still cameras after April 11, 2006 will be highly dependent upon the outcome of these meetings. We have also initiated preliminary discussions with the major manufacturers of camera-equipped cellular telephones, as well as other manufacturers of DVD recorders, concerning the use of our patents. The world-wide value of the digital still camera market and the camera-equipped cellular telephone market in 2006 has been estimated by IDC, an independent market research firm, at approximately $30 billion and $50 billion, respectively,. Accordingly, if our licensees acknowledge use of our other digital imaging patents we could realize a substantial increase in licensing revenues in future periods, but we cannot assure you that this will occur.

We have incurred significant external litigation costs to enforce our patents, primarily in regards to litigation we initiated against Eastman Kodak Company (“Kodak”) for infringement of our Rapid Image Retrieval patent in their digital still cameras. We expect to continue to incur significant litigation costs during 2006 as we prepare for the claims interpretation hearing (“Markman Hearing”) scheduled in June 2006, and the trial which is scheduled in December 2006. Also, it may be necessary to initiate additional litigation at some future date with other licensees or third parties to enforce our patents if our ongoing licensing negotiations are not resolved in a satisfactory way.

In recent years, we have focused product development activities of our Recorders segment on data acquisition and instrumentation recorders which are used in defense applications and in airframe and sensor test applications. Recently introduced solid-state and disk-based data acquisition recorders are intended to replace over several years the large installed base of tape-based data recorders and, if successful, should generate increased sales and profits for the Recorders segment. In addition, we have in development several new multiplexer modules for use with our instrumentation recorders, a new miniature recorder for use in applications where space is especially constrained and the new high definition recorder. A portion of our backlog, which totaled $9.1 million at March 31, 2006, up from $4.1 million at March 31, 2005, results from orders for these new products. We expect to be able to ship these new products beginning in the third and fourth quarters of 2006. The decline in sales from 2005 to 2006 relates to legacy product sales, principally 19-millimeter mass data storage products and tape-based instrumentation recorders.

We are obligated to make significant debt service payments based on Available Cash Flow as defined by the debt agreements. A significant amount of our debt results from borrowings from Hillside Capital Incorporated (“Hillside”), a former affiliated company, which is obligated to make pension contributions under a Joint Settlement Agreement with the Pension Benefit Guaranty Corporation (“PBGC”). We are also obligated to make significant additional pension contributions over the next several years to the Ampex pension plan and the Media pension plan, which we expect to fund by additional borrowings from Hillside depending on our liquidity.

At December 31, 2005, we had unused net operating loss (“NOL”) carryforwards available to offset future federal taxable income that totaled approximately $173 million. We have provided a valuation reserve against our NOL carryforwards and net deferred tax assets.

Periodically, we are required to adjust reserves established in prior years for discontinued operations or for restructured activities due to subsequent favorable or unfavorable developments. In the three months ended March 31, 2006 and 2005, there were no adjustments recorded.

In addition to foreign currency translation adjustments, which are typically minor in amount, at the end of each year we include in the determination of “Other comprehensive income (loss), net of tax,” a minimum pension adjustment reflecting an actuarially computed increase or decrease in accumulated benefit obligations over pension plan assets of the Ampex and Media pension plans. Historically, such annual pension adjustments have fluctuated widely.

At March 31, 2006, we had cash and short-term investments totaling $8.3 million, down from $13.1 million at December 31, 2005. We believe that our cash balances, together with the projected results of our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside should be sufficient to satisfy all projected cash obligations through at least the next twelve months. The results of our operations and the liquidity of our business are more fully discussed below.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our most significant estimates and assumptions, including those related to revenue recognition, bad debts, warranty obligations, inventories, pension costs and unfunded accumulated benefit obligations, litigation expense and environmental obligations. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

We believe the following critical accounting policies affect our more significant estimates used in the preparation of our consolidated financial statements.

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

Our revenue recognition policy with respect to royalty income is as follows: when we enter into an agreement with a new licensee for use of our patents, we may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. We may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The amounts due under our negotiated agreements for both past due royalties and prepayment of royalties are non-refundable and non-forfeitable. We recognize both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as we have no future obligations with respect to these agreements and delivery has occurred. Alternatively, our licensing agreement may include a “running” royalty which covers products shipped by the licensee in the current period after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. Our running royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable, generally upon receipt of the licensee’s sales report upon which royalties are determined, and collection is reasonably assured.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Abnormal amounts of facility expense, freight, handling costs and scrap material are excluded from inventory cost and expensed during the period in which they are incurred. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next eighteen months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. We also maintain an inventory of spare parts to service our customers’ products after the date of sale. We amortize spare parts inventories over the expected number of years we expect to support such products but not in excess of 30 months. If actual market conditions are less favorable than those projected by Management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, however, any significant unanticipated change in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2004 and 2005, we have reported losses in recent years and during the first quarter of 2006. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In prior periods, we accounted for stock-based compensation under the intrinsic method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which historically did not result in a charge to operations.

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

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment involves the sale and service of instrumentation recorders and mass data storage systems, all of which are made by Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital imaging products through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 20 of the Notes to Unaudited Consolidated Financial Statements.

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

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Licensing Segment
Running licensing revenues	$2.6	$2.1
Prior period and prepaid licensing revenues	—	9.3

Total licensing revenues	$2.6	$11.4

Recorders Segment
Mass data storage tape drives and library systems	$0.8	$1.0
Data acquisition and instrumentation recorders	2.1	2.3
Service revenue	2.1	2.3
Other (including professional video products)	0.5	0.9

Total net product and service revenue	$5.5	$6.5

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Licensing Revenue. Licensing revenue was $2.6 million in the three months ended March 31, 2006 compared to $11.4 million in the three months ended March 31, 2005. Licensing revenue is derived from royalties that we receive from licensing our patents.

Running royalties increased by $0.5 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to additional digital still camera licensing agreements completed later in 2005. Running royalties are based on current sales by the licensees in the respective periods. The decline in total licensing revenue resulted from the recognition in the three months ended March 31, 2005 of one-time royalty settlements from agreements entered into at that time with six manufacturers of digital still cameras. Such agreements provided for payments totaling $9.3 million and pertained to settlement of royalties due on products sold in periods prior to the execution of the license, and in some cases prepayment of licensees’ obligations covering future periods. There were no one-time royalty settlements in the three months ended March 31, 2006. Due to one-time royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

Many of our licensees have prepaid for the use of our patents through April 11, 2006, which coincides with the U.S. expiration of the”121” patent. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, by agreement, we are currently only receiving royalties on the “121” patent through its expiration date.

After April 11, 2006, our digital still camera licensees will be required to pay royalties only to the extent that their products incorporate any of our other digital imaging patents. These patents have expiration dates from 2012 through 2014. During 2005 and 2006, we have conducted detailed technical meetings with certain of our digital still camera licensees to assess whether such other digital imaging patents, including our feed forward quantization patent, are being utilized in digital still cameras manufactured by or for them. Certain of our license agreements provide our licensees with a financial incentive to disclose certain of their technical information to us to jointly assess possible patent infringement.

These technical meetings have identified image compression processes that are incorporated into the design of several digital still cameras that we believe may utilize our patents. In the fourth quarter of 2005 and in the first quarter of 2006, we presented claim charts to three of our existing licensees indicating that we believe they infringe our feed forward quantization patent. Additional technical meetings have been held to review these claims, and we expect that additional technical meetings will be required before we are able to definitively conclude whether or not our feed forward quantization patent is being infringed. Also, our research indicates that several other digital still camera manufacturers appear to use feed forward quantization in several of their digital still cameras. We are in process of preparing claim charts for each of these manufacturers. Feed forward quantization is a complex process and patent claims can be subject to varying interpretation. Accordingly, there can be no assurance that digital still camera manufacturers will agree with our conclusions regarding patent infringement or pay royalties on product sales after April 11, 2006, even if their products incorporate these patented processes. We may be required to bring additional litigation in order to enforce these patents if our negotiations are not productive. If we are unable to prove infringement of our other digital imaging patents or if the courts deem our patents invalid, we will cease to earn royalties from digital still cameras after April 11, 2006.

The worldwide value of the digital still camera market in 2006 has been estimated by IDC, an independent market research firm, to total approximately $30 billion. Because our other digital imaging patents are registered in the U.S. as well as key international markets, if our digital still camera licensees acknowledge their use of our other digital imaging patents, we could realize a material increase in licensing revenues in future periods compared with the amount of royalties received from our “121” patent, but we cannot assure you that this will occur. Due to the stage of our negotiations, the possible need to initiate new litigation and the uncertainty surrounding litigation with Kodak, we are not able to provide a reliable forecast of digital still camera licensing revenues to be recognized in 2006.

In prior years, we formally notified major manufacturers of camera equipped cellular telephones and other products that are equipped to record still and/or motion video that they may be infringing our patents. During 2005, we held preliminary technical meetings with two manufacturers of camera equipped cellular telephones. The worldwide retail sales value of the camera equipped cellular telephone market in 2006 has been estimated by IDC to total approximately $50 billion. We seek to charge these manufacturers what we believe are commercially reasonable licensing fees computed as a percentage of the selling price of products shipped. Due to the size of this market, we could realize a material increase in royalty income in future years if we are successful in concluding licensing agreements with manufacturers of camera equipped cellular telephones. Licensing negotiations have historically taken several years to conclude and, since our discussions with these manufacturers have only recently been initiated, there can be no assurance that we will successfully conclude camera equipped cellular telephone licensing agreements in the near term, if at all.

We have six license agreements covering all of the major manufacturers of digital video camcorders. We do not forecast a material increase in running royalties from digital video camcorders until Sony Corporation (“Sony”) becomes obligated to pay running royalties on digital video camcorders and other products incorporating our technology which are sold after April 11, 2006, at which time Sony’s December 2004 $40 million prepayment will have expired. Based on published market share information, we believe that Sony represents approximately twice the combined market shares of those digital video camcorder manufacturers that are paying us running royalties in 2005. Accordingly, we expect to receive a proportionate increase in annualized running royalties after April 11, 2006, although we cannot assure you that such an increase will actually occur. Royalty amounts are based on unit shipments and sales prices, which may decline in the future.

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

Our relevant digital imaging patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we sold into the professional broadcast and postproduction markets in prior years. As discussed above, these patents have expiration dates from 2006 through 2014. After they expire, our future licensing revenues are expected to decline materially.

Product Revenue. Product revenue generated by our Recorders segment decreased to $3.4 million in the three months ended March 31, 2006 from $4.2 million in the three months ended March 31, 2005. While sales of our new DDRs and DSRs instrumentation recorders increased to $1.4 million in the three months ended March 31, 2006 from $1.3 million in the three months ended March 31, 2005, such increases were not sufficient to offset declines in sales of legacy, 19- millimeter mass data storage systems and tape-based instrumentation recorders. In addition, we have in development several new multiplexer modules for use with our instrumentation recorders, a new miniature recorder for use in applications where space is especially constrained and a new high definition recorder. A portion of our backlog, which totaled $9.1 million at March 31, 2006, up from $4.1 million at March 31, 2005, results from orders for these new products. We expect to be able to ship these new products beginning in the third and fourth quarters of 2006. Our DDRs and DSRs instrumentation recorders are disk-based and solid-state memory-based data acquisition recorders used in intelligence gathering activities. They are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. If successful, these new products could lead to increased product revenues over current levels. While we have recently been awarded significant multi-year contracts for our disk and solid state based instrumentation recorders from the Boeing Company and U.S. Navy, there can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. Also, government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines.

A portion of the backlog at March 31, 2006 results from an order from The Boeing Company for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane which we expect to deliver in 2006 and 2007. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods.

Service Revenue. Total service revenue generated by our Recorders segment in the three months ended March 31, 2006 was $2.1 million compared to $2.3 million for the three months ended March 31, 2005. The decline in the service revenue level in 2006 resulted from the non-renewal of older service contracts offset, in part, by new customer activity.

Intellectual Property Costs. Intellectual property costs include external legal costs pertaining to the enforcement of our patents, external accounting costs incurred in auditing royalty reports and costs of an internal staff of engineers and attorneys who investigate the use of our intellectual property in various manufacturers’ products and negotiate and monitor our license agreements. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the three months ended March 31, 2006 and 2005, we incurred significant external legal costs in connection with our suit against Kodak in the amount of $3.5 million and $2.6 million, respectively. We expect such costs to remain significant during 2006 as we prepare for the claims interpretation meetings scheduled in June 2006 and the trial which has been scheduled in December 2006. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. Compensation, travel expenditures and other direct costs of our internal staff are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. We also expect to incur additional costs in future years investigating and analyzing whether manufacturers of consumer digital imaging products are utilizing our digital imaging and data compression technologies. We may also seek to acquire patent portfolios that we believe offer commercial value to our licensing program.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 53.2% in the three months ended March 31, 2006 compared to 59.7% in the three months ended March 31, 2005. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of products shipped in the period. During the three months ended March 31, 2006, we reduced our retrofit reserve associated with product sold in a prior period by $0.2 million based on the acknowledgement by the customer that no further liability exists.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems under service contracts. Cost of service revenue as a percentage of service revenue was 28.4% in the three months ended March 31, 2006 compared to 30.3% in the three months ended March 31, 2005. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. Research, development and engineering expenditures during the three months ended March 31, 2006 and 2005 are due primarily to costs incurred in the development of the DDRs new ruggedized disk, DSRs solid-state memory-based data acquisition recorders, various multiplexer modules and other new recorders. Such costs are expected to continue at current levels as we develop new and enhanced products. Also, we incur a limited amount of sustaining engineering to support our 19-millimeter mass data storage customers’ requirements.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $2.4 million in the three months ended March 31, 2006 from $3.7 million in the three months ended March 31, 2005. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no corporate administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Recorders segment	$1.4	$1.6
Corporate	1.0	2.1

Total	$2.4	$3.7

The decline in Recorders segment administrative costs was due in part to savings realized in relocating to smaller, more cost-efficient facilities and the sale of our former manufacturing facility in Colorado Springs, CO in April 2005.

The principal components of corporate selling and administrative expense are listed below:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
U.S. and foreign pension expense	$0.8	$0.6
Legal and accounting fees	0.4	0.4
Corporate salaries and benefits	0.2	0.2
Stock based compensation expense	0.1	—
Business development expenses, net of reimbursements	(1.2)	0.3

In the three months ended March 31, 2006, accounting costs included $0.2 million related to documenting, assessing and auditing internal controls required by the Sarbanes Oxley Act. In the three months ended March 31, 2005, we did not incur any expenses related to the Sarbanes Oxley Act. Beginning January 1, 2006, we began to expense the fair value of unvested stock options over the remaining service period of such options. Such costs totaled $0.1 million in the three months ended March 31, 2006. The Company is currently evaluating the effectiveness of employee stock options awards and has not issued any new options in 2006. In prior periods, the issuance of stock options did not affect our operating results because stock options were not expensed for financial reporting purposes prior to our adoption of SFAS 123R on January 1, 2006.

Corporate selling and administrative expenses also included business development expenses to identify new investment and other income-generating opportunities. Business development expenses, including consulting fees and office rent paid to a non-affiliated British investment advisory company, totaled $0.3 million in both the three months ended March 31, 2006 and 2005, respectively. Effective as of April 1, 2006, we have discontinued payments to the investment advisory company. In the first quarter of 2006, we realized a $1.5 million reimbursement of business development expenses incurred during the investment period, September 2004 to March 2006, from the sale of approximately two-thirds of a limited partnership’s investment in a UK specialty chemicals company (“Elementis”). We did not receive any reimbursement of business development expenses in the three months ended March 31, 2005. See “other income, expense” for a discussion of incentive fees assigned to us by the general partner of the investment limited partnership upon the sale of its investment in Elementis.

Operating Income (Loss). We reported an operating loss of $1.9 million and operating income of $7.0 million in the three months ended March 31, 2006 and 2005, respectively. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Licensing segment	$(1.5)	$8.4
Recorders segment	0.6	0.7
Unallocated corporate	(1.0)	(2.1)

Operating income (loss)	$(1.9)	$7.0

The operating loss in the three months ended March 31, 2006 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Media Pension Costs. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and are obligated to make pension contributions to that plan. Pension costs are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.”

Interest Expense. Interest expense decreased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to the $10.4 million repayment of senior debt in the second quarter of 2005. We made cash payments of interest totaling $0.4 million and $1.2 million in the three months ended March 31, 2006 and 2005, respectively. Interest of $0.3 million not paid in cash in the three months ended March 31, 2006 was capitalized and added to the principal amount of the related debt obligation.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short-term investments.

Other (Income) Expense, Net. In the three months ended March 31, 2006, we realized $0.8 million of incentive fees, which were assigned to us by the general partner of an investment limited partnership upon the sale of approximately two-thirds of the limited partnership’s investment in Elementis. We credited these incentive fees against other (income) expense, net. We did not receive any incentive fees in the three months ended March 31, 2005.

We will be entitled to additional incentive fees upon the sale by the limited partnership of the remaining share of Elementis. Future incentive fees will be based upon any gains realized by the limited partnership upon the sale of its remaining investment in Elementis. Based on the market value of Elementis at March 31, 2006, we estimate that we would have been entitled to receive additional incentive fees of approximately $2.6 million from the general partner, had the partnership’s remaining one-third stake in Elementis been sold on that date.

Other (income) expense, net for the three months ended March 31, 2006 and 2005 also included foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for Income Taxes. In periods when we report taxable income, our effective tax rate is lower than the statutory rate due to the utilization of NOL carry forwards and permanent differences. At December 31, 2005, we had federal NOLs for income tax purposes of approximately $173 million, expiring in the years 2006 through 2023. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2005, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. The provision for income taxes in the three months ended March 31, 2006 and 2005 consisted primarily of foreign withholding taxes on Korean royalty revenue.

Net Income (Loss). We reported a net loss of $1.9 million in the three months ended March 31, 2006 and net income of $5.9 million in the three months ended March 31, 2005, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended March 31, 2006 and 2005.

Liquidity and Capital Resources

General. Cash and marketable securities totaled $8.3 million at March 31, 2006. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at March 31, 2006 totaled $26.2 million.

In 2004, after several years of negotiations, we instituted litigation in the International Trade Commission (“ITC”) and in the U.S. District Court in Delaware (“District Court”) against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the possible threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. Although two of these suits were settled by entering into license agreements with Sanyo Electric Co. Ltd. and Sony in 2004, the suit against Kodak continues. During the three months ended March 31, 2006 and 2005, we incurred significant external legal costs in connection with our suit against Kodak. We expect such costs to remain significant for the balance of 2006 as we prepare for the claims interpretation meetings scheduled for June 2006 and the trial which is scheduled for December 2006. We may decide to institute additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed on satisfactory terms. Any such additional litigation could cause our litigation costs to increase, and any such increases could be material.

Cash Flow. We used cash from continuing operating activities totaling $4.9 million in the three months ended March 31, 2006 compared to using cash from continuing operations of $0.6 million in the three months ended March 31, 2005. The change in cash flow resulted primarily from the decrease in licensing revenue and increase in litigation costs. Cash used by discontinued operations totaled $0.1 million and $0.2 million in each of the three months ended March 31, 2006 and 2005, respectively.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from Hillside, a former affiliate, should be sufficient to satisfy all projected cash obligations through at least March 2007, as discussed more fully below.

Senior Debt. As of March 31, 2006 we had outstanding approximately $26.1 million of total borrowings, which includes approximately $6.0 million under our 12% Senior Notes due 2008 and $20.1 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years.

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

	Estimated Pension Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2006	$1,641	$7,587
2007	26,304	7,530
2008	5,052	2,289
2009	4,401	1,295
2010	876	—

	$38,274	$18,704

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in the remainder of 2006 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
April 2006	$—	$1,225
July 2006	231	1,225
September 2006	—	3,912
October 2006	1,410	1,225

	$1,641	$7,587

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

During the period 2001 through March 31, 2006, Hillside made pension contributions totaling $20.9 million pertaining to the Ampex pension plan and the Media pension plan, of which $1.4 million was paid in 2006. We issued notes to Hillside (“Hillside Notes”), as discussed below, in the amount of the pension contributions and amounts advanced by Hillside in prior years. We have requested Hillside to fund the remaining contributions due in 2006, which are estimated to total $9.2 million, and we may do likewise in future years based on our liquidity.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.74% at March 31, 2006). We granted to Hillside a security interest in Data Systems’ inventory as collateral for the Hillside Notes. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets, commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements. During the three months ended March 31, 2006 and 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Disclosure of Contractual Obligations. During the three months ended March 31, 2006, there were no material changes outside the ordinary course of our business in the contractual obligations and commercial commitments set forth in the 2005 Form 10-K.

Recent Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a material impact on our consolidated results of operations and financial condition.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No.

43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in Management’s evaluation that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation against Kodak Company for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the ITC proceeding, the remedies available would be to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expires in April 2006. In the separate District Court case, we are seeking monetary damages for infringement of the patent. As discussed below, until recently the District Court suit, although filed, had not proceeded as it was automatically stayed for the duration of the ITC proceeding.

We have had several settlement discussions with Kodak but, although we have negotiated licenses with thirteen other manufacturers of digital still cameras, we believe that it is unlikely that an out-of-court settlement with Kodak can be reached. If we had prevailed in the ITC proceeding, the period during which the relief could have applied was relatively short, and while that proceeding continued we were unable to pursue our damages claim in District Court. Accordingly, we concluded that our interests were best served by withdrawing our litigation in the ITC, and we made a motion to withdraw on July 29, 2005, which was granted on August 5, 2005. The effect of withdrawal was to recommence the proceedings in the District Court at an earlier date instead of several months later, after a final decision would have been reached in the ITC. The District Court suit seeks damages for unauthorized use of our patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, and we intend to pursue the litigation vigorously. The Markman Hearing has been scheduled for June 2006, and the trial has been scheduled for December 2006. There can be no assurance that this litigation will be successful or that we will be awarded damages, and we will be required to devote significant Management resources and to incur significant legal expenses as long as the lawsuit continues. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than the “121” patent in digital cameras and other digital consumer products and may decide to initiate litigation to enforce these patents in future periods.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have three environmental investigations, remediation and/or monitoring activities outstanding at March 31, 2006. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2005, we spent a total of approximately $0.1 million in connection with environmental investigation, remediation and monitoring activities. In the three months ended March 31, 2006, we did not incur any charges in connection with environmental investigation, remediation and monitoring activities. We expect to spend $1.1 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the first quarter of 2006 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the first quarter of 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors that were implemented since we last provided such disclosure in our 2006 Proxy Statement, dated April 14, 2006.

ITEM 6. EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: May 9, 2006	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: May 9, 2006	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2006

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