Form 10-Q
period 2006-06-30
AMPEX CORP /DE/
filed 2006-08-09
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, the aggregate number of outstanding shares of our Class A Common Stock, $.01 par value, was 3,830,273. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended June 30, 2006

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,394	$13,070
Accounts receivable (net of allowances of $127 in 2006 and $78 in 2005)	4,357	3,091
Inventories	6,146	5,862
Royalties receivable	65	735
Cash collateral on letter of credit	1,485	1,483
Other current assets	1,069	873

Total current assets	20,516	25,114

Property, plant and equipment	1,094	1,215
Other assets	375	373

Total assets	$21,985	$26,702

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$405	$113
Accounts payable	4,863	3,802
Net liabilities of discontinued operations	1,288	1,413
Accrued restructuring costs	602	610
Pension and other retirement plans	866	864
Other accrued liabilities	5,267	7,935

Total current liabilities	13,291	14,737
Long-term debt	27,241	25,725
Pension and other retirement plans	94,273	95,948
Other liabilities	1,889	1,929
Accrued restructuring costs	731	1,030
Net liabilities of discontinued operations	1,597	1,679

Total liabilities	139,022	141,048

Commitments and contingencies (Note 15)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2006 and in 2005
Issued and outstanding - none in 2006 and in 2005	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2006 and in 2005
Issued and outstanding - none in 2006 and in 2005	—	—

Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2006 and in 2005
Issued and outstanding - none in 2006 and in 2005	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2006 and in 2005
Issued and outstanding - none in 2006 and in 2005	—	—
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares in 2006 and in 2005
Issued and outstanding - 3,830,273 shares in 2006; 3,789,773 in 2005	38	38
Class C:
Authorized: 50,000,000 shares in 2006 and in 2005
Issued and outstanding - none in 2006 and in 2005	—	—
Other additional capital	455,110	454,789
Accumulated deficit	(461,977)	(456,953)
Accumulated other comprehensive loss	(110,208)	(112,220)

Total stockholders’ deficit	(117,037)	(114,346)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$21,985	$26,702

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Licensing revenue	$1,555	$9,889	$4,145	$21,300
Product revenue	4,265	3,824	7,687	8,070
Service revenue	2,012	2,108	4,109	4,382

Total revenue	7,832	15,821	15,941	33,752

Intellectual property costs	2,474	4,241	6,547	7,269
Cost of product revenue	2,109	2,451	3,931	4,987
Cost of service revenue	589	762	1,185	1,451
Research, development and engineering	1,123	1,080	2,215	2,112
Selling and administrative	3,694	4,250	6,117	7,918

Total costs and operating expenses	9,989	12,784	19,995	23,737

Operating income (loss)	(2,157)	3,037	(4,054)	10,015
Media pension costs	186	194	371	387
Interest expense	689	669	1,314	1,410
Amortization of debt financing costs	1	179	2	193
Interest income	(78)	(44)	(177)	(113)
Other (income) expense, net	7	(499)	(765)	(545)

Income (loss) from continuing operations before income taxes	(2,962)	2,538	(4,799)	8,683

Provision for income taxes	7	39	30	260

Net income (loss) from continuing operations	(2,969)	2,499	(4,829)	8,423

Loss from discontinued operations (net of taxes of nil in 2006)	(195)	—	(195)	—

Net income (loss)	(3,164)	2,499	(5,024)	8,423

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(49)	(1)	(47)	52

Comprehensive income (loss)	$(3,213)	$2,498	$(5,071)	$8,475

Basic income (loss) per share from continuing operations	$(0.78)	$0.67	$(1.27)	$2.28

Basic loss per share from discontinued operations	$(0.05)	$0.00	$(0.05)	$0.00

Basic income (loss) per share	$(0.83)	$0.67	$(1.32)	$2.28

Weighted average number of basic common shares outstanding	3,823,855	3,705,382	3,815,187	3,701,790

Diluted income (loss) per share from continuing operations	$(0.78)	$0.64	$(1.27)	$2.16

Diluted loss per share from discontinued operations	$(0.05)	$0.00	$(0.05)	$0.00

Diluted income (loss) per share	$(0.83)	$0.64	$(1.32)	$2.16

Weighted average number of diluted common shares outstanding	3,823,855	3,893,376	3,815,187	3,891,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(5,024)	$8,423
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	215	437
Accretion of interest expense	351	—
Stock option compensation expense	253	—
Ampex periodic pension cost	1,594	1,205
Media periodic pension cost	371	387
Loss (gain) on sale of assets	3	(469)
Changes in operating assets and liabilities:
Accounts receivable	(1,250)	87
Inventories	(284)	85
Royalties receivable	670	(2,903)
Other assets	(191)	120
Accounts payable	1,057	3,716
Other accrued liabilities and income taxes payable	(2,682)	2,498
Ampex and Media pension contributions	(1,465)	(1,910)
Accrued restructuring costs	(307)	(315)
Other liabilities	(225)	(6,955)

Net cash provided by (used in) continuing operations	(6,914)	4,406
Net cash used in discontinued operations	(207)	(334)

Net cash provided by (used in) operating activities	(7,121)	4,072

Cash flows from investing activities:
Proceeds received on the maturity of short-term investments	—	9,134
Deferred gain on sale of assets	(25)	(25)
Net proceeds on sale of assets	4	3,100
Additions to property, plant and equipment	(96)	(59)

Net cash provided by (used in) investing activities	(117)	12,150

Cash flows from financing activities:
Borrowings under debt agreements	1,465	—
Repayments under debt agreements	(8)	(10,464)
Proceeds from issuance of common stock	68	52

Net cash provided by (used in) financing activities	1,525	(10,412)

Effects of exchange rates on cash	37	(37)

Net increase (decrease) in cash and cash equivalents	(5,676)	5,773
Cash and cash equivalents, beginning of period	13,070	8,840

Cash and cash equivalents, end of period	$7,394	$14,613

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The Company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at June 30, 2006 and December 31, 2005 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $2.0 million and $2.1 million in the six months ended June 30, 2006 and 2005, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.2 million and $19 thousand in the six months ended June 30, 2006 and 2005, respectively.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted income per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of employee stock options and the vesting of restricted stock can result in a greater dilutive effect on income per share.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at June 30, 2006 and December 31, 2005 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 13.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense of $253 thousand, included in selling and administrative expenses, during the first six months of 2006 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2006. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of June 30, 2006, $204 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next four quarters.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$2,499	$8,423
Add stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(42)	(72)

Pro forma	$2,457	$8,351

Basic income per share:
Income per share, as reported	$0.67	$2.28
Income per share, pro forma	$0.66	$2.26
Diluted income per share:
Income per share, as reported	$0.64	$2.16
Income per share, pro forma	$0.63	$2.15

These pro forma disclosures are not necessarily representative of the effects on reported income (loss) per share for future years.

The weighted average assumptions used for the three and six-month periods ended June 30, 2006 and 2005 and the resulting estimates of weighted-average fair value per share for options and restricted stock granted during those periods are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected life (years) of stock options	—	1.0	—	1.0
Expected life (years) of restricted stock	1.0	—	1.0	—
Risk-free interest rate	—	3.50%	—	3.50%
Expected volatility	—	146%	—	146%
Expected dividend yield	—	—	—	—

Note 3 - Stock Options and Restricted Stock

The Company’s 1992 Stock Incentive Plan (the “Stock Incentive Plan”) for directors, executive officers and other key employees provides for the granting of “nonqualified stock options” and “incentive stock options” to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date.

On June 11, 2005, at the Company’s Annual Meeting of Stockholders, stockholders authorized the issuance of an additional 300,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 311,292 shares were available for grant as of June 30, 2006.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s 2000 Stock Bonus Plan, as amended, provides for the issuance of up to 125,000 shares of Class A Common Stock, par value $0.01 per share, to directors, officers and employees as well as certain consultants and advisors to the Company and to its subsidiaries. Stock awards that are unvested at the time of grant are subject to vesting at such later date as specified in the terms of the particular award.

At June 30, 2006, there were 116,566 options outstanding under the Stock Incentive Plan, including 104,066 vested options. The exercise prices range from $1.15 to $38.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is eighteen months, three years or ten years. In the six months ended June 30, 2006, 30,500 stock options vested during the period. In the six months ended June 30, 2005, 145,250 stock options vested during the period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2004	38,588	224,026	$1.15-21.25	$558,808	$2.49
Authorized	300,000	—	—	—	—
Granted	(28,000)	28,000	38.25	1,071,000	38.25
Canceled	704	(704)	8.00	(5,632)	8.00
Exercised	—	(20,954)	1.15- 21.25	(52,394)	2.50

Balances, June 30, 2005	311,292	230,368	$1.15-38.25	$1,571,782	$6.82

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2005	311,292	154,066	$1.15-38.25	$1,413,994	$9.18
Exercised	—	(37,500)	1.15-2.40	(68,625)	1.83

Balances, June 30, 2006	311,292	116,566	$1.15-38.25	$1,345,369	$11.54

The options outstanding and currently exercisable by exercise price at June 30, 2006 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.15- $1.90	80,233	0.72	$1.21	80,233	$1.21
$1.91- $21.25	8,333	2.35	21.25	8,333	21.25
$21.26- $38.25	28,000	1.86	38.25	15,500	38.25

	116,566	1.11	$11.54	104,066	$8.33

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $0.8 million and $0.8 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $11.66 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $0.7 million and $0.8 million for the six-month periods ended June 30, 2006 and June 30, 2005, respectively.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the quarter ended June 30, 2006, the Company issued 1,000 shares of unvested Class A Common Shares to each of its three independent directors which had a total grant date fair value of $34 thousand. The shares vest on the date of the 2007 Annual Meeting of Stockholders. No restricted stock vested during the quarter ended June 30, 2006 and all 3,000 shares issued during the quarter remained unvested as of that date. For the three and six months ended June 30, 2006, total compensation cost recognized related to unvested restricted stock was $2 thousand in both periods.

Note 4 – Recent Pronouncements

There have been no material changes to the recent accounting pronouncements as previously reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands, except share and per share amounts)
Numerator

Net income (loss) from continuing operations	$(2,969)	$2,499	$(4,829)	$8,423

Net income (loss)	$(3,164)	$2,499	$(5,024)	$8,423

Denominator
Weighted average number of basic common shares outstanding	3,823,855	3,705,382	3,815,187	3,701,790
Effect of dilutive stock options and restricted stock	—	187,994	—	189,722

Weighted average number of diluted common shares outstanding	3,823,855	3,893,376	3,815,187	3,891,512

Basic income (loss) per share from continuing operations	$(0.78)	$0.67	$(1.27)	$2.28

Basic income (loss) per share	$(0.83)	$0.67	$(1.32)	$2.28

Diluted income (loss) per share from continuing operations	$(0.78)	$0.64	$(1.27)	$2.16

Diluted income (loss) per share	$(0.83)	$0.64	$(1.32)	$2.16

Stock options and restricted stock are not included in the calculation of weighted average number of diluted common shares outstanding if they are anti-dilutive. Stock options are included in the calculation of weighted average number of diluted common shares outstanding, if the exercise price is lower than the average market value of common shares during the period. The number of stock options and restricted shares outstanding, the range of exercise prices of stock options outstanding and the number of common shares included in the calculation of the weighted average number of diluted common shares outstanding during the period were as follows:

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30,
	2006	2005
Stock options outstanding	116,566	230,368
Range of exercise prices	$1.15 – 38.25	$1.15 – 38.25
Common shares included in the calculation of weighted average number of diluted common shares outstanding during the period	—	189,722
Restricted shares outstanding	3,000	—
Common shares included in the calculation of weighted average number of diluted common shares outstanding during the period	—	—

Note 6 - Supplemental Schedule of Cash Flow Information

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Interest paid	$888	$1,835
Income taxes paid	82	1,039

Note 7 - Inventories

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$5,533	$5,489
Work in process	3,523	3,186
Finished goods	3,133	3,354

	12,189	12,029
Less inventory reserve	(6,043)	(6,167)

Total	$6,146	$5,862

Note 8 - Royalties Receivable

Royalties receivable represents royalties reported by licensees covering their product sales made prior to the end of the period and remitted to the Company after the end of the reporting period.

Note 9 - Property, Plant and Equipment

	June 30, 2006	December 31, 2005
	(in thousands)
Leasehold improvements	$4,448	$4,447
Furniture, fixtures and equipment	6,212	6,226

	10,660	10,673
Less accumulated depreciation	(9,566)	(9,458)

Total	$1,094	$1,215

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 - Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During the six months ended June 30, 2006 and 2005, the Company paid $0.2 million and $0.1 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.2 million at June 30, 2006. The Company expects to be assessed in 2006 its pro rata share of the remediation costs totaling $0.9 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value.

In 2001, the Company closed its Internet video operations. During the six months ended June 30, 2006 and 2005, the Company paid $0.2 million and $0.3 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.7 million at June 30, 2006. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued. In June 2006, the evaluation of the amount of net liabilities for discontinued operations resulted in additional restructuring charges of $0.2 million.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations for the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Balance at January 1	$3,092	$4,545
Additional provision	195	—
Payments made during the period	(402)	(334)

Balance at June 30	$2,885	$4,211

Note 11 - Restructuring Charges (Credits)

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations to lower continuing operating expenses and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During the six months ended June 30, 2006 and 2005, the Company paid and charged the restructuring accrual $0.3 million and $0.3 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $4.6 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $1.3 million at June 30, 2006. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in the restructuring liability accounts for the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Balance at January 1	$1,640	$2,267
Payments made during the period	(307)	(315)

Balance at June 30	$1,333	$1,952

Note 12- Other Accrued Liabilities

	June 30, 2006	December 31, 2005
	(in thousands)
Compensation and employee benefits	$2,199	$2,396
Deferred revenue	2,120	4,059
Customer deposits	140	6
Taxes	81	134
Warranty and other product costs	186	427
Interest payable	147	107
Other	394	806

Total	$5,267	$7,935

A reconciliation of the change in warranty and other product costs liability for the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Balance at January 1	$427	$471
Accruals (adjustments)	(229)	29
Settlements made during the period in cash or in kind	(12)	(53)

Balance at June 30	$186	$447

Note 13- Debt

	June 30, 2006	December 31, 2005
	(in thousands)
Notes Payable
Note payable - other	$105	$113
Hillside notes payable	300	—

Total	$405	$113

Long-term Debt
Hillside notes payable	$21,044	$19,879
12% Senior notes	6,197	5,846

Total	$27,241	$25,725

Note Payable - Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated, the Company’s former parent. The outstanding balance at June 30, 2006 of $0.1 million is expected to be paid or converted into shares of Common Stock.

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

During the period 2001 through June 30, 2006, Hillside made pension contributions totaling $22.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $1.5 million was paid in the six months ended June 30, 2006. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. The Company has requested Hillside to fund additional contributions due in 2006 which are estimated to total $8.0 million and may request that Hillside fund contributions due in future years based on the Company’s liquidity.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.66% at June 30, 2006). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for notes issued to Hillside. The Hillside Notes contain certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Senior Notes

Accrued interest, beginning of the period	$252	$702
Interest expense	351	846
Cash payments applied to interest	—	(1,296)
Issuance of Notes in lieu of cash payment of interest	(336)	—

Accrued interest, end of period	$267	$252

Cash payments applied to principal	$—	$10,000

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

Note 14 - Other Liabilities

	June 30, 2006	December 31, 2005
	(in thousands)
Reserve for tax liabilities	$1,150	$1,150
Other postemployment benefits	170	185
Environmental	90	90
Other, including amounts due NHI, the former parent	479	504

Total	$1,889	$1,929

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

The Company had several settlement discussions with Kodak but, although the Company has negotiated licenses with thirteen other manufacturers of digital still cameras, it believes that it is unlikely that an out-of-court settlement with Kodak can be reached. The Company withdrew its litigation in the ITC on July 29, 2005, in order to accelerate the proceedings in the District Court to seek unspecified financial damages for unauthorized use of the Company’s patent from August 2001 (the date on which the Company gave notice of infringement) through April 11, 2006, the expiration date of the patent. The Company intends to pursue the litigation vigorously. The claims interpretation hearing pursuant to this case (Markman Hearing) was held on July 13, 2006 and the trial has been scheduled for December 2006.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has three environmental investigations, remediation and/or monitoring activities outstanding at June 30, 2006. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group that is operating the Company, and is performing mandated clean up activities at the manufacturing facility.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At June 30, 2006, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.2 million, of which $0.9 million is classified as a current liability as it is expected to be paid in 2006, for the estimated expenses it projects it will incur with respect to the two Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

The Company’s sales agreements indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims nor been required to defend any lawsuits with respect to any claim.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantees, net of the anticipated sublease income expected to be realized. If no sublease income was realized, the Company’s additional unreserved exposure would be $0.7 million.

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve at the time of sale for estimated costs to provide warranty services over the warranty period. The estimate of costs to service the Company’s warranty obligations is based on historical experience and expectation of future conditions. To the extent that the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase resulting in decreased gross profit.

Plan Sponsor of Pension and Other Retirement Plans

The Company is the Plan Sponsor of various domestic and foreign non-contributory defined benefit pension plans. In addition, the Company provides supplemental retirement payments to certain former employees of the Company, which were earned under prior corporate ownership. See Note 17.

Note 16 - Related Party Transactions

Equity Investment:

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and has incurred business development costs of $0.3 million and $0.6 million in the six months ended June 30, 2006 and 2005, respectively. These costs consist primarily of consulting fees and office rent paid to a non-affiliated British investment advisory company hired to identify investment opportunities. Effective as of April 1, 2006, the Company has discontinued such payments.

In 2005, the investment advisory company identified Elementis Group plc (“Elementis”), a UK specialty chemicals company, as a turnaround investment and organized a limited partnership to invest in Elementis. Ampex elected not to invest in the limited partnership, but Ampex is entitled to receive reimbursement of business development expenses and to receive additional incentive fees from the general partner based upon gains realized by the limited partnership upon the sale of its investment in Elementis.

In the first quarter of 2006, the Company realized a reimbursement of $1.5 million of business development expenses incurred during the investment holding period, September 2004 to March 2006, and an incentive fee of $0.8 million resulting from the sale of approximately two-thirds of the limited partnership’s investment in Elementis. The Company may be entitled to additional incentive fees upon the sale by the limited partnership of the remaining share of Elementis and such incentive fees will be based on any gain that may be realized at the time of the sale. Based on the market value of Elementis at June 30, 2006, the Company estimates that it would be entitled to receive incentive fees of approximately $2.5 million from the general partner, had the partnership’s remaining investment been sold on that date.

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

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Chairman and Chief Executive Officer of Ampex Corporation. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of the shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In prior years, these companies advised the Company that there could be no assurance that they

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions. During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in March 2004, after reviewing the matter with legal advisors, Ampex foreclosed on these notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. Similarly, on August 7, 2006, SJC indicated that the Company should foreclose on 20,000 shares of Class A Common Stock, pledged against notes issued to the Company in the principal amount of $1,848,000, which the Company has initiated. The foreclosures did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled or will cancel the shares received from FJC and SJC. Interest and principal paid by FJC and SJC on the notes in prior years totaling $2.4 million and $0.7 million, respectively, will be retained by Ampex.

Note 17 - Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	June 30, 2006	December 31, 2005
	(in thousands)
Current Obligations

Foreign subsidiary plan	$150	$151
Supplemental retirement plan	716	713

Total current pension and other retirement plans	$866	$864

	June 30, 2006	December 31, 2005
	(in thousands)
Long-term Obligations

Ampex pension plan	$61,266	$61,266
Media pension plan	23,950	25,415
Foreign subsidiary plan	2,781	2,632
Supplemental retirement plan	6,276	6,635

Total long-term pension and other retirement plans	$94,273	$95,948

The remaining pension contributions for the Ampex and Media pension plans due in 2006 and the six months ended June 30, 2007, which are estimated to total $16.6 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations. Payment of these pension contributions will be funded pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make additional pension contributions due in future years based on the Company’s liquidity. See Note 13.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Subsequently, Media’s assets were sold for nominal consideration to an investor group that is operating the Company. Ampex does not expect to receive any additional payments or to be reimbursed for future pension contributions that Ampex will be required to make under the Media pension plan as its Plan Sponsor.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2010. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance. As discussed in Note 13, Hillside paid the Media pension contribution, in the amount of $1.5 million, on January 15, 2006 and April 15, 2006. The Company issued additional notes to Hillside. The Company has requested Hillside to fund the remaining contributions due in 2006 which are estimated to total $8.0 million pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2006	$1,641	$6,362
2007	26,304	7,530
2008	5,052	2,289
2009	4,401	1,295
2010	876	—

Total	$38,274	$17,476

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The Company also remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the discount rate and mortality assumption used in the defined benefit plan. Amounts included in “Other accrued liabilities” and “Other liabilities” were $0.7 million and $6.2 million at June 30, 2006.

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

Note 18 - Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
December 31, 2005	$(112,816)	$596	$(112,220)
Current period change	1,965	47	2,012

June 30, 2006	$(110,851)	$643	$(110,208)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net periodic pension cost for the Ampex and Media pension plan for the six months ended June 30, 2006 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2006, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

Note 19 - Income Taxes

In periods when the Company reports taxable income, its effective tax rate is lower than the statutory rate due to the utilization of net operating loss (“NOL”) carry forwards and permanent differences. At December 31, 2005, the Company had federal NOLs for income tax purposes of approximately $173 million, expiring in the years 2006 through 2023. In addition, the Company has federal capital loss carryforwards totaling $8.8 million at December 31, 2005, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, the Company has the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. The provision for income taxes in the six months ended June 30, 2006 and 2005 also included foreign withholding taxes on Korean royalty revenue.

Note 20 - Segment Reporting

The Company has two operating segments, referred to as the Recorders segment and the Licensing segment. The Recorders segment includes the sale and service of data storage systems, instrumentation recorders and professional video products, substantially all of which are made by the manufacturing subsidiary Data Systems. The Licensing segment involves the licensing of Ampex intellectual property through the corporate licensing division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes and excluding restructuring charges (credits), corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

There were no intersegment sales or transfers.

	Six Months Ended June 30, 2006
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$11,796	$4,145	$—	$15,941
Interest income	165	—	12	177
Interest expense	—	—	1,314	1,314
Depreciation, amortization and accretion	85	—	130	215
Segment income (loss)	1,686	(2,402)	(4,083)	(4,799)
Segment assets	19,160	—	2,825	21,985
Expenditures for segment assets	31	—	65	96

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2005
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$12,452	$21,300	$—	$33,752
Interest income	77	—	36	113
Interest expense	—	—	1,410	1,410
Depreciation, amortization and accretion	129	—	308	437
Segment income (loss)	1,226	14,031	(6,574)	8,683
Segment assets	19,093	—	9,732	28,825
Expenditures for segment assets	59	—	—	59

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Segment income (loss) reported above	$(4,799)	$8,683
Loss from discontinued operations	(195)	—
Provision for income taxes	(30)	(260)

Net income (loss)	$(5,024)	$8,423

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”). These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our continuing operations include the results of our Licensing and Recorders segments. Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer-imaging products (digital video camcorders, digital still cameras, camera-equipped cellular phones, and DVD recorders). By the end of 2005, we had successfully negotiated license agreements with most of the major manufacturers of digital video camcorders and digital still cameras. While some of these agreements provide for running royalties based on the sales price of products sold by licensees in the respective periods, the majority of our digital still camera licensees had in prior periods prepaid for the use of our patents through April 11, 2006, which corresponds with the U.S. expiration of our rapid image retrieval (“121”) patent. In addition, in December 2004, Sony Corporation prepaid for the use of any of our patents in any products that they manufacture and ship through April 11, 2006. After that date, Sony is obligated to pay us running royalties on products that they ship which incorporate any of our technology. A portion of the Sony prepayment covered digital video camcorders as well as digital still cameras. Since Sony represents approximately twice the combined market share of the other digital video camcorder licensees that currently pay us running royalties, we expect to receive a corresponding increase in running royalties from Sony with the prepayment expiration in the second quarter of 2006. Royalties based on second quarter shipments are reported to us within 60 days after the end of the quarter. Under U.S. GAAP, prior period and prepaid royalty payments are generally recognized in revenue when received as opposed to when licensees sell their products. Due to royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

We are in active discussions with certain of our digital still camera licensees concerning the use of our other digital imaging patents, including feed forward quantization, which have expiration dates from 2012 to 2014. We have issued claim charts to ten licensees that allege infringement of our feed forward quantization patent and have held various technical meetings to review our claims and the validity of our patents. We expect that several additional meetings will be required during 2006 before we can definitively conclude whether or not our feed forward quantization patent is being infringed. Licensing revenues from digital still cameras after April 11, 2006 will be highly dependent upon the outcome of these meetings. We have also initiated preliminary discussions with the major manufacturers of camera-equipped cellular telephones concerning the use of our patents and have issued claim charts to two manufacturers that allege infringement of our feed forward quantization patent. The world-wide value of the digital still camera market and the camera-equipped cellular telephone market in 2006 has been estimated by International Data Corporation (“IDC”), an independent market research firm, at approximately $30 billion and $50 billion, respectively. Accordingly, if our licensees acknowledge use of our other digital imaging patents we could realize a substantial increase in licensing revenues in future periods, but we cannot assure you that this will occur.

We have incurred significant external litigation costs to enforce our patents, primarily in regards to litigation we initiated against Eastman Kodak Company (“Kodak”) for infringement of our Rapid Image Retrieval patent in their digital still cameras. We expect to continue to incur significant litigation costs during 2006 as we prepare for the trial which is scheduled for December 2006. Also, it may be necessary to initiate additional litigation at some future date with other licensees or third parties to enforce our patents if our ongoing licensing negotiations are not resolved in a satisfactory way.

In recent years, we have focused product development activities of our Recorders segment on data acquisition and instrumentation recorders which are used in defense applications and in airframe and sensor test applications. Recently introduced solid-state and disk-based data acquisition recorders are intended to replace over several years the large installed base of tape-based data recorders and, if successful, should generate increased sales and profits for the Recorders segment. In addition, we have in development several new multiplexer modules, devices that permit various signals to be received simultaneously from different sources, for use with our instrumentation recorders, a new miniature recorder for use in applications where space is especially constrained and the new high definition video recorder. We expect to be able to ship these new products beginning in the third and fourth quarters of 2006. The decline in sales from 2005 to 2006 relates to legacy product sales, principally tape-based instrumentation recorders.

We are obligated to make significant debt service payments based on Available Cash Flow as defined by the debt agreements. A significant amount of our debt results from borrowings from Hillside Capital Incorporated (“Hillside”), a former affiliated company, which is obligated to make pension contributions under a Joint Settlement Agreement with the Pension Benefit Guaranty Corporation (“PBGC”). We are also obligated to make significant additional pension contributions over the next several years to the Ampex pension plan and the Media pension plan, which we expect to fund by additional borrowings from Hillside, depending on our liquidity.

At December 31, 2005, we had unused net operating loss (“NOL”) carryforwards available to offset future federal taxable income that totaled approximately $173 million. We have provided a valuation reserve against our NOL carryforwards and net deferred tax assets.

Periodically, we are required to adjust reserves established in prior years for discontinued operations or for restructured activities due to subsequent favorable or unfavorable developments. In the three and six months ended June 30, 2006 and 2005, there were no adjustments recorded.

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

At June 30, 2006, we had cash and short-term investments totaling $7.4 million, down from $13.1 million at December 31, 2005. The decrease in cash from December 31, 2005 is due to the expiration of the patent used in digital still cameras, the absence of any one-time royalty settlements for prior periods and continued expenditures for patent litigation. We believe that our cash balances, together with the projected results of our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside should be sufficient to satisfy all projected cash obligations through at least the next twelve months. The results of our operations and the liquidity of our business are more fully discussed below.

On July 14, 2006, we received a Nasdaq Staff Deficiency Letter indicating that our market value and total assets had fallen below minimum levels required for the continued listing of our Class A Common Stock on the Nasdaq Global Market, based on Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B). We believe that we currently satisfy the financial and other listing requirements of the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) and intend to apply to transfer our listing to this market. The decision to approve the transfer of our listing of our Class A Common Stock will be based on the Nasdaq staff’s review of the our application.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Recent Pronouncements

There have been no material changes to the recent accounting pronouncements as previously reported in our 2005 Form 10-K.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

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

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2004 and 2005, we have reported losses in recent years and during the first six months of 2006. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2006	2005	2006	2005
Licensing Segment
Running licensing revenues	$1.6	$3.2	$4.1	$5.4
Prior period and prepaid licensing revenues	—	6.7	—	15.9

Total licensing revenues	$1.6	$9.9	$4.1	$21.3

Recorders Segment
Mass data storage tape drives and library systems	$1.9	$1.2	$2.7	$2.3
Data acquisition and instrumentation recorders	2.1	2.0	4.2	4.3
Service revenue	2.0	2.1	4.1	4.4
Other (including professional video products)	0.3	0.6	0.8	1.5

Total net product and service revenue	$6.3	$5.9	$11.8	$12.5

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Licensing Revenue. Licensing revenue was $1.6 million and $4.1 million in the three and six months ended June 30, 2006 compared to $9.9 million and $21.3 million in the three and six months ended June 30, 2005. Licensing revenue is derived from royalties that we receive from licensing our patents.

Running royalties decreased by $1.6 million and $1.3 million in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 due to the expiration of the “121” patent on April 11, 2006. Running royalties are based on quarterly sales by the licensees and reported to the Company within 60 days after the end of the respective period. The decline in total licensing revenue resulted from the recognition in the three and six months ended June 30, 2005 of one-time royalty settlements from agreements entered into at that time with certain manufacturers of digital still cameras. Such agreements provided for payments totaling $6.7 million and $15.9 million in the three and six months ended June 30, 2005 and pertained to settlement of royalties due on products sold in periods prior to the execution of the license, and in some cases prepayment of licensees’ obligations covering future periods. There were no one-time royalty settlements in the three and six months ended

June 30, 2006. Due to one-time royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

Many of our licensees prepaid for the use of our patents through April 11, 2006, which coincides with the U.S. expiration of the“121” patent. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, by agreement, we only received royalties on the “121” patent through its expiration date.

After April 11, 2006, our digital still camera licensees will be required to pay royalties only to the extent that their products incorporate any of our other digital imaging patents. These patents have expiration dates from 2012 through 2014. During 2005 and 2006, we have conducted detailed technical meetings with certain of our digital still camera licensees to assess whether other digital imaging patents, including our feed forward quantization patent, are being utilized in digital still cameras manufactured by or for them. Certain of our license agreements provide our licensees with a financial incentive to disclose certain of their technical information to us to jointly assess possible patent infringement.

These technical meetings have identified image compression processes that are incorporated into the design of several digital still cameras that we believe may utilize our patents. In the fourth quarter of 2005 and in the first six months of 2006, we presented claim charts to ten of our existing licensees indicating that we believe they infringe our feed forward quantization patent. Additional technical meetings have been held to review these claims, and we expect that additional technical meetings will be required before we are able to definitively conclude whether or not our feed forward quantization patent is being infringed. Pending resolution of these negotiations, all of our digital still camera licensees have discontinued royalty payments to us but will owe us royalties for shipments of digital still cameras after April 11, 2006, if they ultimately acknowledge use of any of our patents. Feed forward quantization is a complex process and patent claims can be subject to varying interpretation. Accordingly, there can be no assurance that digital still camera manufacturers will agree with our conclusions regarding patent infringement or pay royalties on product sales after April 11, 2006, even if their products incorporate these patented processes. We may be required to bring additional litigation in order to enforce these patents if our negotiations are not productive. If we are unable to prove infringement of our other digital imaging patents or if the courts deem our patents invalid, we will cease to earn royalties from digital still cameras after April 11, 2006.

The worldwide value of the digital still camera market in 2006 has been estimated by IDC, an independent market research firm, to total approximately $30 billion. Because our other digital imaging patents are registered in the U.S. as well as key international markets, if our digital still camera licensees acknowledge their use of our other digital imaging patents, we could realize a material increase in licensing revenues in future periods compared with the amount of royalties received from our “121” patent, but we cannot assure you that this will occur. Due to the stage of our negotiations, the possible need to initiate new litigation and the uncertainty surrounding litigation with Kodak, we are not able to provide a reliable forecast of digital still camera licensing revenues to be recognized during the remainder of 2006 and beyond.

In prior years, we formally notified major manufacturers of camera equipped cellular telephones and other products that are equipped to record still and/or motion video that they may be infringing our patents. During 2005, we have held technical meetings and have issued claim charts alleging infringement of our feed forward quantization patent to two manufacturers of camera equipped cellular telephones. The worldwide retail sales value of the camera equipped cellular telephone market in 2006 has been estimated by IDC to total approximately $50 billion. We seek to charge these manufacturers what we believe are commercially reasonable licensing fees computed as a percentage of the licensee’s selling price of products shipped. Due to the size of this market, we could realize a material increase in royalty income in future years if we are successful in concluding licensing agreements with manufacturers of camera equipped cellular telephones. However, to date, none of the manufacturers of camera equipped cellular telephones are paying royalties to us for use of our feed forward quantization patent. Licensing negotiations have historically taken several years to conclude and, since our discussions with these manufacturers have only recently been initiated, there can be no assurance that we will successfully conclude camera equipped cellular telephone licensing agreements in the near term, if at all.

We have six license agreements covering all of the major manufacturers of digital video camcorders. We do not forecast a material increase in running royalties from digital video camcorders until Sony Corporation (“Sony”) becomes obligated to pay running royalties on digital video camcorders and other products incorporating our technology which are sold after April 11, 2006, at which time Sony’s December 2004 $40 million prepayment will have expired. Based on published market share information, we believe that Sony represents approximately twice the combined market shares of those digital video camcorder manufacturers that are paying us running royalties in the first six months of 2006. We expect to receive a proportionate increase in annualized running royalties after April 11, 2006. We cannot assure you that such an increase will actually occur. Royalty amounts are based on unit shipments and sales prices, which may decline in the future. The license agreement requires that royalties earned on products shipped in the second quarter be reported within 60 days after the end of the second quarter. Accordingly, we expect to receive Sony’s report on camcorder shipments occurring between April 12, 2006 and June 30, 2006 on or before August 30, 2006. Should the royalty payment not be timely made, we have the option of canceling Sony’s license agreement, which would result in Sony losing its favorable royalty rates, and initiating litigation for infringement in the ITC and/or the U.S. District Court.

Through the first quarter of 2006, we received running royalties from one manufacturer of DVD recorders, which were not significant to total licensing revenues. We are in discussions with this manufacturer and additional manufacturers who we believe may license our patents for use in DVD and hard disk recorders. If successful, these discussions might lead to further increases in royalties from these products, although we cannot assure you that any such increases will occur.

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

Product Revenue. Product revenue generated by our Recorders segment increased to $4.3 million from $3.8 million in the three months ended June 30, 2006 and 2005, respectively, due to a shipment in June 2006 of a large mass data storage system for $1.2 million. Product revenue generated by our Recorders segment decreased to $7.7 million from $8.1 million in the six months ended June 30, 2006 and 2005, respectively. Sales of our new DDRs and DSRs instrumentation recorders increased slightly to $1.7 million and $3.0 million in the three and six months ended June 30, 2006 from $1.6 million and $2.9 million in the three and six months ended June 30, 2005. In the six months ended June 30, 2006 such increases were not sufficient to offset declines in sales of legacy tape-based instrumentation recorders. We have in development several new multiplexer modules for use with our instrumentation recorders, a new miniature recorder for use in applications where space is especially constrained and a new high definition video recorder. A portion of our backlog, which totaled $8.9 million at June 30, 2006, up from $8.5 million at June 30, 2005, results from orders for these new products. We expect to be able to ship these new products beginning in the third and fourth quarters of 2006.

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

A portion of the backlog at June 30, 2006 and June 30, 2005 results from an order from The Boeing Company for our new disk and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. We have shipped $1.8 million of products against this order to date and are scheduled to deliver the balance of $4.9 million during 2006 and 2007. In July 2006, we received an additional order from The Boeing Corporation to provide up to $2.9 million of solid state-based data instrumentation recorders with an option for a further $1.1 million subject to Boeing’s authorization. This product is for use in a government defense related program. Shipments will be made over the next three years. The contract contains provisions whereby Boeing may terminate portions of the order up to 30 days prior to scheduled delivery upon payment of penalties depending on the termination date. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods.

Service Revenue. Total service revenue generated by our Recorders segment in the three and six months ended June 30, 2006 was $2.0 million and $4.1 million compared to $2.1 million and $4.4 for the three and six months ended June 30, 2005. The decline in the service revenue level in 2006 resulted from the non-renewal of older service contracts offset, in part, by new customer activity.

Intellectual Property Costs. Intellectual property costs include external legal costs pertaining to the enforcement of our patents, external accounting costs incurred in auditing royalty reports and costs of an internal staff of engineers and attorneys who investigate the use of our intellectual property in various manufacturers’ products and negotiate and monitor our license agreements. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the six months ended June 30, 2006 and 2005, we incurred significant external legal costs in connection with our suit against Kodak in the amount of $5.6 million and $6.3 million, respectively. We expect such costs to remain significant during 2006 as we prepare for the trial which has been scheduled in December 2006. We have entered into a payment arrangement with our lead patent attorney that provides for fixed monthly payments at reduced levels from amounts incurred and billed in order to maintain our liquidity. Accordingly, our trade accounts payable are expected to increase throughout 2006 and to be repaid in 2007. While our strategy is to negotiate what we believe are commercially reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. Compensation, travel expenditures and other direct costs of our internal staff are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. We also expect to incur additional costs in future years investigating and analyzing whether manufacturers of consumer digital imaging products are utilizing our digital imaging and data compression technologies. We may also seek to acquire patent portfolios that we believe offer commercial value to our licensing program.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 49.4% and 51.1% in the three and six months ended June 30, 2006 compared to 64.1% and 61.8% in the three and six months ended June 30, 2005. The lower cost of product sales as a percentage of product revenue in

2006 is attributable primarily to the inclusion of a large mass data storage system sold in June 2006. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of products shipped in the period. During the six months ended June 30, 2006, we reduced our retrofit reserve associated with product sold in a prior period by $0.2 million based on the acknowledgement by the customer that no further liability exists.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems under service contracts. Cost of service revenue as a percentage of service revenue was 29.2% and 28.8% in the three and six months ended June 30, 2006 compared to 36.1% and 33.1% in the three and six months ended June 30, 2005. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. Research, development and engineering expenditures during the three and six months ended June 30, 2006 and 2005 were primarily for costs incurred in the development of the DDRs new ruggedized disk, DSRs solid-state memory-based data acquisition recorders, various multiplexer modules and other new recorders. Such costs are expected to continue at current levels for the foreseeable future as we develop new and enhanced products. Also, we incur a limited amount of sustaining engineering to support our 19-millimeter mass data storage customers’ requirements.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $3.7 million and $6.1 million in the three and six months ended June 30, 2006 from $4.3 million and $7.9 million in the three and six months ended June 30, 2005. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no corporate administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2006	2005	2006	2005
Recorders segment	$1.6	$1.6	$3.0	$3.2
Corporate	2.1	2.7	3.1	4.7

Total	$3.7	$4.3	$6.1	$7.9

The decline in Recorders segment administrative costs was due in part to savings realized in relocating to smaller, more cost-efficient facilities and the sale of our former manufacturing facility in Colorado Springs, CO in April 2005.

The principal components of corporate selling and administrative expense are listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2006	2005	2006	2005
U.S. and foreign pension expense	$0.8	$0.6	$1.6	$1.3
Legal and accounting fees	0.3	0.5	0.8	0.9
Corporate salaries and benefits	0.3	0.2	0.5	0.4
Stock based compensation expense	0.1	—	0.3	—
Business development expenses, net of reimbursements	—	0.3	(1.2)	0.6

In the six months ended June 30, 2006, accounting fees included $0.2 million related to documenting, assessing and auditing internal controls required by the Sarbanes Oxley Act. In the three months ended June 30, 2006 and the three and six months ended June 30, 2005, we did not incur any expenses related to the Sarbanes Oxley Act. Beginning January 1, 2006, we began to expense the fair value of unvested stock options and restricted stock over the remaining service period of such options. Such costs totaled $0.1 million and $0.3 in the three and six months ended June 30, 2006. The Company is currently evaluating the effectiveness of employee stock options awards and has not issued any new options in 2006. In June 2006, the Company issued 1,000 restricted shares of Class A Common Stock to each of its three independent directors which will vest on the date of the 2007 Annual Meeting of Stockholders. Their cost totaled $34 thousand and is being charged to selling and administrative expenses over the vesting period. In prior periods, the issuance of stock options did not affect our operating results because stock options were not expensed for financial reporting purposes prior to our adoption of SFAS 123R on January 1, 2006.

Corporate selling and administrative expenses also included business development expenses to identify new investment and other income-generating opportunities. Business development expenses, including consulting fees and office rent paid to a non-affiliated British investment advisory company, totaled $0.3 million in the six months ended June 30, 2006 and $0.6 million in the six months ended June 30, 2005. Effective as of April 1, 2006, we have discontinued payments to the investment advisory company. In the first six months of 2006, we realized a $1.5 million reimbursement of business development expenses incurred during the investment period, September 2004 to March 2006, from the sale of approximately two-thirds of a limited partnership’s investment in a UK specialty chemicals company (“Elementis”). We did not receive any reimbursement of business development expenses in the three and six months ended June 30, 2005. See “Other (Income) Expense, Net” for a discussion of incentive fees assigned to us by the general partner of the investment limited partnership upon the sale of its investment in Elementis.

Operating Income (Loss). We reported an operating loss of $2.2 million and $4.1 million for the three and six months ended June 30, 2006 and operating income of $3.0 million and $10.0 million in the three and six months ended June 30, 2005. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2006	2005	2006	2005
Licensing segment	$(0.9)	$5.6	$(2.4)	$14.0
Recorders segment	0.9	—	1.5	0.7
Unallocated corporate	(2.2)	(2.6)	(3.2)	(4.7)

Operating income (loss)	$(2.2)	$3.0	$(4.1)	$10.0

The operating loss in the three and six months ended June 30, 2006 was primarily a result of the factors discussed above under “Licensing Revenue” and “Intellectual Property Costs.”

Media Pension Costs. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and are obligated to make pension contributions to that plan. Pension costs are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.”

Interest Expense. Interest expense decreased in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 due to the $10.4 million repayment of senior debt in the second quarter of 2005. We made cash payments of interest totaling $0.9 million and $1.8 million in the three and six months ended June 30, 2006 and 2005, respectively. Interest of $0.4 million not paid in cash in the six months ended June 30, 2006 was capitalized and added to the principal amount of the related debt obligation.

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

Other (Income) Expense, Net. In the three and six months ended June 30, 2006, we realized $0.8 million of incentive fees, which were assigned to us by the general partner of an investment limited partnership upon the sale of approximately two-thirds of the limited partnership’s investment in Elementis. We credited these incentive fees against other (income) expense, net. We did not receive any incentive fees in the three and six months ended June 30, 2005.

We will be entitled to additional incentive fees upon the sale by the limited partnership of the remaining share of Elementis. Future incentive fees will be based upon any gains realized by the limited partnership upon the sale of its remaining investment in Elementis. Based on the market value of Elementis at June 30, 2006, we estimate that we would have been entitled to receive additional incentive fees of approximately $2.5 million from the general partner, had the partnership’s remaining one-third stake in Elementis been sold on that date. However, we cannot give any assurance as to the timing or amount of any such future sale.

On April 15, 2005, Data Systems sold its former manufacturing facility and received net proceeds on the sale of approximately $3.1 million. We recognized a gain in other income (expense) of $0.5 million on the sale in the second quarter of 2005.

Other (income) expense, net for the three and six months ended June 30, 2006 and 2005 also included foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for Income Taxes. In periods when we report taxable income, our effective tax rate is lower than the statutory rate due to the utilization of NOL carry forwards and permanent differences. At December 31, 2005, we had federal NOLs for income tax purposes of approximately $173 million, expiring in the years 2006 through 2023. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2005, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. The provision for income taxes in the three and six months ended June 30, 2006 and 2005 consisted primarily of foreign withholding taxes on Korean royalty revenue.

Loss from Discontinued Operations. In the three and six months ended June 30, 2006, we increased the reserve for the amount of net liabilities for discontinued operations to include additional expected costs associated with a facility lease related to our former Internet video operations. In the three and six months ended June 30, 2005, there was no adjustment to the net liabilities for discontinued operations required. See Note 10 of Notes to Unaudited Consolidated Financial Statements.

Net Income (Loss). We reported a net loss of $3.2 million and $5.0 million in the three and six months ended June 30, 2006 and net income of $2.5 million and $8.4 million in the three and six months ended June 30, 2005, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended June 30, 2006 and 2005.

Liquidity and Capital Resources

General. Cash and marketable securities totaled $7.4 million at June 30, 2006. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at June 30, 2006 totaled $27.6 million.

In 2004, after several years of negotiations, we instituted litigation in the International Trade Commission (“ITC”) and in the U.S. District Court in Delaware (“District Court”) against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the possible threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. Although two of these suits were settled by entering into license agreements with Sanyo Electric Co. Ltd. and Sony in 2004, the suit against Kodak continues. During the six months ended June 30, 2006 and 2005, we incurred significant external legal costs in connection with our suit against Kodak. We expect such costs to remain significant for the balance of 2006 as we prepare for the trial which is scheduled for December 2006. We have entered into a payment arrangement with our lead trial counsel that provides for fixed monthly payments at reduced levels from amounts incurred and billed in order to maintain our liquidity. Accordingly, our trade accounts payable are expected to increase throughout 2006 and to be reduced in 2007. We may decide to institute additional litigation against other manufacturers of digital still cameras and/or other products where our technology is being used if licensing agreements are not completed on satisfactory terms. Any such additional litigation could cause our litigation costs to increase, and any such increases could be material.

Cash Flow. We used cash from continuing operating activities totaling $6.9 million in the six months ended June 30, 2006 compared to generating cash from continuing operations of $4.4 million in the six months ended June 30, 2005. The change in cash flow resulted primarily from the decrease in licensing revenue. Cash used by discontinued operations totaled $0.2 million and $0.3 million in each of the six months ended June 30, 2006 and 2005, respectively.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from Hillside, a former affiliate, should be sufficient to satisfy all projected cash obligations through at least June 2007, as discussed more fully below. Any delay in the receipt of expected royalty payments could have a material adverse effect on our liquidity and cash flow.

Senior Debt. As of June 30, 2006 we had outstanding approximately $27.5 million of total borrowings, which includes approximately $6.2 million under our 12% Senior Notes due 2008 and $21.3 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years.

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

	Estimated Pension Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2006	$1,641	$6,362
2007	26,304	7,530
2008	5,052	2,289
2009	4,401	1,295
2010	876	—

	$38,274	$17,476

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in the remainder of 2006 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
July 2006	$231	$1,225
September 2006	—	3,912
October 2006	1,410	1,225

	$1,641	$6,362

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

During the period 2001 through June 30, 2006, Hillside made pension contributions totaling $22.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $1.5 million was paid in 2006. We issued notes to Hillside (“Hillside Notes”), as discussed below, in the amount of the pension contributions and amounts advanced by Hillside in prior years. Hillside paid the pension contributions due in July 2006 and we have requested Hillside to fund the remaining contributions due in 2006. We may do likewise in future years based on our liquidity. Accordingly, the level of indebtedness to Hillside may increase substantially in the future.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue Hillside Notes. Under the terms of the Hillside Notes, $150,000 is due on the first anniversary of each of the notes with the remainder due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes will be deferred until after December 31, 2006 with earlier repayment in the event that the Senior Notes have been repaid in full. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.66% at June 30, 2006). We granted to Hillside a security interest in Data Systems’ inventory as collateral for the Hillside Notes. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets, commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements. During the six months ended June 30, 2006 and 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations. An aggregate listing of our contractual obligations and commercial commitments is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior debt (a)	$6,197	$—	$6,197	$—	$—
Other debt (b)	21,344	300	4,279	9,850	6,915
Pension and other retirement plans (c)	95,139	17,507	37,346	5,545	34,741

(a)	The maturity date of the Senior Notes is August 2008. Pursuant to the agreement, substantially all Available Cash Flow is to be applied to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 13 of the Notes to Unaudited Consolidated Financial Statements.
(b)	Other debt includes the Hillside Notes. See Note 13 of the Notes to Unaudited Consolidated Financial Statements.
(c)	Pension and other retirement plans include estimated pension contributions for the Ampex Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected or the actuarial assumptions change, future pension contributions could increase over amounts shown above. Payment of future pension contributions for the Ampex Plan and the Media Plan will be funded pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make pension contributions due in future years based on the Company’s liquidity. See Note 17 of the Notes to Unaudited Consolidated Financial Statements. Pension and other retirement plans also include a foreign defined benefit plan and domestic supplementary retirement plans at $9.9 million.

There has been no material change to the operating lease disclosure made in the 2005 Form 10-K.

	Amount of Commitment Expiration per Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit (a)	$1,485	$1,485	$—	$—	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in Management’s evaluation that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of Management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation against Kodak Company for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the ITC proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we are seeking monetary damages for infringement of the patent. As discussed below, the District Court suit, although filed, had not proceeded as it was automatically stayed for the duration of the ITC proceeding.

We have had several settlement discussions with Kodak but, although we have negotiated licenses with thirteen other manufacturers of digital still cameras, we believe that it is unlikely that an out-of-court settlement with Kodak can be reached. If we had prevailed in the ITC proceeding, the period during which the relief could have applied was relatively short, and while that proceeding continued we were unable to pursue our damages claim in District Court. Accordingly, we concluded that our interests were best served by withdrawing our litigation in the ITC, and we made a motion to withdraw on July 29, 2005, which was granted on August 5, 2005. The effect of withdrawal was to recommence the proceedings in the District Court at an earlier date instead of several months later, after a final decision would have been reached in the ITC. The District Court suit seeks damages for unauthorized use of our patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, and we intend to pursue the litigation vigorously. The claims interpretation hearing (Markman Hearing) occurred on July 13, 2006, but we do not expect the court to issue its ruling for some time, and the trial has been scheduled for December 2006. There can be no assurance that this litigation will be successful or that we will be awarded damages, and we will be required to devote significant Management resources and to incur significant legal expenses as long as the lawsuit continues. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than the “121” patent, including feed forward quantization, in digital cameras and other digital consumer products and may decide to initiate litigation to enforce these patents in future periods.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have three environmental investigations, remediation and/or monitoring activities outstanding at June 30, 2006. Two sites are associated with the operations of Media while the third relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. During the six months ended June 30, 2006 and 2005, we spent a total of approximately $0.2 million and $0.1 million, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.9 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At June 30, 2006, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.2 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

While we believe that we are generally in compliance with all applicable environmental laws and regulations or have plans to bring operations into compliance, it is possible that we will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because we conduct our business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on our business, operating results or cash flow. There can be no assurance that we will not ultimately incur liability in excess of amounts currently accrued for pending environmental matters or that additional liabilities with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

ITEM 1A. RISK FACTORS

Our 2005 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. The following risk factor has been amended and updated to reflect recent events, and should be read in conjunction with the risk factors and information disclosed in the 2005 Form 10-K.

The future price of our common stock may fluctuate significantly.

The trading price of our common stock has been and can be expected to be subject to significant volatility, reflecting a variety of factors, including:

•	fluctuations in patent licensing revenues, developments in our patent licensing program and the success or failure of litigation that we initiate to defend our patents;

•	announcements relating to developments in our Recorders segment;

•	quarterly fluctuations in operating results;

•	modifications to our senior debt agreements and other events that affect our liquidity;

•	announcements of the introduction of new products, technologies or services by us or our competitors;

•	announcements of acquisitions of, or investments in, new businesses or other events;

•	sales of shares of our common stock by insiders pursuant to registration statements, Rule 144, Rule 10b5-1 plans or otherwise;

•	reports and predictions concerning us by analysts and other members of the media;

•	delisting of our Class A Common Stock from the Nasdaq Global Market and the timing and result of Nasdaq’s final determination with respect to our application to transfer the listing to the Nasdaq Capital Market; and

•	general economic or market conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the second quarter of 2006 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the second quarter of 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2006 we held our Annual Meeting of Stockholders. The stockholders elected Craig L. McKibben and Peter Slusser as our Class III directors. Mr. McKibben received 3,360,147 votes in favor of his election, with 218,893 votes withheld and no broker nonvotes. Mr. Slusser received 3,289,663 votes in favor of his election, with 289,377 votes withheld and no broker nonvotes. Each of our other directors, Edward J. Bramson, William A. Stoltzfus, Jr. and Douglas T. McClure, Jr., is currently serving a term of office that continued after the meeting. The stockholders also ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year 2006, with 3,517,458 votes in favor, 52,745 votes against, and 8,837 votes abstaining.

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

AMPEX CORPORATION

Date: August 9, 2006	/s/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer

Date: August 9, 2006	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Ampex Corporation 2000 Stock Bonus Plan, as amended through June 14, 2006.

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.