Form 10-K
period 2006-12-31
AMPEX CORP /DE/
filed 2007-03-22
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 367-2011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Class A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $38,938,068.62, based on a price of $11.66 per share, which was the closing price of the Registrant’s Class A Common Stock on the Nasdaq National Market on that date. The Class A Common Stock is the only class of common stock outstanding.

As of February 28, 2007 there were 3,839,723 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

AMPEX CORPORATION

FORM 10-K

Year Ended December 31, 2006

i

PART I

ITEM 1.	BUSINESS

Introduction

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During our 62-year history, we have developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. We currently hold approximately 450 patents and patent applications covering digital image processing, digital image compression and recording technologies. We leverage our investment in technology through our corporate licensing division that licenses our patents to manufacturers of consumer electronics products. Through our wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), we also incorporate this technology in the design and manufacture of very high performance data storage products, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment primarily includes the sale and service of data acquisition and instrumentation recorders (which record data and images rather than computer information), and to a lesser extent mass data storage products. All of our products are made by our manufacturing subsidiary, Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital video products through our corporate licensing division. Our products and licensing activities are described below under “Licensing Segment,” “Recorders Segment” and “Patents, Licenses and Trademarks.” For information regarding revenues, income or loss, assets and other financial data for each business segment for each of our last three fiscal years, see Note 18 of the Notes to Consolidated Financial Statements and “Business Segments” under Item 7 below. For financial information relating to our operations in various geographic areas, see Note 19 of the Notes to Consolidated Financial Statements.

We incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to “Ampex” include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. Our principal executive offices are located at 1228 Douglas Avenue, Redwood City, California 94063, and our telephone number is (650) 367-2011. Our Class A Common Stock is quoted on the Nasdaq Capital Market under the symbol “AMPX.” We also maintain a website on the Internet at www.ampex.com.

Our trademarks used in this report include “Ampex”, “DCT”, “DST”, “DCRsi”, “DIS”, “DDRs” and “DSRs”, which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K that we may file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information for electronic filers (including us) at its website www.sec.gov. We make available free of charge on or through our Internet website located at www.ampex.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC, our Code of Ethics, and certain other documents.

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

In order to generate revenues from the consumer markets that we do not sell in directly, we license our patents to manufacturers of consumer electronics in return for royalties based on the value of their sales. In 1968, we licensed our first manufacturer of consumer videocassette recorders (“VCRs”) and subsequently we licensed essentially every significant manufacturer of VCRs in the world. As our earlier patents expired, we developed new patented inventions and licensees continued to pay royalties to be able to incorporate these new patents in their VCRs. In the period 1990 to 2000, our licensing income fluctuated significantly but averaged $16 million per year. VCRs were based on analog video technology. We ceased to develop analog technology many years ago. Most of the relevant patents expired by 2001 and our licensees no longer pay significant royalties on analog products. However, Ampex’s research and development in the field of digital video recording resulted in patents which have found application in digital camcorders, digital still cameras and we believe other products that record still or motion video images. Today, substantially all of our licensing revenue comes from manufacturers of digital camcorders that have licensed several patents that do not expire until after 2012. We continue to investigate use of our digital video patents in other consumer products and are in active negotiations with several of our licensees and other manufacturers of digital still cameras and camera-equipped cellular phones but we are not presently receiving licensing revenues on these products. In 2007, we intend to explore additional ways, including possible arrangements with independent patent research and evaluation companies and other third parties, to monetize our intellectual property. There can be no assurance that these expanded efforts will be successful.

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

As part of our digital video technology development, Ampex made developments in digital image compression, and in the mid 1990’s we introduced the first professional videotape recorder to successfully use digital image compression. These devices were part of a family of products marketed by Ampex under the DCT trademark. The patents that we received as a result of designing these products are now, we believe, among the most potentially valuable to our licensing program with the manufacturers of digital video imaging consumer products.

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

The adoption of digital technology in consumer markets also resulted in a technical convergence among consumer products. For example, in the analog era, still video images were captured on chemical film while motion video was captured on magnetic videotape. Today’s digital products use common technologies so that digital still cameras can record motion video as well as still video images, digital video recorders can record still video images as well as motion video, and some digital cellular telephones can record and transmit both types of video images. This convergence has been important to Ampex because it has enabled us to broaden the markets that our licensing program can address. During the period that we licensed analog technology, substantially all of our royalties came from VCRs. Most of our analog VCR patents expired in 2001 and we no longer receive significant licensing revenues on these patents. In 2003 most of our royalties were from digital video camcorders. In 2004, 2005 and 2006, we continued to generate significant royalties from digital video camcorders but the majority of our licensing revenues came from digital still cameras, and we also generated royalties from DVD recorders. In April 2006, our Rapid Image Retrieval patent (“121” patent) used in digital still cameras and camera-equipped cellular phones expired. While we continue to believe that certain other patents are being used in digital still cameras and camera-equipped cellular phones which do not expire until after 2012, all of these licensees have discontinued royalty payments to us subsequent to the expiration of the 121 patent.

Patents

Our Rapid Image Retrieval patent had been responsible for the majority of the license income that we earned in the first half of 2006, and in years 2005 and 2004, principally from manufacturers of digital still cameras and, to a lesser extent, manufacturers of camera- equipped cellular phones. The patent expired on April 11, 2006. We own additional patents that relate to digital imaging, which we believe are generally relevant to many digital consumer imaging products, and we are currently receiving royalties on these patents from several manufacturers of digital camcorders and one manufacturer of DVD recorders. It is our policy to license a portfolio of our patents in order to provide our licensees with the maximum amount of design freedom. Whether our licensees use one or several of our patents, the royalty rate is unaffected. We do not receive information from our licensees as to which specific patents they actually use at any point in time. Certain of our digital imaging patents are discussed below.

Image data shuffling patents are used to reduce the amount of data required to transmit or record an image. These patents expire at various dates through 2013 and have been issued in the USA, France, Great Britain, Germany and Taiwan. We believe that these patents are necessary for the production of digital video camcorders because they are included in applicable technical standards. We believe it is possible that they also may be used in DVD recorders and set top cable boxes that are equipped to record video (“cable boxes”). The technology is useful in compressing either still or motion video images and we believe it is possible these patents may be used or useful in digital still cameras and possibly in camera-equipped cellular telephones.

Feed forward quantization patents are also useful in reducing the amount of data required to transmit or record images, principally video images. These patents expire at various dates through 2012 and have been issued in the USA, France, Great Britain, Germany and Taiwan. We believe that these patents are used in the production of digital video camcorders complying with applicable technical standards. We believe that these patents may be used in DVD recorders and cable boxes. We also believe that they may be used or useful now or in the future in digital still cameras and camera-equipped cellular telephones that have the capability to record still and motion video.

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

Markets and Customers

The major product categories from which we receive royalty income at present are:

Digital video camcorders.    In 2006 and 2005, we received recurring royalties from manufacturers of these products totaling approximately $7.7 million and $5.1 million, respectively. Additionally, under an agreement concluded in July 2005, Samsung Electronics, Co., Ltd. prepaid $2.75 million to us for the right to use our patents in digital video camcorders, through 2008. Commencing in the third quarter of 2006, Sony Corporation (“Sony”) started paying recurring royalties based on the value of its sales in countries where our patents are in force and infringed by their products. Accordingly, we expect that our recurring royalties from digital video camcorders should increase from current levels, assuming sales levels remain the same.

Digital still cameras.    In 2006 and 2005, we received approximately $2.1 million and $20.4 million, respectively, of royalties for use of our patents in digital still cameras. Of this amount in 2005, approximately $15.9 million represents negotiated settlements covering past use of Ampex’s patents and, in some cases, a prepayment of royalty obligations through April 11, 2006. April 11, 2006 coincides with the U.S. expiration of our rapid image retrieval patent (“121”), which is used in digital still cameras and in certain camera-equipped cellular phones. While our digital still camera license agreements permit our licensees to use our portfolio of digital imaging patents, by agreement, we received royalties only on the ‘121’ patent through its expiration date. We have analyzed several digital still cameras and believe that many utilize our feed forward quantization patent. We have provided claim charts to ten licensees that allege infringement of this patent and we expect to issue additional claim charts to other licensees or manufacturers if further testing indicates that their products infringe our patents. We have conducted numerous technical and business meetings to discuss our claim charts but we have not been able to conclude an acceptable arrangement with some of our licensees to cause them to resume payment of royalties on digital still cameras or camera-equipped cellular phones sold after April 11, 2006. Beginning in the third quarter of 2006, we expanded our research activities with the goal of assessing whether other patents, including image data shuffling and high speed image decoding, are being used in these products. If these expanded research activities successfully demonstrate use of one or more of our patents, current licensees would be obligated to resume payments under the existing terms of our licensee agreements, which we believe are favorable to the manufacturers. We would not expect to be able to assess the effectiveness of these efforts until later in 2007. If these negotiations are not successful we may seek to cancel our license agreements and pursue our other options, including possible litigation.

While we believe that other Ampex patents may be used in various consumer digital imaging products now or in the future, we cannot assure you that this belief is correct.

Camera equipped cellular telephones.    Based on current trends, which are for cellular telephones to record higher resolution still images or significant amounts of video, we believe that these products will be required to employ high levels of image compression which may involve the use of our patents. We have notified many major manufacturers of camera-equipped cellular telephones that we believe may be infringing certain of our patents. We cannot assure you that these products infringe our patents now or will do so in the future, or that we will be able to negotiate any licenses for these products. Our discussions are in an early stage and are likely to require substantial exchanges of technical and business information before we can be certain that our patents have been infringed. As a result, we believe it is not likely that we will generate significant income from these products in 2007. If our negotiations are unsuccessful we may have to initiate litigation to enforce our patents at some time in the future.

DVD recorders and cable boxes.    In 2004, we were approached by a consumer electronic manufacturer that planned to introduce a line of DVD recorders. We concluded a license with this company that also covers use of our patents in video recorders utilizing hard disks (“PVR’s”) or DVD storage. In 2006 and 2005, less than 9% of our licensing revenue was generated by this licensee and future royalties will be dependent on the value of sales achieved by this licensee. We believe that other manufacturers of DVD recorders and PVRs may be using one or more of our patents. We are currently in discussion with another major manufacturer of DVD recorders concerning a license of our technology. At present we cannot assure you that we will be able to conclude any additional licenses for our DVD recorder and PVR related patents.

We are continuing to review other categories of products such as digital television receivers for potential licensing opportunities but have not yet concluded that any of our patents are being used.

Many of our patents that are relevant to consumer products are the result of design work on professional and broadcast television products. These are markets that we do not presently pursue actively. Therefore, as our patents that are useful in consumer products expire, we may not be able to replace them, with the result that we might cease to receive patent royalties in the future. We will give consideration to funding new research and development projects in the digital imaging field or to the acquisition of patents from others. No decisions in this regard have been taken and there can be no assurance that any new licensable patents will be developed or acquired.

Recorders Segment

Products

All of our products are manufactured by Data Systems and are comprised of very high performance instrumentation products, which represent our principal area of focus, and, to a lesser extent, mass data storage products. High performance instrumentation recorders reproduce data at higher speeds and store larger volumes of data than in general purpose recording devices. Instrumentation recorders capture digital data that is usually generated by a sensor or other devices. Examples include satellite telemetry information and flight test data. Our mass data storage products consist of our 19-millimeter scanning recorders and robotic library systems and related tape and after-market parts. Data Systems also continues to offer spare parts to repair professional video recorders and other products that it previously manufactured and marketed to the television production and post-production industries. However, sales of spare parts of legacy television products accounted for less than 10% of total Recorders segment revenue in all periods reported herein. For information concerning revenue for each product group comprising in excess of 15% of consolidated revenue and other information relating to our operating segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Data Acquisition/Instrumentation Products.    We have been well established for more than 50 years as a supplier of instrumentation recorders. We have supplied these recorders primarily to government agencies for use in airborne and ground based data collection, satellite surveillance and other defense-related applications, as well as to defense contractors and aerospace and other industrial users primarily for test and measurement purposes. Our instrumentation recorders have been used on almost every advanced commercial and U.S. military aircraft, as well as on foreign aircraft. We believe they are well suited to these demanding aeronautical applications and other applications involving comparable data-gathering challenges in extreme environments because of their performance and reliability. Substantially all of our new product development is focused on data acquisition and instrumentation products.

Our principal data acquisition/instrumentation products currently are the DDRs 400, DSRs 440 and DSRs 400B. These are disk- and solid state memory-based recorders, which are plug-compatible replacements for our tape-based DCRsi instrumentation recorders for ease of data transfer, analysis and archival storage. The removable, hermetically sealed disk cartridge-based DDRs 400 instrumentation disk recorder offers a sustained data rate of 400 megabits per second (“Mb/s”) and storage capacity of up to 960 gigabytes (“GB”). The DDRs 400 is used in airborne image recording, telemetry data and acoustic sonar data acquisition and in flight test and radar development applications. The DSRs 440 and DSRs 400B solid state recording systems include removable, flash memory cartridges and are specifically designed for airborne applications requiring rapid data rates and large storage capacities in a small, rugged and lightweight package. The DSRs 440 offers a sustained data rate of 600 Mb/s and an expandable storage capacity of up to two terabytes (“TB”). The DSRs 400B offers a sustained data rate of 600 Mb/s and storage capacity of up to one TB. The Amux 600 Multiplexer can be internally or externally configured with the DDRs and DSRs product line to enable simultaneous capture of multiple channels of data input in mission critical applications. In 2006, we began shipment of the HRR 700 High Definition Video Recorder. This recorder is a compact, solid state-based recorder that provides up to 224 GB of removable storage and sustained data rates of up to 600 Mb/s. It is fully compatible with our Amux 600 I/O modules as well as other standard industry data input interfaces. As our customers’ data storage requirements increase, solid state memory becomes cost prohibitive. Accordingly, we are designing ruggedized disk-based recorders that offer the economics of disk storage without sacrificing the superior functionality of solid state. Our WDS 2000 FC is a wide band, compact disk array that has been ruggedized for airborne data acquisition and storage and is capable of recording multiple data streams of uncompressed high definition video with RAID 3 reliability in high vibration environments. The WDS 2000 is scheduled for initial delivery in 2007.

The Company continues to offer its tape-based DCRsi 240, DCRsi 120 and DCRsi 75 digital instrumentation recorders. Tapes from these recorders are fully interchangeable. The DCRsi recorders are rugged, highly reliable and compact recorders that permit uninterrupted data capture from fractions of a megabit per second up to 240 megabits per second over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48GB of data at a record/reproduce rate of up to 240 Mb/s. The DCRsi 120 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 120 Mb/s. The DCRsi 75 recorder is our lowest cost DCRsi model with a record-reproduce rate of 75 Mb/s. These products are designed for data interchange between locations and agencies. In ground-based applications, which generally are less harsh environments that do not require the ruggedness of a DCRsi recorder, our 19-millimeter DST and DIS mass data storage products can also perform the storage and analysis functions of DCRsi products.

We have shipped our disk- and solid state memory-based products to various U.S. and foreign governmental agencies. Orders for these products have generated backlog of $5.9 million, $9.1 million and $3.7 million at December 31, 2006, 2005 and 2004, respectively. In addition, we have received orders from The Boeing Corporation (“Boeing”) and the U.S. Navy, which are not included in backlog at December 31, 2006. We are to provide Boeing up to $2.9 million of solid state-based data instrumentation recorders with an option for a further $1.1 million subject to Boeing’s authorization. This product is for use in a government defense related program. We have shipped $0.8 million against this order. Shipments for the remainder are scheduled to be made over the next three years but are not included in our backlog since the contract contains provisions whereby Boeing may terminate portions of the order up to 30 days prior to scheduled delivery upon payment of penalties depending on the termination date. We were also approved by the U.S. Navy to provide up to $5.0 million of these newly introduced products, which is not included in backlog. We have shipped $0.4 million against this order. Future deliveries under this approval will be subject to receipt of purchase orders over the next three years for specific quantities to be determined by the U.S. Navy from time to time. Government programs, which utilize these products, have lead times of several years before significant revenues are generated.

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

19-millimeter Products.    Our 19-millimeter tape-based products include our DST and DIS tape drives and library systems and use core technology developed by us for our digital video recorders when we were active in the professional television market until 1992. Our DST tape drives are used to store digital data in formats such as SCSI and fibre channel that are typically utilized in the computer industry. Our DIS tape drives use specialized instrumentation formats that are primarily used in intelligence gathering. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 100 to 660GB per cartridge in quad-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 to 12.8 TB of storage capacity. Expansion modules can expand the DST library storage capacities up to approximately 100 TB. DST and DIS tape drives offer rapid access times to vast amounts of data that is maintained “near online" to allow it to be retrieved or archived quickly from or to very large data bases. We manufacture our 19-millimeter products to customer order. Since our Recorders segment is primarily focused on our data acquisition and instrumentation products, we do not currently intend to invest additional development resources to extend the life of our 19-millimeter products beyond the quad density format. However, we will conduct sustaining engineering to support our current customers’ requirements. See “Markets,” “Distribution and Customers,” “Competition,” and “New Product Development and Industry Conditions.”

Other Products.    Data Systems’ other products are primarily television after-market products (including spare parts) relating to television products that we manufactured in prior periods and continue to support.

Markets

Data Acquisition/Instrumentation Recorders.    Data Systems’ DDRs, DSRs and DCRsi recording drives are designed to acquire large volumes of data in stressful physical environments and under severe vibration and shock conditions. These recorders are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of aircraft. These products are used by U.S. and foreign military and intelligence agencies (including those of China, Germany, India, Japan, South America and the United Kingdom), as well as by manufacturers of commercial airplanes, such as Boeing, and other foreign airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments. Our DSRs and DDRs products have been developed to replace over several years a large installed base of DCRsi tape-based recorders.

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

Our sales to U.S. government agencies (either directly or indirectly through government contractors) represented approximately 46% of the Recorders segment revenue in fiscal 2006 compared to 59% in fiscal 2005 and 70% in fiscal 2004. Sales to government customers are subject to customary contractual provisions permitting termination at the government’s election. See “Markets.”

In 2006, in the Recorders segment, The Boeing Corporation and Lockheed Martin Corporation accounted for 14.9% and 10.0% of total revenue, respectively. In 2005 and 2004, no single Recorders segment customer accounted for more than 10% of total revenue.

Research, Development and Engineering

We have been developing high performance recording systems for the intelligence community for over 50 years. Until 1992, we also developed recording systems and special effects products for the professional television industry. In recent years, substantially all of our research and development activities have focused on our data acquisition and instrumentation recorders. Over the years, we have developed extensive expertise in a wide area of technical disciplines and have developed fundamental innovations in digital image processing, magnetic recording technology and communication channel electronics. In 2006, we spent approximately $4.4 million (17.6% of total Recorders segment revenue) for research and development programs and engineering costs, compared to $4.2 million (17.3% of total Recorders segment revenue) in 2005 and $3.9 million (13.8% of Recorders segment revenue) in 2004. Future research, development and engineering spending may need to be reduced if Data Systems were to experience further declines in product revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements.

In prior years, we designed and manufactured a wide range of professional television products. We patented many of our innovations, many of which remain in force. These technologies form the foundation of our digital imaging patent portfolio that we are seeking to exploit with new licensing agreements covering digital video camcorders, digital still cameras, camera equipped cellular phones, DVD recorders, and hard disk recorders.

In recent years, our Recorders segment has elected to focus on its data acquisition and instrumentation products. As a result, it has transitioned much of its research and development budget away from the 19-millimeter digital recording technology, to the recently developed DSRs and DDRs solid state- and disk-based recorders, which incorporate data interfaces, previously utilized in our DCRsi recorders. These products have largely been designed in response to unique and varied requirements of various U.S. and foreign government agencies and are being evaluated for inclusion in future intelligence gathering programs under consideration. As a result, our new products have been manufactured in limited quantities. New government programs typically undergo several years of evaluation before product specifications are established, prime and subcontractors selected, funding appropriated and contracts let. See “Recorder Segment Products—Data Acquisition/Instrumentation Products” above. We do not plan to develop our 19-millimeter product lines beyond the quad density format. However, we will conduct sustaining engineering to support our current customers’ requirements.

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

Patents, Licenses and Trademarks

As a result of our ongoing research and development expenditures, we have developed substantial proprietary technology, certain of which we have elected to patent or to seek to patent. As of December 31, 2006, we held approximately 450 patents and patent applications, including approximately 170 patents in the U.S. and approximately 280 corresponding patents in other countries. Also, there are approximately 25 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to our recording technology. We continually review our patent portfolio and allow non-strategic patents to lapse, thereby minimizing substantial renewal fees.

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

In 2006, one licensee, Sony Corporation, accounted for 10.2% of total revenue. In 2005, one licensee, Matsushita Electric Industrial Co. Ltd., accounted for 11.9% of total revenue. In 2004, two licensees, Sony and Canon, accounted for 39.4% and 19.2% of total revenue, respectively.

It is not possible to predict the amount of royalty revenue that will be received in the future. Royalty revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent of use of our patented technology by third parties, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. We also expect to spend additional costs in future years in our investigation and analysis of how our digital video imaging and data compression technologies are being utilized by manufacturers of consumer digital video products. There can be no assurance that we will continue to develop or otherwise acquire patentable technology that will generate significant patent royalties in future years. We will continue to evaluate additional products and potential licensing opportunities to the extent that our technical and financial resources permit. In 2007, we intend to explore additional ways, including possible arrangements with independent patent research and evaluation companies and other third parties, to monetize our intellectual property. There can be no assurance that these expanded efforts will be successful.

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

Fluctuations in Operating Results; Seasonality and Backlog of Recorders Segment

Our revenue and results of operations are generally subject to quarterly and annual fluctuations. Factors affecting operating results include: customer ordering patterns; availability and market acceptance of new products; government funding of certain programs which incorporate our recorders; timing of significant orders and new product announcements; order cancellations; receipt of lump sum royalty settlements for prior period shipments and/or prepayments of running royalties otherwise due in future periods and numerous other factors. Our revenues are typically dependent upon receipt of a limited number of customer orders involving relatively large dollar volumes in any given fiscal period, increasing the potential volatility of our revenues from quarter to quarter. In addition, sales to government customers (primarily sales of instrumentation products) are subject to fluctuations as a result of changes in government spending programs, which can materially affect our gross margin as well as our revenues.

A substantial portion of our backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Our backlog of firm orders at December 31, 2006 was $5.9 million, compared to $9.1 million at December 31, 2005 and $3.7 million at December 31, 2004. We were awarded a multi-year contract of approximately $6.9 million from Boeing for our new disk- and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. The undelivered value of $3.2 million and $5.8 million of this contract has been included in reported backlog as of December 31, 2006 and 2005, respectively. We are scheduled to deliver the balance of this order during 2007. In July 2006, we received an additional order from Boeing to provide up to $2.9 million of solid state-based data instrumentation recorders with an option for a further $1.1 million subject to Boeing’s authorization. This product is for use in a government defense-related program. In 2006, we shipped $0.8 million against this order. Shipments for the remainder of the order are expected to be made over the next three years. This order is not included in our backlog at December 31, 2006 since the contract contains provisions whereby Boeing may terminate portions of the order up to 30 days prior to scheduled delivery upon payment of penalties depending on the termination date. In the fourth quarter of 2005, we were also approved by the U.S. Navy to provide up to $5.0 million of data acquisition recorders, which is not included in backlog. Future deliveries under this approval will be subject to receipt of purchase orders over the next three years for specific quantities to be determined by the U.S. Navy from time to time. To date we have received purchase orders and made shipments for a total of $0.4 million as of December 31, 2006. We do not generally include foreign orders in backlog until we have obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

We encounter significant competition in our Recorders segment product markets. Although our competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages. Our primary market focus is currently directed toward the data acquisition and instrumentation markets, principally involving intelligence gathering for classified programs where our products historically have been widely deployed. Our involvement in the mass data storage market is directed at data acquisition and archival storage applications for intelligence gathering. We do not attempt to compete in the commercial mass data storage applications.

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

New Product Development and Industry Conditions

The instrumentation and data storage industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on revenues and results of operations. We have no current plans to develop our 19-millimeter mass data storage product lines beyond the quad density format, but we will invest in sustaining engineering activities to support the needs of our existing customer base. To date, shipments of our DSRs and DDRs solid state memory-based and disk-based instrumentation recorders have been made to a number of U.S. and foreign government agencies primarily for new projects and programs. If successful, these products could be selected for new intelligence gathering programs that would ultimately seek to replace over time our older tape-based DCRsi recorders. There can be no assurance that such orders will actually be received. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that our new products or technology will be competitive. See “Competition.” Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

Sales of our instrumentation products can be significantly affected by changes in government spending levels. See “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International Operations

Substantially all of our licensing revenue is derived from foreign manufacturers of consumer digital imaging products. Sales of data acquisition and instrumentation recorders and related service to foreign customers accounted for approximately 24.6% (of which 6.1% relates to export sales made directly to foreign customers) of product and service revenue in fiscal 2006, compared to 27.1% (of which 6.0% relates to export sales made directly to foreign customers) in fiscal 2005 and 19.5% (of which 3.4% relates to export sales made directly to foreign customers) in fiscal 2004. Foreign marketing operations are conducted primarily through local distributors and agents, with support from our internal marketing and sales organization. See “Distribution and Customers.”

Foreign operations are subject to the usual risk attendant with investments in foreign countries, including limitations on repatriation of earnings, restrictive actions by local governments, fluctuation in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulations and restrictions imposed by the U.S. Department of State and the U.S. Department of Commerce.

The decline in the value of the U.S. dollar in relation to certain foreign currencies favorably affects our international operations whereas the strength of the dollar relative to such currencies adversely affects our international operations. Fluctuations in the value of international currencies can be expected to continue to affect our operations in the future, although the impact will be less significant than it was in periods when a higher proportion of sales were made in foreign currencies. We currently do not hedge our assets that are denominated in foreign currencies. U.S. export revenues and our licensing agreements are principally denominated in U.S. dollars.

See Note 19 of the Notes to Consolidated Financial Statements for additional information concerning our foreign operations.

Environmental Regulation and Proceedings

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2007 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigations, remediation and/or monitoring activities outstanding at December 31, 2006. Three sites are associated with the operations of our former Media subsidiaries (“Media”) while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. During 2006 and 2005, we spent a total of approximately $0.2 million and $0.1 million, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.9 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At December 31, 2006, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.2 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

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

Employees

As of December 31, 2006, in our continuing operations we employed 121 people worldwide, compared to 127 at December 31, 2005 and 127 at December 31, 2004. Approximately 11% of our current worldwide workforce is employed in our international operations, compared to 12% at December 31, 2005 and 9% at December 31, 2004. No employees are covered by any collective bargaining agreement. We are dependent on the performance of certain key members of Management and key technical personnel as more fully described below in “Item 10. Directors, Executive Officers and Corporate Governance.” We have not entered into employment agreements with any such individuals other than Mr. Strickland. On February 16, 2007, the Board of Directors appointed D. Gordon Strickland as our CEO, President and director. He replaces Edward J. Bramson who resigned as an officer and a director of the Company. Certain of our key members of management have salary continuation agreements in place that provide up to one year’s salary in the event that a change of control results in a termination by us for reasons other than cause.

Pension Plan Matters

We are the Plan Sponsor of the Ampex pension plan and of the Media pension plan. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2012 in order to fully fund benefits payable to plan participants.

We account for our obligations under these pension plans in accordance with of Financial Accounting Standards (“SFAS”) No. 87, “Employers Accounting for Pensions,” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under this accounting principle, we recognize a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees through the 1994 plan termination date, which at December 31, 2006 totaled $54.2 million and $14.7 million, respectively.

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make us whole from any expense or cash outlay as it pertained to the Media pension plan. However, we remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that plan. During 2004 Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.8 million. During 2006 and 2005, Media did not pay directly or reimburse us for pension contributions made by us on Media’s behalf. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the Statement of Operations and Comprehensive Income (Loss) when such payments are assured of collection.

On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, we do not expect to receive any additional payments or to be reimbursed for future pension contributions that we will be required to make under the Media pension plan as its Plan Sponsor.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2012. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2007	$18,548	$4,153
2008	6,934	2,071
2009	7,151	2,135
2010	6,406	1,817
2011	6,279	1,765
2012	6,290	1,771

Total	$51,608	$13,712

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of our former parent, NH Holding Incorporated (“NHI”), relating to our pension plan (the “Ampex” pension plan) and of our former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

Through December 31, 2006, Hillside made pension contributions totaling $30.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $9.5 million was paid in 2006 and $5.9 million was paid in 2005. We have issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. We have requested Hillside to fund contributions due in 2007, which are estimated to total $22.7 million, pursuant to terms of the Agreement, and we may do likewise in future years based on our liquidity.

When Hillside is required to make all or portions of the Ampex and/or Media pension contributions, pursuant to the Agreement, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to our senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates occurring after December 31, 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—- Liquidity and Capital Resources—- Contractual Obligations.” The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.11% at December 31, 2006). We granted to Hillside a security interest in Data Systems’ inventory as collateral for advances. The agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Our revenues and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	receipt of lump sum, prepaid and ongoing licensing royalties;

•	the expiration of a patent in April 2006 that had accounted for the majority of licensing revenues in recent years;

•	product sales by licensees;

•	new licenses with licensees;

•	litigation expenses;

•	debt repayments and interest expense;

•	the amount and timing of pension contributions and related funding obligations;

•	customer ordering and government spending patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements; and

•	order cancellations.

For example, our licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the timing and negotiated terms of patent settlement agreements in any particular period, the extent to which third parties acknowledge use of our patented technology, the extent to which we must pursue litigation in order to enforce our patents to protect our business, and the ultimate success of our licensing and litigation activities. Licensing revenue also depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. For 2006, we had licensing revenue of $10.8 million and a net loss of $3.9 million, based solely on running royalties on license agreements negotiated in prior years. For 2005, we reported licensing revenue of $28.9 million and net income of $6.7 million, and in 2004, we reported licensing revenues of $72.9 million and net income of $46.4 million. In 2005 and 2004, we recognized significant royalty revenue resulting from licensing settlements of past and in some cases future use of our patents. Our Recorders segment revenues may also fluctuate significantly in future periods. While this segment reported operating income for 2006, 2005 and 2004, its business is dependent on the funding of government defense programs, which may come under increased pressure in the future, leading to a decline in sales. In addition, a substantial portion of our Recorders segment backlog at a given time is normally shipped within one or two quarters thereafter, and revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter.

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

Our licensing revenue has been materially and adversely affected due to the expiration of one of our patents in April 2006. Furthermore, if we are unable to protect our intellectual property adequately, our revenues will be reduced and we may not be able to compete effectively.

In April 2006, our Rapid Image Retrieval patent (“121” patent) used in digital still cameras and camera equipped cellular phones expired. While we continue to believe that certain other patents are being used in digital still cameras and camera-equipped cellular phones which do not expire until after 2012, our licensees of these products have discontinued royalty payments to us subsequent to the expiration of the 121 patent. Although the potential royalties from digital still camera manufacturers could be substantial unless we can demonstrate to our licensees and other manufacturers that they infringe other digital imaging patents we will not receive any royalties from shipments of digital still cameras after April 11, 2006.

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

The success of our Licensing segment depends upon the validity of our digital imaging patents, which are used by manufacturers of consumer digital imaging products. We have initiated litigation to enforce our patents in the past and we may decide to initiate additional litigation to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by, or otherwise involving us, may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. We also face the risk that a court could rule that our patents are invalid or not infringed, causing existing licensees to discontinue payments to us, and the risk of possible assertions of counterclaims.

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

In addition, other factors relating to the markets for our instrumentation products and to competition in these markets may affect future sales of these products. Our DDRs disk-based data acquisition recorder and our DSRs solid state memory-based data acquisition recorder have been designed to replace a large installed base of DCRsi tape-based data acquisition recorders over several years. However, there can be no assurance that these products will achieve the same level of market acceptance. Also, as our DST and DCRsi tape-based products are replaced, we expect that revenues from the sale of spare parts, service and tape will decline.

We have substantial unfunded pension liabilities, which may adversely affect our liquidity and our ability to maintain or grow our operations.

We are the Plan Sponsor for the Ampex and Media defined benefit pension plans, which were frozen in 1994 but remain substantially underfunded. At December 31, 2006, unfunded accumulated plan benefit obligations under these pension plans totaled $54.2 million and $14.7 million, respectively, and have been recognized as liabilities on our consolidated balance sheet.

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

Under a Joint Settlement Agreement between us, Hillside and the Pension Benefit Guaranty Corporation, Hillside is required to advance pension contributions for our and Media’s pension plan in the event that we cannot make them. At our request, through December 31, 2006, Hillside made pension contributions totaling $30.1 million pertaining to the Ampex and the Media pension plans, which included pension contributions of $9.5 million in 2006 and $5.9 million in 2005. When Hillside advances pension contributions, we become indebted to Hillside, and we issue an equivalent amount of Hillside Notes. We have requested Hillside to advance pension contributions scheduled for 2007 that are presently estimated to total $22.7 million pursuant to the Joint Settlement Agreement. In future years, we may request Hillside to fund additional pension contributions under the Ampex and/or Media pension plans depending on our liquidity. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside and, except for the provisions of the Joint Settlement Agreement, our ability to borrow pension contributions from Hillside is beyond our control.

Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.

As of December 31, 2006, we had outstanding approximately $35.9 million of total borrowings, which includes approximately $6.6 million under our 12% Senior Notes due 2008 and $29.3 million of Hillside Notes that at December 31, 2006 bear interest at 9.11% per annum. The Hillside Notes were incurred in connection with pension contributions advanced by Hillside in 2006 and prior years, and we expect to incur approximately $22.7 million of additional indebtedness to Hillside during 2007, and significant amounts in future years, in connection with our ongoing obligations. The 12% Senior Notes are secured by liens on our future royalty receipts. We may incur additional indebtedness from time to time in the future, subject to certain restrictions imposed by our debt agreements, which could increase our interest expense in future periods. If we default in our obligations under the relevant loan agreements, the Noteholders would have the right to accelerate the indebtedness and foreclose on their liens, which would materially and adversely affect our financial condition.

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

The Company is currently highly leveraged and, as stated above, we will incur additional debt in order to finance significant pension contributions which we are required to make in 2007 and future years. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

Our substantial debt service may reduce our cash flow and our ability to operate our business.

We have limited liquidity with which to conduct our operations. While we had cash and marketable securities of $11.7 million at December 31, 2006, substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which totaled $35.9 million at December 31, 2006. Principal payments on the outstanding debt are estimated to be $1.7 million, $10.5 million and $1.1 million for each of the next three years, respectively. While our management believes that our liquidity, coupled with anticipated patent licensing revenue and our ability to borrow pension contributions from Hillside, should be sufficient to satisfy our projected cash obligations, including debt service, through at least December 2007, there can be no assurance that we will be able to satisfy these obligations in future years. Furthermore, our limited liquidity may harm our ability to operate or grow our business.

If we acquire companies in the future, we may experience integration costs and the acquired businesses may not perform as we expect.

We have made, and may under certain limited circumstances in the future make, acquisitions of, and/or investments in, other businesses. These entities may be involved in new businesses in which we have not historically been involved. We may not be able to identify or acquire suitable acquisition candidates in the future, or complete any acquisitions or investments on satisfactory terms. While we are not currently seeking to make any acquisitions of a controlling interest in new businesses and our principal debt instruments substantially restrict our ability to make acquisitions or investments in new businesses, future acquisitions and investments involve numerous additional risks. These risks include difficulties in the management of operations, services and personnel of the acquired companies, and of integrating acquired companies with us and/or each other’s operations. We may also encounter problems in entering markets and businesses in which we have limited or no experience. Acquisitions can also divert our attention from other business concerns. We have made and may make additional investments in companies in which we own less than a 100% interest. Such investments involve additional risks, including the risk that we may not be in a position to control the management or policies of such entities, and the risk of potential conflicts with other investors. For example, we have written off all of our acquisitions of Internet companies during 2000 and 2001. It is possible that we could lose all or a substantial portion of any future investments.

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

Because our Recorders segment is primarily focused on our data acquisition and instrumentation products, we have devoted the majority of our research and development to producing our new solid state- and disk-based instrumentation recorders. We do not currently intend to invest additional development resources to extend the life of our 19-millimeter mass storage products beyond the quad density format other than as required to support the needs of our customers. If our Recorders segment were to experience further declines in product revenues, we may be required to reduce future research, development and engineering costs.

We have numerous significant competitors in our Recorders segment, some of which have greater financial resources than we do.

Our Recorders segment encounters significant competition in all the markets for its products and services. Many of our competitors in this industry have greater resources and access to capital than us. In the instrumentation market, which currently is our Recorders segment’s major area of focus, we compete primarily with companies that depend on government contracts for a major portion of their revenues, including L-3 Communications Corporation, Calculex and Sypris Solutions, Inc. While the number of our competitors in this industry has decreased in recent years as government spending in many areas has declined, many of these competitors have greater financial resources than we do.

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

We are highly dependent upon the availability and performance of our executive officers and directors, including our senior executives of our corporate licensing division and Data Systems subsidiary. We have not entered into employment agreements with any of our key employees other than D. Gordon Strickland, our Chief Executive Officer and President since February 16, 2007 (whose employment agreement would not necessarily protect the Company from the loss of his services), and we do not maintain key man life insurance on any of these individuals. Accordingly, if we lose the services of any of our executive officers, our business, financial condition and operating results could be materially adversely affected.

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

Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at manufacturing sites and disposal sites used by Media when it was our subsidiary. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. At December 31, 2006, we have included an estimate of future clean up costs of Media sites of $2.2 million, which is included in net liabilities of discontinued operations. We expect to pay $0.9 million during the next 12 months with respect to these liabilities.

Complying with new regulatory and accounting requirements will be challenging and may adversely affect our business and operations, and the trading price of our securities.

Financial scandals in recent years have led to new laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq market rules. Under these provisions, we are required to maintain adequate internal control over financial reporting, which has involved improving existing internal controls, implementing additional internal controls, and documenting and testing our internal controls. As a result, we have incurred significant costs to engage outside legal, accounting and advisory services. Compliance has also occupied substantial management time and attention, which might otherwise have been devoted to revenue-generating activities. Changes in accounting rules, including requirements to account for employee stock options as a compensation expense, will materially increase the expense that we report under generally accepted accounting principles should we issue stock options in 2007 and beyond.

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

Future sales or the possibility of future sales of substantial amounts of our common stock by our officers, directors and significant stockholders may cause the price of our common stock to decline.

The resale of shares of our common stock by insiders or others pursuant to a registration statement or prospectus could cause the market price of our common stock to decline. Even the prospect of such resales could depress the market price for our common stock. In addition, certain stockholders hold significant numbers of shares of our common stock that are not covered by a registration statement. Some of those shares are freely tradable without restriction under the federal securities laws, and those that are not may be sold in the future pursuant to newly filed effective registration statements, in compliance with the requirements of Rule 144 under the Securities Act or pursuant to other exemptions which may be available. Sales in the public market of substantial amounts of our common stock, whether by our officers, directors, employees or others, or the perception that such sales could occur, could materially adversely affect prevailing market prices for our common stock and our ability to raise additional capital through the sale of equity securities.

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

Our charter authorizes our board of directors to authorize the issuance of up to 1,000,000 shares of preferred stock. Preferred stock may be issued in one or more series, the terms of which may be determined without further action by shareholders. These terms may include preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications or terms or conditions of redemption. The issuance of any preferred stock, however, could materially adversely affect the rights of holders of our class A common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current shareholders’ control.

Certain of our executive officers, directors and their affiliates will continue to have substantial control over the Company, which may prevent you or other stockholders from influencing significant corporate decisions.

As of February 28, 2007, certain of our executive officers, directors and their affiliates beneficially owned or controlled, in the aggregate, approximately 15.9% of our outstanding common stock. As a result, they may be able to influence matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. Our existing principal stockholders, executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2006, our principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Redwood City, California	RD&E, manufacturing, sales and licensing (1)	91,760
New York City, NY	Executive offices (2)	19,000
Colorado Springs, Colorado	Manufacturing (3)	22,200
Chineham, Basingstoke, England	Sales and service (4)	3,283
Tokyo, Japan	Sales and service (5)	3,886

(1)	The lease term extends to September 2008. The Recorders segment utilizes approximately 67% of these facilities with the remainder utilized by the Licensing segment.
(2)	This facility lease term extends to April 2008. We have sublet 12,800 square feet of this property to a third party for a term that extends to April 2008. The facilities are utilized for general corporate purposes, unallocated to a specific segment. In addition, in November 2006, we entered into an Office Sharing Agreement with Sherborne Investors pursuant to which we will be entitled to reimbursement of a portion of the lease costs for this facility through the remainder of the lease term.
(3)	The facilities are leased under a five-year lease. The lease term extends to July 2009. The facilities are utilized by the Recorders segment.
(4)	The lease term extends to December 2007. The facilities are utilized by the Recorders segment.
(5)	The facilities are leased under leases that expire during July 2007. The current plan is to renew the leases on a year-to-year basis. The facilities are utilized by the Recorders segment.

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

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the ITC proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we sought monetary damages for infringement of the patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, the date the patent expired. The ITC case was withdrawn to enable the District Court case to proceed. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. We have been advised that oral argument could occur around June 2007 and a final decision should be expected prior to the end of this year. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than the “121” patent, including feed forward quantization and other patents, in digital cameras and other digital consumer products and may decide to initiate litigation to enforce these patents in future periods.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2007 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigations, remediation and/or monitoring activities outstanding at December 31, 2006. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. During 2006 and 2005, we spent a total of approximately $0.2 million and $0.1 million, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.9 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At December 31, 2006, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.2 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Our Executive Officers

Our executive officers and their ages as of February 28, 2007 are as follows:

Name	Age	Position
D. Gordon Strickland	60	President and Chief Executive Officer
Craig L. McKibben	56	Vice President, Chief Financial Officer and Treasurer
Robert L. Atchison	69	Vice President, President of Ampex Data Systems Corporation
Joel D. Talcott	65	Vice President and Secretary
Sharon M. Genberg	64	Vice President
Ramon C. Venema	53	Vice President

Each of our executive officers serves in such capacity at the discretion of the Board.

D. Gordon Strickland was elected as our Chief Executive Officer, President and director on February 16, 2007. He also serves as non-executive Chairman of Medical Resources, an operator of diagnostic imaging centers, a position he has held since December 2006. Prior to joining Ampex, Mr. Strickland served as Chairman of Medical Resources from 1997 to December 2006, and as its Chief Executive Officer from May 2004 to December 2006. From 2003 to 2004, he served as Chief Executive Officer and President of MCSi, Inc., an integrator of audio/visual and broadcast systems. Mr. Strickland’s responsibilities at MCSi included overseeing the reorganization of MCSi prior to and during its filing under federal bankruptcy laws in 2003. Mr. Strickland also served as Chief Executive Officer and President of Capitol Wire, Inc., an internet based news and information service, from 1999 to 2002. He currently serves as Senior Advisor to Hancock Capital Management, an affiliate of John Hancock Life Insurance Company, and as a director of Outlook Group, a privately held specialty printing company.

Craig L. McKibben is Vice President, Chief Financial Officer, Treasurer and a director of Ampex. Mr. McKibben has been an officer and a director of Ampex and our predecessors since 1989. He also serves in the following capacities with our subsidiaries: as vice president and treasurer of Ampex Data Systems Corporation, as director, vice president and treasurer of Ampex Holdings Corporation, and as a director, president and chief financial officer of Ampex Finance Corporation. Mr. McKibben is an officer and director of Sherborne Holdings Incorporated and Sherborne & Company Incorporated. These entities, which are private investment holding companies, may be deemed to be our affiliates. He is also a member of Sherborne Investors GP, LLC and Sherborne Investors Management GP, LLC (collectively, “Sherborne Investors”), each of which is engaged primarily in the business of serving as general partner of the general partner or managing member, and investment manager, respectively, of certain securities investment funds. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

Robert L. Atchison is Vice President of the Company. Since January 1994 he has been responsible for all the operating activities of our Recorders segment, and in 1996 was appointed the President and a director of

Ampex Data Systems Corporation. From April 1991 to January 1994, he was responsible for our engineering and operations. Mr. Atchison also serves as President and a director of Ampex International Sales Corporation and as President of Ampex Data International Corporation, wholly-owned subsidiaries of the Company. He has served as an executive officer of the Company and various subsidiaries since 1987.

Joel D. Talcott is Vice President and Secretary of the Company, positions he has held since 1987. He has served as General Counsel since January 1996, a position he also held from 1987 to January 1994. He is also responsible for our patent licensing activities (having served as Patent Counsel from 1981 to 1987). Mr. Talcott also serves as Chairman of Ampex Data Systems Corporation, as Vice President, Secretary and a director of Ampex Data Systems Corporation, Ampex Data International Corporation, Ampex Finance Corporation and Ampex International Sales Corporation, as Vice President and Secretary of Ampex Holdings Corporation, and as Secretary of AFC Holdings Corporation, wholly-owned subsidiaries of the Company. Mr. Talcott currently serves as a director of Command Audio Corp., a licensor of intellectual property to consumer electronics, media and technology companies.

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

We have been listed on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) since September 1, 2006 under the symbol “AMPX,” and from June 24, 2005 to August 31, 2006, our Common Stock was listed on the Nasdaq Global Market (formerly the Nasdaq National Market). From November 21, 2003 to June 23, 2005, our Class A Common Stock was listed for quotation on the OTC Bulletin Board under the symbol “AEXCA.”

The following table sets forth the high and low prices for the Class A Common Stock for each quarter during fiscal 2006 and 2005. All prices through the second quarter of 2005 represent bid information as quoted on the OTC Bulletin Board. The OTC Bulletin Board prices reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. All prices for 2006 and the third and fourth quarters of 2005 represent quotations on Nasdaq.

Fiscal Year	High	Low
2006
First Quarter	$23.07	$18.19
Second Quarter	20.60	10.10
Third Quarter	18.00	9.90
Fourth Quarter	25.90	9.40

2005
First Quarter	$56.75	$33.00
Second Quarter	42.00	27.35
Third Quarter	39.75	26.97
Fourth Quarter	31.00	18.43

As of February 28, 2007, there were 404 holders of record of our Class A Common Stock.

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

The table below provides information relating to our equity compensation plans as of December 31, 2006.

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by Shareholders	106,366	$12.49	539,659	(1)

(1)	This number includes 122,000 shares issuable as stock bonuses or direct stock purchase rights under our 2000 Stock Bonus Plan.

We have two equity compensation plans—our 1992 Stock Incentive Plan, as amended, and our 2000 Stock Bonus Plan, as amended. Both of these plans were approved by our common stockholders, and provide for the issuance of shares of our Class A Common Stock. These plans do not provide for the issuance of any other class of our equity securities. We have no other equity compensation plans or individual compensation arrangements under which additional equity securities may be issued.

We did not sell any equity securities during our 2006 fiscal year that were not registered under the Securities Act and have not previously been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

During the fourth quarter of our 2006 fiscal year, there were no purchases of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Stock Performance Graph

The following graph compares the performance of our Class A Stock to the Standard & Poor’s Stock Index and the Standard & Poor’s 500 Information Technology Index over the five-year period ending at the end of our 2006 fiscal year. The graph assumes that $100 was invested on December 31, 2001 in our Class A Stock, the S&P 500 Index and the S&P IT Index, and that all dividends were reinvested. We did not pay any dividends during this five-year period.

Comparison of Cumulative Total Returns Through 2006

Ampex Corporation, S&P 500 Index and S&P Information Technology Index

Ampex	$100.00	$57.14	$24.29	$1,410.71	$728.21	$744.29
S&P 500	100.00	77.90	100.25	111.15	116.61	135.03
S&P IT	100.00	62.59	92.14	94.50	95.44	103.47

ITEM 6.	SELECTED FINANCIAL DATA

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

Statement of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Total revenue	$35,921	$53,154	$101,451	$43,359	$36,989
Total costs and operating expenses	39,578	43,954	40,607	37,425	37,235
Income (loss) from continuing operations	(3,753)	5,812	48,510	(1,764)	(2,872)
Net income (loss)	(3,948)	6,727	46,362	(1,764)	(2,872)
Diluted undistributed income (loss) per share from continuing operations	$(0.98)	$1.51	$12.73	$(0.53)	$(0.92)
Diluted undistributed income (loss) per share applicable to common shareholders	$(1.03)	$1.75	$12.17	$6.30	$0.00

Balance Sheet Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Working capital	$9,247	$10,377	$11,849	$368	$8,532
Total assets	26,917	26,702	32,619	35,197	29,339
Long-term debt	34,227	25,725	30,275	74,022	68,218
Redeemable preferred stock	—	—	—	—	25,754
Total stockholders’ deficit	(104,403)	(114,346)	(99,429)	(147,784)	(163,114)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. We derive our revenues from two principal sources: license fees (including royalties) through our Licensing segment, and product and parts sales and service contracts through our Recorders segment.

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

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2004 and 2005, we have reported losses in recent years and during 2006. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Pension and Other Postretirement Benefits/ Obligations

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans) at December 31, 2006. The implementation of SFAS No. 158 had no impact on our Consolidated Balance Sheets or Statement of Operations and Comprehensive Income (Loss). The determination of our obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Prior to 2006, we accounted for stock-based compensation under the intrinsic method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which historically did not result in a charge to operations.

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

Overview

Our continuing operations include the results of our Licensing and Recorders segments. Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer imaging products (digital video camcorders, digital still cameras, camera-equipped cellular phones, and DVD recorders). By the end of 2005, we had successfully negotiated license agreements with most of the major manufacturers of digital video camcorders and digital still cameras. While some of these agreements provide for running royalties based on the sales price of products sold by licensees in the respective periods, the majority of our digital still camera licensees had in prior periods prepaid for the use of our patents through April 11, 2006, which corresponds with the U.S. expiration of our rapid image retrieval (“121”) patent. In addition, in December 2004, Sony prepaid for the use of our patents in any products that they manufacture and ship through April 11, 2006. In the third quarter of 2006 Sony began paying us running royalties on digital video camcorders shipped after April 11, 2006, which offset in part the decline in running royalties resulting from the expiration of the “121” patent used in digital still cameras and cellular phones. Under U.S. GAAP, prior period and prepaid royalty payments are generally recognized in revenue when received as opposed to when licensees sell their products. Due to royalty settlements covering prior and future periods, as well as the expiration of certain patents, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods. In 2007, we intend to explore additional ways, including possible arrangements with independent patent research and evaluation companies and other third parties, to monetize our intellectual property. There can be no assurance that these expanded efforts will be successful.

We are no longer receiving any royalties from manufacturers of digital still cameras or camera equipped cellular phones after the expiration of the “121” patent. However, we are in active discussions with certain of our digital still camera licensees concerning the use of our other digital imaging patents which have expiration dates from 2011 to 2014. We have issued claim charts to ten licensees that allege infringement of our feed forward quantization patent and have held various technical meetings to review our claims and the validity of these patents. We expect that several additional meetings will be required before we can definitively conclude whether or not our feed forward quantization patent is being infringed by these manufacturers. During the third quarter of 2006, we broadened the scope of our patent research program to study how we might demonstrate use of our “image decoding”, and other patents in digital still cameras and other products. This assessment is targeted to be completed by mid-2007. If the assessment is successful, we would then plan to modify our licensing discussions with the digital still camera manufacturers to include these patents. The world-wide value of the digital still camera market and the camera-equipped cellular telephone market in 2006 has been estimated by International Data Corporation (“IDC”), an independent market research firm, at approximately $30 billion and $50 billion, respectively. Accordingly, if we are able to demonstrate infringement of our patents as well as their validity to these manufacturers, we could realize a substantial increase in licensing revenues in future periods, but we cannot assure you that this will occur.

Over the past few years, we have incurred significant external litigation costs to enforce our patents, primarily in regards to litigation we initiated against Kodak for infringement of our Rapid Image Retrieval patent (“121” patent) in their digital still cameras. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. We have been advised that oral argument could occur around June 2007 and a final decision should be expected prior to the end of this year. Since the “121” patent expired in April 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Also, it may be necessary to initiate additional litigation at some future date with other licensees or third parties to enforce our patents if our ongoing licensing negotiations are not resolved in a satisfactory way.

In recent years, we have focused product development activities of our Recorders segment on data acquisition and instrumentation recorders which are used in defense applications and in airframe and sensor test applications. Our DDRs and DSRs solid state- and disk-based data acquisition recorders are intended to replace over several years the large installed base of tape-based data recorders and, if successful, should generate increased sales and profits for the Recorders segment. In addition, we have recently introduced several new multiplexer modules, devices that permit various signals to be received simultaneously from different sources, for use with our instrumentation recorders, a new miniature recorder for use in applications where space is especially constrained, and the new high definition video recorder. We were able to ship pre-production models of these new products in limited quantities in the fourth quarter of 2006.

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

We are assessed foreign withholding taxes on royalty income generated in certain Far East locations. In 2005 and 2004 our effective tax rate was lower than the statutory rate due to the utilization of federal and state net operating loss (“NOL”) carryforwards. At December 31, 2006, the amount of unused net operating loss carryforwards available to offset future federal taxable income totaled approximately $189.6 million. In recent years, we have provided a 100% valuation reserve against our NOL carryforwards and net deferred tax assets. We will adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB No. 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB No. 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We were required to adopt SAB No. 108 in our current fiscal year. Our predecessor was acquired in 1987 in a transaction accounted for under the purchase method of accounting. At the date of acquisition, we had recorded various liabilities for tax assessments or other potential contingencies related to income and other taxes of various foreign subsidiaries. During ensuing years, we substantially restructured our operations, exited many lines of business and dissolved operations in many foreign jurisdictions. Our accounting policy in prior years had been to reverse tax reserves when it was determined that the tax assessment had been favorably resolved, the statute of limitations had lapsed or when the tax courts confirmed that the liability was no longer being contested. At December 31, 2005, the remaining liability for unresolved tax assessments related to income and other taxes of foreign subsidiaries, all of which had been inactive for several years, totaled $1.2 million. In advance of implementing FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes,” the Company received advice from its foreign legal or other advisors that there was a remote likelihood that the tax authorities would pursue these tax matters against dormant companies that had no substantial assets or that the parent company could not be held liable for any of these tax assessments. Accordingly, we applied SAB No. 108 as of January 1, 2006 and recorded a cumulative effect adjustment in the amount of $1.2 million to reverse these liabilities with a corresponding decrease to accumulated deficit to correct the misstatement that has resulted from failing to adjust tax reserves in the period when the liability was no longer deemed probable of assertion.

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

We are also required periodically to adjust reserves established in prior years for discontinued operations for subsequent favorable or unfavorable developments that are directly related to the operations of the discontinued businesses. In 2004, we increased provisions by $2.5 million for amounts we expected to have to pay for environmental remediation at various disposal sites used by Media when it was a subsidiary of the Company. This was, in part, offset in 2004 with the favorable resolution of operating lease obligations that expired. In 2006 and 2005, we recognized income (loss) on discontinued operations of ($0.2) million and $0.9 million, respectively, related to the sublease of facilities formerly used by our Internet video operations.

While not a component of “Net Income (Loss),” included in the determination of “Other comprehensive income (loss), net of tax” is a credit of $12.3 million in 2006, a charge of $21.8 million in 2005 and a credit of $1.8 million in 2004 to minimum pension adjustment, to reflect an actuarially computed increase or decrease in projected benefit obligations over pension plan assets of the Ampex, Media and foreign pension plans. The changes are due primarily to the effects of changes to the mortality assumption and discount rate.

At December 31, 2006, we had cash and short-term investments totaling $11.7 million, down from $13.1 million at December 31, 2005. The decrease in cash from December 31, 2005 is due to declining licensing revenues realized on digital still cameras, the absence of any one-time royalty settlements for prior periods and continued expenditures for patent litigation, offset in part by non-operating income earned. We believe that our cash balances, together with the projected results of our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside Capital Incorporated (“Hillside”), a former affiliate, should be sufficient to satisfy all projected cash obligations through at least the next twelve months. The results of our operations and the liquidity of our business are more fully discussed below.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment involves the sale and service of instrumentation recorders and mass data storage systems, all of which are made by Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital imaging products through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 18 of the Notes to Consolidated Financial Statements.

Our Recorders segment includes Data Systems’ three principal product groups and its service revenue, which are described more fully below. Data Systems also conducts an “aftermarket” operation consisting primarily of the supply of spare parts for certain products.

•

Instrumentation recorders, including Data Systems’ data acquisition and instrumentation products (including disk-based DDRs instrumentation recorders, solid state memory-based DSRs instrumentation recorders and tape-based DCRsi instrumentation recorders) and related tape and aftermarket parts;

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

DCT, DST, DIS, DCRsi, DDRs and DSRs are trademarks of Ampex Corporation.

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

	2006	2005	2004
	(in millions)
Licensing Segment
Licensing revenue	$10.8	$28.9	$72.9

Recorders Segment
Mass data storage tape drives and library systems	$4.2	$4.7	$6.9
Data acquisition and instrumentation recorders	10.8	8.2	10.1
Service revenue	8.3	8.9	8.7
Other (including professional video products)	1.8	2.4	2.9

Total net product and service revenue	$25.1	$24.2	$28.6

Results of Operations for the Three Years Ended December 31, 2006

Licensing Revenue.    Licensing revenue was $10.8 million in 2006, $28.9 million in 2005 and $72.9 million in 2004. Licensing revenue is derived from royalties that we receive from licensing our patents.

Licensing revenue in 2006 totaled $10.8 million. We earned running royalties of $7.7 million from manufacturers of digital camcorders, $2.1 million from manufacturers of digital still cameras and $1.0 million from manufacturers of other products, largely DVD recorders. Licensing revenue in 2005 totaled $28.9 million, of which $18.7 million related to negotiated settlements covering past use and in some cases a prepayment of royalty obligations through April 2006, the expiration date of the “121” patent used in digital still cameras. In 2005, we earned running royalties of $5.1 million from manufacturers of digital camcorders, $4.5 million from manufacturers of digital still cameras and $0.6 million from other products. Due to the expiration of the “121” patent, the terms and periods covered by these agreements, license revenues are not comparable between periods nor indicative of amounts that may be realized in future years.

Licensing revenue recognized in 2005 and 2004 included one-time royalty settlements totaling $18.7 million and $65.5 million, respectively, that pertained to settlement of royalties due on products sold in periods prior to the execution of the license, and in some cases included prepayment of licensees’ obligations covering future periods. There were no one-time royalty settlements in 2006. The balance of licensing revenue recognized of $10.8 million in 2006, $10.2 million in 2005 and $7.4 million in 2004, represented running royalties on product shipments calculated as a percentage of current period sales reported to us within 35 days after the end of the respective quarter. Due to one-time royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

In 2005, one-time royalty settlements from agreements entered into at that time with certain manufacturers of digital still cameras provided for payments totaling $15.9 million and pertained to settlement of royalties for the use of our “121” patent through April 11, 2006. We also completed a license agreement with Samsung Electronics (“Samsung”) and received a one-time royalty settlement of $2.8 million, less foreign withholding taxes of $0.5 million, which covers Samsung’s liability for past use and a non-refundable, non-forfeitable prepayment of royalties due through 2008 on several of our U.S. and foreign patents in the manufacture and sale of digital tape recorders, including MiniDV camcorders. It also permits Samsung to use certain of our patents in other camcorders utilizing hard disk drive, optical or solid state memories.

In 2004, we entered into separate licensing agreements with Canon Inc. (“Canon”), Sanyo Electric Co. Ltd. (“Sanyo”) and Sony Corporation (“Sony”). The agreements with Canon and Sanyo permit their use of various U.S. and foreign patents owned by us in the manufacture and sale of digital still cameras. The Sanyo agreement also permits use of our patents in camera equipped cellular telephones. These two manufacturers made payments in 2004 totaling $25.5 million. That amount included a negotiated prepayment of $13.5 million, which is non-refundable and non-forfeitable, from one of the licensees that covers royalties due on sales through April 11, 2006. The Sony agreement permits use of our patents in many products that they manufacture, including digital video camcorders, digital still cameras, camera equipped cellular telephones and other similar products. We received the Sony settlement payment in 2004, which totaled $40 million and covered liability for past use and prepayment of royalties due on all product shipments through April 11, 2006. The Sony agreement does not specify how the lump sum payment was allocated among its various products or license periods covered.

Many of our licensees prepaid for the use of our patents through April 11, 2006, which coincides with the U.S. expiration of the “121” patent. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, by agreement, we only received royalties on the “121” patent through its expiration date.

After April 11, 2006, our digital still camera licensees are required to pay royalties only to the extent that their products incorporate any of our other digital imaging patents. These patents have expiration dates from 2011 through 2014. We have conducted numerous technical and business meetings to discuss our feed forward quantization patent that we believe is being used, but we have not been able to conclude an acceptable arrangement with our licensees to cause them to resume payment of royalties on digital still cameras or camera-equipped cellular phones sold after April 11, 2006. In the third quarter of 2006 we expanded our research activities with the goal of assessing whether other patents, including image data shuffling and high speed image decoding, are being used in these products. If these expanded research activities successfully demonstrate use of one or more of our patents, current licensees would be obligated to resume payments under the existing terms of our license agreements, which we believe are favorable to the manufacturers. We do not expect to be able to assess the effectiveness of these efforts until later in 2007. If these negotiations are not successful and our licensees do not agree to resume such payments for our patents that we successfully demonstrate are used in their products, then we would be entitled to seek to cancel our license agreements with them and pursue our other options, including possible litigation.

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

In prior years, we formally notified major manufacturers of camera equipped cellular telephones and other products that are equipped to record still and/or motion video that they may be infringing our patents. During 2005, we have held technical meetings and have issued claim charts alleging infringement of our feed forward quantization patent to two manufacturers of camera equipped cellular telephones. The worldwide retail sales value of the camera equipped cellular telephone market in 2006 has been estimated by IDC to total approximately $50 billion. We seek to charge these manufacturers what we believe are commercially reasonable licensing fees computed as a percentage of the licensee’s selling price of products shipped. Due to the size of this market, we could realize a material increase in royalty income in future years if we are successful in concluding licensing agreements with manufacturers of camera equipped cellular telephones. However, to date, none of the manufacturers of camera equipped cellular telephones are paying royalties to us for use of our feed forward quantization patent. Licensing negotiations have historically taken several years to conclude. There can be no assurance that we will successfully conclude camera equipped cellular telephone licensing agreements in the near term, if at all.

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

Product Revenue.    Product revenue generated by our Recorders segment increased to $16.8 million in 2006 from $15.4 million in 2005 compared to $19.8 million in 2004. Government agencies and defense contractors are currently our principal market for the Recorders segment. Prior to 2006, sales declines had resulted from our decision not to seek new government program involvement with our mass data storage products and to focus our product development and marketing efforts on data acquisition products. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. If successful, these new products could lead to increased product revenues over current levels. While we have recently been awarded significant multi-year contracts for our disk- and solid state-based instrumentation recorders, there can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. Revenues in 2006, 2005 and 2004 from such products totaled $7.7 million, $5.7 million and $0.9 million, respectively.

Our backlog of firm orders was $5.9 million at December 31, 2006 compared to $9.1 million at December 31, 2005 and $3.7 million at December 31, 2004. We were awarded a contract of approximately $6.9 million from Boeing for our new disk- and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. We have made initial deliveries of our recorders in the amount of $3.6 million against this contract and the remainder is scheduled to be delivered in 2007. The undelivered value of the contract has been included in reported backlog as of December 31, 2006. In addition, we received orders from Boeing and the U.S. Navy, which are not included in backlog at December 31, 2006. We are to provide Boeing up to $2.9 million of solid state-based data instrumentation recorders with an option for a further $1.1 million subject to Boeing’s authorization. This product is for use in a government defense related program. We have shipped $0.8 million against this order. Shipments for the remainder will be made over the next three years but are not included in our backlog since the contract contains provisions whereby Boeing may terminate portions of the order up to 30 days prior to scheduled delivery upon payment of penalties depending on the termination date. We were also approved by the U.S. Navy to provide up to $5.0 million of these newly introduced products. We have shipped $0.4 million against this order. Future deliveries under this approval will be subject to receipt of purchase orders over the next three years for specific quantities to be determined by the U.S. Navy from time to time. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods. See “Fluctuations in Operating Results; Seasonality and Backlog of Recorders Segment.”

Service Revenue.    Total service revenue generated by our Recorders segment in the year ended December 31, 2006 was $8.3 million compared to $8.9 million for the year ended December 31, 2005 and $8.7 million for December 31, 2004. We expect that service revenue will decline over time as older tape-based products are replaced with newer disk- or solid state memory-based instrumentation recorders.

Intellectual Property Costs.    Intellectual property costs include external legal costs as well as certain internal costs, described below, pertaining to the enforcement of our patents. Intellectual property costs also include external accounting costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the years ended 2006, 2005 and 2004, we incurred significant external legal costs in preparing for patent enforcement suits in the ITC and in the District Court that totaled $8.6 million, $9.5 million and $4.9 million, respectively. The ITC case was withdrawn to enable the District Court case to proceed. Because our suit against Kodak is on appeal, our external litigation costs are expected to significantly decrease during 2007. If the appeal is successful and the case is remanded for trial, we could then have significant legal expenses if we elect to continue litigation. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers, engineers and employ outside contractors that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. We also expect to incur additional costs in future years investigating and analyzing whether manufacturers of consumer digital imaging products are utilizing our other digital imaging and data compression technologies. We may seek to engage independent patent research and evaluation companies and other third parties, to help monetize our intellectual property. We may also seek to acquire patent portfolios that we believe offer commercial value to our licensing program. However, we cannot assure you that any of these strategies will be implemented or, if implemented, will be successful.

Cost of Product Revenue.    Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 50.5% in the year ended December 31, 2006 compared to 61.4% in the year ended December 31, 2005 and 70.6% in the year ended December 31, 2004. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. The higher cost of product sales percentage in 2004 when compared to 2006 and 2005 was due, in part, to additional inventory provisions of $1.1 million for excess and no requirements inventory to lower the carrying value of older products and spare parts based on sales projections for these products. In 2005 and 2006, we had improved gross margins due to the effect of selling lower cost remanufactured DST and DCRsi recorders.

Cost of Service Revenue.    Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 27.2% in 2006 compared to 31.2% in 2005, and 31.3% in 2004. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses.    All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during 2006, 2005 and 2004 is due primarily to an increase in engineering personnel coupled with costs incurred to produce peripheral products to enhance the DDRs ruggedized disk- and DSRs solid state memory-based data acquisition recorders. Such costs are expected to continue as we develop new and enhanced products. We do not currently plan to invest additional resources to develop new formats for our 19-millimeter mass storage products beyond the quad density format. However, we will incur sustaining engineering to support our customers’ requirements.

Selling and Administrative Expenses.    Selling and administrative expenses decreased to $13.8 million in the year ended December 31, 2006 from $15.9 million in the year ended December 31, 2005 and $13.8 million in the year ended December 31, 2004. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	2006	2005	2004
	(in millions)
Recorders segment	$6.5	$6.0	$6.4
Corporate	7.3	9.9	7.4

Total	$13.8	$15.9	$13.8

The Recorders segment’s selling and administrative costs included payments under a management incentive plan which included established income and cash flow targets for the segment. Such payments totaled $0.6 million, $0.2 million and $0.7 million in 2006, 2005 and 2004, respectively.

The principal components of corporate selling and administrative expense are listed below:

	2006	2005	2004
	(in millions)
U.S. and foreign pension expense	$3.8	$3.5	$3.0
Legal and accounting fees	1.3	2.0	1.2
Corporate salaries and benefits	0.8	1.0	0.9
Business development expenses, net	(1.2)	1.0	—

In 2005, accounting costs included $0.5 million related to documenting, assessing and auditing internal controls required by the Sarbanes Oxley Act (we were an accelerated filer as of December 31, 2005) and $0.2 related to the restatement of prior years’ financial statements to correct the accounting for the Media pension plan. Beginning in 2006, we began to expense the fair value of stock options and restricted stock awards over the period such options and awards vest. We expensed $0.4 million during 2006. In prior years, the issuance of stock options did not affect our operating results.

Corporate selling and administrative expenses also included business development expenses to identify new investment and other income-generating opportunities. Business development expenses, including consulting fees and office rent paid to a British investment advisory company, totaled $0.3 million, $1.0 million and $0.6 million in 2006, 2005 and 2004, respectively. We discontinued payments to the investment advisory company on April 1, 2006. In 2006 and 2004, we received reimbursement of $1.5 million and $0.6 million, respectively, of business development expenses incurred from 2003 to 2006. See “Note 13—Related Party Transactions” of the Notes to Consolidated Financial Statements.

In 2005, we also incurred additional nonrecurring fees related to our Nasdaq National Market listing of $0.1 million and other legal settlement costs of $0.2 million.

Restructuring Charges (Credits).    We vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations to lower continuing operating expenses and recorded a net restructuring charge of $4.2 million. In 2003, we established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, we decided to seek a buyer for our Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, we recognized a restructuring credit of $1.4 million. We remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During 2006, 2005 and 2004, we paid and charged the restructuring accrual $0.6 million, $0.6 million and $1.1 million, respectively, related to costs associated with the vacated portion of the facilities. We have paid and charged the restructuring accrual $4.9 million since the inception of the 2002 restructuring program. The unamortized balance in accrued restructuring totaled $1.0 million at December 31, 2006. This obligation has been discounted to present value. We expect to make payments related to the remaining balance of accrued restructuring through 2008. We evaluate the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and we may make additional adjustments in future periods if we determine that our actual obligations will differ significantly from remaining amounts accrued.

Operating Income (Loss).    We reported an operating loss of $3.7 million in 2006 compared to operating income of $9.2 million in 2005 and operating income of $60.8 million in 2004. The operating income (loss) for the Licensing segment, Recorders segment, corporate administrative expenses and restructuring charges (credits) is shown in the following table:

	2006	2005	2004
	(in millions)
Licensing segment	$0.2	$17.3	$65.3
Recorders segment	3.4	1.8	1.5
Unallocated corporate	(7.3)	(9.9)	(7.4)
Restructuring (charges), credits	—	—	1.4

Operating income (loss)	$(3.7)	$9.2	$60.8

See corporate selling and administrative expenses discussed above under “Selling and Administrative Expenses” for a discussion of the major components of Unallocated corporate loss.

Media Pension Costs.    We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and we remain obligated to make pension contributions to that plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.” Payments made by Quantegy in prior years either as direct pension contributions or as reimbursement of amounts paid by Ampex on behalf of Media are recognized as an offset to actuarially computed pension costs.

Contributions and reimbursements paid by Quantegy totaled $0.8 million in 2004. There were no contributions or reimbursements paid by Quantegy in 2006 and 2005 and no additional reimbursements are expected as Quantegy filed for bankruptcy protection in January 2005.

Interest Expense.    Interest expense increased to $3.0 million in 2006 compared to interest expense of $2.5 million in 2005, due to the issuance of additional Hillside Notes in the amount of $15.4 million after September 15, 2005. Interest expense levels in 2006 and 2005 were lower than interest expense of $9.7 million in 2004 due to repayments on senior debt of $62.4 million in the fourth quarter of 2004 and $10.4 million in the second quarter of 2005. We made cash payments of interest totaling $2.1 million, $2.9 million and $3.3 million in 2006, 2005 and 2004, respectively. Interest not paid in cash was capitalized and added to the principal amount of the related debt obligation.

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

Other (Income) Expense, Net.    In 2006, we realized $3.2 million of incentive fees, which were assigned to us by the managing member of an investment limited liability company (“LLC”) upon the sale of the LLC’s investment in Elementis. We credited these incentive fees against other (income) expense, net. See “Note 13—Related Party Transactions” of Notes to Consolidated Financial Statements. We do not expect to receive any additional incentive fees from these entities in 2007, which could negatively impact our results of operations. In addition, we realized a non-recurring gain of $0.3 million from the sale of other securities.

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

Provision for Income Taxes.    The provision for income taxes in the years ended December 31, 2006, 2005 and 2004 included foreign and state income taxes and withholding taxes on royalty revenue. In 2005 and 2004, we were able to lower our tax provision by utilizing NOL carryforwards. At December 31, 2006, we had federal NOLs for income tax purposes of approximately $189.6 million, expiring in the years 2007 through 2024. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. The remaining provision for income taxes in 2006 and 2005 consisted primarily of foreign withholding taxes on royalty revenue generated in certain Far East locations.

Equity in Income of Limited Partnership, Including Sale of Investment.    We made an investment in an investment limited partnership in 2003, which we accounted for under the equity method of accounting. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of its remaining investments in a publicly held British promotional products company and we recognized our pro rata share of the gain on the sale of $1.7 million. We received total distributions from the general partner of $3.3 million on our $1 million investment, which included a reimbursement of business development expenses of $0.6 million credited against corporate selling and administrative expenses. See “Selling and Administrative Expenses” above and “Note 13—Related Party Transactions” of Notes to Consolidated Financial Statements. No further investment activities are envisioned by this partnership, which has wound up its affairs.

Income (Loss) from Discontinued Operations.    For the year ended December 31, 2006, we recognized a loss from Discontinued Operations of $0.2 million compared to income from Discontinued Operations of $0.9 million for the year ended December 31, 2005 and a loss from Discontinued Operations of $2.1 million for the year ended December 31, 2004.

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

In 2005, we recognized a gain on discontinued operations of $0.9 million on subletting facilities formerly occupied by our Internet video operations. In 2006, we increased the reserve by $0.2 million for the amount of net liabilities for discontinued operations to include additional expected costs associated with the sublet facility lease related to our former Internet video operations.

Net Income (Loss).    We reported a net loss of $3.9 million in 2006 compared to net income of $6.7 million in 2005 and net income of $46.4 million in 2004, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss).    In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” we have recorded in “Accumulated other comprehensive income (loss)” non-cash charges (credits) of ($12.3) million in 2006, $21.8 million in 2005 and ($1.8) million in 2004, respectively, to adjust the additional minimum pension liability, which totaled $100.5 million, $112.8 million and $91.1 million at December 31, 2006, 2005 and 2004, respectively, representing the excess of projected benefit obligations over the fair value of plan assets. We terminated benefit service and compensation credit accruals under the pension plan in 1994 and since that date pension expense consisted of amortization of unrecognized pension losses over the expected remaining lives of the plans’ retirees. Our net pension obligation (liability) reflected in our Consolidated Balance Sheets under SFAS No. 87 was equal to the unfunded projected benefit obligation determined under SFAS No. 158; accordingly, the adoption of SFAS No. 158 had no impact on our Consolidated Balance Sheets or Statement of Operations and Comprehensive Income (Loss). Other comprehensive income (loss) also includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices.    We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the years ended December 31, 2006, 2005 and 2004.

Liquidity and Capital Resources

General.    Cash and marketable securities totaled $11.7 million at December 31, 2006 compared to $13.1 million at December 31, 2005. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses, including patent litigation costs and certain other expenses, is first required to be applied to reduce debt, which at December 31, 2006 totaled $35.9 million, and is expected to increase to approximately $58.6 million in 2007, as discussed below under “Pension Contributions and Pension-Related Funding Obligations.” If our cash flow does not improve over current levels (see “Cash Flow,” below), we may be required to adopt alternative strategies, such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure you that any of these strategies will be successful or that they will be permitted under our debt indentures.

In 2004, after several years of negotiations, we instituted litigation in the ITC and in the District Court against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the possible threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. We spent $4.9 million during the twelve months ended December 31, 2004, $9.5 million during the twelve months ended December 31, 2005 and $8.6 million during the twelve months ended December 31, 2006 in connection with these suits. Although two of these suits were settled out of court by entering into license agreements with Sanyo and Sony in 2004, we did not reach a settlement with Kodak. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. If our appeal is successful we may incur significant additional costs if we elect to continue litigation. Also, we may decide to enforce our other patents by instituting litigation against other manufacturers of digital still cameras and/or other products where we believe our technology is being used if licensing agreements are not completed on acceptable terms. Any such additional litigation could cause our litigation costs to increase, and any such increases could be material. See “Item 3. Legal Proceedings.”

Cash Flow.    We used cash from continuing operating activities totaling $13.3 million in the year ended December 31, 2006 compared to $2.9 million in the year ended December 31, 2005 and generated cash from continuing operations of $57.3 million in the year ended December 31, 2004. Our royalty income included lump sum payments of $18.7 million and $65.5 million for 2005 and 2004, respectively, for royalties due on products sold in periods prior to the effective date of the license agreements and in some cases prepayments of running royalties otherwise due on sales of products through April 11, 2006. We did not have any royalty lump sum payments in 2006. In 2006 and 2005, licensing revenue was offset by additional patent litigation costs, interest expense and the excess of pension contributions over pension costs. Cash used by discontinued operations totaled $0.6 million in the year ended December 31, 2006, $0.5 million in the year ended December 31, 2005 and $0.8 million in the year ended December 31, 2004.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from Hillside, a former affiliate, should be sufficient to satisfy all projected cash obligations through at least December 2007, as discussed more fully below. We have substantial principal repayments scheduled on our long-term debt beginning in 2008, which we may need to restructure unless cash flow from operations improves over current levels.

Senior Debt.    As of December 31, 2006 we had outstanding approximately $35.9 million of total borrowings, which includes approximately $6.6 million under our 12% Senior Notes due 2008 and $29.3 million of notes from Hillside (“Hillside Notes”). Our debt levels have been significantly reduced from levels in prior years, but they are projected to increase as we borrow funds to pay pension contributions.

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

Pension Contributions and Pension-Related Funding Obligations.    We are the Plan Sponsor of the Ampex pension plan and the pension plan of Media. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2012. The following amounts are substantially less than the unfunded projected benefit obligation recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2007	$18,548	$4,153
2008	6,934	2,071
2009	7,151	2,135
2010	6,406	1,817
2011	6,279	1,765
2012	6,290	1,771

Total	$51,608	$13,712

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in 2007 are estimated as follows:

	Estimated Contributions
	Ampex	Media
	Pension Plan	Pension Plan
	(in thousands)
January 2007	$1,410	$741
April 2007	3,274	1,137
July 2007	3,274	1,138
September 2007	7,316	—
October 2007	3,274	1,137

	$18,548	$4,153

Hillside made the January 2007 contributions to the Ampex and Media pension plan and we have requested Hillside to make the remaining scheduled payments due in 2007.

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

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control" for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of our former parent, NH Holding Incorporated (“NHI”). The Agreement relates to our pension plan (the “Ampex” pension plan) and the pension plan of our former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Agreement, Ampex and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

During the period 2001 through 2006, Hillside made pension contributions totaling $30.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $9.5 million was paid in 2006 and $5.9 million was paid in 2005. We issued notes to Hillside (“Hillside Notes”), as discussed below, in the amount of the pension contributions and amounts advanced by Hillside in prior years. We have requested Hillside to fund contributions due in 2007, which are estimated to total $22.7 million, and we may do likewise in future years based on our liquidity.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.11% at December 31, 2006). We granted to Hillside a security interest in Data Systems’ inventory as collateral for the Hillside Notes. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements.    During the years ended December 31, 2006 and 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations.    An aggregate listing of our contractual obligations and commercial commitments as of December 31, 2006, excluding interest, is as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(in thousands)
Senior debt (a)	$6,569	$—	$6,569	$—	$—
Other debt (b)	29,347	1,689	13,490	14,168	—
Operating leases (c)	5,327	3,288	2,039	—	—
Pension and other retirement plans (d)	78,923	23,589	20,194	18,275	16,865

(a)	The maturity date of the Senior Notes is August 2008. Pursuant to the agreement, substantially all Available Cash Flow is to be applied to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 10 of the Notes to Consolidated Financial Statements.

(b)	Other debt includes the Hillside Notes. See Note 10 of the Notes to Consolidated Financial Statements. These amounts may be subject to significant increases attributable to additional Hillside Notes that we may issue in 2007 and future years in connection with our pension obligations. See footnote (d) below.
(c)	Operating leases include facility rentals of both continuing operations and discontinued operations or abandoned leaseholds related to prior years’ restructuring activities. Amounts shown above exclude projected sublease rental income, which we have included in establishing reserves for discontinued operations that total $0.5 million.
(d)	Pension and other retirement plans include estimated pension contributions for the Ampex Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected or the actuarial assumptions change, future pension contributions could increase over amounts shown above. Payment of the 2007 pension contributions for the Ampex Plan and the Media Plan totaling $22.7 million will be funded pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make pension contributions due in future years based on the Company’s liquidity. See Note 15 of the Notes to Consolidated Financial Statements. Pension and other retirement plans also include a foreign defined benefit plan and domestic supplementary retirement plans at $10.0 million.

	Amount of Commitment Expiration per Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
	(in thousands)
Standby Letters of Credit (a)	$1,522	$1,522	$—	$—	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us on a prospective basis in the first quarter ended March 31, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We expect that the adoption of FIN 48 will not have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio generally has been comprised of US Treasury Bills. These securities mature within one year and are classified as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. We did have a number of cash and cash equivalent accounts whose returns varied directly proportionally to US interest rates. The fair value of our portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. A 100 basis point increase or decrease in interest rates would increase or decrease interest expense on debt obligations by approximately $233 thousand.

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

The financial statements required by Item 8 and the financial statement schedules required by Item 15(c) are included following Item 15 hereof. The supplementary financial information called for by Item 8 is included in Note 21 of the Notes to Consolidated Financial Statements following Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Exchange Act, as of December 31, 2006. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that Ampex records, processes, summarizes and reports the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) of the Exchange Act. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2006 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2006 that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors is set forth under the caption “Proposal No. 1—Election of Class I Directors” in our 2007 Proxy Statement to be filed before April 30, 2007, and is incorporated herein by reference. Information regarding our executive officers is included in Part I hereof and is incorporated by reference into this Item 10.

The information required by this item regarding compliance with Section 16(a) of the Exchange Act is set forth under “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, and is incorporated herein by reference.

The information required by this item regarding our Code of Ethics is set forth under “Proposal No. 1—Election of Class I Directors—Code of Ethics” in our 2007 Proxy Statement, and is incorporated herein by reference. A copy of our Code of Ethics is also available on our website at www.ampex.com.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the date that these procedures were disclosed in our proxy statement for our 2006 Annual Meeting of Stockholders.

The information required by this item regarding our Audit Committee and Audit Committee Financial Expert is set forth under “Proposal No. 1—Election of Class I Directors—Board and Committee Meetings—Audit Committee” in our 2007 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation,” “Director Compensation,” “Proposal No. 1—Election of Class I Directors—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2007 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement, and in Item 5 of Part II of this report with respect to our equity compensation plans, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Class I Directors—Director Independence” in our 2007 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under “Proposal No. 2—Ratification of Selection of Independent Registered Public Accountants” in our 2007 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with this Report:

1.	Financial Statements (see Item 8 above).

Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders’ Deficit as of December 31, 2006, 2005 and 2004 and for each of the three years in the period ended December 31, 2006.

2.	Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

3.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended through June 1, 2003 (filed as Exhibit 3.1 to the 2003 Form 10-Q for the quarter ended June 30, 2003 (the “Second Quarter 2003 10-Q”) and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through April 20, 1995 (filed as Exhibit 3.2 to the 2001 Form 10-K and incorporated herein by reference).

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Second Quarter 2003 10-Q and incorporated herein by reference).

4.2	Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the Company’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (File No. 33-91312) and incorporated herein by reference).

4.3	Promissory Note in the amount of $1,754,727, issued by the Company to NH Holding Incorporated, dated December 22, 1993 (filed as Exhibit 4.25 to the 1993 Form 10-K (File No. 0-20292) and incorporated herein by reference).

4.4	Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008, including forms of 12% Senior Notes and Security Agreement (filed as Exhibit 4.4 to the 2001 Form 10-K and incorporated herein by reference).

4.5	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008 (filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference).

4.6	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes (filed as Exhibit 4.6 to the 2003 Form 10-K and incorporated herein by reference).

4.7	Amendment No. 3 to Collateral Security Agreement, dated as of June 17, 2005, between Ampex Corporation and US Bank, National Association, as trustee, relating to the Company’s 12% Senior Notes due 2008 (filed as Exhibit 4.1 to the Company’s 2005 Form 10-Q for the quarter ended June 30, 2005 (the “Second Quarter 2005 10-Q”) and incorporated herein by reference).

4.8	Security Agreement dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated. (filed as Exhibit 4.3 to the 2002 Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.1	Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through November 2, 2006 (filed as Exhibit 10.2 to the 2006 Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

Exhibit Number	Description

10.2	Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the 1997 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.3	Ampex Corporation 2000 Stock Bonus Plan, as amended through June 14, 2006 (filed as Exhibit 10.1 to the 2006 Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.4	Ampex Systems Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company’s 1997 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.5	Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 33-47660) and incorporated herein by reference).

10.6	Form of Indemnification Agreement entered into between the Company and members of the Board of Directors (filed as Exhibit 10.06 to the 2001 Form 10-K and incorporated herein by reference).

10.7*	Form of Employment Security Letter dated January 17, 2007, entered into between the Company and each of Messrs. Atchison, McKibben, Talcott and Venema, and Ms. Genberg.

10.8*	Letter agreement dated April 18, 2006 between Edward J. Bramson and Craig L. McKibben regarding management incentive compensation.

10.9*	Letter agreement dated June 16, 2006 between Edward J. Bramson and Joel D. Talcott regarding management incentive compensation.

10.10	Letter agreement dated March 15, 2005 between Edward J. Bramson and Robert L. Atchison regarding management incentive compensation (filed as Exhibit 10.3 to the Second Quarter 2005 10-Q and incorporated herein by reference).

10.11	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.12	Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant (filed as Exhibit 10.12 to the 1999 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.13	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California (filed as Exhibit 10.12 to the 2001 Form 10-K and incorporated herein by reference).

10.14	Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (filed as Exhibit 10.15 to the 2000 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.15	Agreement of Purchase and Sale dated January 31, 2005, between Ampex Data Systems Corporation and Darwin L. Faaborg, and Amendment Number One thereto, relating to the purchase and sale of real property located in Colorado Springs, Colorado (filed as Exhibit 10.1 to the 2005 Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.16	Lease and First Amendment of Lease dated August 14, 1997 and April 19, 1999, respectively, each by and between 135 East 57th Street LLC, as landlord, and the Company, as tenant, with respect to approximately 19,000 square feet of premises located at 135 East 57th Street, New York, New York (filed as Exhibit 10.16 to the 2005 Form 10-K and incorporated herein by reference).

Exhibit Number		Description

10.17		Agreement of Sublease dated as of April 23, 2004, between the Company, as sublessor, and Calypso Capital Management, LLC, as sublessee, with respect to approximately 12,800 square feet of premises located at 135 East 57th Street, New York, New York (filed as Exhibit 10.17 to the 2005 Form 10-K and incorporated herein by reference).

10.18		Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group (filed as Exhibit 10.14 to the 2001 Form 10-K and incorporated herein by reference).

10.19		Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (filed as Exhibit 10.15 to the 2001 Form 10-K and incorporated herein by reference).

10.20		Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions (filed as Exhibit 4.11 to the 2001 Form 10-Q for the quarter ended September 30, 2001 (File No. 0-20292) and incorporated herein by reference).

10.21		Second Amendment dated as of September 2002 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.1 to the 2002 Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.22		Third Amendment dated as of March 2, 2004 to the Hillside – Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.16 to the 2003 Form 10-K and incorporated herein by reference).

10.23		Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc. (filed as Exhibit 10.17 to the 2003 Form 10-K and incorporated herein by reference).

10.24		Promissory Note dated April 18, 2001, issued by Second Jeffson Corporation (formerly Sherborne Capital Incorporated) to the Company in the principal amount of $1,848,000 (filed as Exhibit 10.17 to the 2001 Form 10-K and incorporated herein by reference).

10.25		Letter agreement dated as of August 7, 2006, between the Company and SJC relating to foreclosure under the promissory note and the pledge agreement between the parties (filed as Exhibit 2 to Amendment No. 15 to Schedule13D for Ampex Corporation on October 10, 2006 by the filing parties named therein, and incorporated herein by reference).

10.26		Letter agreements dated as of March 31, 2005 and June 30, 2005, each between HIP-IV Incorporated (“HIP-IV”) and AFC Holdings Corporation (“AFC”), relating to the assignment of incentive fees by HIP-IV to AFC (filed as Exhibit 10.25 to the 2005 Form 10-K and incorporated herein by reference).

10.27	*	Office Sharing Agreement dated as of November 30, 2006, by and between Sherborne Investors Management LP (“Sherborne”) and the Company, relating to the use and occupancy by Sherborne and its affiliates of a certain portion of the premises located at 135 East 57th Street, New York, New York.

10.28		Separation and Consulting Agreement dated as of February 16, 2007, between the Company and Edward J. Bramson (filed on February 26, 2007 as Exhibit 1 to Amendment No. 16 to Schedule 13D for Ampex Corporation by the filing parties named therein, and incorporated herein by reference).

10.29	*	Letter Agreement dated as of February 16, 2007, between the Company and D. Gordon Strickland, relating to his offer of employment.

21.1*		Subsidiaries of the Company.

Exhibit Number		Description

23.1	*	Consent of Independent Registered Public Accounting Firm.

24.1	*	Power of Attorney (included in the signature page of this Report).

31.1	*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

31.2	*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) of the Exchange Act.

32.1	*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Items 8 and 15(a)(2) above.

*Filed herewith.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

By:	/s/ D. GORDON STRICKLAND
D. Gordon Strickland President and Chief Executive Officer

Date: March 21, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint D. Gordon Strickland, Craig L. McKibben, Joel D. Talcott, or any of them, with full power to act, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Gordon Strickland D. Gordon Strickland	President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2007

/s/ CRAIG L. MCKIBBEN Craig L. McKibben	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 21, 2007

/s/ DOUGLAS T. MCCLURE, JR. Douglas T. McClure, Jr.	Director	March 21, 2007

/s/ PETER SLUSSER Peter Slusser	Director	March 21, 2007

/s/ WILLIAM A. STOLTZFUS, JR. William A. Stoltzfus, Jr.	Director	March 21, 2007

/s/ NED S. GOLDSTEIN Ned S. Goldstein	Director	March 21, 2007

/s/ ALAIN BRIANÇON Alain Briançon	Director	March 21, 2007

AMPEX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ampex Corporation

Redwood City, California

We have audited the accompanying consolidated balance sheets of Ampex Corporation (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed in the accompanying index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in 2006. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampex Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company relies on a related party for funding pension contributions.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. Also, as described in Note 2 to the consolidated financial statements, as of December 31, 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ BDO Seidman, LLP

San Jose, California

March 21, 2007

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,719	$13,070
Accounts receivable (net of allowances of $125 in 2006 and $78 in 2005)	5,235	3,091
Inventories	6,366	5,862
Royalties receivable	270	735
Cash collateral on letter of credit	1,522	1,483
Other current assets	510	873

Total current assets	25,622	25,114
Property, plant and equipment	923	1,215
Other assets	372	373

Total assets	$26,917	$26,702

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,704	$113
Accounts payable	3,315	3,802
Net liabilities of discontinued operations	1,249	1,413
Accrued restructuring costs	594	610
Pension and other retirement plans	888	864
Other accrued liabilities	8,625	7,935

Total current liabilities	16,375	14,737
Long-term debt	34,227	25,725
Pension and other retirement plans	78,035	95,948
Other liabilities	842	1,929
Accrued restructuring costs	436	1,030
Net liabilities of discontinued operations	1,405	1,679

Total liabilities	131,320	141,048

Commitments and contingencies (Note 12)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares in 2006 and in 2005
Issued and outstanding—none in 2006 and in 2005	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares in 2006 and in 2005
Issued and outstanding—none in 2006 and in 2005	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares in 2006 and in 2005
Issued and outstanding—none in 2006 and in 2005	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares in 2006 and in 2005
Issued and outstanding—none in 2006 and in 2005	—	—
Common stock, $0.01 par value:
Class A:
Authorized: 175,000,000 shares in 2006 and in 2005
Issued and outstanding—3,820,473 shares in 2006; 3,789,773 in 2005	38	38
Class C:
Authorized: 50,000,000 shares in 2006 and in 2005
Issued and outstanding—none in 2006 and in 2005	—	—
Other additional capital	455,237	454,789
Accumulated deficit	(459,751)	(456,953)
Accumulated other comprehensive loss	(99,927)	(112,220)

Total stockholders’ deficit	(104,403)	(114,346)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$26,917	$26,702

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Licensing revenue	$10,803	$28,914	$72,869
Product revenue	16,836	15,382	19,843
Service revenue	8,282	8,858	8,739

Total revenue	35,921	53,154	101,451

Intellectual property costs	10,637	11,604	7,551
Cost of product revenue	8,510	9,440	14,017
Cost of service revenue	2,256	2,765	2,735
Research, development and engineering	4,424	4,205	3,934
Selling and administrative	13,751	15,940	13,780
Restructuring charges (credits)	—	—	(1,410)

Total costs and operating expenses	39,578	43,954	40,607

Operating income (loss)	(3,657)	9,200	60,844
Media pension costs	781	774	3,936
Interest expense	2,953	2,481	9,732
Amortization of debt financing costs	5	195	57
Interest income	(328)	(264)	(161)
Other (income) expense, net	(3,365)	(547)	(179)

Income (loss) from continuing operations before income taxes and equity in income of limited partnership, including sale of investment	(3,703)	6,561	47,459
Provision for income taxes	50	749	1,098
Equity in income of limited partnership, including sale of investment	—	—	(2,149)

Income (loss) from continuing operations	(3,753)	5,812	48,510
Income (loss) from discontinued operations (net of taxes of $19 in 2005)	(195)	915	(2,148)

Net income (loss)	(3,948)	6,727	46,362

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	(148)	18
Minimum pension adjustment	12,289	(21,761)	1,844

Comprehensive income (loss)	$8,345	$(15,182)	$48,224

Basic income (loss) per share (Note 4):
Income (loss) per share from continuing operations	$(0.98)	$1.56	$13.21
Income (loss) per share from discontinued operations	$(0.05)	$0.24	$(0.58)
Income (loss) per share applicable to common stockholders	$(1.03)	$1.80	$12.63

Weighted average number of basic common shares outstanding	3,816,779	3,734,916	3,671,803

Diluted income (loss) per share (Note 4):
Income (loss) per share from continuing operations	$(0.98)	$1.51	$12.73
Income (loss) per share from discontinued operations	$(0.05)	$0.24	$(0.56)
Income (loss) per share applicable to common stockholders	$(1.03)	$1.75	$12.17

Weighted average number of diluted common shares outstanding	3,816,779	3,850,846	3,809,514

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,948)	$6,727	$46,362
Loss (income) from discontinued operations	195	(915)	2,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	432	670	774
Ampex and foreign periodic pension costs	3,320	2,545	2,020
Media periodic pension costs	781	774	3,936
Net loss (gain) on disposal of assets	1	(454)	52
Notional AMT due to stock option exercises	—	36	—
Accretion of interest expense	723	—	9,198
Writedown investment	—	—	150
Incentive fees realized from limited liability company	(3,239)	—	—
Equity in income of limited partnership, including sale of investment	—	—	(2,149)
Stock based compensation expense	363	—	60
Changes in operating assets and liabilities:
Accounts receivable	(2,163)	(567)	1,935
Inventories	(504)	(675)	1,156
Royalties receivable	465	(735)	—
Other assets	330	(320)	4,809
Accounts payable	(488)	2,235	66
Other accrued liabilities and income taxes payable	569	(6,378)	1,405
Ampex and Media pension contributions	(9,468)	(9,685)	(10,720)
Accrued restructuring costs	(610)	(627)	(2,483)
Other liabilities	(104)	4,489	(1,460)

Net cash provided by (used in) continuing operations	(13,345)	(2,880)	57,259
Net cash used in discontinued operations	(633)	(519)	(750)

Net cash provided by (used in) operating activities	(13,978)	(3,399)	56,509

Cash flows from investing activities:
Incentive fees realized from limited liability company	3,239	—	—
Purchases of short-term investments	—	—	(9,134)
Proceeds received on the maturity of short-term investments	—	9,134	—
Net proceeds on sale of assets	5	3,100	—
Additions to property, plant and equipment	(141)	(114)	(174)
Deferred gain on sale of assets	(50)	(50)	(50)

Net cash provided by (used in) investing activities	3,053	12,070	(9,358)

Cash flows from financing activities:
Borrowings under debt agreements	9,468	5,900	10,720
Repayments under debt agreements	(10)	(10,468)	(63,924)
Reimbursements of pension contributions	—	—	780
Proceeds from foreclosure of shareholders notes	—	—	14
Proceeds from issuance of common stock	85	210	57

Net cash provided by (used in) financing activities	9,543	(4,358)	(52,353)

Effects of exchange rates on cash	31	(83)	19

Net increase (decrease) in cash and cash equivalents	(1,351)	4,230	(5,183)
Cash and cash equivalents, beginning of period	13,070	8,840	14,023

Cash and cash equivalents, end of period	$11,719	$13,070	$8,840

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For Each of the Three Years in the Period Ended

December 31, 2006

(in thousands)

	Common Stock Class A				Accumulated Comprehensive Income (Loss)
	Shares	Amount	Other Additional Capital	Accumulated Deficit	Cumulative Translation Adjustment	Employee Benefit Related	Total Stockholders' Deficit
Balances, December 31, 2003	3,728	$37	$454,394	$(510,042)	$726	$(92,899)	$(147,784)
Net income	—	—	—	46,362	—	—	46,362
Translation adjustments	—	—	—	—	18	—	18
Exercise of stock options	50	—	57	—	—	—	57
Stock based compensation charge for non-employees	—	—	60	—	—	—	60
Minimum pension liability adjustment	—	—	—	—	—	1,844	1,844
Foreclosure of shareholders notes	(86)	—	14	—	—	—	14

Balances, December 31, 2004	3,692	37	454,525	(463,680)	744	(91,055)	(99,429)
Net income	—	—	—	6,727	—	—	6,727
Translation adjustments	—	—	—	—	(148)	—	(148)
Exercise of stock options	98	1	209	—	—	—	210
Notional AMT on stock options	—	—	55	—	—	—	55
Minimum pension liability adjustment	—	—	—	—	—	(21,761)	(21,761)

Balances, December 31, 2005	3,790	38	454,789	(456,953)	596	(112,816)	(114,346)
Cumulative effect of adjustments from the adoption of SAB No. 108	—	—	—	1,150	—	—	1,150
Net loss	—	—	—	(3,948)	—	—	(3,948)
Translation adjustments	—	—	—	—	4	—	4
Exercise of stock options	50	—	85	—	—	—	85
Stock based compensation expense	—	—	363	—	—	—	363
Foreclosure of shareholders note	(20)	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	12,289	12,289

Balances, December 31, 2006	3,820	$38	$455,237	$(459,751)	$600	$(100,527)	$(104,403)

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 62-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds patents and patent applications covering digital image-processing, data compression and recording technologies. The Company leverages its investment in technology through its corporate licensing division, which licenses its patents to manufacturers of consumer electronics products. Through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), the Company incorporates this technology in the design and manufacture of very high performance data storage products, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB No. 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB No. 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company was required to adopt SAB No. 108 in its current fiscal year. The Company’s predecessor was acquired in 1987 in a transaction accounted for under the purchase method of accounting. At the date of acquisition, the Company had recorded various liabilities for tax assessments or other potential contingencies related to income and other taxes of various foreign subsidiaries. During ensuing years, the Company substantially restructured its operations, exited many lines of business and dissolved operations in many foreign jurisdictions. The Company’s accounting policy in prior years had been to reverse tax reserves when it was determined that the tax assessment had been favorably resolved, the statute of limitations had lapsed or when the tax courts confirmed that the liability was no longer being contested. At December 31, 2005, the remaining liability for unresolved tax assessments related to income and other taxes of foreign subsidiaries, all of which had been inactive for several years, totaled $1.2 million. In advance of implementing Financial Accounting Standards Board (“FASB”) Interpretation No 48, “Accounting for Uncertainty in Income Taxes,” the Company received advice from its foreign legal or other advisors that there was a remote likelihood that the tax authorities would pursue these tax matters against dormant companies that had no substantial assets or that the parent company could not be held liable for any of these tax assessments. Accordingly, the Company applied SAB No. 108 as of January 1, 2006 and recorded a cumulative effect adjustment in the amount of $1.2 million to reverse these liabilities with a corresponding decrease to accumulated deficit to correct the misstatement that has resulted from failing to adjust tax reserves in the period when the liability was no longer deemed probable of assertion.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates. Management’s more significant judgments and estimates used in the preparation of its consolidated financial statements include revenue recognition, accounts receivable, inventories, deferred taxes, warranty reserves, pension liabilities, valuation of long-lived assets and investments, contingencies and environmental liabilities.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday nearest December 31. Fiscal 2004 was a 53-week year. Fiscal 2006 and 2005 were 52-week years.

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

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at December 31, 2006 and December 31, 2005 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

In 2004, the Company determined that the decline in the fair value of the investment was other-than-temporary. As a result, the Company recognized a charge to earnings of $150,000 to write down the basis of its investment to $225,000. This charge was included in “Other income and expense, net.”

Prior to concluding its affairs in 2004, the Company’s investment in an investment limited partnership was accounted for under the equity method. During the year ended December 31, 2004, the partnership sold or distributed to its partners all of the shares of common stock that it had purchased in a publicly held British promotional products company. No further investment activities are envisioned by this partnership. The

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company received total distributions of $3.3 million on its $1.0 million investment. The Company’s share of the equity in income of the partnership for the year ended December 31, 2004 is included in “Equity in income of limited partnership, including sale of investment.”

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue in accordance with applicable accounting standards including SAB No. 104, “Revenue Recognition” and the AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery and, where applicable, acceptance has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collection is reasonably assured. The Company derives its revenue from two principal sources: license fees (including royalties) through its Licensing segment, and product and parts sales and service contracts through its Recorders segment.

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

Revenue on product sales and services is recorded when all of the following have occurred: an agreement of sale exists, product delivery (principally FOB Ampex Factory) and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Prepaid service revenue is recognized ratably over the life of the service contract.

Long-Term Contracts

During 2006 and 2005, the Company did not have any contracts that were subject to accounting as long-term contracts. Prior to 2005, the Company had one long-term contract that qualified for percentage-of-completion accounting, which was completed in 2004. Revenues and estimated profits on this long-term contract

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were recognized over an extended period of time on the percentage-of-completion method based on the total direct costs expected to be incurred on the contract. The Company’s estimates to complete were reviewed periodically, with adjustments recorded in the period in which revisions were required. The Company did not incur any loss on this long-term contract.

Pension and Other Post-Retirement Benefits/Obligation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans) at December 31, 2006. The Company’s net pension obligation (liability) reflected in the Consolidated Balance Sheets under SFAS No. 87 was equal to the unfunded projected benefit obligation determined under SFAS No. 158; accordingly, the implementation of SFAS No. 158 had no impact on the Company’s Consolidated Balance Sheets or Statement of Operations and Comprehensive Income (Loss). The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 158, the underfunded status of the defined benefit plans is recorded as a net liability with a corresponding adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Amounts recognized in AOCI represent unrecognized gains and losses that are expected to be amortized to pension cost over future periods.

While the Company believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in the Company’s assumptions that may be required under new legislation or otherwise may materially affect its pension and other postretirement obligations and its future expense as well as amounts that may ultimately be required to be paid to fund the Company’s and Media pension plans.

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $4.2 million, $4.2 million and $3.7 million in 2006, 2005 and 2004, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.2 million, $33 thousand and $0.2 million in 2006, 2005 and 2004, respectively.

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

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 17.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, undistributed income applicable to common stockholders and other comprehensive income (loss), net of tax. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of total shareholders’ deficit but are excluded from net income (loss). Accumulated other comprehensive income (loss), as presented on the accompanying Consolidated Balance Sheets, consists of foreign currency translation adjustments and accumulated unrecognized gains and losses under the Company’s defined benefit plans.

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. See Note 18.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense of $363 thousand, included in selling and administrative expenses, during 2006 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has not recognized excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows due to its net operating loss position.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2006. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of December 31, 2006, $96 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next four quarters.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income after taxes and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income (loss):
As reported	$6,727	$46,362
Add stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(345)	(138)

Pro forma	$6,382	$46,224

Basic income (loss) per share:
Income (loss) per share, as reported	$1.80	$12.63
Income (loss) per share, pro forma	$1.71	$12.59

Diluted income (loss) per share:
Income (loss) per share, as reported	$1.75	$12.17
Income (loss) per share, pro forma	$1.66	$12.13

These pro forma disclosures are not necessarily representative of the effects on reported income (loss) per share for future years.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at December 31, 2006 and December 31, 2005 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 10.

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company on a prospective basis in the first quarter ended March 31, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company expects that the adoption of FIN 48 will not have a material effect on its financial statements.

Note 3—Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During 2006 and 2005, the Company paid $0.2 million and $0.1 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.2 million at December 31, 2006. The Company expects to be assessed in 2007 its pro rata share of the remediation costs totaling $0.9 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value.

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

In 2001, the Company closed its Internet video operations. During 2006, 2005 and 2004, the Company paid $0.5 million, $0.8 million and $0.8 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.4 million at December 31, 2006. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued. The evaluation of the amount of net liabilities for discontinued operations resulted in additional restructuring charges of $0.2 million in 2006 and recognizing a gain on these discontinued operations of $0.9 million in 2005.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations is as follows:

	2006	2005	2004
	(in thousands)
Balance at January 1	$3,092	$4,545	$3,147
Additional provision	195	—	2,148
Increase in expected future sublet income	—	(934)	—
Net payments made during the period	(633)	(519)	(750)

Balance at December 31	$2,654	$3,092	$4,545

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) from continuing operations	$(3,753)	$5,812	$48,510

Net income (loss)	$(3,948)	$6,727	$46,362

Denominator
Weighted average number of basic common shares outstanding	3,816,779	3,734,916	3,671,803
Effect of dilutive stock options and restricted stock	—	115,930	137,711

Weighted average number of diluted common shares outstanding	3,816,779	3,850,846	3,809,514

Basic income (loss) per share from continuing operations	$(0.98)	$1.56	$13.21

Basic income (loss) per share	$(1.03)	$1.80	$12.63

Diluted income (loss) per share from continuing operations	$(0.98)	$1.51	$12.73

Diluted income (loss) per share	$(1.03)	$1.75	$12.17

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

	Year Ended December 31,
	2006	2005	2004
Stock options outstanding	106,366	154,066	224,026
Range of exercise prices	$1.15 - 38.25	$1.15 – 38.25	$1.15 – 21.25
Stock options outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	115,930	137,111
Restricted shares outstanding	3,000	—	—
Restricted shares outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	—	—

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Interest paid	$2,066	$2,852	$3,303
Income taxes paid	180	1,904	1,372

Income taxes paid in the year ended December 31, 2004 included $0.8 million representing payment to the California Franchise Tax Board to settle income tax and interest assessed for the period 1983 to 1985.

Non-Cash Investing and Timing Activities:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
SAB No. 108 adjustment	$1,150	$—	$—
Issuance of Notes in lieu of cash payment of interest	692	—	8,533

Note 6—Inventories

	December 31,
	2006	2005
	(in thousands)
Raw materials	$5,722	$5,489
Work in process	3,496	3,186
Finished goods	3,317	3,354

	12,535	12,029
Less inventory reserve	(6,169)	(6,167)

Total	$6,366	$5,862

Inventory write-downs for obsolete and slow-moving items totaled $0.2 million, $0.5 million and $1.2 million in 2006, 2005 and 2004, respectively.

Note 7—Royalties Receivable

Royalties receivable represents royalties reported by licensees covering their product sales made prior to the end of the period and remitted to the Company after the end of the reporting period.

Note 8—Property, Plant and Equipment

	December 31,	December 31,
	2006	2005
	(in thousands)
Leasehold improvements	$4,521	$4,447
Furniture, fixtures and equipment	6,026	6,226

	10,547	10,673
Less accumulated depreciation and amortization	(9,624)	(9,458)

Total	$923	$1,215

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization charged to continuing operations was $0.4 million, $0.5 million and $0.8 million in 2006, 2005 and 2004, respectively.

Note 9—Other Accrued Liabilities

	December 31,
	2006	2005
	(in thousands)
Compensation and employee benefits	$2,957	$2,396
Deferred revenue	4,442	4,059
Customer deposits	88	6
Taxes	188	134
Warranty and other product costs	75	427
Interest payable	193	107
Other	682	806

Total	$8,625	$7,935

A reconciliation of the changes in the warranty and other product costs liability account is as follows:

	2006	2005	2004
	(in thousands)
Balance at January 1	$427	$471	$641
Accruals (adjustments)	(291)	31	(6)
Settlements made during the period in cash or in kind	(61)	(75)	(164)

Balance at December 31	$75	$427	$471

The adjustment in the warranty and other product cost liability account during 2006 pertains, in part, to the reversal of reserves established in prior years to modify our products, which the customer has indicated it no longer require, totaling $0.2 million. In addition, the Company’s warranty costs associated with its disk- and solid state-based recorders has been lower than originally forecasted and resulted in the reversal of $0.1 million of its warranty reserve in 2006.

Note 10—Debt

	December 31,
	2006	2005
	(in thousands)
Notes Payable
Note payable—other	$15	$113
Hillside notes payable	1,689	—

Total	$1,704	$113

Long-term Debt
Hillside notes payable	$27,658	$19,879
12% Senior notes	6,569	5,846

Total	$34,227	$25,725

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated, the Company’s former parent. The outstanding balance at December 31, 2006 is expected to be paid or converted into shares of Common Stock.

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

During the period 2001 through 2006, Hillside made pension contributions totaling $30.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $9.4 million was paid in 2006 and $5.9 million was paid in 2005. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of the pension contributions and amounts advanced in prior years. The Company has requested Hillside to fund contributions due in 2007 which are estimated to total $22.7 million and may do likewise in future years based on the Company’s liquidity.

If Hillside is required to make all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.11% at December 31, 2006). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for notes issued to Hillside. The Hillside Notes contain certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	For the Year Ended December 31,
	2006	2005
	(in thousands)
Senior Notes
Accrued interest, beginning of the period	$252	$702
Interest expense	723	1,181
Cash payments applied to interest	—	(1,631)
Issuance of Notes in lieu of cash payment of interest	(692)	—

Accrued interest, end of period	$283	$252

Cash payments applied to principal	$—	$(10,000)

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and its restricted subsidiaries. The Company is in compliance at December 31, 2006 with the indenture covenants. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and to apply amounts collected to repayment of the Notes.

Maturities of Debt

The following table summarizes the scheduled maturities of the Company’s debt as of December 31, 2006:

Year	(in thousands)
2007	$1,704
2008	9,159
2009	1,050
2010	9,850
2011	5,750
2012	8,418

Total	$35,931

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Other Liabilities

	December 31,
	2006	2005
	(in thousands)
Reserve for tax liabilities	$—	$1,150
Other postemployment benefits	170	185
Environmental	90	90
Other, principally due NHI, the former parent	582	504

Total	$842	$1,929

As described more fully in Note 1, the Company adopted SAB No. 108 in 2006 and, effective as of January 1, 2006, recorded a cumulative effect adjustment to reverse the remaining liability of $1.2 million for unresolved tax assessments related to income and other taxes of foreign subsidiaries. See Note 1.

Note 12—Commitments and Contingencies

Leases

The Company leases certain manufacturing and office facilities and equipment under operating lease agreements expiring in various dates through July 2009. At December 31, 2006 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

Year	(in thousands)
2007	$3,288
2008	1,923
2009	116

Total	$5,327

The future annual operating obligations include operating lease obligations on facilities used in continuing operations and discontinued operations. The amounts above exclude sublease rental income of $0.5 million due in the future under noncancellable subleases. Total rent expense for all operating leases for continuing operations was $2.4 million, $2.6 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income received on abandoned leases related to discontinued operations totaled $0.3 million, $0.4 million and $79 thousand in 2006, 2005 and 2004, respectively.

Legal Proceedings and Foreign Tax Assessments

In October 2004, the Company initiated litigation against Eastman Kodak Company (“Kodak”) for their infringement of one of its patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in U.S. District Court in Delaware (“District Court”). The ITC case was subsequently withdrawn to enable the District Court case to proceed.

On November 21, 2006, the District Court granted final judgment in favor of Kodak. The Company has appealed this decision to the Court of Appeals for the Federal Circuit. Since the “121” patent expired on April 11, 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stayed pending resolution of the appeal. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant.

Also, the Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits, assessments or unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Environmental Matters

Ampex’s facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, the Company may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of its former Media subsidiary. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that the Company is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2007 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has four environmental investigations, remediation and/or monitoring activities outstanding at December 31, 2006. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group that is operating the Company, and is performing mandated clean up activities at the manufacturing facility.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At December 31, 2006, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.2 million, of which $0.9 million is classified as a current liability as it is expected to be paid in 2007, for the estimated expenses it projects it will incur with respect to the three Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company expects to fund expenditures for these matters from operating cash flow. The

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantees, net of the anticipated sublease income expected to be realized. If no sublease income was realized, the Company’s additional unreserved exposure would be $0.5 million.

Products sold are generally covered by a warranty for periods ranging from 90 days to one year. The Company accrues a warranty reserve at the time of sale for estimated costs to provide warranty services over the warranty period. The estimate of costs to service the Company’s warranty obligations is based on historical experience and expectation of future conditions. To the extent that the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross profit.

Plan Sponsor of Pension and Other Retirement Plans

The Company is the Plan Sponsor of various domestic and foreign non-contributory defined benefit pension plans. In addition, the Company provides supplemental retirement payments to certain former employees of the Company, which were earned under prior corporate ownership. See Note 15.

Note 13—Related Party Transactions

Equity Investment:

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and has incurred business development costs of $0.3 million, $1.0 million and $0.6 million in 2006, 2005 and 2004, respectively. These costs consisted primarily of consulting fees and office rent paid to a British investment advisory company hired to perform research on potential investment opportunities located in the United Kingdom. Effective April 1, 2006, the Company discontinued such payments.

In 2005, Elementis Group plc (“Elementis”), a UK specialty chemicals company, was identified as a turnaround investment opportunity and a limited liability company (the “LLC”) was formed to invest in Elementis. Ampex elected not to invest in the LLC. The sole managing member of the LLC is a corporation in

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which Edward J. Bramson, the Company’s former Chairman and CEO through February 2007, and Craig L. McKibben, the Company’s CFO, are officers and majority stockholders. Mr. Bramson is also a director of the managing member. The managing member assigned to Ampex all of the incentive fees payable to it by the LLC, based upon gains realized by the LLC upon the sale of its investment in Elementis. Ampex was also entitled to receive reimbursement of its business development expenses. In 2005, as an incentive for Mr. Bramson to maximize the managing member’s, and therefore the LLC’s, investment performance and the amount of incentive fees payable to Ampex, the Company agreed to permit the managing member to retain one-third of the incentive fees payable by the LLC.

In 2006, the Company realized a reimbursement from the LLC of $1.5 million of business development expenses incurred during the investment holding period, September 2004 to March 2006, and an incentive fee of $3.2 million resulting from the sale of the LLC’s investment in Elementis. The amount of incentive fees retained by the managing member was $1.6 million.

Mr. Bramson was appointed the non-executive Chairman of the Board of Directors of Elementis on June 6, 2005 and its interim CEO on August 9, 2005. In September 2006, Mr. Bramson became a non-executive Director after the election of a new Chairman for Elementis. Mr. Bramson has assigned his Elementis director fees to the Company and has foregone any compensation from Elementis.

In 2003, 4imprint Group plc (“4imprint”), a UK promotional products company, was identified as a turnaround investment opportunity and a limited partnership was organized that purchased approximately 28% of 4imprint. The General Partner of the investment partnership was controlled by Mr. Bramson. Ampex made an investment in the limited partnership, which was accounted for under the equity method of accounting. In addition, Ampex was entitled to receive a percentage of incentive fees earned by the general partner of the investment limited partnership. In 2004, the partnership sold its investment in 4imprint and the Company recognized its pro rata share of the gain on that sale. The Company received total distributions of $3.3 million on its $1 million investment, which includes incentive fees received of $0.6 million from the general partner.

The following table provides summarized financial information on a 100% basis for the limited partnership for the year ended December 31, 2004 (in thousands):

Earnings Data:

Income from operations	$71
Equity in net income of products company	213
Gain on sale of stock of products company	8,597

Net gain	$8,881

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of the shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In prior years, these companies advised Ampex that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14—Common Stock, Stock Options and Warrants

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

The Company’s 1992 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), for directors, executive officers and other key employees provides for the granting of “nonqualified stock options” and “incentive stock options” to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date.

On June 11, 2005, at the Company’s Annual Meeting of Stockholders, stockholders authorized the issuance of an additional 300,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 311,292 shares were available for grant as of December 31, 2006.

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, there were 106,366 options outstanding under the Stock Incentive Plan, including 93,866 vested options. The exercise prices range from $1.15 to $38.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is eighteen months, three years or ten years. In 2006, 15,500 stock options vested during the period. In 2005, 160,250 stock options vested during the period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2003	270,693	41,921	$2.40-72.50	$1,035,815	$24.71
Granted	(260,500)	260,500	1.15-2.40	359,575	1.38
Canceled	28,395	(28,395)	2.40-72.50	(779,082)	27.44
Exercised	—	(50,000)	1.15	(57,500)	1.15

Balances, December 31, 2004	38,588	224,026	1.15-21.25	558,808	2.49
Authorized	300,000	—	—	—	—
Granted	(28,000)	28,000	38.25	1,071,000	38.25
Canceled	704	(704)	8.00	(5,632)	8.00
Exercised	—	(97,256)	1.15-21.25	(210,182)	2.16

Balances, December 31, 2005	311,292	154,066	1.15-38.25	1,413,994	9.18
Exercised	—	(47,700)	1.15-2.40	(85,380)	1.79

Balances, December 31, 2006	311,292	106,366	$1.15-38.25	$1,328,614	$12.49

For the years ended December 31, 2005 and 2004, the weighted average fair value of options granted was $26.14 and $0.83 per share, respectively. There were no stock options granted in 2006.

The options outstanding and currently exercisable by exercise price at December 31, 2006 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.15	70,033	0.27	$1.15	70,033	$1.15
$21.25	8,333	1.85	21.25	8,333	21.25
$38.25	28,000	1.36	38.25	15,500	38.25

	106,366	0.68	$12.49	93,866	$9.06

The fair values of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2006	2005	2004
Expected life (years)	—	1.9	1.0
Risk-free interest rate	—	3.60%	1.29%
Expected volatility	—	146%	235%
Expected dividend yield	—	—	—

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $1.4 million and $1.4 million, respectively. Aggregate intrinsic value represents the difference between the

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s closing stock price on the last trading day of the fiscal period, which was $20.84 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $0.8 million, $3.1 million and $49 thousand for 2006, 2005 and 2004, respectively.

During 2006, the Company issued 1,000 shares of unvested restricted Class A Common Shares to each of its three independent directors, which had a total grant date fair value of $34 thousand. The shares vest on the date of the 2007 Annual Meeting of Stockholders. No restricted stock vested in 2006 and all 3,000 shares issued remained unvested as of December 31, 2006. In 2006, total compensation cost recognized related to unvested restricted stock was $19 thousand. There was no restricted stock issued prior to 2006.

Note 15—Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	December 31,
	2006	2005
Current Obligations	(in thousands)
Foreign subsidiary plan	$169	$151
Supplemental retirement plan	719	713

Total current pension and other retirement plans	$888	$864

	December 31,
	2006	2005
Long-term Obligations	(in thousands)
Ampex pension plan	$54,164	$61,266
Media pension plan	14,737	25,415
Foreign subsidiary plan	2,771	2,632
Supplemental retirement plan	6,363	6,635

Total long-term pension and other retirement plans	$78,035	$95,948

Pension contributions for the Ampex and Media pension plans due in 2007, which are estimated to total $22.7 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations. Payment of the 2007 pension contributions will be funded pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make pension contributions due in future years based on the Company’s liquidity. See Note 10.

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

The 1995 sale agreement for Media required the buyer, Quantegy Corporation, to pay directly or to reimburse Ampex for required contributions to the Media pension plan. This agreement was intended to make Ampex whole from any expense or cash outlay as it pertained to the Media pension plan. However, the Company

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remained the Plan Sponsor of the Media pension plan and remained obligated to make pension contributions to that plan. During 2004, Media paid directly or reimbursed Ampex for pension contributions made on Media’s behalf of $0.8 million. During 2006 and 2005, Media did not pay directly or reimburse Ampex for pension contributions made on Media’s behalf. Reimbursement payments reduce actuarially determined “Media pension costs” and are reflected in the Statement of Operations and Comprehensive Income (Loss) when such payments are assured of collection.

On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, the Company does not expect to receive any additional payments or to be reimbursed for future pension contributions that Ampex will be required to make under the Media pension plan as its Plan Sponsor.

The Ampex Plan and Media Plan are underfunded. At December 31, 2006, the Company has recognized a long-term liability for the excess of the projected plan benefits obligation over plan assets and an amount included in “accumulated other comprehensive loss” in stockholders’ deficit for cumulative unrecognized gains and losses under the plans. The unfunded projected benefit obligation for all plans totaled $68.9 million at December 31, 2006 and the aggregate fair value of the plan assets for all plans totaled $184.1 million at December 31, 2006.

Actuarially determined pension expense for the Ampex and Media pension plan in 2006, 2005 and 2004 consisted of the following:

	December 31,
	2006	2005	2004
	(in thousands)
Ampex Pension Plan
Interest on projected benefit obligation	$10,895	$11,024	$11,352
Expected return on assets	(11,030)	(11,255)	(11,453)
Recognized actuarial loss	3,323	2,641	1,991

Net periodic pension cost	$3,188	$2,410	$1,890

The net periodic pension costs for the Ampex pension plan are included in the “Selling and administrative” expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

	December 31,
	2006	2005	2004
	(in thousands)
Media Pension Plan
Interest on projected benefit obligation	$3,608	$3,598	$3,454
Expected return on assets	(3,457)	(3,330)	(2,974)
Recognized actuarial loss	590	506	1,695
Curtailment loss	—	—	2,541

Net periodic pension cost	741	774	4,716
Reimbursements received from (payments due) Quantegy	40	—	(780)

Net periodic pension cost (net of reimbursements)	$781	$774	$3,936

In the fourth quarter of 2004, the net periodic pension cost for the Media pension plan includes a curtailment loss of $2.5 million due to the termination of employees’ services earlier than actuarially expected, resulting from Media’s bankruptcy filing.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the domestic plans:

	December 31,
	2006	2005
	(in thousands)
Ampex Pension Plan
Change in benefit obligation:
Benefit obligation at the beginning of the year	$199,769	$190,151
Interest cost	10,895	11,024
Actuarial loss	(5,751)	13,114
Benefits paid	(14,759)	(14,520)

Benefit obligation at the end of the year	$190,154	$199,769

Change in plan assets:
Fair value of plan assets at the beginning of the year	$138,503	$138,052
Actual return on plan assets	10,605	6,248
Company contributions	1,641	8,723
Benefits paid	(14,759)	(14,520)

Fair value of plan assets at the end of the year	$135,990	$138,503

Accrued benefit liability	$(54,164)	$(61,266)
Accumulated other comprehensive income	81,627	90,276

Net amount recognized	$27,463	$29,010

	December 31,
	2006	2005
	(in thousands)
Media Pension Plan
Change in benefit obligation:
Benefit obligation at the beginning of the year	$66,225	$61,462
Interest cost	3,608	3,598
Actuarial loss	(3,014)	4,809
Benefits paid	(3,939)	(3,644)

Benefit obligation at the end of the year	$62,880	$66,225

Change in plan assets:
Fair value of plan assets at the beginning of the year	$40,810	$41,691
Actual return on plan assets	3,445	1,802
Company contributions	7,827	961
Benefits paid	(3,939)	(3,644)

Fair value of plan assets at the end of the year	$48,143	$40,810

Accrued benefit liability	$(14,737)	$(25,415)
Accumulated other comprehensive income	20,909	24,501

Net amount recognized	$6,172	$(914)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial assumptions used to determine benefit obligations during the year follows:

	December 31,
	2006	2005
Assumed discount rate	6.00%	5.65%
Rate of compensation increase	N/A	N/A

At December 31, 2006, the Company changed the assumed discount rate from 5.65% to 6.00% to reflect changes in interest rates. As a result, the accrued benefit obligation (“ABO”) decreased by $6.2 million under the Ampex plan and $2.6 million under the Media plan. The discount rate represents a weighted average interest rate inherent in a theoretical portfolio of currently available, high quality, fixed income investments that are scheduled to mature over future periods corresponding to when benefits to plan participants are projected to be paid and is computed by our actuaries. Effective December 31, 2005, the Company updated its mortality assumption to the RP 2000 mortality table from the 1983 group annuity mortality table. The mortality assumption reflects the most recent actuarial computations of male and female life expectancies. Actuarial losses are amortized into periodic pension cost over the life expectancy of the retirees of each plan and are expected to be reduced by $0.3 million to the annual pension cost under the Ampex plan and $0.1 million to the annual pension cost under the Media plan in future periods.

Actuarial assumptions used to determine the net periodic pension cost during the year follows:

	December 31,
	2006	2005
Assumed discount rate	6.00%	5.65%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	8.0%	8.0%

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average percentage of fair value for each major category of total plan assets at fair value as of the measurement dates at December 31, 2006 and December 31, 2005 is as follows:

	December 31,
	2006	2005
Equity securities	60%	51%
Debt securities	26%	35%
Cash and short-term investments	14%	14%

The market value of the Company’s equity securities held by the trust was $3.6 million and $3.5 million at December 31, 2006 and December 31, 2005, respectively.

The Company has assumed a long-term rate of return on the Trust’s assets of 8% per annum for 2006 and 2005, which is slightly less than the historical average rate of return realized over the past 15 years. Realized returns in 2005 were less than the target rate while in 2006 and 2004 realized returns exceeded the target rate. However, the Company believes that a target rate of return of 8% is achievable when forecasting performance of a diversified portfolio of equity and debt securities over a long-term investment horizon. Future results may differ from this assumption and if significant differences affect historical returns over several years, the Company would adjust the rate of return assumption to reflect such changes.

The following table reflects the total expected future benefit payments by the Company and Media to plan participants and have been estimated based on the same assumptions used to measure the benefit obligation at the end of the year:

	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2007	$14,852	$3,904
2008	14,907	3,883
2009	14,944	3,899
2010	15,131	3,865
2011	15,127	3,873
2012-2016	75,358	20,289

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2012. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance. The Company has requested Hillside to fund contributions due in 2007 pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity. See Note 10.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2007	$18,548	$4,153
2008	6,934	2,071
2009	7,151	2,135
2010	6,406	1,817
2011	6,279	1,765
2012	6,290	1,771

Total	$51,608	$13,712

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

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The components of the foreign pension expense were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Interest cost	$116	$135	$130
Recognized actuarial loss	15	—	—

Net periodic pension cost	$131	$135	$130

The following provides a reconciliation of benefit obligations of the foreign plan:

	December 31,
	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,783	$2,744
Interest cost	116	135
Actuarial gain	(123)	430
Currency (gain)/loss	320	(380)
Benefits paid	(156)	(146)

Benefit obligation at the end of the year	$2,940	$2,783

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial assumptions used to determine the net periodic benefit cost and benefit obligations follows:

	December 31,
	2006	2005
Assumed discount rate	4.45%	4.00%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	N/A	N/A

The expected future benefit payments of the foreign plan are as follows:

Year	(in thousands)
2007	$169
2008	174
2009	183
2010	189
2011	194
2012 - 2016	1,027

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

In accordance with SFAS No. 158, the Company has recorded a cumulative minimum pension liability for the underfunded plans of $100.5 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2006. Stockholders’ deficit was credited $12.3 million in 2006, charged $21.8 million in 2005 and credited $1.8 million in 2004.

The Company remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the same discount rate and mortality assumption used in the defined benefit plans. Amounts included in “Other accrued liabilities” and “Other liabilities” were $0.7 million and $6.4 million at December 31, 2006 and $0.7 million and $6.6 million at December 31, 2005, respectively.

The expected future benefit payments of the supplemental plans are as follows:

Year	(in thousands)
2007	$719
2008	760
2009	786
2010	806
2011	819
2012 - 2015	3,192

The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.2 million for each of the years ended December 31, 2006, 2005 and 2004.

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Restructuring Charges (Credits)

Restructuring charges (credits) for the years ended December 31, 2006, 2005 and 2004 consist of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Provisions for (recovery of) lease obligations	$—	$—	$(1,410)

A reconciliation of the changes in the restructuring liability accounts is as follows:

	2006	2005
	(in thousands)
Balance at January 1	$1,640	$2,267
Payments made during the period	(610)	(627)

Balance at December 31	$1,030	$1,640

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations in order to lower continuing operating expenses, and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During 2006, 2005 and 2004, the Company paid and charged the restructuring accrual $0.6 million, $0.6 million and $1.1 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $4.9 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $1.0 million at December 31, 2006. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

Note 17—Income Taxes

Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Domestic	$(3,690)	$6,957	$49,814
Foreign	(13)	(396)	(206)

	$(3,703)	$6,561	$49,608

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal current provision	$—	$627	$12,724
Benefit of utilization of NOL	—	(627)	(12,724)
Federal alternative minimum tax	—	36	800
State	30	145	50
Foreign	—	—	(62)
Foreign withholding taxes on royalty income	20	568	310

	50	749	1,098

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$50	$749	$1,098

In 2005, the federal current provision and benefit of utilization of net operating loss (“NOL”) carryforwards have been computed before windfall tax deductions from employee stock option exercises. Accordingly, an offset to the federal alternative minimum tax provision has been recognized in “Other additional capital.” The Company’s effective tax rate is lower than the statutory rate due to the utilization of NOLs and permanent differences. The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2006, 2005, and 2004) to income (loss) before income taxes and the actual provision for income taxes was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Federal income tax provision at statutory rate	$(1,296)	$2,296	$17,363
Federal alternative minimum tax	—	36	800
State income tax	30	145	50
Change in valuation allowance	1,156	(1,761)	(4,464)
Utilize US consolidated losses	—	(627)	(12,724)
Foreign withholding taxes	20	568	310
Other, net	140	92	237

	$50	$749	$1,098

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the major components of the deferred income tax assets (liabilities) as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in thousands)
Pension plans	$20,802	$28,885
Inventory basis differences	2,251	2,240
Restructuring reserves and other liabilities not yet deductible for tax purposes	4,439	5,055
Loss carryforwards (principally NOLs)	75,109	69,300
Property, plant and equipment
Basis differences	535	529
Credit from prior year’s minimum tax	2,046	2,046
Other	1,927	1,802
Less valuation allowance	(107,109)	(109,857)

Net deferred tax assets	$—	$—

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company must assess the likelihood that it will be able to recover the net deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets and NOLs that the Company estimates will more likely than not ultimately not be recoverable. Since the Company has reported losses in recent years, it cannot determine that it is probable that it will recover the deferred tax assets. Accordingly, the Company has established a valuation allowance equal to such deferred tax assets. There was a decrease in the valuation allowance of $2.7 million during 2006.

The Company recognized the benefit of utilizing NOLs to offset federal income taxes of $0.6 million in 2005. At December 31, 2006, the Company had NOLs for federal income tax purposes of approximately $189.6 million expiring in the years 2007 through 2024. Of this amount, $3.8 million pertains to windfall tax deductions from employee stock options, which when realized, will be credited to “Other additional capital.” Accordingly, the Company has the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. In addition, the Company has federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized against capital gains, if any, generated in future periods. The provision for income taxes also includes foreign withholding taxes on royalty revenue generated in certain Far East locations.

Note 18—Segment Reporting

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

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes and equity in loss (income) of limited partnership, including sale of investment, excluding restructuring charges (credits), corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

There were no intersegment sales or transfers.

	Year Ended December 31, 2006
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$25,118	$10,803	$—	$35,921
Interest income	303	—	25	328
Interest expense	1	—	2,952	2,953
Depreciation and amortization	166	—	266	432
Segment income (loss)	3,697	166	(7,566)	(3,703)
Segment assets	24,398	—	2,519	26,917
Expenditures for segment assets	67	—	74	141

	Year Ended December 31, 2005
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$24,240	$28,914	$—	$53,154
Interest income	214	—	50	264
Interest expense	—	—	2,481	2,481
Depreciation and amortization	217	—	453	670
Segment income (loss)	2,502	17,310	(13,251)	6,561
Segment assets	21,647	—	5,055	26,702
Expenditures for segment assets	103	—	11	114

	Year Ended December 31, 2004
	(in thousands)
	Recorders	Licensing	Eliminations and Corporate	Totals
Revenues from external customers	$28,582	$72,869	$—	$101,451
Interest income	103	—	58	161
Interest expense	1,691	—	8,041	9,732
Depreciation and amortization	403	—	371	774
Segment income (loss)	318	65,343	(19,612)	46,049
Segment assets	20,210	—	12,409	32,619
Expenditures for segment assets	129	—	45	174

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Segment income (loss) reported above	$(3,703)	$6,561	$46,049
Restructuring charges (credits)	—	—	1,410
Provision for income taxes	(50)	(749)	(1,098)
Equity in income of limited partnership, including sale of investment	—	—	2,149
Income (loss) from discontinued operations	(195)	915	(2,148)

Net income (loss)	$(3,948)	$6,727	$46,362

Note 19—Foreign Operations

The following table shows certain financial information relating to the Company’s operations in various geographical areas:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenue:
United States	$34,750	$51,500	$99,034
Europe, Africa and the Middle East (principally United Kingdom)	1,107	1,215	1,518
Other foreign (principally Japan)	3,551	3,882	3,126
Eliminations and corporate expenses	(3,487)	(3,443)	(2,227)

Total	$35,921	$53,154	$101,451

U.S. revenues include all licensing revenue and export sales. Revenues in locales other than the U.S. are generally attributed to countries based on the location of the customer.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income (loss) from continuing operations before income taxes and equity in income of limited partnership, including sale of investment:
United States	$(3,483)	$6,885	$47,481
Europe, Africa and the Middle East (principally United Kingdom)	(66)	(100)	(191)
Other foreign (principally Japan)	(154)	(224)	169

Total	$(3,703)	$6,561	$47,459

Income (loss) from discontinued operations:
United States	$(195)	$915	$(2,184)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2006	2005
	(in thousands)
Identifiable assets:
United States	$12,878	$11,784
Europe, Africa and the Middle East (principally United Kingdom)	302	219
Other foreign (principally Japan)	1,785	1,391
Eliminations and corporate assets	11,952	13,308

Total	$26,917	$26,702

Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company’s facilities and includes accounts receivable, inventories, other assets and property, plant and equipment. Export sales other than to Japan and United Kingdom totaled less than 10% of the Recorders segment revenue. Corporate assets consisted principally of cash, investments, interest receivable and deferred financing fees at December 31, 2006 and 2005.

Note 20—Major Customers

In 2006, the Company recognized revenue from Boeing Corporation, Sony Corporation and Lockheed Martin Corporation representing 14.9%, 10.2% and 10.0% of total revenue, respectively. In 2005, the Company recognized revenue from Matsushita Electric Industrial Ltd. representing 11.9% of total revenue. In 2004, the Company recognized revenue from Sony Corporation and Canon Inc. representing 39.4% and 19.2% of total revenue, respectively.

Note 21—Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005.

Fiscal 2006	(in thousands, except share and per share data)
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$8,109	$7,832	$8,626	$11,354
Operating income (loss)	(1,897)	(2,157)	23	374
Income (loss) from continuing operations	(1,860)	(2,969)	1,839	(763)
Income (loss) applicable to common stockholders	(1,860)	(3,164)	1,839	(763)
Basic income (loss) per share from continuing operations	$(0.49)	$(0.78)	$0.48	$(0.20)
Basic income (loss) per share applicable to common stockholders	$(0.49)	$(0.83)	$0.48	$(0.20)
Diluted income (loss) per share from continuing operations	$(0.49)	$(0.78)	$0.47	$(0.20)
Diluted income (loss) per share applicable to common stockholders	$(0.49)	$(0.83)	$0.47	$(0.20)

AMPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005	(in thousands, except share and per share data)
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$17,931	$15,821	$10,728	$8,674
Operating income (loss)	6,978	3,037	1,041	(1,856)
Income (loss) from continuing operations	5,924	2,499	(173)	(2,438)
Income (loss) applicable to common stockholders	5,924	2,499	(173)	(1,523)
Basic income (loss) per share from continuing operations	$1.60	$0.67	$(0.05)	$(0.64)
Basic income (loss) per share applicable to common stockholders	$1.60	$0.67	$(0.05)	$(0.40)
Diluted income (loss) per share from continuing operations	$1.52	$0.64	$(0.05)	$(0.64)
Diluted income (loss) per share applicable to common stockholders	$1.52	$0.64	$(0.05)	$(0.40)

Due to rounding, the sum of quarterly income (loss) per share amounts may not agree to year-to-date earnings per share amounts.

In the fourth quarter of 2006, the Company changed the assumed discount rate from 5.65% to 6.00% to reflect changes in interest rates. As a result, pension liabilities decreased by $6.2 million under the Ampex plan and $2.6 million under the Media plan and the minimum pension adjustment, a component of “Accumulated other comprehensive loss,” reflects an actuarially computed increase of $8.8 million.

AMPEX CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts	S-2

S-1

AMPEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions to cost and expenses	Charges to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts:
December 31, 2004	$137	$(56)	$—	$(7)	$74
December 31, 2005	$74	$7	$—	$(3)	$78
December 31, 2006	$78	$53	$—	$(6)	$125

(1)	Includes transfers and reclassifications to other accounts.
(2)	Includes write-offs and disposition of accounts receivable.

S-2

EXHIBIT INDEX

Exhibit Number	Description

10.7	Form of Employment Security Letter dated January 17, 2007, entered into between the Company and each of Messrs. Atchison, McKibben, Talcott and Venema, and Ms. Genberg.

10.8	Letter agreement dated April 18, 2006 between Edward J. Bramson and Craig L. McKibben regarding management incentive compensation.

10.9	Letter agreement dated June 16, 2006 between Edward J. Bramson and Joel D. Talcott regarding management incentive compensation.

10.27	Office Sharing Agreement dated as of November 30, 2006, by and between Sherborne Investors Management LP (“Sherborne”) and the Company, relating to the use and occupancy by Sherborne and its affiliates of a certain portion of the premises located at 135 East 57th Street, New York, New York.

10.29	Letter Agreement dated as of February 16, 2007, between the Company and D. Gordon Strickland, relating to his offer of employment.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page of this Report).

31.1	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.