Form 10-Q
period 2007-03-31
AMPEX CORP /DE/
filed 2007-05-10
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007, the aggregate number of outstanding shares of our Class A Common Stock, $0.01 par value, was 3,874,348. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended March 31, 2007

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,100	$11,719
Accounts receivable (net of allowances of $125 in 2007 and $125 in 2006)	5,685	5,235
Inventories	5,823	6,366
Royalties receivable	245	270
Cash collateral on letter of credit	1,522	1,522
Other current assets	847	510

Total current assets	25,222	25,622

Property, plant and equipment	812	923
Other assets	368	372

Total assets	$26,402	$26,917

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$2,365	$1,704
Accounts payable	1,693	3,315
Net liabilities of discontinued operations	1,149	1,249
Accrued restructuring costs	590	594
Pension and other retirement plans	889	888
Other accrued liabilities	6,654	8,625

Total current liabilities	13,340	16,375
Long-term debt	35,907	34,227
Pension and other retirement plans	75,717	78,035
Other liabilities	819	842
Accrued restructuring costs	291	436
Net liabilities of discontinued operations	1,315	1,405

Total liabilities	127,389	131,320

Commitments and contingencies (Note 15)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares
Issued and outstanding – none	—	—

Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares
Issued and outstanding – none	—	—

Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares
Issued and outstanding – none	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares
Issued and outstanding—none	—	—
Common stock, $0.01 par value:
Class A:
Authorized: 175,000,000 shares in 2007 and in 2006
Issued and outstanding—3,874,348 shares in 2007; 3,820,473 in 2006	39	38
Class C:
Authorized: 50,000,000 shares
Issued and outstanding—none	—	—
Other additional capital	455,370	455,237
Accumulated deficit	(457,278)	(459,751)
Accumulated other comprehensive loss	(99,118)	(99,927)

Total stockholders’ deficit	(100,987)	(104,403)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$26,402	$26,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Licensing revenue	$4,693	$2,590
Product revenue	5,882	3,422
Service revenue	1,822	2,097

Total revenue	12,397	8,109

Intellectual property costs	791	4,073
Cost of product revenue	2,910	1,822
Cost of service revenue	516	596
Research, development and engineering	1,140	1,092
Selling and administrative	3,685	2,423

Total costs and operating expenses	9,042	10,006

Operating income (loss)	3,355	(1,897)
Media pension costs	46	185
Interest expense	926	625
Amortization of debt financing costs	1	1
Interest income	(105)	(99)
Other (income) expense, net	8	(772)

Income (loss) before income taxes	2,479	(1,837)

Provision for income taxes	6	23

Net income (loss)	2,473	(1,860)

Other comprehensive income (loss), net of tax:
Minimum pension adjustment	782	982
Foreign currency translation adjustments	27	(2)

Comprehensive income (loss)	$3,282	$(880)

Basic income (loss) per share	$0.64	$(0.49)

Weighted average number of basic common shares outstanding	3,836,154	3,806,519

Diluted income (loss) per share	$0.64	$(0.49)

Weighted average number of diluted common shares outstanding	3,850,468	3,806,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$2,473	$(1,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	118	107
Accretion of interest expense	194	173
Stock based compensation expense	72	137
Ampex and foreign periodic pension cost	714	797
Media periodic pension cost	46	185
Incentive fees realized from limited liability company	—	(796)
Changes in operating assets and liabilities:
Accounts receivable	(427)	(989)
Inventories	543	(400)
Royalties receivable	25	(231)
Other assets	(332)	(2,417)
Accounts payable	(1,625)	1,211
Other accrued liabilities and income taxes payable	(1,971)	(1,059)
Ampex and Media pension contributions	(2,151)	(240)
Accrued restructuring costs	(149)	(154)
Other liabilities	(156)	(187)

Net cash used in continuing operations	(2,626)	(5,723)
Net cash used in discontinued operations	(190)	(70)

Net cash used in operating activities	(2,816)	(5,793)

Cash flows from investing activities:
Incentive fees realized from limited liability company	—	796
Deferred gain on sale of assets	(13)	(13)
Additions to property, plant and equipment	(5)	(6)

Net cash used in investing activities	(18)	777

Cash flows from financing activities:
Borrowings under debt agreements	2,151	240
Repayments under debt agreements	(4)	(7)
Proceeds from issuance of common stock	62	57

Net cash provided by financing activities	2,209	290

Effects of exchange rates on cash	6	2

Net decrease in cash and cash equivalents	(619)	(4,724)
Cash and cash equivalents, beginning of period	11,719	13,070

Cash and cash equivalents, end of period	$11,100	$8,346

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Interim information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2006 and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at March 31, 2007 and December 31, 2006 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Pension and Other Post-Retirement Benefits/Obligations

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans) at December 31, 2006. The Company’s net pension obligation (liability) reflected in the Consolidated Balance Sheets under SFAS No. 87 was equal to the unfunded projected benefit obligation determined under SFAS No. 158; accordingly, the implementation of SFAS No. 158 had no impact on the Company’s Consolidated Balance Sheets or Statements of Operations and Comprehensive Income (Loss). The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 158, the underfunded status of the defined benefit plans is recorded as a net liability with a corresponding adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Amounts recognized in AOCI represent unrecognized gains and losses that are expected to be amortized to pension cost over future periods.

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

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $1.1 million and $1.0 million in the three months ended March 31, 2007 and 2006, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $41 thousand and $0.1 million in the three months ended March 31, 2007 and 2006, respectively.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense of $72 thousand and $137 thousand, included in selling and administrative expenses, during the three months ended March 31, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has not recognized excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows due to its net operating loss position.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2007. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of March 31, 2007, $253 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next eight quarters.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at March 31, 2007 and December 31, 2006 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 13.

Note 3 - Stock Options and Awards

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

On June 11, 2005, at the Company’s Annual Meeting of Stockholders, stockholders authorized the issuance of an additional 300,000 shares of Common Stock under the Stock Incentive Plan. The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 286,292 shares were available for grant as of March 31, 2007.

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

On February 16, 2007, the Board of Directors elected D. Gordon Strickland as the Company’s Chief Executive Officer, President and a director and pursuant to an employment agreement granted to Mr. Strickland stock options under the Company’s Stock Incentive Plan to purchase 25,000 shares of Common Stock. The options are exercisable at $19.63 per share, which was the fair market value on the date of grant. The options are exercisable as to 12,500 of the underlying shares on each of February 16, 2008 and February 16, 2009 and will expire as to all such shares on February 16, 2010.

At March 31, 2007, there were 77,491 options outstanding under the Stock Incentive Plan, including 39,991 vested options. The exercise prices range from $1.15 to $38.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is eighteen months, three years or ten years. No stock options vested during the three months ended March 31, 2007 and 2006.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2005	311,292	154,066	$1.15-38.25	$1,413,994	$9.18
Exercised	—	(30,500)	1.15- 2.40	(57,575)	1.89

Balances, March 31, 2006	311,292	123,566	$1.15-38.25	$1,356,419	$10.98

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2006	311,292	106,366	$1.15-38.25	$1,328,614	$12.49
Granted	(25,000)	25,000	19.63	490,750	$19.63
Exercised	—	(53,875)	1.15	(61,957)	1.15

Balances, March 31, 2007	286,292	77,491	$1.15-38.25	$1,757,407	$22.68

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The options outstanding and currently exercisable by exercise price at March 31, 2007 are as follows:

Options Outstanding					Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.15 -$19.63	41,158	1.76	$12.375	16,158	$1.15
$19.64-21.25	8,333	1.60	21.25	8,333	21.25
$21.26-$38.25	28,000	1.11	38.25	15,500	—

	77,491	1.51	$22.68	39,991	$19.72

The fair values of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	For the three months ended March 31,
	2007	2006
Expected life (years)	2.0	—

Risk-free interest rate	4.83%	—

Expected volatility	83%	—

Expected dividend yield	—	—

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $0.3 million and $0.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $19.61 as of March 31, 2007, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $0.9 million and $0.6 million for the three-month periods ended March 31, 2007 and March 31, 2006, respectively.

The Company issued 1,000 shares of unvested restricted Class A Common Shares to each of its three independent directors in June 2006, which had a total grant date fair value of $34 thousand. The shares vest on the date of the 2007 Annual Meeting of Stockholders. All 3,000 shares issued remain unvested as of March 31, 2007. In the three months ended March 31, 2007, total compensation cost recognized related to unvested restricted stock was $8 thousand.

Note 4 – Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on a prospective basis in the first quarter ended March 31, 2007. The adoption of FIN 48 did not have any effect on its financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$2,473	$(1,860)

Denominator
Weighted average number of basic common shares outstanding	3,836,154	3,806,519
Effect of dilutive stock options	14,314	—

Weighted average number of diluted common shares outstanding	3,850,468	3,806,519

Basic income (loss) per share	$0.64	$(0.49)

Diluted income (loss) per share	$0.64	$(0.49)

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

	Three Months Ended March 31,
	2007	2006
Stock options outstanding	77,491	123,566
Range of exercise prices	$1.15 – 38.25	$1.15 – 38.25
Stock options outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	11,703	—
Restricted shares outstanding	3,000	—
Restricted shares outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	2,611	—

Note 6 - Supplemental Schedule of Cash Flow Information

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Interest paid	$663	$429
Income taxes paid	55	60

Non-Cash Investing and Financing Activities:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Issuance of Notes in lieu of cash payment of interest	$377	$336

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Inventories

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials	$5,776	$5,722
Work in process	2,968	3,496
Finished goods	3,385	3,317

	12,129	12,535
Less inventory reserve	(6,306)	(6,169)

Total	$5,823	$6,366

Note 8 – Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

Note 9 – Property, Plant and Equipment

	March 31, 2007	December 31, 2006
	(in thousands)
Leasehold improvements	$4,521	$4,521
Furniture, fixtures and equipment	6,043	6,026

	10,564	10,547
Less accumulated depreciation	(9,752)	(9,624)

Total	$812	$923

Note 10 – Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During the three months ended March 31, 2007, the Company paid $0.2 million against the net liabilities of these discontinued operations. The Company did not make any payments against the net liabilities of discontinued operations for the three months ended March 31, 2006. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.0 million at March 31, 2007. The Company expects to be assessed in 2007 its pro rata share of the remediation costs totaling $0.8 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value.

In 2001, the Company closed its Internet video operations. During the three months ended March 31, 2007 and 2006, the Company paid $22 thousand and $0.1 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.4 million at March 31, 2007. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$2,654	$3,092
Net payments made during the period	(190)	(70)

Balance at March 31	$2,464	$3,022

Note 11 - Restructuring Charges (Credits)

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations in order to lower continuing operating expenses, and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During the three months ended March 31, 2007 and 2006, the Company paid and charged the restructuring accrual $0.1 million and $0.2 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $5.1 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $0.9 million at March 31, 2007. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$1,030	$1,640
Payments made during the period	(149)	(154)

Balance at March 31	$881	$1,486

Note 12 - Other Accrued Liabilities

	March 31, 2007	December 31, 2006
	(in thousands)
Compensation and employee benefits	$2,141	$2,957
Deferred revenue	3,379	4,442
Customer deposits	163	88
Taxes	151	188
Warranty and other product costs	90	75
Interest payable	236	193
Other	494	682

Total	$6,654	$8,625

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the changes in the warranty and other product costs liability account for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$75	$427
Accruals (adjustments)	25	(207)
Settlements made during the period in cash or in kind	(10)	(13)

Balance at March 31	$90	$207

The adjustment in the warranty and other product cost liability account during the three months ended March 31, 2006 pertains, in part, to the reversal of reserves established in prior years to modify the Company’s products, which the customer has indicated it no longer requires, totaling $0.2 million.

Note 13 - Debt

	March 31, 2007	December 31, 2006
	(in thousands)
Notes Payable

Note payable – other	$11	$15
Hillside notes payable	2,354	1,689

Total	$2,365	$1,704

Long-Term Debt

Hillside notes payable	$29,144	$27,658
12% Senior notes	6,763	6,569

Total	$35,907	$34,227

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated, the Company’s former parent. The outstanding balance at March 31, 2007 is expected to be paid or converted into shares of Common Stock.

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

During the period 2001 through March 31, 2007, Hillside made pension contributions totaling $32.2 million pertaining to the Ampex pension plan and the Media pension plan, of which $2.2 million was paid in the three months ended March 31, 2007. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of these pension contributions. The Company has requested Hillside to fund the remaining contributions due in 2007, which are estimated to total an additional $20.5 million, and may do likewise in future years based on the Company’s liquidity.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If Hillside makes all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until after December 31, 2006. On April 15, 2007, principal of $300,000 was due and paid by the Company under the Hillside agreement. The Hillside debt payments as of March 31, 2007 are reflected in the “Maturities of Debt” table. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.31% at March 31, 2007). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for notes issued to Hillside. The Hillside Notes contain certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

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

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Senior Notes

Accrued interest, beginning of the period	$283	$252
Interest expense	194	173
Cash payments applied to interest	—	—
Issuance of Notes in lieu of cash payment of interest	(377)	(336)

Accrued interest, end of period	$100	$89

Cash payments applied to principal	$—	$—

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and its restricted subsidiaries. The Company is in compliance at March 31, 2007 with the indenture covenants. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and to apply amounts collected to repayment of the Notes.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maturities of Debt

The following table summarizes the scheduled maturities of the Company’s debt as of March 31, 2007:

Year	(in thousands)
Remainder of 2007	$1,700
2008	9,653
2009	1,050
2010	9,850
2011	7,601
2012	8,418

Total	$38,272

Note 14 - Other Liabilities

	March 31, 2007	December 31, 2006
	(in thousands)
Other postemployment benefits	$160	$170
Environmental	90	90
Other, principally due NHI, the former parent	569	582

Total	$819	$842

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

On November 21, 2006, the District Court granted final judgment in favor of Kodak. The Company has appealed this decision to the Court of Appeals for the Federal Circuit. Since the “121” patent expired on April 11, 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been stayed pending resolution of the appeal. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for investigative and cleanup costs and damages arising out of past disposal activities. The Company has four environmental investigations, remediation and/or monitoring activities outstanding at March 31, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group that is operating the Company, and is performing mandated clean up activities at the manufacturing facility.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At March 31, 2007, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.0 million, of which $0.8 million is classified as a current liability as it is expected to be paid in 2007, for the estimated expenses it projects it will incur with respect to the three Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantees, net of the anticipated sublease income expected to be realized. If no sublease income was realized, the Company’s additional unreserved exposure would be $0.4 million.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plan Sponsor of Pension and Other Retirement Plans

The Company is the Plan Sponsor of various domestic and foreign non-contributory defined benefit pension plans. In addition, the Company provides supplemental retirement payments to certain former employees of the Company, which were earned under prior corporate ownership. See Note 17.

Note 16 - Related Party Transactions

Equity Investment:

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and incurred business development costs of $0.3 million in the three months ended March 31, 2006. These costs consisted primarily of consulting fees and office rent paid to a British investment advisory company hired to perform research on potential investment opportunities located in the United Kingdom. Effective April 1, 2006, the Company discontinued such payments.

In 2005, Elementis Group plc (“Elementis”), a UK specialty chemicals company, was identified as a turnaround investment opportunity and a limited liability company (the “LLC”) was formed to invest in Elementis. Ampex elected not to invest in the LLC. The sole managing member of the LLC is a corporation in which Edward J. Bramson, the Company’s former Chairman and CEO through February 2007, and Craig L. McKibben, the Company’s CFO, are officers and majority stockholders. Mr. Bramson is also a director of the managing member. The managing member assigned to Ampex all of the incentive fees payable to it by the LLC, based upon gains realized by the LLC upon the sale of its investment in Elementis. Ampex was also entitled to receive reimbursement of its business development expenses. In 2005, as an incentive for Mr. Bramson to maximize the managing member’s, and therefore the LLC’s, investment performance and the amount of incentive fees payable to Ampex, the Company agreed to permit the managing member to retain one-third of the incentive fees payable by the LLC.

In the first quarter of 2006, the Company realized a reimbursement from the LLC of $1.5 million of business development expenses incurred during the investment holding period, September 2004 to March 2006, and an incentive fee of $0.8 million resulting from the sale of approximately two-thirds of the limited partnership’s investment in Elementis. An incentive fee of $2.4 million resulting from the sale of the LLC’s remaining investment in Elementis occurred in the third quarter of 2006. The amount of incentive fees retained by the managing member was $1.6 million.

Mr. Bramson was appointed the non-executive Chairman of the Board of Directors of Elementis on June 6, 2005 and its interim CEO on August 9, 2005. In September 2006, Mr. Bramson became a non-executive Director after the election of a new Chairman for Elementis. Mr. Bramson has assigned any Elementis director fees to the Company and has foregone any compensation from Elementis.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Other Transactions:

In November 2006, the Company entered into an office sharing agreement with Sherborne Investors Management LP (“Sherborne LP”) permitting Sherborne LP and certain affiliates to use and occupy a portion of the New York office space, in exchange for Sherborne LP’s payment to the Company of $21,000 per month and reimbursement of certain salary expenses. Sherborne LP is controlled by Sherborne Investors Management GP, LLC, an entity in which Mr. Bramson, the Company’s former CEO, is the managing member and Mr. McKibben, the Company’s CFO, is a member. Under the agreement, Sherborne LP will pay these amounts to the Company from December 2006 until it discontinues use and occupancy of the premises or, if earlier, the lease termination in April 2008. If the Company renews the lease, Sherborne LP and affiliates are entitled to continue the shared occupancy of the premises with the Company, subject to adjustment of the reimbursement amounts to reflect any rent increase or changes in the portion of the premises occupied by Sherborne LP and affiliates. If the Company elects not to renew the lease, Sherborne LP is entitled to negotiate with the landlord for renewal of the lease. During the three months ended March 31, 2007, Sherborne LP paid the Company a total of $63,000 under this agreement, and the Company expects to receive additional payments during the remainder of 2007 and 2008, prior to expiration of the lease, of $189,000 and $84,000, respectively, from Sherborne LP.

Note 17 - Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	March 31, 2007	December 31, 2006
	(in thousands)
Current Obligations

Foreign subsidiary plan	$169	$169
Supplemental retirement plan	720	719

Total current pension and other retirement plans	$889	$888

	March 31, 2007	December 31, 2006
	(in thousands)
Long-term Obligations

Ampex pension plan	$52,754	$54,164
Media pension plan	13,996	14,737
Foreign subsidiary plan	2,784	2,771
Supplemental retirement plan	6,183	6,363

Total long-term pension and other retirement plans	$75,717	$78,035

The remaining pension contributions for the Ampex and Media pension plans due in 2007 and the three months ended March 31, 2008, which are estimated to total $23.3 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations. Payment of these pension contributions will be funded by Hillside pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make additional pension contributions due in future years based on the Company’s liquidity. See Note 13.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2012. The following amounts are substantially less than the unfunded accumulated benefit obligation recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance. As discussed in Note 13, Hillside paid the Media pension contribution, in the amount of $2.2 million, on January 15, 2007. The Company issued additional notes to Hillside. The Company has requested Hillside to fund the remaining contributions due in 2007 which are estimated to total $20.6 million pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2007	$17,138	$3,412
2008	6,934	2,071
2009	7,151	2,135
2010	6,406	1,817
2011	6,279	1,765
2012	6,290	1,771

Total	$50,198	$12,971

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the foreign pension plan were $0.2 million and $2.8 million, respectively, at March 31, 2007. The Company also remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the same discount rate and mortality assumption used in the defined benefit plans. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the supplemental retirement programs were $0.7 million and $6.2 million, respectively, at March 31, 2007.

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

Note 18 - Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(in thousands)
December 31, 2006	$(100,527)	$600	$(99,927)
Current period change	782	27	809

March 31, 2007	$(99,745)	$627	$(99,118)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The net periodic pension cost for the Ampex and Media pension plan for the three months ended March 31, 2007 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2007, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

Note 19 - Income Taxes

In periods when the Company reports taxable income, its effective tax rate is lower than the statutory rate due to the utilization of net operating loss (“NOL”) carry forwards and permanent differences. At December 31, 2006, the Company had NOLs for federal income tax purposes of approximately $189.6 million expiring in the years 2007 through 2024. Of this amount, $3.8 million pertains to windfall tax deductions from employee stock options, which when realized, will be credited to “Other additional capital.” Accordingly, the Company has the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. In addition, the Company has federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized against capital gains, if any, generated in future periods. The provision for income taxes in the three months ended March 31, 2007 and 2006 also includes foreign withholding taxes on royalty revenue generated in certain Far East locations.

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

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes, excluding restructuring charges (credits), corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

There were no intersegment sales or transfers.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2007
	Recorders	Licensing	Eliminations And Corporate	Totals
	(in thousands)
Revenues from external customers	$7,704	$4,693	$—	$12,397
Interest income	96	—	9	105
Interest expense	—	—	926	926
Depreciation and amortization	39	—	79	118
Segment income (loss)	1,548	3,902	(2,971)	2,479
Segment assets	24,141	—	2,261	26,402
Expenditures for segment assets	5	—	—	5

	Three Months Ended March 31, 2006
	Recorders	Licensing	Eliminations And Corporate	Totals
	(in thousands)
Revenues from external customers	$5,519	$2,590	$—	$8,109
Interest income	93	—	6	99
Interest expense	—	—	625	625
Depreciation and amortization	42	—	65	107
Segment income (loss)	715	(1,483)	(1,069)	(1,837)
Segment assets	19,540	—	6,372	25,912
Expenditures for segment assets	6	—	—	6

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Segment income (loss) reported above	$2,479	$(1,837)
Provision for income taxes	(6)	(23)

Net income (loss)	$2,473	$(1,860)

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”). These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

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

In the first quarter of 2007, another camcorder licensee made a lump sum payment of $1.9 million to satisfy royalty obligations on product shipments through August 2011. Under U.S. GAAP, prior period and prepaid royalty payments are generally recognized in revenue when received as opposed to when licensees sell their products. Due to royalty settlements covering prior and future periods, as well as the expiration of certain patents, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods. As previously announced, we intend to explore additional ways, including possible arrangements with independent patent research and evaluation companies and other third parties, to monetize our intellectual property. Recently, we entered into discussions with certain of these entities to identify additional ways we might monetize our intellectual property, including potential licensing joint ventures with third parties and asset securitization transactions. There can be no assurance that these efforts will be successful.

We are no longer receiving substantial royalties from manufacturers of digital still cameras or camera equipped cellular phones after the expiration of the “121” patent. However, we are in discussions with certain of our digital still camera licensees concerning the use of our other digital imaging patents which have expiration dates from 2011 to 2014. We have issued claim charts to ten licensees that allege infringement of our feed forward quantization patent and have held various technical meetings to review our claims and the validity of these patents. We expect that several additional meetings will be required before we can definitively conclude whether or not our feed forward quantization patent is being infringed by these manufacturers. Late in 2006, we broadened the scope of our patent research program to study how we might demonstrate use of our image decoding, and other patents in digital still cameras and other products. This assessment is targeted to be completed by mid-2007. If the assessment is successful, we would then plan to modify our licensing discussions with the digital still camera manufacturers to include these patents. The world-wide value of the digital still camera market and the camera-equipped cellular telephone market in 2006 has been estimated by International Data Corporation (“IDC”), an independent market research firm, at approximately $30 billion and $50 billion, respectively. Accordingly, if we are able to demonstrate infringement of our patents as well as their validity to these manufacturers, we could realize a substantial increase in licensing revenues in future periods, but we cannot assure you that this will occur.

Over the past few years, we have incurred significant external litigation costs to enforce our patents, primarily in regards to litigation we initiated against Kodak for infringement of our rapid image retrieval patent (“121” patent) in their digital still cameras. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. We have been advised that oral argument could occur during 2007 and a final decision should be expected during early 2008. Since the “121” patent expired in April 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Also, it may be necessary to initiate additional litigation at some future date with other licensees or third parties to enforce our patents if our ongoing licensing negotiations are not resolved in a satisfactory way.

In recent years, we have focused product development activities of our Recorders segment on data acquisition and instrumentation recorders which are used in defense applications and in airframe and sensor test applications. Our DDRs and DSRs disk- and solid state-based data acquisition recorders are intended to replace over several years the large installed base of tape-based data recorders and, if successful, should generate increased sales and profits for the Recorders segment. In addition, we have recently introduced several new multiplexer modules, devices that permit various signals to be recorded simultaneously from different sources, for use with our instrumentation recorders, a new miniature recorder for use in applications where space is especially constrained, and the new high definition video recorder. We were able to ship pre-production models of these new products in limited quantities in the fourth quarter of 2006 and first quarter of 2007.

We are obligated to make significant debt service payments over the next several years. A significant amount of our debt results from borrowings from Hillside Capital Incorporated (“Hillside”), a former affiliated company, which is obligated to make pension contributions on our behalf under a Joint Settlement Agreement with the Pension Benefit Guaranty Corporation (“PBGC”). We are also obligated to make significant additional pension contributions over the next several years to the Ampex pension plan and the Media pension plan, which we expect to fund by additional borrowings from Hillside, depending on our liquidity.

We are assessed foreign withholding taxes on royalty income generated in certain Far East locations. Our effective tax rate was lower than the statutory rate due to the utilization of federal and state net operating loss (“NOL”) carryforwards. At December 31, 2006, the amount of unused net operating loss carryforwards available to offset future federal taxable income totaled approximately $189.6 million. In recent years, we have provided a 100% valuation reserve against our NOL carryforwards and net deferred tax assets. We have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.

Periodically, we are required to adjust reserves established in prior years for restructured activities due to subsequent favorable or unfavorable developments. In the three months ended March 31, 2007 and 2006, there were no adjustments recorded.

We are also required periodically to adjust reserves established in prior years for discontinued operations for subsequent favorable or unfavorable developments that are directly related to the operations of the discontinued businesses. In the three months ended March 31, 2007 and 2006, there were no adjustments recorded.

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

At March 31, 2007, we had cash and short-term investments totaling $11.1 million, down from $11.7 million at December 31, 2006. We believe that our cash balances, together with the projected results of our manufacturing subsidiary, Ampex Data Systems Corporation (“Data Systems”), royalties from license agreements presently in effect and our ability to borrow pension contributions from Hillside Capital Incorporated (“Hillside”), a former affiliate, should be sufficient to satisfy all projected cash obligations through at least the next twelve months. The results of our operations and the liquidity of our business are more fully discussed below.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on a prospective basis in the first quarter ended March 31, 2007. The adoption of FIN 48 did not have any effect on our financial statements.

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

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2005 and the three months ended March 31, 2007, we have reported losses in recent years and during 2006. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation or otherwise may materially affect our pension and other postretirement obligations and our future expense as well as amounts that may ultimately be required to be paid to fund the plans.

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

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
Licensing Segment
Running licensing revenues	$2.8	$2.6
Prior period and prepaid licensing revenues	1.9	—

Total licensing revenues	$4.7	$2.6

Recorders Segment
Data acquisition and instrumentation recorders	4.3	2.1
Mass data storage tape drives and library systems	$1.0	$0.8
Other (including professional video products)	0.6	0.5
Service revenue	1.8	2.1

Total net product and service revenue	$7.7	$5.5

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Licensing Revenue. Licensing revenue was $4.7 million in the three months ended March 31, 2007 compared to $2.6 million in the three months ended March 31, 2006. Licensing revenue is derived from royalties that we receive from licensing our patents.

Running royalties are based on quarterly sales by the licensees reported to the Company within 60 days after the end of the respective quarter. We earned running royalties of $2.6 million from manufacturers of digital camcorders and $0.2 million from manufacturers of digital still cameras and DVD recorders in the three months ended March 31, 2007. We earned running royalties of $1.0 million from manufacturers of digital camcorders, $1.4 million from manufacturers of digital still cameras and $0.2 million from manufacturers of other products in the three months ended March 31, 2006. The increase in running royalties on camcorders is due to payments by Sony Corporation (“Sony”) on their digital camcorder sales subject to an agreement which commenced on April 12, 2006. This offset the decline in digital still camera running royalties due to the expiration of the “121” patent on April 11, 2006. The increase in total licensing revenue resulted largely from the recognition in the three months ended March 31, 2007 of a non-recurring lump sum royalty prepayment with a manufacturer of camcorders that covers the manufacturer’s obligation to pay royalties on product shipments through August 2011. There were no one-time royalty settlements or prepayments in the three months ended March 31, 2006. Due to one-time royalty settlements covering prior and future periods, the expiration of certain patents and the terms and periods covered by licensing agreements, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods. In 2007, we intend to explore additional ways we might monetize our intellectual property, including potential licensing joint ventures with third parties and asset securitization transactions. However, there can be no assurance that these efforts will be successful.

In prior periods, many of our licensees prepaid for the use of our patents through April 11, 2006, which coincided with the U.S. expiration of the “121” patent. While our digital still camera license agreements permit licensees to use several of our digital imaging patents, by agreement, we only received royalties on the “121” patent through its expiration date.

After April 11, 2006, our digital still camera licensees are required to pay royalties only to the extent that their products incorporate any of our other digital imaging patents. These patents have expiration dates from 2011 through 2014. We have conducted numerous technical and business meetings to discuss our feed forward quantization patent that we believe is being used, but we have not been able to conclude an acceptable arrangement with several of our licensees to cause them to resume payment of royalties on digital still cameras or camera-equipped cellular phones sold after April 11, 2006. In the third quarter of 2006 we expanded our research activities with the goal of assessing whether other patents, including image data shuffling and high speed image decoding, are being used in these products. If these expanded research activities successfully demonstrate use of one or more of our patents, current licensees would be obligated to resume payments under the existing terms of our license agreements, which we believe are favorable to the manufacturers. We do not expect to be able to assess the effectiveness of these efforts until later in 2007. If these negotiations are not successful and our licensees do not agree to resume such payments for our patents that we successfully demonstrate are used in their products, then we would be entitled to seek to cancel our license agreements with them and pursue our other options, including possible litigation.

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

In prior years, we formally notified major manufacturers of camera equipped cellular telephones and other products that are equipped to record still and/or motion video that they may be infringing our patents. In prior years, we have held technical meetings and have issued claim charts alleging infringement of our feed forward quantization patent to two manufacturers of camera equipped cellular telephones. The worldwide retail sales value of the camera equipped cellular telephone market in 2006 has been estimated by IDC to total approximately $50 billion. We seek to charge these manufacturers what we believe are commercially reasonable licensing fees computed as a percentage of the licensee’s selling price of products shipped. Due to the size of this market, we could realize a material increase in royalty income in future years if we are successful in concluding licensing agreements with manufacturers of camera equipped cellular telephones. However, to date, none of the manufacturers of camera equipped cellular telephones are paying royalties to us for use of our feed forward quantization patent. Licensing negotiations have historically taken several years to conclude. There can be no assurance that we will successfully conclude camera equipped cellular telephone licensing agreements in the near term, if at all.

We have six license agreements covering all of the major manufacturers of digital video camcorders. Certain of these manufacturers have in prior years prepaid their royalty obligation through various future dates. In December 2004, Sony made a $40 million royalty prepayment covering numerous digital imaging products. Their prepayment expired on April 11, 2006, and they have begun paying us running royalties on digital camcorder shipments subsequent to April 12, 2006. In the first quarter of 2007, a manufacturer of camcorders prepaid for the use of our patents on their product shipments through August 2011. Running royalties are subject to seasonal factors, with royalty payments received in the fourth and first quarters typically greater than in the second and third quarters.

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

Product Revenue. Product revenue generated by our Recorders segment increased to $5.9 million in the three months ended March 31, 2007 from $3.4 million in the three months ended March 31, 2006. Government agencies and defense contractors and commercial airframe manufacturers are currently our principal customers for the Recorders segment. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid state memory-based data acquisition recorders used in intelligence gathering activities and airframe flight certification. Revenues in the three months ended March 31, 2007 from these new data acquisition recorders increased to $4.0 million from $1.4 million in the three months ended March 31, 2006. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. These new products could lead to a further increase of product revenues over current levels. While we have recently been awarded significant multi-year contracts for our disk- and solid state-based instrumentation recorders, there can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved.

Our backlog of firm orders was $4.1 million at March 31, 2007 compared to $5.9 million at December 31, 2006. We were awarded a contract of approximately $6.9 million from Boeing for our new disk- and solid state-based data instrumentation recorders to be used in the development of the 787 airplane. We have made initial deliveries of our recorders in the amount of $5.6 million against this contract and the remainder is scheduled to be delivered in 2007. The undelivered value of the contract has been included in reported backlog as of March 31, 2007. In addition, we received orders from Boeing and the U.S. Navy, that total $9.0 million, which are not included in backlog at March 31, 2007 as they contain cancellation clauses or require receipt of purchase orders against the contract. We have shipped $1.2 million against these orders. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods. In 2007, we intend to assess additional opportunities to grow our Recorders segment and will invest additional resources in areas that we believe support our competitive strengths.

Service Revenue. Total service revenue generated by our Recorders segment in the three months ended March 31, 2007 was $1.8 million compared to $2.1 million for the three months ended March 31, 2006. We expect that service revenue will decline over time as older tape-based products are replaced with newer disk- or solid state memory-based instrumentation recorders.

Intellectual Property Costs. Intellectual property costs include external legal costs as well as certain internal costs, described below, pertaining to the enforcement of our patents. Intellectual property costs also include external legal costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the three months ended March 31, 2007 and 2006, we incurred external legal costs in the amount of $0.3 million and $3.5 million, respectively, in connection with our suit against Kodak. Because our suit against Kodak is on appeal, our external litigation costs are expected to significantly decrease during 2007. If the appeal is successful and the case is remanded for trial, we could then incur significant legal expenses if we elect to continue litigation. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms.

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

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 49.5% in the three months ended March 31, 2007 compared to 53.2% in the three months ended March 31, 2006. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. During the three months ended March 31, 2006, we reduced our retrofit reserve associated with product sold in a prior period by $0.2 million based on the acknowledgement by the customer that no further liability exists.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 28.3% in the three months ended March 31, 2007 compared to 28.4% in the three months ended March 31, 2006. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due primarily to an increase in engineering personnel coupled with costs incurred to produce peripheral products to enhance the DDRs ruggedized disk- and DSRs solid state memory-based data acquisition recorders. Such costs are expected to continue to increase as we develop new and enhanced products.

Selling and Administrative Expenses. Selling and administrative expenses increased to $3.7 million in the three months ended March 31, 2007 from $2.4 million in the three months ended March 31, 2006. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no corporate administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
Recorders segment	$1.7	$1.4
Corporate	2.0	1.0

Total	$3.7	$2.4

The principal components of corporate selling and administrative expense are listed below:

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
U.S. and foreign pension expense	$0.7	$0.8
Legal and accounting fees	0.4	0.4
Corporate salaries and benefits	0.3	0.2
Stock based compensation expense	0.1	0.1
Business development expenses, net of reimbursements	—	(1.2)

Beginning in 2006, we began to expense the fair value of stock options and restricted stock awards over the period such options and awards vest. We expensed $0.1 million in each of the three months ended March 31, 2007 and 2006.

Corporate selling and administrative expenses also included business development expenses to identify new investment and other income-generating opportunities. Business development expenses, including consulting fees and office rent paid to a British investment advisory company, totaled $0.3 million in the three months ended March 31, 2006. We discontinued payments to the investment advisory company on April 1, 2006. In the three months ended March 31, 2006, we received reimbursement of $1.5 million of business development expenses incurred from 2004 to 2006. See “Note 16 – Related Party Transactions” of the Notes to Unaudited Consolidated Financial Statements.

Operating Income (Loss). We reported operating income of $3.4 million in the three months ended March 31, 2007 compared to an operating loss of $1.9 million for the three months ended March 31, 2006. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended March 31,
	2007	2006
	(in millions)
Licensing segment	$3.9	$(1.5)
Recorders segment	1.4	0.6
Unallocated corporate	(1.9)	(1.0)

Operating income (loss)	$3.4	$(1.9)

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

Interest Expense. Interest expense increased to $0.9 million in the three months ended March 31, 2007 compared to $0.6 million in the three months ended March 31, 2006 due to the issuance of additional Hillside Notes in the amount of $11.4 million over the twelve month period ended March 31, 2007. We made cash payments of interest totaling $0.7 million and $0.4 million in the three months ended March 31, 2007 and 2006, respectively. Interest of $0.4 million and $0.3 million not paid in cash in the three months ended March 31, 2007 and 2006, respectively, was capitalized and added to the principal amount of the related debt obligation.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short-term investments.

Other (Income) Expense, Net. In the three months ended March 31, 2006, we realized $0.8 million of incentive fees, which were assigned to us by the managing member of an investment limited liability company (“LLC”) upon the sale of the LLC’s investment in a British specialty chemical company. We credited these incentive fees against other (income) expense, net. See “Note 16 – Related Party Transactions” of Notes to Unaudited Consolidated Financial Statements. We do not expect to receive any additional incentive fees from these entities.

Other income (expense), net, also includes foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for Income Taxes. The provision for income taxes in the three months ended March 31, 2007 and 2006 included foreign and state income taxes and withholding taxes on royalty revenue. At December 31, 2006, we had federal NOLs for income tax purposes of approximately $189.6 million, expiring in the years 2007 through 2024. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. The remaining provision for income taxes in 2006 and 2005 consisted primarily of foreign withholding taxes on royalty revenue generated in certain Far East locations.

Net Income (Loss). We reported net income of $2.5 million in the three months ended March 31, 2007 and a net loss of $1.9 million in the three months ended March 31, 2006, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended March 31, 2007 and 2006.

Liquidity and Capital Resources

General. Cash and marketable securities totaled $11.1 million at March 31, 2007. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at March 31, 2007 totaled $38.3 million.

In 2004, after several years of negotiations, we instituted litigation in the ITC and in the District Court against certain manufacturers of digital still cameras and camera equipped cellular phones for unauthorized use of our intellectual property. We believe that the possible threat of an unfavorable ruling by these courts was instrumental in causing certain companies to enter into new agreements with us. Although two of these suits were settled out of court by entering into license agreements with Sanyo and Sony in 2004, we did not reach a settlement with Kodak. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. If our appeal is successful we may incur significant additional costs if we elect to continue litigation. We spent $0.3 million and $3.5 million during the three months ended March 31, 2007 and 2006, respectively, in connection with this suit. Also, we may decide to enforce our other patents by instituting litigation against other manufacturers of digital still cameras and/or other products where we believe our technology is being used if licensing agreements are not completed on acceptable terms. Any such additional litigation could cause our liquidity to decrease. See “Part II—Item 1. Legal Proceedings.”

Cash Flow. We used cash from continuing operating activities totaling $2.6 million and $5.7 million in the three months ended March 31, 2007 and 2006, respectively. The use of cash in the three months ended

March 31, 2007 resulted primarily from the payment of Ampex and Media pension contributions and payment of legal fees included in accounts payable at December 31, 2006. Cash used by discontinued operations totaled $0.2 million and $0.1 million in each of the three months ended March 31, 2007 and 2006, respectively.

Management believes that our liquidity, together with Data Systems’ projected results, licensing agreements presently in effect and our ability to borrow pension contributions from Hillside, a former affiliate, should be sufficient to satisfy all projected cash obligations through at least March 2008, as discussed more fully below. We have substantial principal repayments scheduled on our long-term debt beginning in 2008, which we may need to restructure unless cash flow from operations improves over current levels. We are currently highly leveraged and we will incur additional debt in order to finance significant pension contributions which we are required to make in 2007 and future years. If we cannot service our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We cannot give any assurance that any of these strategies will be successful or that they will be permitted under our debt indentures.

Senior Debt. As of March 31, 2007 we had outstanding approximately $38.3 million of total borrowings, which includes approximately $6.8 million under our 12% Senior Notes due 2008 and $31.5 million of notes from Hillside (“Hillside Notes”).

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2007	$17,138	$3,412
2008	6,934	2,071
2009	7,151	2,135
2010	6,406	1,817
2011	6,279	1,765
2012	6,290	1,771

Total	$50,198	$12,971

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in 2007 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
April 2007	$3,274	$1,137
July 2007	3,274	1,138
September 2007	7,316	—
October 2007	3,274	1,137

	$17,138	$3,412

Hillside made the April 2007 contributions to the Ampex and Media pension plan and we have requested Hillside to make the remaining scheduled payments due in 2007.

In connection with the sale of Media in 1995, the buyer assumed the obligation to reimburse us for pension contributions that we may be required to make in future years as Plan Sponsor of the Media pension plan. This agreement was intended to make us whole from any expense or cash outlay as it pertains to the Media pension plan. However, on January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Accordingly, we do not expect any additional reimbursement of amounts paid to date or payable by us in the future to the Media pension plan.

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

During the period 2001 through March 31, 2007, Hillside made pension contributions totaling $32.2 million pertaining to the Ampex pension plan and the Media pension plan, of which $2.2 million was paid in the three months ended March 31, 2007 and $0.2 million was paid in the three months ended March 31, 2006. We issued notes to Hillside (“Hillside Notes”), as discussed below, in the amount of the pension contributions and amounts advanced by Hillside in prior years. We have requested Hillside to fund the remaining contributions due in 2007, which are estimated to total $20.6 million, and we may do likewise in future years based on our liquidity.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension contributions, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.31% at March 31, 2007). We granted to Hillside a security interest in Data Systems’ inventory as collateral for the

Hillside Notes. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements. During the three months ended March 31, 2007 and 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations. An aggregate listing of our contractual obligations and commercial commitments as of March 31, 2007, excluding interest, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior debt (a)	$6,763	$—	$6,763	$—	$—
Other debt (b)	31,509	2,365	14,976	14,168	—
Pension and other retirement plans (c)	76,606	24,147	19,349	18,112	14,998

(a)	The maturity date of the Senior Notes is August 2008. Pursuant to the agreement, substantially all Available Cash Flow is to be applied to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 13 of the Notes to Unaudited Consolidated Financial Statements.
(b)	Other debt includes the Hillside Notes and Notes payable—other. See Note 13 of the Notes to Unaudited Consolidated Financial Statements. These amounts may be subject to significant increases attributable to additional Hillside Notes that we may issue in 2007 and future years in connection with our pension obligations. See footnote (c) below.
(c)

Pension and other retirement plans include estimated pension contributions for the Ampex Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected, or if the actuarial assumptions change, future pension contributions could increase over amounts shown above. Payment of future pension contributions for the Ampex Plan and the Media Plan will be funded pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make pension contributions due in future years based on the Company’s liquidity. See Note 17 of the Notes to Unaudited Consolidated Financial Statements. Pension and other retirement plans also include a foreign defined benefit plan and domestic supplementary retirement plans at $9.9 million.

There has been no material change to the operating lease disclosure made in the 2006 Form 10-K.

	Amount of Commitment Expiration per Period
	Total	Less than 1 Year	1 - 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit (a)	$1,522	$1,522	$—	$—	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in management’s evaluation that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the ITC proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we sought monetary damages for infringement of the patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, the date the patent expired. The ITC case was withdrawn to enable the District Court case to proceed. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. We have been advised that oral argument could occur during 2007 and a final decision should be expected during early 2008. Our strategy is to negotiate commercially reasonable licenses of our patents where possible, but we are prepared to initiate additional litigation when negotiations are not successful. We are evaluating the use of our patents other than the “121” patent, including feed forward quantization patents, in digital cameras and other digital consumer products and may decide to initiate litigation to enforce these patents in future periods.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigations, remediation and/or monitoring activities outstanding at March 31, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2007, we spent a total of approximately $0.2 million in connection with environmental investigation, remediation and monitoring activities. In the three months ended March 31, 2006, we did not incur any charges in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.8 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At March 31, 2007, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.0 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

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

Our 2006 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. The following risk factors reflect recent events, and should be read in conjunction with the risk factors and information disclosed in the 2006 Form 10-K.

We are currently engaged in negotiations with independent patent research and evaluation companies and other third parties to identify additional ways to monetize our intellectual property, including possible licensing joint ventures and asset securitization transactions. However, we cannot assure you that we will be able to enter into any such transactions, nor can we assure you that any such transactions would result in any increased licensing revenues.

Ampex is currently highly leveraged, and we are required to finance significant pension contributions in 2007 and future years, which will require us to incur additional debt. If we cannot service all of our indebtedness, we will be forced to adopt alternative strategies. These strategies may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. We recently began preliminary discussions with our debt holders concerning possible debt restructuring and refinancing strategies. We cannot give any assurance that these discussions, or any of these strategies, will be successful or that they will be permitted under our debt indentures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the first quarter of 2007 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the first quarter of 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the first quarter of fiscal 2007 that was not so reported.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors that were implemented since we last provided such disclosure in our 2007 Proxy Statement, dated April 13, 2007.

ITEM 6.	EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: May 10, 2007	/s/ D. GORDON STRICKLAND
D. Gordon Strickland
President and Chief Executive Officer

Date: May 10, 2007	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1*	Letter agreement dated March 16, 2007 between D. Gordon Strickland and Robert L. Atchison regarding management incentive compensation.

10.2	Form of Employment Security Letter dated January 17, 2007, entered into between the Company and each of Messrs. Atchison, McKibben, Talcott and Venema, and Ms. Genberg (filed as Exhibit 10.7 to the 2006 Form 10-K and incorporated herein by reference).

10.3	Separation and Consulting Agreement dated as of February 16, 2007, between the Company and Edward J. Bramson (filed on February 26, 2007 as Exhibit 1 to Amendment No. 16 to Schedule 13D for Ampex Corporation by the filing parties named therein, and incorporated herein by reference).

10.4	Letter Agreement dated as of February 16, 2007, between the Company and D. Gordon Strickland, relating to his offer of employment (filed as Exhibit 10.29 to the 2006 Form 10-K and incorporated herein by reference).

31.1*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.