Form 10-Q
period 2007-06-30
AMPEX CORP /DE/
filed 2007-08-14
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, the aggregate number of outstanding shares of our Class A Common Stock, $0.01 par value, was 3,924,506. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended June 30, 2007

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,279	$11,719
Accounts receivable (net of allowances of $105 in 2007 and $125 in 2006)	3,528	5,235
Inventories	6,149	6,366
Royalties receivable	88	270
Cash collateral on letter of credit	1,522	1,522
Other current assets	598	510

Total current assets	23,164	25,622
Property, plant and equipment	711	923
Other assets	255	372

Total assets	$24,130	$26,917

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$2,362	$1,704
Accounts payable	932	3,315
Net liabilities of discontinued operations	1,082	1,249
Accrued restructuring costs	586	594
Pension and other retirement plans	890	888
Other accrued liabilities	5,572	8,625

Total current liabilities	11,424	16,375
Long-term debt	40,218	34,227
Pension and other retirement plans	71,138	78,035
Other liabilities	802	842
Accrued restructuring costs	145	436
Net liabilities of discontinued operations	1,268	1,405

Total liabilities	124,995	131,320

Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares
Issued and outstanding—none	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares
Issued and outstanding—none	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares
Issued and outstanding—none	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares
Issued and outstanding—none	—	—
Common stock, $0.01 par value:
Class A:
Authorized: 175,000,000 shares in 2007 and in 2006
Issued and outstanding—3,924,506 shares in 2007; 3,820,473 in 2006	39	38
Class C:
Authorized: 50,000,000 shares
Issued and outstanding—none	—	—
Other additional capital	455,503	455,237
Accumulated deficit	(458,037)	(459,751)
Accumulated other comprehensive loss	(98,370)	(99,927)

Total stockholders’ deficit	(100,865)	(104,403)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$24,130	$26,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Licensing revenue	$2,520	$1,555	$7,213	$4,145
Product revenue	3,917	4,265	9,799	7,687
Service revenue	1,768	2,012	3,590	4,109

Total revenue	8,205	7,832	20,602	15,941

Intellectual property costs	715	2,474	1,506	6,547
Cost of product revenue	1,918	2,109	4,828	3,931
Cost of service revenue	514	589	1,030	1,185
Research, development and engineering	1,215	1,123	2,355	2,215
Selling and administrative	3,624	3,694	7,309	6,117

Total costs and operating expenses	7,986	9,989	17,028	19,995

Operating income (loss)	219	(2,157)	3,574	(4,054)
Media pension costs	68	186	114	371
Interest expense	1,005	689	1,931	1,314
Amortization of debt financing costs	1	1	2	2
Interest income	(102)	(78)	(207)	(177)
Other (income) expense, net	(3)	7	5	(765)

Income (loss) from continuing operations before income taxes	(750)	(2,962)	1,729	(4,799)
Provision for income taxes	9	7	15	30

Income (loss) from continuing operations	(759)	(2,969)	1,714	(4,829)
Loss from discontinued operations (net of taxes of nil in 2006)	—	(195)	—	(195)

Net income (loss)	(759)	(3,164)	1,714	(5,024)
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	782	983	1,564	1,965
Foreign currency translation adjustments	(34)	49	(7)	47

Comprehensive income (loss)	$(11)	$(2,132)	$3,271	$(3,012)

Basic income (loss) per share from continuing operations	$(0.20)	$(0.78)	$0.44	$(1.27)

Basic loss per share from discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)

Basic income (loss) per share	$(0.20)	$(0.83)	$0.44	$(1.32)

Weighted average number of basic common shares outstanding	3,888,406	3,823,855	3,862,280	3,815,387

Diluted income (loss) per share from continuing operations	$(0.20)	$(0.78)	$0.44	$(1.27)

Diluted loss per share from discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)

Diluted income (loss) per share	$(0.20)	$(0.83)	$0.44	$(1.32)

Weighted average number of diluted common shares outstanding	3,888,406	3,823,855	3,868,197	3,815,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$1,714	$(5,024)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	234	215
Accretion of interest expense	394	351
Stock based compensation expense	186	253
Ampex and foreign periodic pension cost	1,428	1,594
Media periodic pension cost	114	371
Loss on the sale of assets	—	3
Incentive fees realized from limited liability company	—	(796)
Changes in operating assets and liabilities:
Accounts receivable	1,707	(1,250)
Inventories	217	(284)
Royalties receivable	182	670
Other assets	24	(191)
Accounts payable	(2,375)	1,057
Other accrued liabilities and income taxes payable	(3,051)	(2,682)
Ampex and Media pension contributions	(6,562)	(1,465)
Accrued restructuring costs	(299)	(307)
Other liabilities	(328)	(225)

Net cash used in continuing operations	(6,415)	(7,710)
Net cash used in discontinued operations	(304)	(207)

Net cash used in operating activities	(6,719)	(7,917)

Cash flows from investing activities:
Incentive fees realized from limited liability company	—	796
Deferred gain on sale of assets	(25)	(25)
Net proceeds on sale of assets	—	4
Additions to property, plant and equipment	(22)	(96)

Net cash provided by (used in) investing activities	(47)	679

Cash flows from financing activities:
Borrowings under debt agreements	6,562	1,465
Repayments under debt agreements	(307)	(8)
Proceeds from issuance of common stock	81	68

Net cash provided by financing activities	6,336	1,525

Effects of exchange rates on cash	(10)	37

Net decrease in cash and cash equivalents	(440)	(5,676)
Cash and cash equivalents, beginning of period	11,719	13,070

Cash and cash equivalents, end of period	$11,279	$7,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Ampex Corporation

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

Note 2 — Summary of Significant Accounting Policies

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at June 30, 2007 and December 31, 2006 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension and Other Post-Retirement Benefits/Obligations

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans) at December 31, 2006. The Company’s net pension obligation (liability) reflected in the Consolidated Balance Sheets under SFAS No. 87 was equal to the unfunded projected benefit obligation determined under SFAS No. 158; accordingly, the implementation of SFAS No. 158 had no impact on the Company’s Consolidated Balance Sheets or Statements of Operations and Comprehensive Income (Loss). The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate,

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 158, the underfunded status of the defined benefit plans is recorded as a net liability with a corresponding adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Amounts recognized in AOCI represent unrecognized gains and losses that are expected to be amortized to pension cost over future periods.

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

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $2.3 million and $2.0 million in the six months ended June 30, 2007 and 2006, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.1 million and $0.2 million in the six months ended June 30, 2007 and 2006, respectively.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense of $186 thousand and $253 thousand, included in selling and administrative expenses, during the six months ended June 30, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has not recognized excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows due to its net operating loss position.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2007. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of June 30, 2007, $648 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next ten quarters.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at June 30, 2007 and December 31, 2006 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 13.

Note 3 — Stock Options and Awards

The Company’s 1992 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), for officers, employees, directors, consultants, advisors and service providers, provides for the granting of “nonqualified stock options” and “incentive stock options” to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date.

The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 311,490 shares were available for grant as of June 30, 2007.

The Company’s 2000 Stock Bonus Plan (the “Stock Bonus Plan”), as amended, provides for the issuance of up to 125,000 shares of Class A Common Stock, par value $0.01 per share, to directors, officers and employees as well as certain consultants and advisors to the Company and to its subsidiaries. Stock awards that are unvested at the time of grant are subject to vesting at such later date as specified in the terms of the particular award.

On February 16, 2007, the Board of Directors elected D. Gordon Strickland as the Company’s Chief Executive Officer, President and a director, and pursuant to an employment agreement granted to Mr. Strickland stock options under the Company’s Stock Incentive Plan to purchase 25,000 shares of Common Stock. The options are exercisable at $19.63 per share, which was the fair market value on the date of grant. The options are exercisable as to 12,500 of the underlying shares on each of February 16, 2008 and February 16, 2009 and will expire as to all such shares on February 16, 2010. No stock options were granted during the three and six-month periods ended June 30, 2006.

At June 30, 2007, there were 36,135 options outstanding under the Stock Incentive Plan, including 11,135 vested options. The exercise prices range from $19.63 to $38.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is eighteen months, three years or ten years. In the six months ended June 30, 2007, no stock options vested during the period. In the six months ended June 30, 2006, 30,500 stock options vested during the period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2005	311,292	154,066	$1.15-38.25	$1,413,994	$9.18
Exercised	—	(37,500)	1.15- 2.40	(68,625)	1.83

Balances, June 30, 2006	311,292	116,566	$1.15-38.25	$1,345,369	$11.54

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2006	311,292	106,366	$1.15-38.25	$1,328,614	$12.49
Granted	(25,000)	25,000	19.63	490,750	$19.63
Exercised	—	(70,033)	1.15	(80,538)	1.15
Cancellations	25,198	(25,198)	21.25- 38.25	(960,458)	38.12

Balances, June 30, 2007	311,490	36,135	$19.63-38.25	$778,368	$21.54

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and currently exercisable by exercise price at June 30, 2007 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.63	25,000	2.63	$19.63	—	$—
$21.25	8,135	1.35	21.25	8,135	21.25
$38.25	3,000	0.20	38.25	3,000	38.25

	36,135	2.14	$21.54	11,135	$25.83

There was no aggregate intrinsic value of options outstanding or options exercisable at June 30, 2007. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $13.19 as of June 30, 2007, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $1.2 million and $0.7 million for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.

In the second quarter of 2007, the Company issued 34,000 shares of unvested restricted Common Shares under the Stock Bonus Plan, which had a total grant date fair value of $510 thousand. The Company issued 1,000 shares of unvested restricted Common Shares to each of its four outside directors, 16,000 shares to executive officers and the remaining 14,000 shares to certain employees. The shares for the outside directors vest on the date of the 2008 Annual Meeting of Stockholders and the other shares issued vest as to half on January 18, 2009 and half on January 18, 2010 under condition of continuing employment. All 34,000 shares issued remain unvested as of June 30, 2007. The Company issued 1,000 shares of unvested restricted Common Shares under the Stock Bonus Plan to each of its three outside directors in June 2006, which had a total grant date fair value of $34 thousand. The shares vested in May 2007 on the date of the 2007 Annual Meeting of Stockholders. In the three and six months ended June 30, 2007, total compensation cost recognized related to unvested restricted stock was $39 thousand and $48 thousand, respectively. For the three and six months ended June 30, 2006, total compensation cost recognized related to unvested restricted stock was $2 thousand in both periods.

The weighted average assumptions used for restricted stock granted for the three and six-month periods ended June 30, 2007 and 2006 are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected life (years) of restricted stock	3.1	1.0	3.1	1.0

Note 4 — Recent Pronouncements

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which the Company adopted effective December 31, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

Note 5 — Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands, except share and per share amounts)
Numerator
Income (loss) from continuing operations	$(759)	$(2,969)	$1,714	$(4,829)

Net income (loss)	$(759)	$(3,164)	$1,714	$(5,024)

Denominator
Weighted average number of basic common shares outstanding	3,888,406	3,823,855	3,862,280	3,815,187
Effect of dilutive stock options and restricted stock	—	—	5,917	—

Weighted average number of diluted common shares outstanding	3,888,406	3,823,855	3,868,197	3,815,187

Basic income (loss) per share from continuing operations	$(0.20)	$(0.78)	$0.44	$(1.27)

Basic income (loss) per share	$(0.20)	$(0.83)	$0.44	$(1.32)

Diluted income (loss) per share from continuing operations	$(0.20)	$(0.78)	$0.44	$(1.27)

Diluted income (loss) per share	$(0.20)	$(0.83)	$0.44	$(1.32)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Six Months Ended June 30,
	2007	2006
Stock options outstanding	36,135	116,566
Range of exercise prices	$19.63 –38.25	$1.15 –38.25
Stock options outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	—
Restricted shares outstanding	34,000	3,000
Restricted shares outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	5,917	—

Note 6 — Supplemental Schedule of Cash Flow Information

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Interest paid	$1,372	$888
Income taxes paid	125	82

Non-Cash Investing and Financing Activities:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Issuance of Notes in lieu of cash payment of interest	$377	$336

Note 7 — Inventories

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$5,864	$5,722
Work in process	3,146	3,496
Finished goods	3,487	3,317

	12,497	12,535
Less inventory reserve	(6,348)	(6,169)

Total	$6,149	$6,366

Note 8 — Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Property, Plant and Equipment

	June 30, 2007	December 31, 2006
	(in thousands)
Leasehold improvements	$4,521	$4,521
Furniture, fixtures and equipment	5,992	6,026

	10,513	10,547
Less accumulated depreciation	(9,802)	(9,624)

Total	$711	$923

Note 10 — Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During the six months ended June 30, 2007 and 2006, the Company paid $0.2 million and $0.2 million, respectively against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.0 million at June 30, 2007. The Company expects to be assessed in 2007 its pro rata share of the remediation costs totaling $0.8 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value.

In 2001, the Company closed its Internet video operations. During the six months ended June 30, 2007 and 2006, the Company paid $0.1 million and $0.2 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.3 million at June 30, 2007. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations for the six months ended June 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$2,654	$3,092
Additional provision	—	195
Net payments made during the period	(304)	(402)

Balance at June 30	$2,350	$2,885

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 – Restructuring Charges (Credits)

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations in order to lower continuing operating expenses, and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During the six months ended June 30, 2007 and 2006, the Company paid and charged the restructuring accrual $0.3 million and $0.3 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $5.2 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $0.7 million at June 30, 2007. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the six months ended June 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$1,030	$1,640
Payments made during the period	(299)	(307)

Balance at June 30	$731	$1,333

Note 12 – Other Accrued Liabilities

	June 30, 2007	December 31, 2006
	(in thousands)
Compensation and employee benefits	$2,114	$2,957
Deferred revenue	2,523	4,442
Customer deposits	—	88
Taxes	70	188
Warranty and other product costs	90	75
Interest payable	306	193
Other	469	682

Total	$5,572	$8,625

A reconciliation of the changes in the warranty and other product cost liability account for the six months ended June 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$75	$427
Accruals (adjustments)	62	(229)
Settlements made during the period in cash or in kind	(47)	(12)

Balance at June 30	$90	$186

The adjustment in the warranty and other product cost liability account during the six months ended June 30, 2006 pertains, in part, to the reversal of reserves established in prior years to modify the Company’s products, which the customer has indicated it no longer requires, totaling $0.2 million.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 – Debt

	June 30, 2007	December 31, 2006
	(in thousands)
Notes Payable
Note payable—other	$8	$15
Hillside notes payable	2,354	1,689

Total	$2,362	$1,704

Long-Term Debt
Hillside notes payable	$33,255	$27,658
12% Senior notes	6,963	6,569

Total	$40,218	$34,227

Note Payable – Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated, the Company’s former parent. The outstanding balance at June 30, 2007 is expected to be paid or converted into shares of Common Stock.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of the Company’s former parent, NH Holding Incorporated (“NHI”). The Agreement relates to the pension plans of the Company (the “Ampex” pension plan) and of its former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event the Company is unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside and Ampex.

During the period 2001 through June 30, 2007, Hillside made pension contributions totaling $36.7 million pertaining to the Ampex pension plan and the Media pension plan, of which $6.6 million was paid in the six months ended June 30, 2007. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of these pension contributions. The Company has requested Hillside to fund the remaining contributions due in 2007, which are estimated to total an additional $16.1 million, and may do likewise in future years based on the Company’s liquidity. Hillside made the July 2007 contributions of $4.4 million to the Ampex and Media pension plan.

If Hillside makes all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until after December 31, 2006. On April 15, 2007, principal of $300,000 was due and paid by the Company under the Hillside – Ampex/Sherborne Agreement dated December 1, 1994 (“Hillside Agreement”). The Hillside debt payments as of June 30, 2007 are reflected in the “Maturities of Debt” table. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.95% at June 30, 2007). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for notes issued to Hillside. The Hillside Notes contain certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ampex is currently highly leveraged, and the Company is required to finance significant pension contributions in 2007 and future years, which will require the Company to incur additional debt. The Company received notice from Hillside alleging that Ampex has breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to accelerate approximately $40 million of Hillside Notes. The Company does not agree that any breach has occurred, or that there is any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and the Company has notified Hillside of its position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of the Company’s other obligations, including approximately $7 million of its Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations. To date, Hillside has made scheduled contributions under the Ampex and Media pension plan, and has not notified the Company of any acceleration of the Hillside Notes. Over the last several months, the Company has engaged in discussions with Hillside regarding a possible restructuring of its indebtedness and is currently attempting to engage in further negotiations. To date, the Company has not been able to reach a mutually satisfactory agreement and has no assurance that Hillside will be willing to engage in further negotiations. The accompanying financial statements do not include any adjustments to the carrying amount or classification of the Hillside Notes that might result from the outcome of this uncertainty.

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

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Senior Notes
Accrued interest, beginning of the period	$283	$252
Interest expense	394	351
Cash payments applied to interest	—	—
Issuance of Notes in lieu of cash payment of interest	(377)	(336)

Accrued interest, end of period	$300	$267

Cash payments applied to principal	$—	$—

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and its restricted subsidiaries. The Company is in compliance at June 30, 2007 with the indenture covenants. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and to apply amounts collected to repayment of the Notes. The Senior Noteholders may be entitled to accelerate their indebtedness if Hillside elects to accelerate the Hillside Notes.

Maturities of Debt

The following table summarizes the scheduled maturities of the Company’s debt as of June 30, 2007:

Year	(in thousands)
Remainder of 2007	$1,396
2008	10,154
2009	1,050
2010	9,850
2011	11,712
2012	8,418

Total	$42,580

Note 14 – Other Liabilities

	June 30, 2007	December 31, 2006
	(in thousands)
Other postemployment benefits	$156	$170
Environmental	89	90
Other, principally due NHI, the former parent	557	582

Total	$802	$842

Note 15 – Commitments and Contingencies

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

On November 21, 2006, the District Court granted final judgment in favor of Kodak. The Company has appealed this decision to the Court of Appeals for the Federal Circuit. Since the “121” patent expired on April 11, 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been stayed pending resolution of the appeal. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant. If the Court of Appeals reverses the decisions of the District Court in the favor of Ampex, the Company would intend to finance the cost of a new trial with one or more investment firms who would share in any awards, if any, ultimately received by Ampex.

Also, the Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits, assessments or unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

Ampex’s facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, the Company has continuing liability with respect to environmental contamination related to the facilities and disposal activities of its former Media subsidiary. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that the Company is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2007 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has four environmental investigations, remediation and/or monitoring activities outstanding at June 30, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group that is operating the Company, and is performing mandated clean up activities at the manufacturing facility.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At June 30, 2007, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.0 million, of which $0.8 million is classified as a current liability as it is expected to be paid in 2007, for the estimated expenses it projects it will incur with respect to the three Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 16 – Related Party Transactions

Equity Investment:

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and incurred business development costs of $0.3 million in the six months ended June 30, 2006. These costs consisted primarily of consulting fees and office rent paid to a British investment advisory company hired to perform research on potential investment opportunities located in the United Kingdom. Effective April 1, 2006, the Company discontinued such payments.

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

In the first quarter of 2006, the Company realized a reimbursement from the LLC of $1.5 million of business development expenses incurred during the investment holding period, September 2004 to June 2006, and an incentive fee of $0.8 million resulting from the sale of approximately two-thirds of the limited partnership’s investment in Elementis. An incentive fee of $2.4 million resulting from the sale of the LLC’s remaining investment in Elementis occurred in the third quarter of 2006. The amount of incentive fees retained by the managing member was $1.6 million.

Mr. Bramson was appointed the non-executive Chairman of the Board of Directors of Elementis on June 6, 2005 and its interim CEO on August 9, 2005. In September 2006, Mr. Bramson became a non-executive Director after the election of a new Chairman for Elementis. On April 26, 2007, Mr. Bramson resigned from the Board of Directors of Elementis.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2003, FJC failed to make scheduled interest payments amounting to $205,953 on outstanding notes aggregating $2,794,050 that were to mature in January 2005 and October 2007. Accordingly, in June 2004, after reviewing the matter with legal advisors, Ampex foreclosed on the FJC notes and caused the 85,000 pledged shares, which had a fair market value of $153,000, to be registered in the Company’s name. In connection with the foreclosure transaction, FJC also transferred to the Company 500 additional shares of Class A Common Stock and $12,600 in cash, which represented substantially all of FJC’s other assets. Similarly, in August 2006, SJC indicated that the Company should foreclose on 20,000 shares of Class A Common Stock, pledged against the SJC notes issued to the Company in the principal amount of $1,848,000. Accordingly, on August 7, 2006 Ampex foreclosed on the SJC notes and caused the 20,000 pledged shares, which had a market value of $284,000, to be transferred to Ampex.

The foreclosures did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and SJC. Interest and principal paid by FJC and SJC on the notes in prior years totaling $2.4 million and $0.7 million, respectively, will be retained by Ampex.

Other Transactions:

In November 2006, the Company entered into an office sharing agreement with Sherborne Investors Management LP (“Sherborne LP”) permitting Sherborne LP and certain affiliates to use and occupy a portion of the New York office space, in exchange for Sherborne LP’s payment to the Company of $21,000 per month and reimbursement of certain salary expenses. Sherborne LP is controlled by Sherborne Investors Management GP, LLC, an entity in which Mr. Bramson, the Company’s former CEO, is the managing member and Mr. McKibben, the Company’s CFO, is a member. Under the agreement, Sherborne LP will pay these amounts to the Company from December 2006 until it discontinues use and occupancy of the premises on lease termination in April 2008. During the six months ended June 30, 2007, Sherborne LP paid the Company a total of $126,000 under this agreement, and the Company expects to receive additional payments during the remainder of 2007 and 2008, prior to expiration of the lease, of $126,000 and $84,000, respectively, from Sherborne LP.

Note 17 – Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	June 30, 2007	December 31, 2006
	(in thousands)
Current Obligations
Foreign subsidiary plan	$169	$169
Supplemental retirement plan	721	719

Total current pension and other retirement plans	$890	$888

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2007	December 31, 2006
Long-term Obligations	(in thousands)
Ampex pension plan	$49,480	$54,164
Media pension plan	12,859	14,737
Foreign subsidiary plan	2,797	2,771
Supplemental retirement plan	6,002	6,363

Total long-term pension and other retirement plans	$71,138	$78,035

The remaining pension contributions for the Ampex and Media pension plans due in 2007 and the six months ended June 30, 2008, which are estimated to total $21.4 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations. Payment of these pension contributions are expected to be funded by Hillside pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make additional pension contributions due in future years based on the Company’s liquidity. Hillside has recently alleged that an event of default has occurred under the Hillside Agreement with which we do not agree. To date, Hillside has continued to advance pension contributions as scheduled. See Note 13.

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

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2012. As discussed in Note 13, Hillside paid the Ampex and Media pension contribution, in the amount of $6.6 million, on January 15, 2007 and April 15, 2006. The Company issued additional notes to Hillside. The Company has requested Hillside to fund the remaining contributions due in 2007 which are estimated to total $16.1 million pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity. Hillside made the July 2007 contributions of $4.4 million to the Ampex and Media pension plan.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2007	$13,864	$2,275
2008	9,069	2,761
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314

Total	$49,758	$13,281

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the foreign pension plan were $0.2 million and $2.8 million, respectively, at June 30, 2007. The Company also remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the same discount rate and mortality assumption used in the defined benefit plans. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the supplemental retirement programs were $0.7 million and $6.0 million, respectively, at June 30, 2007.

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

Note 18 — Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(in thousands)
December 31, 2006	$(100,527)	$600	$(99,927)
Current period change	1,564	(7)	1,557

June 30, 2007	$(98,963)	$593	$(98,370)

The net periodic pension cost for the Ampex and Media pension plan for the six months ended June 30, 2007 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2007, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

Note 19 — Income Taxes

In periods when the Company reports taxable income, its effective tax rate is lower than the statutory rate due to the utilization of net operating loss (“NOL”) carry forwards and permanent differences. At December 31, 2006, the Company had NOLs for federal income tax purposes of approximately $189.6 million expiring in the years 2007 through 2024. Of this amount, $3.8 million pertains to windfall tax deductions from employee stock options, which when realized, will be credited to “Other additional capital.” Accordingly, the Company has the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized. In addition, the Company has federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized against capital gains, if any, generated in future periods. The provision for income taxes in the six months ended June 30, 2007 and 2006 also includes foreign withholding taxes on royalty revenue generated in certain Far East locations.

Note 20 — Segment Reporting

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes, excluding restructuring charges (credits), corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

There were no intersegment sales or transfers.

	Three Months Ended June 30, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$5,685	$2,520	$—	$8,205
Interest income	94	—	8	102
Interest expense	—	—	1,005	1,005
Depreciation and amortization	38	—	78	116
Segment income (loss)	525	1,805	(3,080)	(750)
Expenditures for segment assets	11	—	6	17

	Six Months Ended June 30, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$13,389	$7,213	$—	$20,602
Interest income	190	—	17	207
Interest expense	—	—	1,931	1,931
Depreciation and amortization	77	—	157	234
Segment income (loss)	2,073	5,707	(6,051)	1,729
Segment assets	23,381	—	749	24,130
Expenditures for segment assets	16	—	6	22

	Three Months Ended June 30, 2006
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$6,277	$1,555	$—	$7,832
Interest income	72	—	6	78
Interest expense	—	—	689	689
Depreciation and amortization	85	—	130	215
Segment income (loss)	971	(919)	(3,014)	(2,962)
Expenditures for segment assets	25	—	65	90

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$11,796	$4,145	$—	$15,941
Interest income	165	—	12	177
Interest expense	—	—	1,314	1,314
Depreciation and amortization	85	—	130	215
Segment income (loss)	1,686	(2,402)	(4,083)	(4,799)
Segment assets	19,160	—	2,825	21,985
Expenditures for segment assets	31	—	65	96

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2007	2006	2007	2006
	(in thousands)
Segment income (loss) reported above	$(750)	$(2,962)	$1,729	$(4,799)
Loss from discontinued operations	—	(195)	$—	(195)
Provision for income taxes	(9)	(7)	$(15)	(30)

Net income (loss)	$(759)	$(3,164)	$1,714	$(5,024)

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”) and in “Item 1A. Risk Factors” of “Part II – Other Information” of this Form 10-Q. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our continuing operations include the results of our Licensing and Recorders segments. Our licensing segment generates revenues from licenses we grant to companies covering a variety of technologies that we developed in prior years when we designed and manufactured digital video tape recorders and special effects products used in the professional television broadcast and post production industries. Historically, our licensees included other competitive manufacturers of professional products as well as manufacturers of consumer products where we did not compete but where our technology was relevant to their products’ functionality. Licensing our intellectual property has been a significant business segment since 1968.

In recent years, we received substantial royalties from manufacturers of digital still cameras who licensed our rapid image retrieval (“121”) patent. This patent expired in April 2006. Today, the majority of our licensing revenue is derived from manufactures of digital camcorders who we believe use several of our digital compression and image processing patents. These patents expire from 2012 to 2014.

We believe that many of these same patents are also used, or will be useful in the future as improved image quality is desired, by manufacturers of digital still cameras, camera-equipped cellular phones and cable set top boxes. These are very large markets and, if we are successful in executing license agreements with the major manufacturers of these products, we would realize a substantial increase in revenues and profitability. Over the last two years we have had technical and business discussions with several manufacturers of these products and issued claim charts to various manufacturers of digital cameras and camera-equipped cellular phones alleging infringement of certain of our patents that our research suggests are being used in several of their products. To date, these meetings have not resulted in new licensing agreements or continued payments under existing license agreements with digital still camera manufacturers, and we cannot assure you that we will be able to achieve either of these goals.

In prior years when our licensing negotiations had been exhausted we would initiate litigation against the alleged infringing manufacturer, preferably at the International Trade Commission (“ITC”) or alternatively in U.S. District Court. The licensing environment in which we operate is undergoing changes. Accordingly, we are evaluating alternative approaches to intellectual property monetization, including arrangements with third parties.

In May 2007, we entered into an agreement with M-CAM, Inc. (“M-CAM”), a patent research and evaluation firm. This agreement included two phases of operation. The first phase consisted of a due diligence examination of our intellectual property and licensing agreements and a review of M-CAM’s proprietary data base to identify specific licensing strategies to further monetize our intellectual property assets. From the several strategies that were to be identified by M-CAM, we can select up to two initiatives whereby M-CAM would be able to demonstrate its effectiveness in assisting in the establishment of new licensing agreements on our behalf. M-CAM is entitled to receive a monthly retainer of up to $50,000 per month for six months if we select two initiatives and $25,000 per month for six months if we select fewer than two initiatives. M-CAM also is entitled to receive 25% of the net proceeds realized from selected transactions.

Additional internal or external resources will be required to pursue these and any other opportunities identified by M-CAM. There can be no assurance that any of the opportunities identified by M-CAM will result in increased licensing revenues to us. Due to recent actions taken by Hillside Capital Incorporated (“Hillside”), a former affiliated company, as more fully described under “Item 3. Defaults Upon Senior Securities,” it will be difficult for us to raise the requisite financing to pursue these opportunities. In July 2007, we received a draft term sheet from ValueVest Management Company II, Inc. (“ValueVest”), an investment company that currently owns 13.7% of our Common Stock, which proposed that we would transfer ownership of certain of our patents and other intangible assets for an initial payment of $7 million and a future participation interest of 50% of the net profits realized by a new, special purpose vehicle that would also be funded by ValueVest and managed by M-CAM. We expect to have detailed discussions with ValueVest and M-CAM in the third quarter of 2007 to explore the specifics of this proposal before any decision can be made.

Over the past few years, we have incurred significant external litigation costs to enforce our patents, primarily in regards to litigation we initiated against Eastman Kodak Company (“Kodak”) for infringement of our rapid image retrieval patent (“121” patent) in their digital still cameras. On November 21, 2006, the U.S. District Court of Delaware (“District Court”) granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been stayed pending resolution of the appeal. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant. We have been advised that oral argument could occur during 2007 and a final decision should be expected during early 2008. Since the “121” patent expired in April 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. If the Court of Appeals reverses the decisions of the District Court in our favor, we would seek to finance the cost of a new trial with one or more investment firms who would share in any awards, if any, ultimately received by us. There can be no assurance that we will be able to reach an agreement with one or more investment firms for this purpose.

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

We are obligated to make significant debt service payments over the next several years. A significant amount of our debt results from borrowings from Hillside, which, together with us, is obligated to make pension contributions to our underfunded defined benefit pension plans under a Joint Settlement Agreement with the Pension Benefit Guaranty Corporation (“PBGC”). Significant additional pension contributions are also scheduled to be paid over the next several years to these plans, which we expect to fund by additional borrowings from Hillside, depending on our liquidity.

As disclosed below under “Item 3. Defaults Upon Senior Securities,” on July 13, 2007, we received notice from Hillside alleging that we have breached the Hillside-Ampex/Sherborne Agreement dated December 1, 1994 (the “Hillside Agreement”), and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to accelerate approximately $40 million of notes from Hillside (“Hillside Notes”). We do not agree that any breach has occurred, or that there is any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we have notified Hillside of our position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $7 million of our Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations. To date, Hillside has made scheduled contributions under our and Media’s pension plan, and has not notified us of any acceleration of the Hillside Notes. Over the last several months, we have engaged in discussions with Hillside regarding a possible restructuring of our indebtedness and are currently attempting to engage in further negotiations. To date, we have not been able to reach a mutually satisfactory agreement and have no assurance that Hillside will be willing to engage in further negotiations. The accompanying financial statements do not include any adjustments to the carrying amount or classification of the Hillside Notes that might result from the outcome of this uncertainty.

Based on our projected operations, we believe that we have sufficient financial resources and/or will generate cash flow to service our all of our obligations, including indebtedness, for the next 12 months, absent any significant downturn in our businesses or acceleration by Hillside. However, beginning in late 2008 and thereafter we are scheduled to pay principal and interest on the Hillside Notes that substantially exceed the cash flow that our businesses, as presently configured, are projected to generate. Accordingly, we are exploring opportunities to monetize our intellectual property, including forming licensing joint ventures with third parties and other arrangements that might eliminate this projected cash flow shortfall. To date, we have not entered into any such agreements. We cannot assure you that we will be successful in doing so, nor can we assure you that, even if we enter into a definitive agreement, it would result in any increased revenues. If our intellectual property monetization efforts are not successful, we will be required to pursue alternative strategies, such as selling assets, restructuring our other indebtedness or raising additional debt or equity capital. We cannot assure you that any of these strategies will be successful, or that they will be permitted under the terms of our debt indentures. If Hillside were to accelerate the Hillside Notes and we were unable to restructure our indebtedness or were unable to obtain sufficient additional funding to service our indebtedness, we might be forced to reorganize under federal bankruptcy laws.

We are assessed foreign withholding taxes on royalty income generated in certain Far East locations. Our effective tax rate was lower than the statutory rate due to the utilization of federal and state net operating loss (“NOL”) carryforwards. At December 31, 2006, the amount of unused NOL carryforwards available to offset future federal taxable income totaled approximately $189.6 million. In recent years, we have provided a 100% valuation reserve against our NOL carryforwards and net deferred tax assets. We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.

Periodically, we are required to adjust reserves established in prior years for restructured activities due to subsequent favorable or unfavorable developments. In the three and six months ended June 30, 2007 and 2006, there were no adjustments recorded.

We are also required periodically to adjust reserves established in prior years for discontinued operations for subsequent favorable or unfavorable developments that are directly related to the operations of the discontinued businesses. In the three and six months ended June 30, 2007, there were no adjustments recorded. In the three and six months ended June 30, 2006, reserves were decreased by $0.2 million.

In addition to foreign currency translation adjustments, which are typically minor in amount, at the end of each year we include in “Other comprehensive income (loss), net of tax,” a minimum pension adjustment reflecting an actuarially computed increase or decrease in accumulated benefit obligations over pension plan assets of the Ampex and Media pension plans. Historically, such annual pension adjustments have fluctuated widely.

On July 23, 2007, our Board of Directors expanded the size of our Board from six to seven directors, and elected Charles W. (“Bill”) Dyke to serve as a Class II director to fill the newly created position. Mr. Dyke retired from the U.S. Army as a Lieutenant General in 1988, and currently serves as Chairman and CEO of International Technology and Trade Associates, Inc., an international consulting firm which he founded in 1989. With the election of Mr. Dyke as an independent director, we regained compliance with Nasdaq’s requirement to have a majority of independent directors.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on our balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which we adopted effective December 31, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

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

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2005 and the six months ended June 30, 2007, we have reported losses in recent years and during 2006. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Environmental Liabilities

Our facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. We are engaged in a number of environmental investigations, remediation and/or monitoring activities, some of which involve the participation of state and local government agencies. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with AICPA Statement of Position No. 96-1: “Environmental Remediation Liabilities.” We

continually assess these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and our pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. For a discussion of our contingencies related to environmental matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Note 15 of Notes to Unaudited Consolidated Financial Statements.

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

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2007	2006	2007	2006
Licensing Segment
Running licensing revenues	$2.5	$1.6	$5.3	$4.1
Prior period and prepaid licensing revenues	—	—	1.9	—

Total licensing revenues	$2.5	$1.6	$7.2	$4.1

Recorders Segment
Data acquisition and instrumentation recorders	$2.7	$2.1	$7.0	$4.2
Mass data storage tape drives and library systems	0.9	1.9	1.9	2.7
Service revenue	1.8	2.0	3.6	4.1
Other (including professional video products)	0.3	0.3	0.9	0.8

Total net product and service revenue	$5.7	$6.3	$13.4	$11.8

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Licensing Revenue. Licensing revenue was $2.5 million and $7.2 million in the three and six months ended June 30, 2007 compared to $1.6 million and $4.1 in the three and six months ended June 30, 2006. Licensing revenue is derived from royalties that we receive from licensing our patents.

Running royalties are based on quarterly sales by the licensees reported to the Company within 60 days after the end of the respective quarter. We earned running royalties of $5.3 million in the six months ended June 30, 2007, substantially all of which was earned from manufacturers of digital camcorders. We earned running royalties of $2.2 million from manufacturers of digital camcorders and $1.9 million from manufacturers of digital still cameras and other products in the six months ended June 30, 2006. The increase in running royalties on camcorders in 2007 results from royalties paid by Sony Corporation (“Sony”) on their digital camcorder sales subject to an agreement which commenced on April 12, 2006. This offset the decline in digital still camera running royalties due to the expiration of the “121” patent on April 11, 2006. The increase in total licensing revenue resulted largely from the recognition in the first quarter of 2007 of a non-recurring lump sum royalty prepayment with a manufacturer of camcorders that covers the manufacturer’s obligation to pay royalties on product shipments through August 2011. There were no one-time royalty settlements or prepayments in the six months ended June 30, 2006. Due to one-time royalty settlements covering prior and future periods, the expiration of certain patents and the terms and periods covered by licensing agreements, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods. In 2007, we intend to explore additional ways we might monetize our intellectual property, including potential licensing joint ventures with third parties and asset securitization transactions. However, there can be no assurance that these efforts will be successful.

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

Product Revenue. Product revenue generated by our Recorders segment decreased to $3.9 million in the three months ended June 30, 2007 from $4.3 million in the three months ended June 30, 2006 and increased to $9.8 million in the six months ended June 30, 2007 from $7.7 million in the six months ended June 30, 2006. Government agencies and defense contractors and commercial airframe manufacturers are currently our principal customers for the Recorders segment. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid state memory-based data acquisition recorders used in intelligence gathering activities and airframe flight certification. Revenues in the six months ended June 30, 2007 from these new data acquisition recorders increased to $6.5 million from $3.0 million in the six months ended June 30, 2006. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. These new products could lead to a further increase of product revenues over current levels. While we have recently been awarded significant multi-year contracts for our disk- and solid state-based instrumentation recorders, there can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved.

Our backlog of firm orders was $4.7 million at June 30, 2007 compared to $5.9 million at December 31, 2006. The decline in backlog results from completing a multi-year contract with The Boeing Company (“Boeing”) for our new disk- and solid state-based data instrumentation recorders used in the development of the 787 airplane We have received orders from Boeing and the U.S. Navy, totaling $9.0 million, which are not included in backlog at June 30, 2007 as they contain cancellation clauses or require receipt of purchase orders against the contract. We have shipped $1.2 million against these orders. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods. In 2007, we intend to assess additional opportunities to grow our Recorders segment and will invest additional resources in areas that we believe support our competitive strengths.

Service Revenue. Total service revenue generated by our Recorders segment in the three and six months ended June 30, 2007 was $1.8 million and $3.6 million compared to $2.0 million and $4.1 million for the three and six months ended June 30, 2006. We expect that service revenue will decline over time as older tape-based products are replaced with newer disk- or solid state memory-based instrumentation recorders.

Intellectual Property Costs. Intellectual property costs include external legal costs as well as certain internal costs, described below, pertaining to the enforcement of our patents. Intellectual property costs also include external legal costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the six months ended June 30, 2007 and 2006, we incurred external legal costs in the amount of $0.3 million and $5.6 million, respectively, in connection with our suit against Kodak. Because our suit against Kodak is on appeal, our external litigation costs during 2007 are expected to significantly decrease from 2006 amounts. If the appeal is successful and the case is remanded for trial, we plan to seek to finance this litigation or seek contingency arrangements that would share any ultimate settlement with others in exchange for financing the costs of the trial. While our strategy is to negotiate reasonable royalty agreements and pursue a “non-litigation” approach to patent monetization, we may be forced to incur litigation costs in the protection of our intellectual property.

There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers, engineers and employ outside contractors that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. We also expect to incur additional costs in future years investigating and analyzing whether manufacturers of consumer digital imaging products are utilizing our other digital imaging and data compression technologies as well as to support patent monetization strategies that M-CAM and others may develop. Our agreement with M-CAM currently provides for a monthly retainer of up to $50,000 for six months should we identify two projects ($25,000 if less than two projects) where M-CAM is to be involved, and a success fee of up to 25% of future net revenues generated by the transactions. Thereafter, fee arrangements will need to be negotiated between the parties. M-CAM has indicated that costs to pursue all of the initiatives it has identified will total several million annually, and success fees would be paid to M-CAM as well. Our current cash flow is not sufficient to self-finance all of these initiatives. If we determine to pursue these initiatives, we will attempt to obtain additional resources through third party financing. We have received a draft term sheet covering additional intellectual property monetization strategies from ValueVest, an investment company that also holds 13.7% of our Common Stock. We expect to have detailed discussions with ValueVest and M-CAM in the third quarter of 2007 to explore the specifics of this proposal before any decision can be made. We have not yet determined to pursue any particular third party patent monetization strategies at this stage, and any such strategy might be conditioned upon obtaining funding. Furthermore we cannot assure you that the pursuit of any such strategy will result in additional revenues.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 49.0% and 49.3% in the three and six months ended June 30, 2007 compared to 49.3% and 51.1% in the three and six months ended June 30, 2006. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. During the six months ended June 30, 2006, we reduced our retrofit reserve associated with product sold in a prior period by $0.2 million based on the acknowledgement by the customer that no further liability exists.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 29.1% and 28.7% in the three and six months ended June 30, 2007 compared to 29.2% and 28.8% in the three and six months ended June 30, 2006. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 is due primarily to an increase in engineering personnel coupled with costs incurred to produce peripheral products to enhance the DDRs ruggedized disk- and DSRs solid state memory-based data acquisition recorders. Such costs are expected to continue to increase as we develop new and enhanced products.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $3.6 million in the three months ended June 30, 2007 from $3.7 million in the three months ended June 30, 2006 and increased to $7.3 million in the six months ended June 30, 2007 from $6.1 million in the six months ended June 30, 2006.

In the six month period ended June 30, 2006 we received reimbursements of prior period business development expenses due to the sale of investments. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no corporate administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2007	2006	2007	2006
Recorders segment	$1.6	$1.6	$3.3	$3.0
Corporate	2.0	2.1	4.0	3.1

Total	$3.6	$3.7	$7.3	$6.1

The principal components of corporate selling and administrative expense are listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2007	2006	2007	2006
U.S. and foreign pension expense	$0.7	$0.8	$1.5	$1.6
Legal and accounting fees	0.3	0.3	0.6	0.8
Corporate salaries and benefits	0.4	0.3	0.7	0.5
Stock based compensation expense	0.1	0.1	0.2	0.3
Business development expenses, net of reimbursements	—	—	—	(1.2)

Beginning in 2006, we began to expense the fair value of stock options and restricted stock awards over the period such options and awards vest. We expensed $0.2 million and $0.3 million in the six months ended June 30, 2007 and 2006, respectively.

Corporate selling and administrative expenses during 2006 also included business development expenses to identify new investment and other income-generating opportunities. Business development expenses, including consulting fees and office rent paid to a British investment advisory company, totaled $0.3 million in the six months ended June 30, 2006. We discontinued payments to the investment advisory company on April 1, 2006. In the six months ended June 30, 2006, we received reimbursement of $1.5 million of business development expenses incurred from 2004 to 2006 when an investment was sold. See “Note 16 – Related Party Transactions” of the Notes to Unaudited Consolidated Financial Statements.

Operating Income (Loss). We reported operating income of $0.2 million and $3.6 million in the three and six months ended June 30, 2007, respectively, compared to an operating loss of $2.2 million and $4.1 million for the three months ended June 30, 2006, respectively. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in millions)
	2007	2006	2007	2006
Licensing segment	$1.8	$(0.9)	$5.7	$(2.4)
Recorders segment	0.4	0.9	1.9	1.5
Unallocated corporate	(2.0)	(2.2)	(4.0)	(3.2)

Operating income (loss)	$0.2	$(2.2)	$3.6	$(4.1)

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

Interest Expense. Interest expense increased to $1.0 million and $1.9 million in the three and six months ended June 30, 2007 compared to $0.7 million and $1.3 million in the three and six months ended June 30, 2006 due to the issuance of additional Hillside Notes in the amount of $14.6 million over the twelve month period ended June 30, 2007. We made cash payments of interest totaling $0.7 million and $1.4 million in the three and six months ended June 30, 2007 compared to interest totaling $0.5 million and $0.9 million in the three and six months ended June 30, 2006. Interest of $0.4 million and $0.4 million not paid in cash in the six months ended June 30, 2007 and 2006, respectively, was capitalized and added to the principal amount of the related debt obligation.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short-term investments.

Other (Income) Expense, Net. In the six months ended June 30, 2006, we realized $0.8 million of incentive fees, which were assigned to us by the managing member of an investment limited liability company (“LLC”) upon the sale of the LLC’s investment in a British specialty chemical company. We credited these incentive fees against other (income) expense, net. See “Note 16 – Related Party Transactions” of Notes to Unaudited Consolidated Financial Statements. We do not expect to receive any additional incentive fees from these entities.

Other income (expense), net, also includes foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for Income Taxes. The provision for income taxes in the three and six months ended June 30, 2007 and 2006 included foreign and state income taxes and withholding taxes on royalty revenue generated in certain Far East locations. At December 31, 2006, we had federal NOLs for income tax purposes of approximately $189.6 million, expiring in the years 2007 through 2024. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized.

Loss from Discontinued Operations. In the three and six months ended June 30, 2006, we increased the reserve for the amount of net liabilities for discontinued operations to include additional expected costs associated with a facility lease related to our former Internet video operations. In the three and six months ended June 30, 2007, there was no adjustment to the net liabilities for discontinued operations required. See Note 10 of Notes to Unaudited Consolidated Financial Statements.

Net Income (Loss). We reported a net loss of $0.8 million and $3.2 million in the three months ended June 30, 2007 and June 30, 2006, respectively, and net income of $1.7 million and a net loss of $5.0 million in the six months ended June 30, 2007 and June 30, 2006 respectively, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended June 30, 2007 and 2006.

Liquidity and Capital Resources

General. Cash and marketable securities totaled $11.3 million at June 30, 2007. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at June 30, 2007 totaled $42.6 million.

Cash Flow. We used cash from continuing operating activities totaling $6.4 million and $7.7 million in the six months ended June 30, 2007 and 2006, respectively. The use of cash in the six months ended June 30, 2007 resulted primarily from the payment of Ampex and Media pension contributions and payment of legal fees included in accounts payable at December 31, 2006. The use of cash in the six months ended June 30, 2006 resulted primarily from legal costs related to the Kodak litigation. Cash used by discontinued operations totaled $0.3 million and $0.2 million in each of the six months ended June 30, 2007 and 2006, respectively.

Ampex is currently highly leveraged, and we are required to finance significant pension contributions in 2007 and future years, which will require us to incur additional debt. As disclosed below under “Item 3. Defaults Upon Senior Securities,” on July 13, 2007, we received notice from Hillside alleging that we have breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to accelerate approximately $40 million of Hillside Notes. We do not agree that any breach has occurred, or that there is any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we have notified Hillside of our position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $7 million of our Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations. To date, Hillside has made scheduled contributions under our and Media’s pension plan, and has not notified us of any acceleration of the Hillside Notes. Over the last several months, we have engaged in discussions with Hillside regarding a possible restructuring of our indebtedness and are currently attempting to engage in further negotiations. To date, we have not been able to reach a mutually satisfactory agreement and have no assurance that Hillside will be willing to engage in further negotiations. The accompanying financial statements do not include any adjustments to the carrying amount or classification of the Hillside Notes that might result from the outcome of this uncertainty.

Based upon our projected operations, we believe that we have sufficient financial resources and/or will generate cash flow to service all of our obligations, including indebtedness, for the next 12 months, absent any significant downturn in our businesses or acceleration by Hillside. However, beginning in late 2008 and thereafter we are scheduled to pay principal and interest on the Hillside Notes that substantially exceed the cash flow that our businesses, as presently configured, are projected to generate. Accordingly, we are exploring opportunities to monetize our intellectual property, including forming licensing joint ventures with third parties and other arrangements that might eliminate this projected cash flow shortfall. To date, we have not entered into any such agreements. We cannot assure you that we will be successful in doing so, nor can we assure you that, even if we enter into a definitive agreement, it would result in any increased revenues. If our intellectual property monetization efforts are not successful, we will be required to pursue alternative strategies, such as selling assets, restructuring our other indebtedness or raising additional debt or equity capital. We cannot assure you that any of these strategies will be successful, or that they will be permitted under the terms of our debt indentures. The allegations by Hillside, together with recent tightening in the credit market, may make it more difficult for us to raise additional capital. If Hillside were to accelerate the Hillside Notes and we were unable to restructure our indebtedness or were unable to obtain sufficient additional funding to service our indebtedness, we might be forced to reorganize under federal bankruptcy laws.

Senior Debt. As of June 30, 2007 we had outstanding approximately $42.6 million of total borrowings, which includes approximately $7.0 million under our 12% Senior Notes due August 2008 and $35.6 million of Hillside Notes.

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by our restricted subsidiaries and us. In the event of a default, the holders of the Senior Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and to apply amounts collected to repayment of the Senior Notes. The Senior Noteholders may be entitled to accelerate their indebtedness if Hillside elects to accelerate the Hillside Notes.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2007	$13,864	$2,275
2008	9,069	2,761
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314

Total	$49,758	$13,281

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in 2007 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
July 2007	$3,274	$1,138
September 2007	7,316	—
October 2007	3,274	1,137

	$13,864	$2,275

Hillside made the July 2007 contributions to the Ampex and Media pension plan and we have requested Hillside to make the remaining scheduled payments due in 2007.

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of our former parent, NH Holding Incorporated (“NHI”). The Agreement relates to our pension plan (the “Ampex” pension plan) and the pension plan of our former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Agreement, Ampex and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside and Ampex. The PBGC has recently contacted the Company seeking additional information on any prospective sale of assets, including the sale of our patents to special purpose vehicles that may be established to monetize our intellectual property.

During the period 2001 through June 30, 2007, Hillside made pension contributions totaling $36.7 million pertaining to the Ampex pension plan and the Media pension plan, of which $6.6 million was paid in the six months ended June 30, 2007 and $1.5 million was paid in the six months ended June 30, 2006. We issued Hillside Notes, as discussed below, in the amount of the pension contributions and amounts advanced by Hillside in prior years. We have requested Hillside to fund the remaining contributions due in 2007, which are estimated to total $16.1 million, and we may do likewise in future years based on our liquidity. Hillside satisfied its obligations to fund scheduled contributions through July 2007. However, as a precursor to its July 2007 payment, Hillside alleged that we had failed to make all commercially reasonable efforts to obtain the funds needed from sources other than Hillside to make that payment, which totaled $4.4 million. Hillside has alleged that an event of default under the Hillside Agreement has occurred. If ultimately proven to be correct, all outstanding debt payable by us to Hillside would become due and payable to Hillside. However, we believe that no default has occurred and that we have exercised commercially reasonable efforts as required by the Hillside Agreement, and we intend to vigorously defend our position.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension plans, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.95% at June 30, 2007). We granted to Hillside a security interest in Data Systems’ inventory as collateral for the Hillside Notes. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

Off-Balance Sheet Arrangements. During the six months ended June 30, 2007 and 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations. An aggregate listing of our contractual obligations and commercial commitments as of June 30, 2007, excluding interest, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Senior debt (a)	$6,963	$—	$6,963	$—	$—
Other debt (b)	35,617	2,362	19,087	14,168	—
Pension and other retirement plans (c)	72,028	22,331	20,847	19,455	9,395

(a)	The maturity date of the Senior Notes is August 2008. Pursuant to the agreement, substantially all Available Cash Flow, as defined in the agreement, is to be applied to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 13 of the Notes to Unaudited Consolidated Financial Statements. Also, the Senior Noteholders may be entitled to accelerate their Notes in the event that Hillside accelerates their indebtedness.
(b)	Other debt includes the Hillside Notes and Notes payable—other. See Note 13 of the Notes to Unaudited Consolidated Financial Statements. These amounts may be subject to significant increases attributable to additional Hillside Notes that we may issue in 2007 and future years in connection with our pension obligations. See footnote (c) below. As disclosed below under “Item 3. Defaults Upon Senior Securities,” on July 13, 2007, we received notice from Hillside alleging that we have breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to accelerate approximately $40 million of Hillside Notes. We do not agree that any breach has occurred, or that there is any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we have notified Hillside of our position.
(c)

Pension and other retirement plans include estimated pension contributions for the Ampex Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected, or if the actuarial assumptions change, future pension contributions could increase over amounts shown above. Payment of future pension contributions for the Ampex Plan and the Media Plan are expected to be funded pursuant to the terms of the Joint Settlement Agreement. The Company may request Hillside to make pension contributions due in future years, whereby long-term notes will be issued to Hillside in the amount of the contribution, based on the Company’s liquidity. See Note 17 of the Notes to Unaudited Consolidated Financial Statements and “Item 3. Default Upon Senior Securities.” Pension and other retirement plans also include a foreign defined benefit plan and domestic supplementary retirement plans at $9.7 million.

There has been no material change to the operating lease disclosure made in the 2006 Form 10-K.

	Amount of Commitment Expiration per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit (a)	$1,522	$1,522	$—	$—	$—

(a)	We have obtained standby letters of credit from a bank to support our obligations under various building leases, which are required to be renewed through the lease term. We have collateralized these standby letters of credit with cash.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the disclosure made in the 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in management’s evaluation that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the ITC proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we sought monetary damages for infringement of the patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, the date the patent expired. The ITC case was withdrawn to enable the District Court case to proceed. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. We have been advised that oral argument could occur during 2007 and a final decision should be expected during early 2008. If the Court of Appeals reverses the decisions of the District Court in our favor, we would intend to finance the cost of a new trial with one or more investment firms who would share in any awards, if any, ultimately received by us.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigations, remediation and/or monitoring activities outstanding at June 30, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. During the six months ended June 30, 2007 and 2006, we spent a total of approximately $0.2 million and $0.2 million, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.8 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At June 30, 2007, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.0 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

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

Ampex is currently highly leveraged, and we are required to finance significant pension contributions in 2007 and future years, which will require us to incur additional debt. As disclosed below under “Item 3. Defaults Upon Senior Securities,” on July 13, 2007, we received notice from Hillside alleging that we have breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to accelerate approximately $40 million of Hillside Notes. We do not agree that any breach has occurred, or that there is any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we have notified Hillside of our position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $7 million of our Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations. To date, Hillside has made scheduled contributions under our and Media’s pension plan, and has not notified us of any acceleration of the Hillside Notes. Over the last several months, we have engaged in discussions with Hillside regarding a possible restructuring of our indebtedness and are currently attempting to engage in further negotiations. To date, we have not been able to reach a mutually satisfactory agreement and have no assurance that Hillside will be willing to engage in further negotiations. The accompanying financial statements do not include any adjustments to the carrying amount or classification of the Hillside Notes that might result from the outcome of this uncertainty.

Based upon our projected operations, we believe that we have sufficient financial resources and/or will generate cash flow to service all of our obligations, including indebtedness, for the next 12 months, absent any significant downturn in our businesses or acceleration by Hillside. However, beginning in late 2008 and thereafter we are scheduled to pay principal and interest on the Hillside Notes that substantially exceed the cash flow that our businesses, as presently configured, are projected to generate. Accordingly, we are exploring opportunities to monetize our intellectual property, including forming licensing joint ventures with third parties and other arrangements that might eliminate this projected cash flow shortfall. To date, we have not entered into any such agreements. We cannot assure you that we will be successful in doing so, nor can we assure you that, even if we enter into a definitive agreement, it would result in any increased revenues. If our intellectual property monetization efforts are not successful, we will be required to pursue alternative strategies, such as selling assets, restructuring our other indebtedness or raising additional debt or equity capital. We cannot assure you that any of these strategies will be successful, or that they will be permitted under the terms of our debt indentures. The allegations by Hillside, together with recent tightening in the credit market, may make it more difficult for us to raise additional capital. If Hillside were to accelerate the Hillside Notes and we were unable to restructure our indebtedness or were unable to obtain sufficient additional funding to service our indebtedness, we might be forced to reorganize under federal bankruptcy laws.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the second quarter of 2007 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the second quarter of 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed in our Current Report on Form 8-K, filed July 19, 2007, we received a notice from Hillside Capital Incorporated (“Hillside”) on July 13, 2007 alleging that we have breached the Hillside-Ampex/Sherborne Agreement dated December 1, 1994 (the “Hillside Agreement”), and further alleging that if this breach was not cured within ten days after we received the notice, i.e., by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare approximately $40 million of notes previously issued by us to Hillside under the Hillside Agreement (the “Hillside Notes”) to be immediately due and payable. To date, Hillside has not notified us of any such acceleration. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $7 million of our Senior Notes due August 2008, which would entitle holders of that indebtedness to accelerate the maturity of those obligations. We do not agree that any breach has occurred, or that there is any basis for declaring a default under the Hillside Agreement or declaring the Hillside Notes to be due and payable. We have notified Hillside of our position, and we intend to vigorously defend our position if ultimately required to do so. For a more detailed discussion of the Hillside Agreement and the nature of the breach alleged by Hillside, see “Part I – Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2007, we held our Annual Meeting of Stockholders (the “Annual Meeting”). The following matters were voted on at the Annual Meeting:

Election of Directors

Our stockholders elected the following individuals as Class I directors of Ampex for three-year terms that will expire at the 2010 Annual Meeting of Stockholders:

	Votes For	Votes Withheld	Broker Non-Votes
D. Gordon Strickland	3,622,966	26,085	0
Ned S. Goldstein	3,620,845	28,206	0

Ratification of BDO Seidman, LLP as Independent Registered Public Accounting Firm

Our stockholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the 2007 fiscal year, by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,593,575	4,653	50,822	0

ITEM 5.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the second quarter of fiscal 2007 that was not so reported.

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

AMPEX CORPORATION

Date: August 13, 2007	/s/ D. GORDON STRICKLAND
D. Gordon Strickland
President and Chief Executive Officer

Date: August 13, 2007	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1*	Letter agreement dated April 5, 2007 between D. Gordon Strickland and Craig L. McKibben regarding management incentive compensation.

31.1*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.