Form 10-Q
period 2007-09-30
AMPEX CORP /DE/
filed 2007-11-14
CIK 887433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, the aggregate number of outstanding shares of our Class A Common Stock, $0.01 par value, was 3,924,506. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended September 30, 2007

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,141	$11,719
Accounts receivable (net of allowances of $117 in 2007 and $125 in 2006)	4,479	5,235
Inventories	6,142	6,366
Royalties receivable	79	270
Cash collateral on letter of credit	1,522	1,522
Other current assets	1,075	510

Total current assets	22,438	25,622
Property, plant and equipment	639	923
Other assets	252	372

Total assets	$23,329	$26,917

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$10,794	$1,704
Accounts payable	1,220	3,315
Net liabilities of discontinued operations	1,075	1,249
Accrued restructuring costs	582	594
Pension and other retirement plans	900	888
Other accrued liabilities	5,548	8,625

Total current liabilities	20,119	16,375
Long-term debt	40,496	34,227
Pension and other retirement plans	61,133	78,035
Other liabilities	783	842
Accrued restructuring costs	—	436
Net liabilities of discontinued operations	1,268	1,405

Total liabilities	123,799	131,320

Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares
Issued and outstanding - none	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares
Issued and outstanding - none	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares
Issued and outstanding - none	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares
Issued and outstanding - none	—	—
Common stock, $0.01 par value:
Class A:
Authorized: 175,000,000 shares in 2007 and in 2006
Issued and outstanding - 3,924,506 shares in 2007; 3,820,473 in 2006	39	38
Class C:
Authorized: 50,000,000 shares
Issued and outstanding - none	—	—
Other additional capital	455,609	455,237
Accumulated deficit	(458,577)	(459,751)
Accumulated other comprehensive loss	(97,541)	(99,927)

Total stockholders’ deficit	(100,470)	(104,403)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,329	$26,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Licensing revenue	$2,657	$3,246	$9,870	$7,391
Product revenue	4,883	3,213	14,682	10,900
Service revenue	1,847	2,167	5,437	6,276

Total revenue	9,387	8,626	29,989	24,567

Intellectual property costs	656	1,820	2,162	8,367
Cost of product revenue	2,378	1,946	7,206	5,877
Cost of service revenue	530	582	1,560	1,767
Research, development and engineering	1,306	1,014	3,661	3,229
Selling and administrative	3,939	3,241	11,248	9,358

Total costs and operating expenses	8,809	8,603	25,837	28,598

Operating income (loss)	578	23	4,152	(4,031)
Media pension costs	67	185	181	556
Interest expense	1,169	768	3,100	2,082
Amortization of debt financing costs	2	1	4	3
Interest income	(92)	(67)	(299)	(244)
Other (income) expense, net	(118)	(2,713)	(113)	(3,478)

Income (loss) from continuing operations before income taxes	(450)	1,849	1,279	(2,950)
Provision for income taxes	—	10	15	40

Income (loss) from continuing operations	(450)	1,839	1,264	(2,990)
Loss from discontinued operations (net of taxes of nil in 2007 and 2006)	(90)	—	(90)	(195)

Net income (loss)	(540)	1,839	1,174	(3,185)
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	783	982	2,347	2,947
Foreign currency translation adjustments	46	(25)	39	22

Comprehensive income (loss)	$289	$2,796	$3,560	$(216)

Basic income (loss) per share from continuing operations	$(0.12)	$0.48	$0.33	$(0.78)

Basic loss per share from discontinued operations	$(0.02)	$0.00	$(0.02)	$(0.05)

Basic income (loss) per share	$(0.14)	$0.48	$0.30	$(0.83)

Weighted average number of basic common shares outstanding	3,890,506	3,819,268	3,871,689	3,816,547

Diluted income (loss) per share from continuing operations	$(0.12)	$0.47	$0.33	$(0.78)

Diluted loss per share from discontinued operations	$(0.02)	$0.00	$(0.02)	$(0.05)

Diluted income (loss) per share	$(0.14)	$0.47	$0.30	$(0.83)

Weighted average number of diluted common shares outstanding	3,890,506	3,875,505	3,876,706	3,816,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$1,174	$(3,185)
Loss from discontinued operations	90	195
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	357	321
Accretion of interest expense	593	534
Stock based compensation expense	292	308
Ampex and foreign periodic pension cost	2,143	2,391
Media periodic pension cost	182	556
Loss on the sale of assets	—	2
Incentive fees realized from limited liability company	—	(3,239)
Changes in operating assets and liabilities:
Accounts receivable	791	177
Inventories	211	(863)
Royalties receivable	191	143
Other assets	(433)	(375)
Accounts payable	(2,098)	(375)
Ampex and Media pension contributions	(16,479)	(6,833)
Accrued restructuring costs	(448)	(460)
Other liabilities and income tax payable	(3,493)	(2,464)

Net cash used in continuing operations	(16,927)	(13,167)
Net cash used in discontinued operations	(401)	(559)

Net cash used in operating activities	(17,328)	(13,726)

Cash flows from investing activities:
Incentive fees realized from limited liability company	—	3,239
Deferred gain on sale of assets	(38)	(38)
Net proceeds on sale of assets	—	4
Additions to property, plant and equipment	(77)	(108)

Net cash provided by (used in) investing activities	(115)	3,097

Cash flows from financing activities:
Borrowings under debt agreements	16,479	6,833
Repayments under debt agreements	(1,716)	(10)
Proceeds from issuance of common stock	81	85

Net cash provided by financing activities	14,844	6,908

Effects of exchange rates on cash	21	27

Net decrease in cash and cash equivalents	(2,578)	(3,694)
Cash and cash equivalents, beginning of period	11,719	13,070

Cash and cash equivalents, end of period	$9,141	$9,376

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The financial statements presented in this Form 10-Q do not include any adjustments to the carrying values of assets or liabilities or to the classification of debt that might result from any debt restructuring or plan of reorganization that might ultimately be approved by the Company and its lenders as more fully described in Note 13.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at September 30, 2007 and December 31, 2006 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $3.6 million and $3.0 million in the nine months ended September 30, 2007 and 2006, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $0.1 million and $0.2 million in the nine months ended September 30, 2007 and 2006, respectively.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense of $292 thousand and $308 thousand, included in selling and administrative expenses, during the nine months ended September 30, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has not recognized excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows due to its net operating loss position.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2007. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of September 30, 2007, $541 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next nine quarters.

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

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at September 30, 2007 and December 31, 2006 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 13.

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

The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 311,490 shares were available for grant as of September 30, 2007.

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

On February 16, 2007, the Board of Directors elected D. Gordon Strickland as the Company’s Chief Executive Officer, President and a director, and pursuant to an employment agreement granted to Mr. Strickland stock options under the Company’s Stock Incentive Plan to purchase 25,000 shares of Common Stock. The options are exercisable at $19.63 per share, which was the fair market value on the date of grant. The options are exercisable as to 12,500 of the underlying shares on each of February 16, 2008 and February 16, 2009 and will expire as to all such shares on February 16, 2010. No stock options were granted during the three and nine-month periods ended September 30, 2006.

At September 30, 2007, there were 33,135 options outstanding under the Stock Incentive Plan, including 8,135 vested options. The exercise prices range from $19.63 to $21.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is three years or ten years. In the nine months ended September 30, 2007, no stock options vested during the period. In the nine months ended September 30, 2006, 15,500 stock options vested during the period.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2005	311,292	154,066	$ 1.15 - 38.25	$1,413,994	$9.18
Exercised	—	(47,700)	1.15 - 2.40	(85,380)	1.79

Balances, September 30, 2006	311,292	106,366	$ 1.15 - 38.25	$1,328,614	$11.40

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2006	311,292	106,366	$ 1.15 - 38.25	$1,328,614	$12.49
Granted	(25,000)	25,000	19.63	490,750	$19.63
Exercised	—	(70,033)	1.15	(80,538)	1.15
Cancellations	28,198	(28,198)	21.25 - 38.25	(1,075,208)	38.13

Balances, September 30, 2007	314,490	33,135	$19.63 - 21.25	$663,619	$20.03

The options outstanding and currently exercisable by exercise price at September 30, 2007 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.63	25,000	2.38	$19.63	—	$—
$21.25	8,135	1.10	21.25	8,135	21.25

	33,135	2.07	$20.03	8,135	$21.25

There was no aggregate intrinsic value of options outstanding or options exercisable at September 30, 2007. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $8.60 as of September 30, 2007, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $1.2 million and $0.9 million for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.

In 2007, the Company issued 35,000 shares of unvested restricted Common Stock under the Stock Bonus Plan, which had a total grant date fair value of $521 thousand. The Company issued 1,000 shares of unvested restricted Common Stock to each of its five outside directors, 16,000 shares to executive officers and the remaining 14,000 shares to certain employees. The shares for the outside directors vest on the date of the 2008 Annual Meeting of Stockholders and the other shares issued vest as to half on January 18, 2009 and half on January 18, 2010 under condition of continuing employment. 1,000 employee shares have been cancelled and the remaining 34,000 shares issued remain unvested as of September 30, 2007. The Company issued 1,000 shares of unvested restricted Common Shares under the Stock Bonus Plan to each of its three outside directors in June 2006, which had a total grant date fair value of $34 thousand. The shares vested in May 2007 on the date of the 2007 Annual Meeting of Stockholders. In the three and nine months ended September 30, 2007, total compensation cost recognized related to unvested restricted stock was $72 thousand and $119 thousand, respectively. For the three and nine months ended September 30, 2006, total compensation cost recognized related to unvested restricted stock was $9 thousand and $10 thousand, respectively.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average assumptions used for restricted stock granted for the three and nine-month periods ended September 30, 2007 and 2006 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Expected life (years) of restricted stock	0.8	—	2.9	1.0

Note 4 - Recent Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the quarter ended March 31, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which the Company adopted effective December 31, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 - Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(in thousands, except share and per share amounts)
Numerator
Income (loss) from continuing operations	$(450)	$1,839	$1,264	$(2,990)

Net income (loss)	$(540)	$1,839	$1,174	$(3,185)

Denominator
Weighted average number of basic common shares outstanding	3,890,506	3,819,268	3,871,689	3,816,547
Effect of dilutive stock options and restricted stock	—	56,237	5,017	—

Weighted average number of diluted common shares outstanding	3,890,506	3,875,505	3,876,706	3,816,547

Basic income (loss) per share from continuing operations	$(0.12)	$0.48	$0.33	$(0.78)

Basic income (loss) per share	$(0.14)	$0.48	$0.30	$(0.83)

Diluted income (loss) per share from continuing operations	$(0.12)	$0.47	$0.33	$(0.78)

Diluted income (loss) per share	$(0.14)	$0.47	$0.30	$(0.83)

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

	Nine Months Ended September 30,
	2007	2006
Stock options outstanding	33,135	106,366
Range of exercise prices	$19.63 – 21.25	$1.15 – 38.25
Stock options outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	54,988
Restricted shares outstanding	34,000	3,000
Restricted shares outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	5,017	1,249

Note 6 - Supplemental Schedule of Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Interest paid	$2,601	$1,404
Income taxes paid	159	146

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Cash Investing and Financing Activities:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Issuance of Notes in lieu of cash payment of interest	$377	$692

Note 7 - Inventories

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$6,474	$5,722
Work in process	2,784	3,496
Finished goods	3,139	3,317

	12,397	12,535
Less inventory reserve	(6,255)	(6,169)

Total	$6,142	$6,366

Note 8 - Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

Note 9 - Property, Plant and Equipment

	September 30, 2007	December 31, 2006
	(in thousands)
Leasehold improvements	$4,521	$4,521
Furniture, fixtures and equipment	6,065	6,026

	10,586	10,547
Less accumulated depreciation	(9,947)	(9,624)

Total	$639	$923

Note 10 - Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During the nine months ended September 30, 2007 and 2006, the Company paid $0.2 million and $0.2 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.0 million at September 30, 2007. The Company expects to be assessed in 2008 its pro rata share of the remediation costs totaling $0.8 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2001, the Company closed its Internet video operations. During the nine months ended September 30, 2007 and 2006, the Company paid $0.2 million and $0.4 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.3 million at September 30, 2007. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations for the nine months ended September 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$2,654	$3,092
Additional provision	90	195
Net payments made during the period	(401)	(559)

Balance at September 30	$2,343	$2,728

Note 11 - Restructuring Charges (Credits)

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations in order to lower continuing operating expenses, and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During the nine months ended September 30, 2007 and 2006, the Company paid and charged the restructuring accrual $0.4 million and $0.5 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $5.3 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $0.6 million at September 30, 2007. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the six months ended September 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$1,030	$1,640
Payments made during the period	(448)	(460)

Balance at September 30	$582	$1,180

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 - Other Accrued Liabilities

	September 30, 2007	December 31, 2006
	(in thousands)
Compensation and employee benefits	$2,462	$2,957
Deferred revenue	1,769	4,442
Customer deposits	126	88
Taxes	133	188
Warranty and other product costs	105	75
Interest payable	423	193
Other	530	682

Total	$5,548	$8,625

A reconciliation of the changes in the warranty and other product cost liability account for the nine months ended September 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$75	$427
Accruals (adjustments)	102	(246)
Settlements made during the period in cash or in kind	(72)	(22)

Balance at September 30	$105	$159

The adjustment in the warranty and other product cost liability account during the nine months ended September 30, 2006 pertains, in part, to the reversal of reserves established in prior years to modify the Company’s products, which the customer has indicated it no longer requires, totaling $0.2 million.

Note 13 - Debt

	September 30, 2007	December 31, 2006
	(in thousands)
Notes Payable
Note payable - other	$10	$15
Hillside notes payable	4,276	1,689
12% Senior notes	6,508	—

Total	$10,794	$1,704

Long-Term Debt
Hillside notes payable	$40,496	$27,658
12% Senior notes	—	6,569

Total	$40,496	$34,227

Note Payable - Other

The note is a non-interest-bearing demand promissory note held by NH Holding Incorporated, the Company’s former parent. The outstanding balance at September 30, 2007 is expected to be paid or converted into shares of Common Stock.

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

Through September 30, 2007, Hillside made pension contributions totaling $46.6 million pertaining to the Ampex pension plan and the Media pension plan. The Company has issued notes to Hillside (“Hillside Notes”) in the amount of these pension contributions. The Company requested Hillside to fund the remaining contributions due in 2007, which are estimated to total an additional $2.5 million, and may do likewise in future years based on the Company’s liquidity. Hillside satisfied its obligations to fund scheduled contributions through October 2007.

If Hillside makes all or a portion of the above pension contributions, the Company will issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the Notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until after December 31, 2006. In the three and nine months ended September 30, 2007, principal of $0.8 million and $1.1 million was due and paid by the Company under the Hillside – Ampex/Sherborne Agreement dated December 1, 1994 (“Hillside Agreement”). There were no principal payments due in the three and nine months ended September 30, 2006. The Hillside debt payments as of September 30, 2007, before giving effect to any restructuring, are reflected in the “Maturities of Debt” table. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.20% at September 30, 2007). The Company granted to Hillside a security interest in Data Systems’ inventory as collateral for notes issued to Hillside. The Hillside Notes contain certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of the Company’s potential termination liabilities.

On July 13, 2007, the Company received notice from Hillside alleging that Ampex had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare approximately $45 million of Hillside Notes immediately due and payable. The Company does not agree that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and the Company notified Hillside of its position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of the Company’s other obligations, including approximately $6.5 million of its Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations.

On September 12, 2007, the Company entered into a standstill agreement with Hillside that currently is scheduled to expire on November 15, 2007, subject to further extension or earlier termination in certain circumstances, for the parties to complete documentation that will restructure the Hillside Notes and clarifies how future pension contributions will be funded. The restructuring plan was conditioned upon raising a minimum of $15 million of equity. Proceeds of the offering were to be used to repay Senior Notes which totaled $6.5 million at September 30, 2007, to pay scheduled principal and interest due on the Hillside Notes during the standstill period totaling approximately $1.0 million, and the balance would be available to fund other general corporate initiatives. During the standstill period Hillside has agreed not to accelerate the maturity of their indebtedness or commence legal action against the Company.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent efforts to raise new equity have been unsuccessful and presently the Company does not envision being able to satisfy that condition in the standstill agreement. The Company has informed Hillside that it wishes to extend the standstill period and to enter into further negotiations to develop a mutually acceptable plan that provides sufficient resources for the Company to remain a going concern. Hillside has indicated their willingness to extend the standstill period on terms to be negotiated.

Based on the Company’s projected operations, it believes that it will not have sufficient financial resources or be able to generate cash flow to service all of its obligations, including scheduled indebtedness, within the next 12 months and beyond. In order for the Company to remain a going concern it will be required to substantially modify the repayment terms of its Senior Notes as well as the Hillside Notes. Alternatively, the Company may be required to issue new equity to holders of all or most of its outstanding debt securities, as well as for debt that will be issued in connection with future pension plan contributions. Any such issuance of equity for debt would result in current stockholders’ ownership interest being significantly diluted and potentially cause a substantial decline in the price of the Company’s Common Stock. The Company cannot assure you that it will be successful in restructuring its indebtedness. If Hillside were to declare the Hillside Notes due and payable and/or the Company is unable to restructure its indebtedness or unable to otherwise service its indebtedness, the Company might be forced to reorganize under federal bankruptcy laws, which could negatively affect its revenues and the price of its Common Stock. The financial statements presented in this Form 10-Q do not include any adjustments to the carrying value of assets or liabilities or the classification of debt that might result from any debt restructuring or plan of reorganization that might be ultimately approved by the Company and its lenders.

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

Senior Notes

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	Nine Months Ended September 30,
Senior Notes	2007	2006
	(in thousands)

Accrued interest, beginning of the period	$283	$252
Interest expense	593	534
Cash payments applied to interest	(403)	—
Issuance of Notes in lieu of cash payment of interest	(377)	(692)

Accrued interest, end of period	$96	$94

Cash payments applied to principal	$251	$—

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and its restricted subsidiaries. The Company is in compliance at September 30, 2007 with the indenture covenants. In the event of default, the holders of the Notes would be entitled to enforce the liens granted by the Company on its future patent royalty stream and to apply amounts collected to repayment of the Notes. The Senior Noteholders may be entitled to accelerate their indebtedness if Hillside elects to accelerate the Hillside Notes.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt

The following table summarizes the scheduled maturities of the Company’s debt as of September 30, 2007, before giving effect to any potential restructuring of the Hillside Notes:

Year	(in thousands)
Remainder of 2007	$644
2008	10,149
2009	1,050
2010	9,850
2011	21,179
2012	8,418

Total	$51,290

Note 14 - Other Liabilities

	September 30, 2007	December 31, 2006
	(in thousands)
Other postemployment benefits	$152	$170
Environmental	90	90
Other, principally due NHI, the former parent	541	582

Total	$783	$842

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

On November 21, 2006, the District Court granted final judgment in favor of Kodak. The Company has appealed this decision to the Court of Appeals for the Federal Circuit. Since the “121” patent expired on April 11, 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been stayed pending resolution of the appeal. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant. If the Court of Appeals reverses the decisions of the District Court in favor of Ampex, the Company would intend to finance the cost of a new trial with one or more investment firms who would share in awards, if any, ultimately received by Ampex.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has four environmental investigations, remediation and/or monitoring activities outstanding at September 30, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group who Ampex understands is performing mandated clean up activities at the manufacturing facility.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At September 30, 2007, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.0 million, of which $0.8 million is classified as a current liability as it is expected to be paid in 2008, for the estimated expenses it projects it will incur with respect to the three Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering the past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantees, net of the anticipated sublease income expected to be realized. If no sublease income was realized, the Company’s additional unreserved exposure would be $0.2 million.

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

Note 16 - Related Party Transactions

Equity Investment:

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and incurred business development costs of $0.3 million in the nine months ended September 30, 2006. These costs consisted primarily of consulting fees and office rent paid to a British investment advisory company hired to perform research on potential investment opportunities located in the United Kingdom. Effective April 1, 2006, the Company discontinued such payments.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Transaction:

During the period from 1995 to 1998, the Company sold shares of its Class A Common Stock at the then-current fair market value to First Jeffson Corporation (“FJC”) and to Second Jeffson Corporation (“SJC”), affiliated corporations controlled by Edward Bramson, the Company’s former Chairman and CEO. The purchase price was paid partly in cash and partly with promissory notes. The notes were collateralized by a pledge of the shares of Class A Common Stock that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the notes. In prior years, these companies advised Ampex that there could be no assurance that they would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, the Company offset the “Notes receivable from stockholders” against “Other additional capital” in the Consolidated Balance Sheets, effectively negating the original transactions.

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

The foreclosures did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the shares received from FJC and SJC. Interest and principal paid by FJC and SJC on the notes in prior years totaling $2.4 million and $0.7 million, respectively, has been retained by Ampex.

Other Transactions:

In November 2006, the Company entered into an office sharing agreement with Sherborne Investors Management LP (“Sherborne LP”) permitting Sherborne LP and certain affiliates to use and occupy a portion of the New York office space, in exchange for Sherborne LP’s payment to the Company of $21,000 per month less certain salary and benefit expenses. Sherborne LP is controlled by Sherborne Investors Management GP, LLC, an entity in which Mr. Bramson, the Company’s former CEO, is the managing member and Mr. McKibben, the Company’s CFO, is a member. Under the agreement, Sherborne LP will pay these amounts to the Company from December 2006 until it discontinues use and occupancy of the premises on lease termination in April 2008. During the nine months ended September 30, 2007, Sherborne LP paid the Company a total of $189,000 under this agreement, and the Company expects to receive additional payments during the remainder of 2007 and 2008, prior to expiration of the lease, of $63,000 and $84,000, respectively, from Sherborne LP.

Note 17 - Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

Current Obligations	September 30, 2007	December 31, 2006
	(in thousands)

Foreign subsidiary plan	$169	$169
Supplemental retirement plan	731	719

Total current pension and other retirement plans	$900	$888

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term Obligations	September 30, 2007	December 31, 2006
	(in thousands)

Ampex pension plan	$40,701	$54,164
Media pension plan	11,721	14,737
Foreign subsidiary plan	2,899	2,771
Supplemental retirement plan	5,812	6,363

Total long-term pension and other retirement plans	$61,133	$78,035

The remaining pension contributions for the Ampex and Media pension plans due in 2007 and the nine months ended September 30, 2008, which are estimated to total $15.4 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations. Payment of these pension contributions are expected to be funded by Hillside pursuant to the terms of the Joint Settlement Agreement whereby long-term notes will be issued to Hillside in the amount of the contributions. The Company may request Hillside to make additional pension contributions due in future years based on the Company’s liquidity. Hillside had recently alleged that an event of default had occurred under the Hillside Agreement with which we do not agree. On September 12, 2007, the Company entered into a standstill agreement with Hillside that provides until November 15, 2007, subject to extension or earlier termination in certain circumstances, for the parties to complete documentation that will restructure the Hillside Notes and clarifies how future pension contributions will be funded. To date, Hillside has continued to advance pension contributions as scheduled. See Note 13.

Certain of the Company’s domestic employees participate in a qualified noncontributory defined benefit pension plan. Benefits are based on years of service and salary levels during the highest 60 consecutive months of the last 120 consecutive months of service. The Company is also the Plan Sponsor of the pension plan of Media, a former subsidiary that was sold in 1995. In early 1994, the Company amended the plans to terminate benefit service and compensation credit accruals as of February 1, 1994.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2012. As discussed in Note 13, Hillside paid the Ampex and Media pension contribution, in the amount of $16.5 million, on January 15, 2007, April 15, 2007, July 15, 2007 and September 15, 2007. The Company issued additional notes to Hillside. The Company has requested Hillside to fund the remaining contributions due in 2007 which are estimated to total $2.5 million pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity. Hillside made the October 2007 contributions of $2.5 million to the Ampex and Media pension plan.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2007	$2,369	$108
2008	11,883	3,808
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314

Total	$41,077	$12,161

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the foreign pension plan were $0.2 million and $2.9 million, respectively, at September 30, 2007. The Company also remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the same discount rate and mortality assumption used in the defined benefit plans. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the supplemental retirement programs were $0.7 million and $5.8 million, respectively, at September 30, 2007.

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

Note 18 - Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(in thousands)
December 31, 2006	$(100,527)	$600	$(99,927)
Current period change	2,347	39	2,386

September 30, 2007	$(98,180)	$639	$(97,541)

The net periodic pension cost for the Ampex and Media pension plan for the nine months ended September 30, 2007 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2007, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

Note 19 - Income Taxes

In periods when the Company reports taxable income, its effective tax rate is lower than the statutory rate due to the utilization of net operating loss (“NOL”) carry forwards and permanent differences. At December 31, 2006, the Company had NOLs for federal income tax purposes of approximately $189.6 million expiring in the years 2007 through 2024. Of this amount, $3.8 million pertains to windfall tax deductions from employee stock options, which when realized, will be credited to “Other additional capital.” If there is a change of control resulting from a plan of reorganization the Company will be limited in the amount of NOL carryforwards that it may be able to offset against future taxable income. The Company has federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized against capital gains, if any, generated in future periods. The provision for income taxes in the nine months ended September 30, 2007 and 2006 also includes foreign withholding taxes on royalty revenue generated in certain Far East locations.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes, excluding restructuring charges (credits), corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

There were no intersegment sales or transfers.

	Three Months Ended September 30, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$6,730	$2,657	$—	$9,387
Interest income	82	—	10	92
Interest expense	—	—	1,169	1,169
Depreciation and amortization	40	—	78	118
Segment income (loss)	1,111	2,010	(3,571)	(450)
Expenditures for segment assets	40	—	—	40

	Nine Months Ended September 30, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$20,119	$9,870	$—	$29,989
Interest income	272	—	27	299
Interest expense	—	—	3,100	3,100
Depreciation and amortization	121	—	236	357
Segment income (loss)	3,184	7,717	(9,622)	1,279
Segment assets	24,235	—	(906)	23,329
Expenditures for segment assets	71	—	6	77

	Three Months Ended September 30, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$5,380	$3,246	$—	$8,626
Interest income	62	—	5	67
Interest expense	—	—	768	768
Depreciation and amortization	41	—	64	105
Segment income (loss)	494	1,426	(71)	1,849
Expenditures for segment assets	6	—	6	12

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended Sept. 30, 2006
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$17,176	$7,391	$—	$24,567
Interest income	227	—	17	244
Interest expense	—	—	2,082	2,082
Depreciation and amortization	126	—	195	321
Segment income (loss)	2,180	(976)	(4,154)	(2,950)
Segment assets	20,166	592	2,958	23,716
Expenditures for segment assets	37	—	71	108

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30.
	2007	2006	2007	2006
	(in thousands)
Segment income (loss) reported above	$(450)	$1,849	$1,279	$(2,950)
Loss from discontinued operations	(90)	—	$(90)	(195)
Provision for income taxes	—	(10)	$(15)	(40)

Net income (loss)	$(540)	$1,839	$1,174	$(3,185)

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

In recent years, we received substantial royalties from manufacturers of digital still cameras who licensed our rapid image retrieval (“121”) patent. This patent expired in April 2006. Today, the majority of our licensing revenue is derived from manufacturers of digital camcorders who we believe use several of our digital compression and image processing patents. These patents expire from 2012 to 2014.

We believe that many of these same patents are also used, or may be used in the future as improved image quality is desired, by manufacturers of digital still cameras, camera-equipped cellular phones and cable set top boxes. These are very large markets and, if we are successful in executing license agreements with the major manufacturers of these products, we would realize a substantial increase in revenues and profitability. Over the last two years we have had technical and business discussions with several manufacturers of these products and issued claim charts to various manufacturers of digital cameras and camera-equipped cellular phones alleging infringement of certain of our patents that our research suggests are being used in several of their products. To date, these meetings have not resulted in new licensing agreements or continued payments under existing license agreements with digital still camera manufacturers, and we cannot assure you that we will be able to achieve either of these goals.

In prior years, if we exhausted our licensing negotiations, we would initiate litigation against alleged infringing manufacturers, at the International Trade Commission (“ITC”) and/or in U.S. District Court. Recently, the licensing environment in which we operate has changed, making litigation more costly and more uncertain for small companies attempting to license their intellectual property. Accordingly, we are evaluating alternative approaches to intellectual property monetization, including arrangements with third parties to mitigate our exposure to costly litigation.

During 2007 we have met with a number of firms and individuals that believe they can assist us to monetize our intellectual property. Certain of these firms provide the financial, technical and legal resources necessary to bring litigation against manufacturers of consumer and industrial products that are believed to infringe our intellectual property in exchange for a share of future licensing revenues or legal settlement awards. Others believe that they can persuade manufacturers that their licensing revenues will be enhanced by combining their existing patent portfolio with certain Ampex patents and the parties would share the expanded licensing revenue stream – a “non-litigation” approach to patent monetization. We recently have engaged Commercial Strategy, LLC to assist us in identifying companies with whom we might partner, to enhance our licensing program. The M-CAM, Inc. agreement will expire in January 2008, in accordance with its terms.

Over the next several months, we intend to identify specific licensing strategies for our major patent/product groups. For example, we may seek to partner with existing companies that broadly license patents to manufacturers of cellular telephones, digital still cameras and certain industrial products that may utilize our proprietary technology for a share of expanded future licensing revenues.

Additional internal or external resources will be required to pursue patent monetization opportunities. Recent efforts to raise new equity have been unsuccessful and we have not yet entered into any agreements with outside sources capable of financing any patent monetization strategies. There can be no assurance that we will be able to raise sufficient funding, or that any of the patent monetization opportunities identified and pursued by us will result in increased licensing revenues.

Over the past few years, we have incurred significant external litigation costs to enforce our patents, primarily in regards to litigation we initiated against Eastman Kodak Company (“Kodak”) for infringement of our rapid image retrieval patent (“121” patent) in their digital still cameras. On November 21, 2006, the U.S. District Court of Delaware (“District Court”) granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been stayed pending resolution of the appeal. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant. We have been advised that oral argument could occur during the first quarter of 2008 and a final decision should be expected during mid-2008. Since the “121” patent expired in April 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. If the Court of Appeals reverses the decisions of the District Court in our favor, we would intend to finance the cost of a new trial with one or more investment firms who would share in awards, if any, ultimately received by us.

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

On July 13, 2007, we received notice from Hillside alleging that we had breached the Hillside-Ampex/Sherborne Agreement dated December 1, 1994 (the “Hillside Agreement”), and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare approximately $45 million of notes from Hillside (“Hillside Notes”) immediately due and payable. We do not agree that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we notified Hillside of our position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $6.5 million of our Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations.

On September 12, 2007, we entered into a standstill agreement with Hillside that currently is scheduled to expire on November 15, 2007, subject to extension or earlier termination in certain circumstances, for the parties to complete documentation that will restructure the Hillside Notes and to clarify how future pension contributions will be funded. The restructuring plan was conditioned upon raising a minimum of $15 million of equity. Proceeds of the offering were to be used to repay Senior Notes which totaled $6.5 million at September 30, 2007, scheduled principal and interest due on the Hillside Notes during the standstill period of approximately $1.0 million, and the balance would be available to fund other general corporate initiatives. During the standstill period Hillside agreed not to accelerate the maturity of their indebtedness or commence legal action against us.

Recent efforts to raise new equity have been unsuccessful and presently we do not envision being able to satisfy that condition in the standstill agreement. We have informed Hillside that we wish to extend the standstill period and to enter into further negotiations to develop a mutually acceptable plan that provides sufficient resources for us to remain a going concern. Hillside has indicated their willingness to extend the standstill period on terms to be negotiated.

Based on our projected operations, we believe that we will not have sufficient financial resources or be able to generate cash flow to service all of our obligations, including scheduled indebtedness, within the next 12 months and beyond. In order for us to remain a going concern, we will be required to substantially modify the repayment terms of our Senior Notes as well as the Hillside Notes. Alternatively, we may be required to issue new equity to holders of all or most of our outstanding debt securities, as well as for debt that will be issued in connection with future pension plan contributions. Any such issuance of equity for debt would result in current stockholders’ ownership interests being significantly diluted, and potentially cause a substantial decline in the price of our Common Stock.

We cannot assure you that we will be successful in restructuring our indebtedness. If Hillside were to declare the Hillside Notes due and payable and/or we are unable to restructure our indebtedness or unable to otherwise service our indebtedness, we might be forced to reorganize under federal bankruptcy laws, which could negatively affect our revenues and the price of our Common Stock. The financial statements presented in this Form 10-Q do not include any adjustments to the carrying value of assets or liabilities or the classification of debt that might result from any debt restructuring or plan of reorganization that might be ultimately approved by us and our lenders.

We are assessed foreign withholding taxes on royalty income generated in certain Far East locations. Our effective tax rate was lower than the statutory rate due to the utilization of federal and state net operating loss (“NOL”) carryforwards. At December 31, 2006, the amount of unused NOL carryforwards available to offset future federal taxable income totaled approximately $189.6 million. If there is a change of control resulting from a plan of reorganization, we will be limited in the amount of NOLs that we will be able to offset against future taxable income. In recent years, we have provided a 100% valuation reserve against our NOL carryforwards and net deferred tax assets. We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.

Periodically, we are required to adjust reserves established in prior years for restructured activities due to subsequent favorable or unfavorable developments. In the three and nine months ended September 30, 2007 and 2006, there were no adjustments recorded.

We are also required periodically to adjust reserves established in prior years for discontinued operations for subsequent favorable or unfavorable developments that are directly related to the operations of the discontinued businesses. In the three and nine months ended September 30, 2007, reserves were increased by $0.1 million. In the nine months ended September 30, 2006, reserves were increased by $0.2 million.

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

Recent Pronouncements

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on a prospective basis in the first quarter ended March 31, 2007. The adoption of FIN 48 did not have any effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the quarter ended March 31, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on our balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which we adopted effective December 31, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Abnormal amounts of facility expense, freight, handling costs and scrap material are excluded from inventory cost and expensed during the period in which they are incurred. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next eighteen months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. We also maintain an inventory of tape and spare parts to service our customers’ products after the date of sale. We amortize tape and spare parts inventories over the expected number of years we expect to support such products but not in excess of 30 months. If actual market conditions are less favorable than those projected by Management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of future product demand, however, any significant unanticipated change in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2005 and the nine months ended September 30, 2007, we have reported losses in recent years and during 2006. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Pension and Other Postretirement Benefits/ Obligations

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans) at December 31, 2006. The implementation of SFAS No. 158 had no impact on our Consolidated Balance Sheets or Statement of Operations and Comprehensive Income (Loss). The determination of our obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 158, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods.

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

AMPEX, DST, DIS, DCRsi, DDRs and DSRs are trademarks of Ampex Corporation.

Our Licensing segment generates revenue from licenses granted to companies that manufacture consumer imaging products (digital video camcorders, digital still cameras, camera-equipped cellular phones, and DVD recorders). We also license our patents to certain manufacturers of professional videotape recorders and image processing devices such as digital special effects processors.

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2007	2006	2007	2006
Licensing Segment
Running licensing revenues	$2.7	$3.2	$8.0	$7.4
Prior period and prepaid licensing revenues	—	—	1.9	—

Total licensing revenues	$2.7	$3.2	$9.9	$7.4

Recorders Segment
Data acquisition and instrumentation recorders	$3.7	$2.1	$10.6	$6.3
Mass data storage tape drives and library systems	0.9	0.8	2.8	3.5
Service revenue	1.8	2.2	5.4	6.3
Other (including professional video products)	0.3	0.3	1.3	1.1

Total net product and service revenue	$6.7	$5.4	$20.1	$17.2

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Licensing Revenue. Licensing revenue was $2.7 million and $9.9 million in the three and nine months ended September 30, 2007 compared to $3.2 million and $7.4 million in the three and nine months ended September 30, 2006. Licensing revenue is derived from royalties that we receive from licensing our patents.

Running royalties are based on quarterly sales by the licensees reported to the Company within 60 days after the end of the respective quarter. We earned running royalties of $8.0 million in the nine months ended September 30, 2007, substantially all of which was earned from manufacturers of digital camcorders. We earned running royalties of $4.6 million from manufacturers of digital camcorders and $2.8 million from manufacturers of digital still cameras and other products in the nine months ended September 30, 2006. The increase in running royalties on camcorders in 2007 results from royalties paid by Sony Corporation (“Sony”) on their digital camcorder sales subject to an agreement which commenced on April 12, 2006. This offset the decline in digital still camera running royalties due to the expiration of the “121” patent on April 11, 2006. The increase in total licensing revenue resulted largely from the recognition in the first quarter of 2007 of a non-recurring lump sum royalty prepayment with a manufacturer of camcorders that covers the manufacturer’s obligation to pay royalties on product shipments through August 2011. There were no one-time royalty settlements or prepayments in the nine months ended September 30, 2006. Due to one-time royalty settlements covering prior and future periods, the expiration of certain patents and the terms and periods covered by licensing agreements, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

During 2007 we have met with a number of firms and individuals that believe they can assist us to monetize our intellectual property. Certain of these firms provide the financial, technical and legal resources necessary to bring litigation against manufacturers of consumer and industrial products that are believed to infringe our intellectual property in exchange for a share of future licensing revenues or legal settlement awards. Others believe that they can persuade manufacturers that their licensing revenues will be enhanced by combining their existing patent portfolio with certain Ampex patents and the parties would share the expanded licensing revenue stream – a “non-litigation” approach to patent monetization. We recently have engaged Commercial Strategy, LLC to assist us in identifying companies with whom we might partner, to enhance our licensing program. The M-CAM, Inc. agreement will expire in January 2008, in accordance with its terms.

Over the next several months, we intend to identify specific licensing strategies for our major patent/product groups. For example, we may seek to partner with existing companies that broadly license patents to manufacturers of cellular telephones, digital still cameras and certain industrial products that may utilize our proprietary technology for a share of expanded future licensing revenues. Compensation of external advisors who assist us in identifying and/or implementing these strategies may include a share of future licensing revenues resulting from their efforts. Our ability to pursue new patent monetization initiatives will be dependent upon successfully restructuring our indebtedness, of which there can be no assurance.

Our relevant digital imaging patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we sold into the professional broadcast and postproduction markets in prior years. As discussed above, these patents have expiration dates through 2014. After they expire, our future licensing revenues are expected to decline materially.

Product Revenue. Product revenue generated by our Recorders segment increased to $4.9 million and $14.7 million in the three and nine months ended September 30, 2007 from $3.2 million and $10.9 million in the three and nine months ended September 30, 2006. Government agencies and defense contractors and commercial airframe manufacturers are currently our principal customers for the Recorders segment. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid state memory-based data acquisition recorders used in intelligence gathering activities and airframe flight certification. Revenues in the nine months ended September 30, 2007 from these new data acquisition recorders increased to $10.0 million from $4.8 million in the nine months ended September 30, 2006. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. These new products could lead to a further increase of product revenues over current levels. While we have recently been awarded significant multi-year contracts for our disk- and solid state-based instrumentation recorders, there can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved.

Our backlog of firm orders was $4.0 million at September 30, 2007 compared to $5.9 million at December 31, 2006. The decline in backlog results from completing a multi-year contract with The Boeing Company (“Boeing”) for our new disk- and solid state-based data instrumentation recorders used in the development of the 787 airplane. We have received orders from Boeing and the U.S. Navy, totaling $9.0 million, which are not included in backlog at September 30, 2007 as they contain cancellation clauses or require receipt of purchase orders against the contract. We have shipped $2.0 million against these orders. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods.

Service Revenue. Total service revenue generated by our Recorders segment in the three and nine months ended September 30, 2007 was $1.8 million and $5.4 million compared to $2.2 million and $6.3 million for the three and nine months ended September 30, 2006. We expect that service revenue will decline over time as older tape-based products, sales of which were accompanied by service contracts generating service revenue, are replaced with non-service revenue generating disk- or solid state memory-based instrumentation recorders

Intellectual Property Costs. Intellectual property costs include external legal costs as well as certain internal costs, described below, pertaining to the enforcement of our patents. Intellectual property costs also include external legal costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the nine months ended September 30, 2007 and 2006, we incurred external legal costs in the amount of $0.5 million and $6.8 million, respectively, in connection with our suit against Kodak. Because our suit against Kodak is on appeal, our external litigation costs during 2007 are expected to remain significantly below 2006 amounts.

There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers and engineers, and employ outside contractors who are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. We also expect to incur additional costs in future years investigating and analyzing whether manufacturers of consumer digital imaging products are utilizing our other digital imaging and data compression technologies as well as to support new patent monetization strategies. There can be no assurance that any of the patent monetization opportunities that we may pursue will result in increased licensing revenues.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 48.7% and 49.1% in the three and nine months ended September 30, 2007 compared to 60.6% and 53.9% in the three and nine months ended September 30, 2006. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. The decrease in the cost of product revenue percentage in 2007 when compared to 2006 was due to the increased sales volume in 2007, which resulted in greater absorption of fixed manufacturing costs. During the nine months ended September 30, 2006, we reduced our retrofit reserve associated with product sold in a prior period by $0.2 million based on the acknowledgement by the customer that no further liability exists.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 28.7% and 28.7% in the three and nine months ended September 30, 2007 compared to 26.9% and 28.2% in the three and nine months ended September 30, 2006. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 is due primarily to an increase in engineering personnel coupled with costs incurred to produce peripheral products to enhance the DDRs ruggedized disk- and DSRs solid state memory-based data acquisition recorders. Such costs are expected to continue to increase as we develop new and enhanced products.

Selling and Administrative Expenses. Selling and administrative expenses increased to $3.9 million in the three months ended September 30, 2007 from $3.2 million in the three months ended September 30, 2006 and increased to $11.2 million in the nine months ended September 30, 2007 from $9.4 million in the nine months ended September 30, 2006. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no corporate administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2007	2006	2007	2006
Recorders segment	$1.6	$1.4	$4.9	$4.4
Corporate	2.3	1.8	6.3	5.0

Total	$3.9	$3.2	$11.2	$9.4

The principal components of corporate selling and administrative expense are listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2007	2006	2007	2006
U.S. and foreign pension expense	$0.7	$0.8	$2.2	$2.5
Legal and accounting fees	0.6	0.2	1.2	1.0
Corporate salaries and benefits	0.3	0.3	1.0	0.8
Stock based compensation expense	0.1	0.1	0.3	0.3
Business development expenses, net of reimbursements	—	—	—	(1.2)

Selling and administrative expenses for the Recorders segment increased in the three and nine months ended September 30, 2007 compared to the three and nine months period ended September 30, 2006 largely as a result of additional sales and marketing expenses incurred for shows, advertising and travel.

Corporate expenses during the 2007 periods included legal costs incurred in connection with Hillside Note restructuring issues totaling $0.4 million. We expect to incur additional legal costs to document any debt restructuring or plan of reorganization that we and our lenders ultimately negotiate.

Corporate selling and administrative expenses during 2006 included business development expenses including consulting fees and office rent paid to a British investment advisory company, totaled $0.3 million in the nine months ended September 30, 2006. We discontinued payments to the investment advisory company on April 1, 2006. In the nine months ended September 30, 2006, we received reimbursement of $1.5 million of business development expenses incurred from 2004 to 2006 when an investment was sold. See “Note 16 – Related Party Transactions” of the Notes to Unaudited Consolidated Financial Statements.

Beginning in 2006, we began to expense the fair value of stock options and restricted stock awards over the period such options and awards vest. We expensed $0.3 million and $0.3 million in the nine months ended September 30, 2007 and 2006, respectively.

Operating Income (Loss). We reported operating income of $0.6 million and $4.2 million in the three and nine months ended September 30, 2007, respectively, compared to operating income of $23 thousand for the three months ended September 30, 2006 and an operating loss of $4.0 million for the nine months ended September 30, 2006. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in millions)
	2007	2006	2007	2006
Licensing segment	$2.0	$1.4	$7.7	$(0.9)
Recorders segment	0.9	0.4	2.8	1.9
Unallocated corporate	(2.3)	(1.8)	(6.3)	(5.0)

Operating income (loss)	$0.6	$—	$4.2	$(4.0)

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

Interest Expense. Interest expense increased to $1.2 million and $3.1 million in the three and nine months ended September 30, 2007 compared to $0.8 million and $2.1 million in the three and nine months ended September 30, 2006 due to the issuance of additional Hillside Notes in the amount of $19.1 million over the twelve month period ended September 30, 2007. We made cash payments of interest totaling $1.2 million and $2.6 million in the three and nine months ended September 30, 2007 compared to interest totaling $0.5 million and $1.4 million in the three and nine months ended September 30, 2006. Interest of $0.4 million and $0.5 million not paid in cash in the nine months ended September 30, 2007 and 2006, respectively, was capitalized and added to the principal amount of the related debt obligation.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the 12% Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short-term investments.

Other (Income) Expense, Net. In the three and nine months ended September 30, 2007, we realized $0.1 million on the collection of a prior period cost plus program with a government subcontractor. In the three and nine months ended September 30, 2006, we realized $2.4 million and $3.2 million, respectively, of incentive fees, which were assigned to us by the managing member of an investment limited liability company (“LLC”) upon the sale of the LLC’s investment in a British specialty chemical company. We credited these incentive fees against other (income) expense, net. See “Note 16 – Related Party Transactions” of Notes to Unaudited Consolidated Financial Statements. We do not expect to receive any additional incentive fees from these entities. In the three and nine months ended September 30, 2006, we realized a non-recurring gain of $0.3 million from the sale of other securities.

Other income (expense), net, also includes foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for Income Taxes. The provision for income taxes in the three and nine months ended September 30, 2007 and 2006 included foreign and state income taxes and withholding taxes on royalty revenue generated in certain Far East locations. At December 31, 2006, we had federal NOLs for income tax purposes of approximately $189.6 million, expiring in the years 2007 through 2024. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2006, which may be utilized to offset capital gains, if any, generated in future periods. Accordingly, we have the ability to shelter a substantial amount of future federal taxable income, including future licensing revenue, if any is ultimately realized.

Loss from Discontinued Operations. In the three and nine months ended September 30, 2007, we increased the reserve by $0.1 million for the amount of net liabilities for discontinued operations to include additional expected costs associated with a facility lease related to our former Internet video operations. In the nine months ended September 30, 2006, we increased the reserve by $0.2 million for the amount of net liabilities for discontinued operations. See Note 10 of Notes to Unaudited Consolidated Financial Statements.

Net Income (Loss). We reported a net loss of $0.5 million and net income of $1.8 million in the three months ended September 30, 2007 and September 30, 2006, respectively, and net income of $1.2 million and a net loss of $3.2 million in the nine months ended September 30, 2007 and September 30, 2006 respectively, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources

General. Our cash balance at September 30, 2007 totaled $9.1 million of which our foreign subsidiaries held $2.5 million. The foreign subsidiaries’ cash balances are generally required to fund their working capital requirements and for other obligations and cannot be remitted to the parent company. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at September 30, 2007 totaled $51.3 million.

Cash Flow. We used cash from continuing operating activities totaling $16.9 million and $13.2 million in the nine months ended September 30, 2007 and 2006, respectively. The use of cash in the nine months ended September 30, 2007 resulted primarily from the payment of Ampex and Media pension contributions of $16.5 million. The use of cash in the nine months ended September 30, 2006 resulted primarily from the payment of Ampex and Media pension contributions of $6.8 million and legal costs related to the Kodak litigation. Cash used by discontinued operations totaled $0.4 million and $0.6 million in each of the nine months ended September 30, 2007 and 2006, respectively.

Ampex is currently highly leveraged, and we are required to finance significant pension contributions in 2007 and future years, which will require us to incur additional debt. On July 13, 2007, we received notice from Hillside alleging that we had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare approximately $45 million of Hillside Notes immediately due and payable. We do not agree that any breach had occurred, or that there is any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we notified Hillside of our position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $6.5 million of our Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations.

On September 12, 2007, we entered into a standstill agreement with Hillside that currently is scheduled to expire on November 15, 2007, subject to extension or earlier termination in certain circumstances, which provides for the parties to complete documentation that will restructure the Hillside Notes, and clarifies how future pension contributions will be funded. The restructuring plan was conditioned upon raising a minimum of $15 million of equity. Proceeds of the offering were to be used to repay Senior Notes which totaled $6.5 million at September 30, 2007, to pay scheduled principal and interest due on the Hillside Notes during the standstill period totaling approximately $1.0 million, and the balance would be available to fund other general corporate initiatives. During the standstill period Hillside agreed not to accelerate the maturity of their indebtedness or commence legal action against us.

Recent efforts to raise new equity have been unsuccessful and presently we do not envision being able to satisfy that condition in the standstill agreement. We have informed Hillside that we wish to extend the standstill period and to enter into further negotiations to develop a mutually acceptable plan that provides sufficient resources for us to remain a going concern. Hillside has indicated their willingness to extend the standstill period on terms to be negotiated.

Based on our projected operations, we believe that we will not have sufficient financial resources or be able to generate cash flow to service all of our obligations, including scheduled indebtedness, within the next 12 months and beyond. In order for us to remain a going concern, we will be required to substantially modify the repayment terms of our Senior Notes as well as the Hillside Notes. Alternatively, we may be required to issue new equity to holders of all or most of our outstanding debt securities, as well as for debt that will be issued in connection with future pension plan contributions. Any such issuance of equity for debt would result in current stockholders’ ownership interest being significantly diluted and potentially cause a substantial decline in the price of our Common Stock. We cannot assure you that we will be successful in restructuring our indebtedness.

If Hillside were to declare the Hillside Notes due and payable and/or we are unable to restructure our indebtedness or unable to otherwise service our indebtedness, we might be forced to reorganize under federal bankruptcy laws, which could negatively affect our revenues and the price of our Common Stock. The financial statements presented in this Form 10-Q do not include any adjustments to the carrying value of assets or liabilities or the classification of debt that might result from any debt restructuring or plan of reorganization that might be ultimately approved by us and our lenders.

Senior Debt. As of September 30, 2007 we had outstanding approximately $51.3 million of total borrowings, which includes approximately $6.5 million under our 12% Senior Notes due August 2008 and $44.8 million of Hillside Notes.

The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by our restricted subsidiaries and us. In the event of a default, the holders of the Senior Notes would be entitled to enforce the liens granted by us on our future patent royalty stream and to apply amounts collected to repayment of the Senior Notes. The Senior Noteholders may be entitled to accelerate their indebtedness if Hillside elects to accelerate the Hillside Notes. If we are successful in raising new equity which is a condition to restructuring the Hillside Notes, the proceeds are first to be used to repay in full the outstanding Senior Notes.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2007	$2,369	$108
2008	11,883	3,808
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314

Total	$41,077	$12,161

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in the remainder of 2007 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
October 2007	$2,369	$108

	$2,369	$108

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside Capital Incorporated (“Hillside”), who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”), entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of our former parent, NH Holding Incorporated (“NHI”). The Agreement relates to our pension plan (the “Ampex” pension plan) and the pension plan of our former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Agreement, Ampex and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside and Ampex. The PBGC has recently contacted the Company seeking additional information on any prospective sale of assets, including the sale of our patents to special purpose vehicles that may be established to monetize our intellectual property, which we have supplied.

Through September 30, 2007, Hillside made pension contributions totaling $46.6 million pertaining to the Ampex pension plan and the Media pension plan. We issued Hillside Notes, as discussed below, in the amount of the pension contributions and amounts advanced by Hillside in prior years. We have requested Hillside to fund the remaining contributions due in 2007, which are estimated to total $2.5 million, and we may do likewise in future years based on our liquidity. Hillside satisfied its obligations to fund scheduled contributions through October 2007. However, as a precursor to its July 2007 payment, Hillside alleged that we had failed to make all commercially reasonable efforts to obtain the funds needed from sources other than Hillside to make that payment, which totaled $4.4 million, and alleged that an event of default under the Hillside Agreement had occurred. If ultimately proven to be correct, all outstanding debt payable by us to Hillside would become due and payable to Hillside. However, we believe that no default had occurred and that we had exercised commercially reasonable efforts as required by the Hillside Agreement, and we intend to vigorously defend our position. During the standstill period, Hillside agreed not to accelerate the maturity of their indebtedness or commence legal action against us.

When Hillside makes all or any portion of a pension contribution under the Ampex and/or Media pension plans, we issue additional Hillside Notes. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to the senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 9.20% at September 30, 2007). We granted to Hillside a security interest in Data Systems’ inventory as collateral for the Hillside Notes. This agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

Hillside is legally obligated to comply with the terms of the Agreement, and has represented that it has sufficient assets to fund pension contributions that are scheduled in future years. We have no direct or indirect financial ownership interest in Hillside and, accordingly, have no ability to control Hillside or to mandate its compliance with the terms of the Agreement. Accordingly, our ability to borrow pension contributions from Hillside is beyond our control. Under the terms described in the letter of intent, Hillside has acknowledged that it will fund such contributions if our liquidity is not sufficient to make the payments or if there are any Hillside Notes outstanding.

Off-Balance Sheet Arrangements. During the nine months ended September 30, 2007 and 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

Contractual Obligations. An aggregate listing of our contractual obligations and commercial commitments as of September 30, 2007, excluding interest, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Senior debt (a)	$6,508	$6,508	$—	$—	$—
Other debt (b)	44,782	4,286	10,344	27,817	2,335
Operating leases (c)	4,795	2,753	2,032	10	—
Pension and other retirement plans (d)	62,033	16,343	19,456	20,053	6,181

(a)	The maturity date of the Senior Notes is August 2008. Pursuant to the agreement, substantially all Available Cash Flow, as defined in the agreement, is to be applied to the Senior Notes in full repayment of principal and accrued interest. Accordingly, payments due on these obligations could vary from the amounts shown in the table. See Note 13 of the Notes to Unaudited Consolidated Financial Statements. Also, the Senior Noteholders may be entitled to accelerate their Notes in the event that Hillside accelerates their indebtedness.

(b)	Other debt includes the Hillside Notes and Notes payable - other. See Note 13 of the Notes to Unaudited Consolidated Financial Statements. These amounts may be subject to significant increases attributable to additional Hillside Notes that we may issue in the remainder of 2007 and future years in connection with our pension obligations. See footnote (d) below. The scheduled maturities reflected above are before giving effect to any restructuring of the Hillside Notes. See “Liquidity and Capital Resources — Cash Flow” and “— Pension Contributions and Pension-Related Funding Obligations,” above.

(c)	Operating leases include facility rentals of both continuing operations and discontinued operations or abandoned leaseholds related to prior years’ restructuring activities. Amounts shown above exclude projected sublease rental income, which we have included in establishing reserves for discontinued operations that total $0.2 million.

(d)

Pension and other retirement plans include estimated pension contributions for the Ampex Plan and the Media Plan based on actuarial assumptions presently in effect and an assumed rate of return on pension assets of 8% per annum. If interest rates decline, if the return on assets is less than projected, or if the actuarial assumptions change, future pension contributions could increase over amounts shown above. Payment of future pension contributions for the Ampex Plan and the Media Plan are expected to be funded pursuant to the terms of the Joint Settlement Agreement. We may request Hillside to make pension contributions due in future years, whereby long-term notes will be issued to Hillside in the amount of the contribution, based on our liquidity. See paragraph (b) above, Note 17 of the

Notes to Unaudited Consolidated Financial Statements and “Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Pension and other retirement plans also include a foreign defined benefit plan and domestic supplementary retirement plans at $9.6 million.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in management’s evaluation that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the International Trade Commission (“ITC”) proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we sought monetary damages for infringement of the patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, the date the patent expired. The ITC case was withdrawn to enable the District Court case to proceed. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We have appealed this decision to the Court of Appeals for the Federal Circuit. We have been advised that oral argument could occur during the first quarter of 2008 and a final decision should be expected during mid-2008. If the Court of Appeals reverses the decisions of the District Court in our favor, we would intend to finance the cost of a new trial with one or more investment firms who would share in awards, if any, ultimately received by us.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigations, remediation and/or monitoring activities outstanding at September 30, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under Chapter 11 of the Bankruptcy Code. During the nine months ended September 30, 2007 and 2006, we spent a total of approximately $0.2 million and $0.2 million, respectively, in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.8 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At September 30, 2007, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.0 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted.

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

The Company will need to substantially modify the repayment terms of its debt securities or enter into a plan of reorganization in order to remain a going concern; this may result in dilution and a decline in our stock price.

On July 13, 2007, we received notice from Hillside Capital Incorporated (“Hillside”) alleging that we had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare the Hillside Notes immediately due and payable. Such Notes totaled approximately $45 million at September 30, 2007. We do not agree that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we notified Hillside of our position. However, any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $6.5 million of our Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations.

On September 12, 2007, we entered into a standstill agreement with Hillside that currently is scheduled to expire on November 15, 2007, subject to extension or earlier termination in certain circumstances, to complete documentation and meet other conditions that will restructure the Hillside Notes and clarify how future pension contributions will be funded. The restructuring plan was conditioned upon raising a minimum of $15 million of equity. Recent efforts to raise new equity have been unsuccessful, and presently we do not envision being able to satisfy that condition of the standstill agreement. We have informed Hillside that we wish to extend the standstill period and to enter into further negotiations to develop a mutually acceptable plan that provides sufficient resources for us to remain a going concern. Hillside has indicated their willingness to extend the standstill period on terms to be negotiated. We cannot assure you that we will be successful in restructuring our indebtedness. If Hillside were to declare the Hillside Notes due and payable and/or we are unable to restructure our indebtedness or otherwise unable to service our indebtedness, we might be forced to reorganize under federal bankruptcy laws, which could negatively affect our revenues and the price of our Common Stock.

In order for us to remain a going concern we will be required to substantially modify the repayment terms of our Senior Notes as well as the Hillside Notes. Alternatively, we may be required to issue new equity to holders of all or most of our outstanding debt securities, as well as for debt that will be issued in connection with future pension plan contributions. Any such issuance of equity for debt would result in current stockholders’ ownership interest being significantly diluted and potentially cause a substantial decline in the price of our Common Stock.

Our licensing revenue has been materially and adversely affected due to the expiration of one of our patents in April 2006. Furthermore, if we are unable to protect or monetize our intellectual property adequately, our revenues will be reduced and we may not be able to compete effectively.

In recent years, we received substantial royalties from manufacturers of digital still cameras who licensed our rapid image retrieval (“121”) patent. This patent expired in April 2006. Today, the majority of our licensing revenue is derived from manufacturers of digital camcorders who we believe use several of our digital compression and image processing patents. These patents expire from 2012 to 2014.

We believe that many of these same patents are also used, or may be used in the future as improved image quality is desired, by manufacturers of digital still cameras, camera-equipped cellular phones and cable set top boxes. The potential royalties from manufacturers of these products could be substantial, and we have engaged in discussions with several such manufacturers. However, our discussions have not yet resulted in any new licensing agreements (or continued payments under existing license agreements), and we cannot assure you that we will be able to enter into any such agreements.

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

In prior years, if we exhausted our licensing negotiations, we would initiate litigation against alleged infringing manufacturers. Recently, the licensing environment in which we operate has changed, making litigation more costly and more uncertain for small companies attempting to license their intellectual property. Accordingly, we are evaluating alternative approaches to intellectual property monetization in order to minimize our litigation costs. To date, we have met with several parties who may be able to assist us with these strategies, and have recently engaged Commercial Strategy, LLC to assist us in identifying companies with whom we might partner, to enhance our licensing program. Additional internal or external resources may be required to pursue our licensing programs. We cannot assure you that we will be able to obtain these additional resources or that any of these programs will result in increased licensing revenues.

Unless we are able to develop or acquire new patents in the digital imaging field or other fields or identify additional existing patents useful in these fields, our licensing revenues may expire as early as 2014. Moreover, if other companies develop patented proprietary technology similar to ours or competing technologies, our competitive position will be weakened and we may experience reduced license revenues.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the third quarter of 2007 that were not registered under the Securities Act of 1933, as amended.

There were no purchases of any shares of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the second quarter of 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed in our Current Report on Form 8-K, filed July 19, 2007, we received a notice from Hillside Capital Incorporated (“Hillside”) on July 13, 2007 alleging that we had breached the Hillside-Ampex/Sherborne Agreement dated December 1, 1994 (the “Hillside Agreement”), and further alleging that if this breach was not cured within ten days after we received the notice, i.e., by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare approximately $45 million of notes previously issued by us to Hillside under the Hillside Agreement (the “Hillside Notes”) immediately due and payable. We do not agree that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes, and we notified Hillside of our position. Any acceleration of the Hillside Notes, unless waived or rescinded, could result in the occurrence of an event of default under certain of our other obligations, including approximately $6.5 million of our Senior Notes due August 2008, which would entitle holders of the Senior Notes to accelerate the maturity of those obligations.

On September 12, 2007, we entered into a standstill agreement with Hillside that currently is scheduled to expire on November 15, 2007, subject to extension or earlier termination in certain circumstances, for the parties to complete documentation that will restructure the Hillside Notes and to clarify how future pension contributions will be funded. The standstill agreement was previously filed with the Securities and Exchange Commission on September 13, 2007 as part of our Form 8-K. The restructuring plan was conditioned upon raising a minimum of $15 million of equity. Proceeds of the offering were to be used to repay Senior Notes which totaled $6.5 million at September 30, 2007, scheduled principal and interest due on the Hillside Notes during the standstill period totaling approximately $1.0 million and the balance would be available to fund other general corporate initiatives. During the standstill period Hillside agreed not to accelerate the maturity of their indebtedness or commence legal action against us.

Recent efforts to raise new equity have been unsuccessful and presently we do not envision being able to satisfy that condition in the standstill agreement. We have informed Hillside that we wish to extend the standstill period and to enter into further negotiations to develop a mutually acceptable plan that provides sufficient resources for us to remain a going concern. Hillside has indicated their willingness to extend the standstill period on terms to be negotiated.

Based on our projected operations, we believe that we will not have sufficient financial resources or be able to generate cash flow to service all of our obligations, including scheduled indebtedness, within the next 12 months and beyond. In order for us to remain a going concern, we will be required to substantially modify the repayment terms of our Senior Notes as well as the Hillside Notes. Alternatively, we may be required to issue new equity to holders of all or most of our outstanding debt securities, as well as for debt that will be issued in connection with future pension plan contributions. Any such issuance of equity for debt would result in current stockholders’ ownership interest being significantly diluted, and potentially cause a substantial decline in the price of our Common Stock. We cannot assure you that we will be successful in restructuring our indebtedness. If Hillside were to declare the Hillside Notes due and/or we are unable to restructure our indebtedness or unable to otherwise service our indebtedness, we might be forced to reorganize under federal bankruptcy laws, which could negatively affect our revenues and the price of our Common Stock. The financial statements presented in this Form 10-Q do not include any adjustments to the carrying value of assets or liabilities or the classification of debt that might result from any debt restructuring or plan of reorganization that might be ultimately approved by us and our lenders.

For a more detailed discussion of the Hillside Agreement and the nature of the breach alleged by Hillside, see “Part I – Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the third quarter of fiscal 2007 that was not so reported.

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

AMPEX CORPORATION

Date: November 14, 2007	/s/ D. GORDON STRICKLAND
D. Gordon Strickland
President and Chief Executive Officer

Date: November 14, 2007	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Standstill Agreement dated as of September 12, 2007, between Hillside Capital Incorporated and Ampex Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 12, 2007, and incorporated herein by reference).

10.2*	Third Amendment to Lease dated as of August 30, 2007 between The Board of Trustees of the Leland Stanford Junior University (successor to Martin/Campus Associates, L.P.), as landlord, and Ampex Data Systems Corporation (successor to the Company), as tenant, with respect to the premises located at 500 Broadway, Redwood City, California.

10.3*	Fifth Amendment to Lease dated as of August 30, 2007 between The Board of Trustees of the Leland Stanford Junior University (successor to Martin/Campus Associates, L.P.), as landlord, and Ampex Data Systems Corporation (successor to the Company), as tenant, with respect to the premises located at 1228 Douglas Avenue, Redwood City, California.

31.1*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.