Form 10-K
period 2007-12-31
AMPEX CORP /DE/
filed 2008-04-15
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $48,921,156, based on a price of $13.19 per share, which was the closing price of the Registrant’s Class A Common Stock on the Nasdaq National Market on that date. The Class A Common Stock is the only class of common stock outstanding.

As of February 28, 2008 there were 3,923,506 outstanding shares of Class A Common Stock and no outstanding shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

AMPEX CORPORATION

FORM 10-K

Year Ended December 31, 2007

i

PART I

ITEM 1.	BUSINESS

Introduction

Ampex Corporation (“Ampex” and together with its subsidiaries, the “Company”) is a leading innovator and licensor of visual information technology. During our 63-year history, we have developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. We currently hold approximately 370 patents and patent applications covering digital image processing, digital image compression and recording technologies. We leverage our investment in technology through our corporate licensing division that licenses our patents to manufacturers of consumer electronics products. Through our wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), we also develop and incorporate technology in the design and manufacture of very high performance data storage products, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

We have two business segments which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment primarily includes the sale and service of data acquisition and instrumentation recorders (which record data and images rather than computer information), and to a lesser extent mass data storage products. All of our products are made by our manufacturing subsidiary, Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital video products through our corporate licensing division. Our products and licensing activities are described below under “Licensing Segment,” “Recorders Segment” and “Patents, Licenses and Trademarks.” For information regarding revenues, income or loss, assets and other financial data for each business segment for each of our last three fiscal years, see Note 19 of the Notes to Audited Consolidated Financial Statements and “Business Segments” under Item 7 below.

Chapter 11 Reorganization

On March 30, 2008, Ampex and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. We have sought Bankruptcy Court approval of motions that will permit us to continue to pay our employees’ salaries and benefits and certain vendor obligations and honor our customer warranties and other programs in the ordinary course of business.

On or about March 30, 2008, we filed a pre-negotiated plan of reorganization (“the “Plan”) and related disclosure statement (the “Disclosure Statement”), which are subject to approval by the Bankruptcy Court, and a hearing to obtain Bankruptcy Court approval of the Disclosure Statement has been scheduled for May 14, 2008. The Bankruptcy Court requires that we solicit votes from certain creditors to accept or reject the Plan only after the Disclosure Statement has been approved. Prior to filing petitions for relief under chapter 11, we negotiated the terms of the Plan with and obtained the support of creditors holding a majority of our secured debt and our largest unsecured creditor. This support is evidenced by the Plan Support Agreement (“PSA”), which the parties filed contemporaneously with the commencement of the Debtors’ chapter 11 cases (the “Chapter 11 Cases”). The parties to the PSA have agreed to support the Plan and not to support any other plan in exchange for our agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan in accordance with the terms of the PSA. The PSA may be terminated in the event that the Plan and Disclosure Statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its confirmation, and in certain other situations. We believe that we will emerge from chapter 11 before the end of the year with a viable capital structure and with sufficient liquidity for us to continue operating as a going concern.

The overall purpose of the Plan is to provide for the restructuring of the Company’s liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Company after it emerges from chapter 11 (“Reorganized Ampex”) by de-levering the Company, providing additional liquidity and arranging a long-term financing solution to future pension contributions that does not over-leverage us in future years. See “Item 7. Management’s Discussion and Analysis—Plan of Reorganization” for a description of the restructuring terms and conditions.

Upon emergence from chapter 11, we will be required to adopt fresh-start accounting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Our consolidated financial statements as of December 31, 2007 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan and the adoption of fresh-start accounting.

As a result of the filing of the Chapter 11 Cases, we received notice from Nasdaq on April 11, 2008 that it intends to delist our Common Stock at the opening of business on April 21, 2008, unless we request an appeal. We are evaluating whether to appeal Nasdaq’s determination, and plan to file a Current Report on Form 8-K shortly, which will contain more information about Nasdaq’s notice of delisting.

We incorporated in Delaware in January 1992 as the successor to a business originally organized in 1944. References to “Ampex” include subsidiaries and predecessors of Ampex Corporation, unless the context indicates otherwise. Our principal executive offices are located at 1228 Douglas Avenue, Redwood City, California 94063, and our telephone number is (650) 367-2011. We also maintain a website on the Internet at www.ampex.com. Our Class A Common Stock is currently quoted on the Nasdaq Capital Market under the symbol “AMPX.” Our stock may be delisted shortly as a result of the commencement of our Chapter 11 Cases.

Our trademarks used in this report include “Ampex”, “DCT”, “DST”, “DCRsi”, “DIS”, “DDRs” and “DSRs”, which are trademarks of Ampex Corporation. All other trademarks and service marks used in this report are the property of Ampex or their respective owners.

Where You Can Find More Information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K that we file from time to time and our proxy statements. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information for electronic filers (including us) at its website www.sec.gov. We also make available free of charge, on or through our Internet website located at www.ampex.com, our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC, our Code of Ethics, and certain other documents.

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

Licensing Segment

Overview

We have a significant portfolio of patents that results from investments in research, development and engineering that we have made to design and improve the products made by our manufacturing subsidiary, Data Systems. In general, our products have been designed for demanding and specialized professional television or intelligence gathering use and have, therefore, been too expensive for sale to individual consumers. However, we have found that, in many instances, patented innovations in performance or features developed for the professional markets have later been adopted in consumer products, typically 7-10 years later.

In order to generate revenues from the consumer markets that we do not sell in directly, we license our patents to manufacturers of consumer electronics in return for royalties based on the value of their sales. In 1968, we licensed our first manufacturer of consumer videocassette recorders (“VCRs”) and subsequently we licensed essentially every significant manufacturer of VCRs in the world. VCRs were based on analog video technology. We ceased to develop analog technology many years ago. Most of the relevant patents expired by 2001 and our licensees no longer pay royalties on analog products. However, our research and development in the field of digital video recording resulted in patents which have found application in digital camcorders, digital still cameras and we believe other products that record still or motion video images. Today, substantially all of our licensing revenue comes from manufacturers of digital camcorders that have licensed several patents that do not expire until after 2012. We continue to investigate use of our digital video patents in other consumer products but we are not presently receiving licensing revenues on these products. In 2007, we engaged various third parties to help us identify “non-litigation” approaches to monetize our intellectual property. There can be no assurance that these expanded efforts will be successful.

Technology

In the 1980’s we were a leader in the development of digital video technology for use in such products as digital special effects, digital graphics, digital time base correctors and many others. We received limited royalty income from licensing these patents for use in broadcast television products, but the markets were small and image-based consumer products did not employ digital technology at that time for various reasons, including cost.

As part of our digital video technology development, we made developments in digital image compression, and in the mid 1990’s we introduced the first professional videotape recorder to successfully use digital image compression. These devices were part of a family of products marketed by us under the DCT trademark. The patents that we received as a result of designing these products are now, we believe, among the most potentially valuable to our licensing program with the manufacturers of digital video imaging consumer products.

Digital image compression, which was developed by us and by several other companies, has been a key factor making it possible to produce new generations of digital consumer imaging products at affordable prices. Products that store images without compression have remained too inefficient and expensive. Compression lowers component costs and also reduces size, power consumption and data storage requirements, which are crucial to making devices that are portable.

The adoption of digital technology in consumer markets also resulted in a technical convergence among consumer products. For example, in the analog era, still video images were captured on chemical film while motion video was captured on magnetic videotape. Today’s digital products use common technologies so that digital still cameras can record motion video as well as still video images, digital video recorders can record still video images as well as motion video, and some digital cellular telephones can record and transmit both types of video images. This convergence has been important to us because it has enabled us to broaden the markets that our licensing program can address. In 2003 most of our royalties were from digital video camcorders. In 2004, 2005 and 2006, we continued to generate significant royalties from digital video camcorders but the majority of our licensing revenues came from digital still cameras, and we also generated royalties from DVD recorders. In April 2006, our Rapid Image Retrieval patent (“121” patent) used in digital still cameras and camera-equipped cellular phones expired. While we continue to believe that certain other patents are being used in digital still cameras and camera-equipped cellular phones which do not expire until after 2012, all of these licensees have discontinued royalty payments to us subsequent to the expiration of the 121 patent.

Patents

Our Rapid Image Retrieval patent had been responsible for the majority of the licensing income that we earned in the first half of 2006, and in years 2005 and 2004, principally from manufacturers of digital still cameras and, to a lesser extent, manufacturers of camera- equipped cellular phones. The patent expired on April 11, 2006. We own additional patents that relate to digital imaging, which we believe are generally relevant to many digital consumer imaging products, and we are currently receiving royalties on these patents from several manufacturers of digital camcorders and one manufacturer of DVD recorders. It is our policy to license a portfolio of our patents in order to provide our licensees with the maximum amount of design freedom. Whether our licensees use one or several of our patents, the royalty rate is unaffected. We do not receive information from our licensees as to which specific patents they actually use at any point in time. Certain of our digital imaging patents are discussed below.

Image data shuffling patents are used to reduce the amount of data required to transmit or record an image. These patents expire at various dates through 2013 and have been issued in the USA, France, Great Britain, Germany and Taiwan. We believe that these patents are necessary for the production of digital video camcorders because they are included in applicable technical standards. We believe it is possible that they also may be used in DVD recorders and set top cable boxes that are equipped to record video (“cable boxes”) and in computers and other video equipment that are capable of generating video in the digital video (“DV”) format. The technology is useful in compressing either still or motion video images and we believe it is possible these patents may be used or useful in digital still cameras and possibly in camera-equipped cellular telephones.

Feed forward quantization patents are also useful in reducing the amount of data required to transmit or record images, principally video images. These patents expire at various dates through 2012 and have been issued in the USA, France, Great Britain, Germany and Taiwan. We believe that these patents are used in the production of digital video camcorders complying with applicable technical standards. We believe that these patents may be used in DVD recorders and cable boxes and in computers and other video equipment that are capable of generating video in the DV format. We also believe that they may be used or useful now or in the future in digital still cameras and camera-equipped cellular telephones that have the capability to record still and motion video.

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

Digital video stability detector patents relates to determining when to switch to an internal timing flywheel as opposed to using a low quality incoming timing signal associated with an input digital video stream and may be useful in digital video devices (LCD TVs, Set Top Box, DVD players, etc.) with input digital component video signals. The patent expires in 2012 and is issued in the USA.

Markets and Customers

In recent years, we have received substantial revenues from manufacturers of digital video camcorders, digital still cameras, camera equipped cellular telephones and DVD recorders. Today, the vast majority of our royalties come from manufacturers of digital video camcorders and we have one licensee that manufactures DVD recorders. We have had numerous discussions with manufacturers of a variety of additional digital video consumer products regarding the possible use of several of our patents, including those discussed above. However, we have not been able to prove infringement and as a result have been unable to conclude new licensing agreements. Due to changes in patent laws and our limited financial resources we do not believe it is practical to pursue a traditional patent licensing strategy, but we are evaluating other strategies to monetize our intellectual property, including the sale of patents or formation of joint ventures with third parties that have greater financial resources and may be able to pursue patent licensing strategies.

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

Our principal data acquisition/instrumentation products currently are the DDRs 400, DSRs 440, DSRs 400B and DSRs 400J. These are disk- and solid state memory-based recorders, which are plug-compatible replacements for our tape-based DCRsi instrumentation recorders for ease of data transfer, analysis and archival storage. The removable, hermetically sealed disk cartridge-based DDRs 400 instrumentation disk recorder offers a sustained data rate of 400 megabits per second (“Mb/s”) and storage capacity of up to 960 gigabytes (“GB”). The DDRs 400 is used in airborne image recording, telemetry data and acoustic sonar data acquisition and in flight test and radar development applications. The DSRs 440, DSRs 400B and DSRs 400J solid state recording systems include removable, flash memory cartridges and are specifically designed for airborne applications requiring rapid data rates and large storage capacities in a small, rugged and lightweight package. The DSRs 440, DSRs 400B and DSRs 400J offer sustained data rate of 600 Mb/s and an expandable solid state storage capacity of up to 2.2 terabytes (“TB”). The Amux 600 Multiplexer can be internally or externally configured with the DDRs and DSRs product line to enable simultaneous capture of multiple channels of data input in mission critical airborne applications. Modular input channels can be combined and configured to suit different application requirements. The HRR 700 High Definition Video Recorder is a compact, solid state-based recorder that provides up to 224 GB of removable storage and sustained data rates of up to 600 Mb/s. It is fully compatible with our Amux 600 I/O modules as well as other standard industry data input interfaces. As our customers’ data storage requirements increase, solid state memory becomes cost prohibitive. Accordingly, we are designing ruggedized disk-based recorders that offer the economics of disk storage without sacrificing the superior functionality of solid state. Our WDS 2000 FC is a wide band, compact disk array that has been ruggedized for airborne data acquisition and storage and is capable of recording multiple data streams of uncompressed high definition video with RAID 3 reliability in high vibration environments.

We continue to offer our tape-based DCRsi 240, DCRsi 120 and DCRsi 75 digital instrumentation recorders. Tapes from these recorders are fully interchangeable. The DCRsi recorders are rugged, highly reliable and compact recorders that permit uninterrupted data capture from fractions of a megabit per second up to 240 megabits per second over very long periods of time, such as during test flights of new aircraft. The DCRsi 240 instrumentation recorder has the capability of storing 48GB of data at a record/reproduce rate of up to 240 Mb/s. The DCRsi 120 instrumentation recorder has a similar storage capacity and a record/reproduce rate of 120 Mb/s. The DCRsi 75 recorder is our lowest cost DCRsi model with a record-reproduce rate of 75 Mb/s. These products are designed for data interchange between locations and agencies. In ground-based applications, which generally are less harsh environments that do not require the ruggedness of a DCRsi recorder, our 19-millimeter DST and DIS mass data storage products can also perform the storage and analysis functions of DCRsi products.

Orders for these products have generated backlog of $2.8 million and $5.9 million at December 31, 2007 and 2006, respectively. The decline in backlog related principally to completion of shipments in 2007 against a multi-year contract with The Boeing Corporation.

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

19-millimeter Products.    Our 19-millimeter tape-based products include our DST and DIS tape drives and library systems and use core technology developed by us for our digital video recorders when we were active in the professional television market until 1992. Our DST tape drives are used to store digital data in formats such as SCSI and fibre channel that are typically utilized in the computer industry. Our DIS tape drives use specialized instrumentation formats that are primarily used in intelligence gathering. The drives use high-density metal particle tape cartridges, which are available in a range of sizes providing storage capacities from 100 to 660GB per cartridge in quad-density format. DST automated library systems incorporate multiple tape cartridges and tape drives and provide from 1.2 to 12.8 TB of storage capacity. Expansion modules can expand the DST library storage capacities up to approximately 100 TB. DST and DIS tape drives offer rapid access times to vast amounts of data that is maintained “near online” to allow it to be retrieved or archived quickly from or to very large data bases. We manufacture our 19-millimeter products to customer order. Since our Recorders segment is primarily focused on our data acquisition and instrumentation products, we do not currently intend to invest additional development resources to extend the life of our 19-millimeter products beyond the quad density format. However, we will conduct sustaining engineering to support our current customers’ requirements. See “Markets,” “Distribution and Customers,” “Competition,” and “New Product Development and Industry Conditions.”

Other Products.    Data Systems’ other products are primarily television after-market products (including spare parts) relating to television products that we manufactured in prior periods and continue to support.

Markets

Data Acquisition/Instrumentation Recorders.    Data Systems’ DDRs, DSRs and DCRsi recording drives are designed to acquire large volumes of data in stressful physical environments and under severe vibration and shock conditions. These recorders are used extensively in airborne and naval intelligence acquisition and for the collection of test data during the design and qualification of aircraft. These products are used by U.S. and foreign military and intelligence agencies (including those of China, Germany, India, Japan, the United Kingdom and certain South American countries), as well as by manufacturers of commercial airplanes, such as Boeing, and other foreign airframe manufacturers. A significant portion of DCRsi products are also sold in versions that are intended for use in ground facilities for the long-term storage or analysis of data previously collected in mobile environments. Our DSRs and DDRs products have been developed to replace over several years a large installed base of DCRsi tape-based recorders.

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

Our sales to U.S. government agencies (either directly or indirectly through government contractors) represented approximately 35% of the Recorders segment revenue in fiscal 2007 compared to 46% in fiscal 2006 and 59% in fiscal 2005. Sales to government customers are subject to customary contractual provisions permitting termination at the government’s election. See “Markets.”

In 2007, The Boeing Corporation accounted for 39.2% of total recorder’s segment revenue. In 2006, The Boeing Corporation and Lockheed Martin Corporation accounted for 14.9% and 10.0% of total Recorders segment revenue, respectively. In 2005, no single Recorders segment customer accounted for more than 10% of total revenue.

Research, Development and Engineering

We have been developing high performance recording systems for the intelligence community for over 50 years. Until 1992, we also developed recording systems and special effects products for the professional television industry. In recent years, substantially all of our research and development activities have focused on our data acquisition and instrumentation recorders. Over the years, we have developed extensive expertise in a wide area of technical disciplines and have developed fundamental innovations in digital image processing, magnetic recording technology and communication channel electronics. In 2007, we spent approximately $4.9 million (16.9% of total Recorders segment revenue) for research and development programs and engineering costs, compared to $4.4 million (17.6% of total Recorders segment revenue) in 2006 and $4.2 million (17.3% of Recorders segment revenue) in 2005. While we have in recent years increased spending on research and development, future spending may need to be reduced if Data Systems were to experience further declines in product revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Audited Consolidated Financial Statements.

In prior years, we designed and manufactured a wide range of professional television products. We patented many of our innovations, many of which remain in force for the next several years. These technologies form the foundation of our digital imaging patent portfolio that we are seeking to exploit with new licensing agreements covering digital video camcorders, digital still cameras, camera equipped cellular phones, DVD recorders, and hard disk recorders.

In recent years, our Recorders segment has elected to focus on its data acquisition and instrumentation products. As a result, it has transitioned much of its research and development budget away from the 19-millimeter digital recording technology, to the recently developed DSRs and DDRs solid state- and disk-based recorders, which incorporate data interfaces, previously utilized in our DCRsi recorders. These products have largely been designed in response to unique and varied requirements of various U.S. and foreign government agencies and are being evaluated for inclusion in future intelligence gathering programs under consideration. As a result, our new products have been manufactured in limited quantities. New government programs typically undergo several years of evaluation before product specifications are established, prime and subcontractors selected, funding appropriated and contracts let. See “Recorder Segment Products—Data Acquisition/Instrumentation Products” above. We do not plan to develop our 19-millimeter product lines beyond the quad density format. However, we plan to conduct sustaining engineering to support our current customers’ requirements.

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

Patents, Licenses and Trademarks

As a result of our ongoing research and development expenditures, we have developed substantial proprietary technology, certain of which we have elected to patent or to seek to patent. As of December 31, 2007, we held approximately 370 patents and patent applications, including approximately 140 patents in the U.S. and approximately 240 corresponding patents in other countries. Also, there are approximately 25 U.S. and foreign patent applications pending. The majority of these patents and pending patents relate to our recording technology. We continually review our patent portfolio and allow non-strategic patents to lapse, thereby minimizing substantial renewal fees.

U.S. patents are, at present, in force for a period of 20 years from the date of application and patents granted by foreign jurisdictions are generally in force for between 14 years to 20 years from the date of application. We have obtained our present patents over the course of the past 20 years and, accordingly, have patents in force that will expire from time to time over the next 20 years. Patents are important to our current overall business, both as a source of protection of the proprietary technology used in our current products, and as a source of royalty revenue. While results of operations would be adversely affected by the loss or expiration of patents that generate significant royalty revenue, Management believes that none of our Recorders segment product lines is materially dependent upon a single patent or license or group of related patents or licenses, and that timely introduction of products incorporating new technologies or particularly suited to meet the needs of a specific market or customer group is a more important determinant of the success of our current business.

In 2007, one licensee, Sony Corporation, accounted for 16.7% of total revenue. In 2006, one licensee, Sony Corporation, accounted for 10.2% of total revenue. In 2005, one licensee, Matsushita Electric Industrial Co. Ltd., accounted for 11.9% of total revenue.

It is not possible to predict the amount of royalty revenue that will be received in the future. Royalty revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the extent of use of our patented technology by third parties, the extent to which we must pursue litigation in order to enforce our patents, and the ultimate success of our licensing and litigation activities. We also expect to spend additional costs in future years in our investigation and analysis of how our digital video imaging and data compression technologies are being utilized by manufacturers of consumer digital video products. There can be no assurance that we will continue to develop or otherwise acquire patentable technology that will generate significant patent royalties in future years. We will continue to evaluate additional products and potential licensing opportunities to the extent that our technical and financial resources permit. In 2007, we have begun to pursue additional ways, including possible arrangements with independent patent research and evaluation companies and other third parties, to monetize our intellectual property. There can be no assurance that these expanded efforts will be successful.

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

A substantial portion of our backlog at a given time is normally shipped within one or two quarters thereafter. Therefore, revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter. Our backlog of firm orders at December 31, 2007 was $2.8 million, compared to $5.9 million at December 31, 2006 and $9.1 million at December 31, 2005. We do not generally include foreign orders in backlog until we have obtained requisite export licenses and other documentation. Orders may be subject to cancellation in the event shipments are delayed. For all of the foregoing reasons, results of a given quarter are not necessarily indicative of results to be expected for a fiscal year.

Competition

We encounter significant competition in our Recorders segment product markets. Although our competitors vary from product to product, many are significantly larger companies with greater financial resources, broader product lines and other competitive advantages. Our primary market focus is currently directed toward the data acquisition and instrumentation markets, principally involving intelligence gathering for classified programs where our products historically have been widely deployed. Our involvement in the mass data storage market is directed at data acquisition and archival storage applications for intelligence gathering. We do not attempt to compete in the commercial mass data storage applications market.

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

New Product Development and Industry Conditions

The instrumentation and data storage industries are characterized by continual technological change and the need to introduce new products and product upgrades. This requires a high level of expenditure for research and development. Obsolescence of existing product lines, or the inability to develop and introduce new products, could have a material adverse effect on revenues and results of operations. We have no current plans to develop our 19-millimeter mass data storage product lines beyond the quad density format, but we plan to invest in sustaining engineering activities to support the needs of our existing customer base. No assurance can be given that existing products will not become obsolete, that any new products will win commercial acceptance or that our new products or technology will be competitive. See “Competition.” Furthermore, the introduction of new products or technologies can be hampered by technical problems in design, manufacturing and test procedures or the occurrence of other unforeseen events.

Sales of our instrumentation products can be significantly affected by changes in government spending levels. See “Markets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International Operations

Substantially all of our licensing revenue is derived from foreign manufacturers of consumer digital imaging products. Sales of data acquisition and instrumentation recorders and related service to foreign customers accounted for approximately 19.1% (of which 2.3% relates to export sales made directly to foreign customers) of product and service revenue in fiscal 2007, compared to 24.6% (of which 6.1% relates to export sales made directly to foreign customers) in fiscal 2006 and 27.1% (of which 6.0% relates to export sales made directly to foreign customers) in fiscal 2005. Foreign marketing operations are conducted primarily through local distributors and agents, with support from our internal marketing and sales organization. See “Distribution and Customers.”

Foreign operations are subject to the usual risks attendant with investments in foreign countries, including limitations on repatriation of earnings, restrictive actions by local governments, fluctuation in foreign currency exchange rates and nationalization. Additionally, export sales are subject to export regulations and restrictions imposed by the U.S. Department of State and the U.S. Department of Commerce.

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

Environmental Regulation and Proceedings

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2008 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigation, remediation and/or monitoring activities outstanding at December 31, 2007. Three sites are associated with the operations of our former Media subsidiaries (“Media”) while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for chapter 11 relief under the Bankruptcy Code. During 2007 and 2006, we spent a total of approximately $0.2 million and $0.2 million, respectively, in connection with environmental investigation, remediation and monitoring activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At December 31, 2007, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.0 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. We do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements. Neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined. Considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted. Under the Plan, we intend to cancel our environmental remediation obligations in exchange for new common stock of Reorganized Ampex (“New Common Stock”).

While we believe that we are generally in compliance with all applicable environmental laws and regulations or have plans to bring operations into compliance, it is possible that we will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because we conduct our business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on our business, operating results or cash flow. There can be no assurance that we will not ultimately incur liability in excess of amounts accrued at December 31, 2007 for pending environmental matters or that additional liability with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

Employees

As of December 31, 2007, in our continuing operations we employed 112 people worldwide (all of whom were full-time employees), compared to 121 at December 31, 2006 and 127 at December 31, 2005. Approximately 13% of our current worldwide workforce is employed in our international operations, compared to 11% at December 31, 2006 and 12% at December 31, 2005. No employees are covered by any collective bargaining agreement. We are dependent on the performance of certain key members of management and key technical personnel as more fully described below in “Item 10. Directors, Executive Officers and Corporate Governance.” We have not entered into employment agreements with any such individuals other than D. Gordon Strickland, who on February 16, 2007, the Board of Directors appointed as our CEO, President and director. He replaced Edward J. Bramson who resigned as an officer and a director of the Company.

Pension Plan Matters

We are the Plan Sponsor of the Ampex pension plan and of the Media pension plan. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2013 in order to fully fund benefits payable to plan participants.

We account for our obligations under these pension plans in accordance with Financial Accounting Standards (“SFAS”) No. 87, “Employers Accounting for Pensions,” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under these accounting principles, we recognize a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations earned by Ampex’s and Media’s U.S. employees and retirees through the 1994 plan termination date, which at December 31, 2007 totaled $44.2 million and $13.5 million, respectively.

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

On January 10, 2005, Media filed for chapter 11 relief under the Bankruptcy Code. Since 2005 we have not received reimbursements for pension contributions from Media and we do not expect to receive any additional payments or to be reimbursed for future pension contributions that we will be required to make under the Media pension plan as its Plan Sponsor.

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2013. The following amounts are less than the unfunded accumulated benefit obligation recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2008	$11,883	$3,808
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314
2013	1,695	509

Total	$40,403	$12,562

In 1994, the Company, the Pension Benefit Guaranty Corporation (the “PBGC”), Hillside Capital Incorporated (“Hillside”) and certain other parties, entered into a joint settlement agreement (the “Joint Settlement Agreement”) in connection with the 1994 reorganization of our former parent, NH Holding Incorporated (“NHI”), relating to our pension plan (the “Ampex” pension plan) and the pension plan of our former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Joint Settlement Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

Through December 31, 2007, Hillside made pension contributions totaling $49.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $19 million was paid in 2007 and $9.5 million was paid in 2006.

Pursuant to the Hillside-Ampex/Sherborne Agreement dated December 1, 1994 (the “Hillside Agreement”), Ampex is required to issue notes to Hillside (the “Hillside Notes”) in the amount of any pension contributions it makes to the Ampex or media pension plans. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to our senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates occurring after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.10% at December 31, 2007). We granted to Hillside a security interest in Data Systems’ inventory and subsequent proceeds from the sale of inventory as collateral for the Hillside Notes. The Hillside Agreement contains certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities. Filing for bankruptcy protection may give rise to an event of default under the Hillside Notes. Accordingly, at December 31, 2007, all Hillside Notes are classified as current obligations of the Company. No adjustment to the Notes to give effect to the Plan has been reflected in our consolidated financial statements.

Hillside is legally obligated to comply with the terms of the Joint Settlement Agreement, and in the past has represented that it has sufficient assets to fund pension contributions that are scheduled in future years. We have no direct or indirect financial ownership interest in Hillside and, accordingly, have no ability to control Hillside or to mandate its compliance with the terms of the Joint Settlement Agreement. Accordingly, except for the provisions of the Joint Settlement Agreement and the related Hillside Agreement, our ability to borrow pension contributions from Hillside is beyond our control. Under the Plan, except for certain amendments to the Hillside Agreement, the Joint Settlement Agreement will remain unaffected by the Plan and our Chapter 11 Cases, and Hillside’s obligations thereunder will continue in effect.

Under the Plan, Hillside will remain jointly and severally obligated with us for future pension funding in the event that we do not have adequate liquidity to make our pension contributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Plan of Reorganization.”

ITEM 1A. RISK	FACTORS

Risk Related to our Business

Our bankruptcy reorganization may negatively impact our future operations.

On March 30, 2008, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Prior to the commencement of the Chapter 11 Cases, we negotiated with and obtained the support of our largest secured and unsecured creditors with respect to the Plan. It is anticipated that our trade creditors will be unaffected by the Plan and our Chapter 11 Cases. We believe we will be able to emerge from chapter 11 no later than the fall of 2008 with a viable capital structure and with sufficient liquidity to continue operating as a going concern. Nonetheless, our Chapter 11 Cases may adversely affect our ability to retain existing customers, attract new customers, maintain contracts that are critical to our operations, and to retain key executives, managers and employees.

Our ability to emerge from chapter 11 as a going concern is conditioned upon compliance with the terms and deadlines contained in the Plan Support Agreement, many of which are beyond our control.

Our ability to continue operating as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with viable and profitable operations and with adequate liquidity. We believe the Plan will achieve these objectives. Prior to filing the petitions, we negotiated with and obtained the support of our largest secured and unsecured creditors for the terms of the Plan as evidenced by the PSA, which was filed contemporaneously with our petitions for relief under the Bankruptcy Code. The PSA contains a number of conditions, including that the Plan and Disclosure Statement must be approved by the Bankruptcy Court by certain deadlines. There can be no assurance that the Plan and Disclosure Statement will be approved or that we will be able to satisfy all of the other conditions of the PSA. If the Plan is not approved, we may be unable to pay our debts as presently scheduled, which would require us to seek protection in chapter 11 without the support of our creditors and could force us to liquidate the Company under chapter 7 of the Bankruptcy Code due to our limited unencumbered available resources. Accordingly, we may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

The existing Common Stock of the Company is contemplated to be cancelled pursuant to the Plan and may have no value. Our current shareholders may be entitled to receive rights to future payment upon consummation of the reorganization.

Under the Plan, all of the Debtors’ existing Common Stock, stock options, warrants and unvested restricted stock awards will be cancelled upon emergence from chapter 11. Upon the Debtors’ emergence from chapter 11, certain unsecured creditors will receive shares of New Common Stock, which will not be publicly traded and the existing shares of Common Stock will have become delisted. Holders of existing Common Stock, stock options, warrants or unvested restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan holders of existing Common Stock that do not object to the Plan will be eligible to receive CPRs (defined below) that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the newly reorganized Debtors after they emerge from chapter 11 (“Reorganized Debtors”), the holders of these rights will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering the CPRs (the “Contingent Payment Rights” or “CPRs”). There can be no assurance that the Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of the CPRs. We do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

As a result of the Chapter 11 Cases, our Common Stock may be delisted from Nasdaq.

As a result of the filing of the Chapter 11 Cases, we received notice from Nasdaq on April 11, 2008 that it intends to delist our Common Stock at the opening of business on April 21, 2008, unless we request an appeal. We are evaluating whether to appeal Nasdaq’s determination, and plan to file a Current Report on Form 8-K shortly, which will contain more information about Nasdaq’s notice of delisting. Even if we decide to appeal, we cannot assure you that Nasdaq will agree to revoke its delisting of our Common Stock.

Implementation of the Plan as contemplated will result in a Change of Control.

The cancellation of our Common Stock and the issuance of New Common Stock to certain of our creditors, as contemplated by the Plan, will result in a change of control of the Debtors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Plan of Reorganization,” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Changes in Control.”

Provision for Income Taxes.

The provision for income taxes in years ended December 31, 2007, 2006, 2005 included foreign and state income taxes and withholding taxes on royalty revenue. In 2005, we were able to lower our tax provision by utilizing NOL carryforwards. At December 31, 2007, we had federal NOLs for income tax purposes of approximately $200 million, expiring in the years 2009 through 2027. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2007, which may be utilized to offset capital gains, if any, generated in future periods.

Cancellation of indebtedness arising from the chapter 11 reorganization is anticipated to reduce the amount of NOL carryforwards by approximately $50 million. A corporation’s use of its net operating loss carryforwards is generally limited under section 382 of the Internal Revenue Code if a corporation undergoes an “ownership change.” When an “ownership change” occurs pursuant to a chapter 11 reorganization, the general limitation under section 382 of the Internal Revenue Code may not apply if certain requirements are satisfied under either section 382(l)(5) or section 382(l)(6) of the Internal Revenue Code. We will experience an “ownership change” in connection with our chapter 11 reorganization, but we have not yet determined whether we will be eligible for or rely on the special rule under section 382(l)(5) or the special rule under section 382(l)(6). Assuming we rely on section 382(l)(5) of the Internal Revenue Code, a second “ownership change” within two years from the effective date of our chapter 11 Plan would eliminate completely our ability to utilize our net operating loss carryovers. Regardless of whether we rely on section 382(l)(5) of the Internal Revenue Code, an “ownership change” after the effective date of chapter 11 reorganization could significantly limit our ability to utilize our net operating loss carryforwards for taxable years including or following such “ownership change.”

The remaining provision for income taxes in 2007, 2006 and 2005 consisted primarily of foreign withholding taxes on royalty revenue generated in certain Far East locations.

Our operating results and income have fluctuated significantly in the past and will continue to fluctuate, and we may not be profitable in the future.

Our revenues and results of operations are generally subject to quarterly and annual fluctuations. Various factors affect our operating results, some of which are not within our control, including:

•	receipt of lump sum, prepaid and ongoing licensing royalties;

•	the expiration of a patent under license;

•	product sales by licensees;

•	new licenses with licensees;

•	the effect of our chapter 11 filing on customers, suppliers, and employees

•	litigation expense and the cost of our chapter 11 filing;

•	debt repayments and interest expense;

•	the amount and timing of pension contributions and related funding obligations;

•	customer ordering and government spending patterns;

•	availability and market acceptance of new products and services;

•	timing of significant orders and new product announcements; and

•	order cancellations.

For example, our licensing revenue has historically fluctuated widely due to a number of factors that we cannot predict, such as the timing and negotiated terms of patent settlement agreements in any particular period, the extent to which third parties acknowledge use of our patented technology, the extent to which we must pursue litigation in order to enforce our patents to protect our business, and the ultimate success of our licensing and litigation activities. Licensing revenue also depends in part on fluctuating sales volumes and prices of licensees’ products that incorporate our technology. Our Recorders segment revenues may also fluctuate significantly in future periods. While this segment reported operating income for 2007, 2006 and 2005, its business is dependent on the funding of government defense programs, which may come under increased pressure in the future, leading to a decline in sales. In addition, a substantial portion of our Recorders segment backlog at a given time is normally shipped within one or two quarters thereafter, and revenues in any quarter are heavily dependent on orders received in that quarter and the immediately preceding quarter.

Our licensing revenue has been materially and adversely affected due to the expiration of one of our patents in April 2006. Furthermore, if we are unable to protect our intellectual property adequately, our revenues will be reduced and we may not be able to compete effectively.

In April 2006, our Rapid Image Retrieval patent (“121” patent) used in digital still cameras and camera equipped cellular phones expired. While we continue to believe that certain other patents are being used in digital still cameras and camera-equipped cellular phones which do not expire until after 2012, our licensees of these products have discontinued royalty payments to us subsequent to the expiration of the 121 patent. To date we have been unable to prove infringement of any of our other digital imaging patents that we believe may be used in a variety of digital imaging consumer products. Even if we were able to prove infringement we would have to obtain resources from contingency law firms or other sources to support our licensing initiatives and to potentially defend us against litigation that prospective licensees might initiate in exchange for a percentage of future royalties. There can be no assurance that we could obtain these resources on terms that would be satisfactory.

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

Unless we are able to develop or acquire new patents in the digital imaging field or other fields or to demonstrate infringement of later-expiring patents, our licensing revenues will expire in 2014. Moreover, if other companies develop patented proprietary technology similar to ours or competing technologies, our competitive position will be weakened and we may experience reduced license revenues.

Our business depends materially on U.S. government spending and a decrease in that spending may adversely affect our revenues and earnings.

Our Recorders segment depends materially on continued expenditures by the U.S. government on intelligence and defense programs. Significant portions of data acquisition and instrumentation recorder sales reflect purchases by prime contractors to the federal government, which are subject to significant fluctuations. The large U.S. budget deficit is expected to result in the cancellation of various defense programs. We do not know whether programs in which we participate will be affected by such cuts, program delays or deferred funding. The loss or significant decline in spending on various imaging and intelligence gathering programs, in which we are subcontractors to prime government contractors, or the lack of acceptance of our new products, could have a material adverse effect on our revenues and earnings.

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

We are the Plan Sponsor for the Ampex and Media defined benefit pension plans, which were frozen in 1994 but remain substantially underfunded. At December 31, 2007, unfunded accumulated plan benefit obligations under these pension plans totaled $44.2 million and $13.5 million, respectively, and have been recognized as liabilities on our consolidated balance sheet.

Future pension contributions payable under these pension plans will fluctuate based on actual investment performance, life expectancy of the participants and other factors versus such assumptions used to project future pension contributions.

Under the Joint Settlement Agreement, Hillside is required to advance pension contributions for the Ampex and Media pension plans in the event that we cannot make such contributions. As part of the Plan, Hillside will remain jointly and severally obligated with us to fund pension contributions in the event that we are unable to do so. We believe that Hillside has sufficient assets to fund future pension contributions under the Joint Settlement Agreement, but we do not own or control Hillside and, except for the provisions of the Joint Settlement Agreement and the related Hillside Agreement, our ability to borrow pension contributions from Hillside is beyond our control. Under the Plan, except for certain amendments to the Hillside Agreement, the Joint Settlement Agreement will remain unaffected by the Plan and our Chapter 11 Cases, and Hillside’s obligations thereunder will continue in effect.

If we are unable to respond to rapid technological change or to develop new products, our revenues and results of operations will be adversely affected.

All the industries and markets from which we derive or expect to derive revenues, directly or through our licensing program, are characterized by continual technological change and the need to introduce new products, product upgrades and patentable technology. This has required, and will continue to require, that we spend substantial amounts of capital on the research, development and engineering of new products and advances to existing products, as well as for assessing infringement of our patents by manufacturers of consumer digital video products. We cannot assure you that our existing products, technologies and services will not become obsolete or that any new products, technologies or services will obtain commercial acceptance. Obsolescence of existing product lines, or inability to develop and introduce new products and services, could have a material adverse effect on our revenues and results of operations in the future. The development and introduction of new technologies, products and services are subject to inherent technical and market risks, and there can be no assurance that we will be successful in this regard. In addition, reductions in our research and development programs could adversely affect our ability to remain competitive.

Because our Recorders segment is primarily focused on our data acquisition and instrumentation products, we have devoted the majority of our research and development to producing our new solid state- and disk-based instrumentation recorders. We do not currently intend to invest additional development resources to extend the life of our 19-millimeter mass storage products beyond the quad density format other than as required to support the needs of our customers. If our Recorders segment were to experience further declines in product revenues, we may be required to reduce future research, development and engineering costs, which may have a material adverse affect on our future operations.

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

Our Recorders segment purchases certain components such as customized integrated circuits, memory chips and magnetic media products from a single or a small number of domestic or foreign manufacturers. Significant delays in deliveries or defects in such components may, from time to time, adversely affect our manufacturing operations, pending qualification of an alternative supplier. In addition, we produce highly engineered products in relatively small quantities. As a result, our ability to cause suppliers to continue production of certain products on which we depend or to deliver those products to us on a timely basis may be limited. These suppliers may require us to purchase lifetime quantities of their products or components, which may cause our inventories to increase beyond levels required to support current revenues. We do not generally enter into long-term raw materials or components supply contracts. Accordingly, if we experience problems with these manufacturers, we could fail to obtain sufficient resources to operate our business successfully.

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

We are dependent on certain key personnel and the loss of one or more of these individuals could disrupt our operations and adversely affect our financial results.

We are highly dependent upon the availability and performance of our executive officers and directors, including the senior executives of our corporate licensing division and Data Systems subsidiary. We have not entered into employment agreements with any of our key employees other than D. Gordon Strickland, our Chief Executive Officer and President since February 16, 2007 (whose employment agreement would not necessarily protect the Company from the loss of his services), and we do not maintain key man life insurance on any of these individuals. Under the Plan, it is contemplated that the composition of the Debtors’ Boards of Directors will change to include nominees of Hillside, our largest unsecured creditor. We cannot assure you that this proposed leadership transition, or the Chapter 11 Cases, will not have a negative impact on our ability to retain our key executives, managers and employees. If we lose the services of any of these key personnel, our business, financial condition and operating results could be materially adversely affected.

We are subject to environmental regulation and could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We are currently engaged in various environmental investigations, remediation and/or monitoring activities at several sites located off our facilities. There can be no assurance we will be able to obtain a discharge of any potential obligations with respect to environmental matters upon emergence from chapter 11 or that additional liabilities with respect to environmental matters will not be asserted in the future. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2007, our principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Redwood City, California	RD&E, manufacturing, sales and licensing (1)	91,760
New York City, NY	Executive offices (2)	19,000
Colorado Springs, Colorado	Manufacturing (3)	22,200
Chineham, Basingstoke, England	Sales and service (4)	3,283
Tokyo, Japan	Sales and service (5)	3,886

(1)	The lease term extends to September 2009. The Recorders segment utilizes approximately 67% of these facilities with the remainder utilized by the Licensing segment.
(2)	This facility lease term extends to April 2008. We have sublet 12,800 square feet of this property to a third party for a term that extends to April 2008. The facilities are utilized for general corporate purposes, unallocated to a specific segment. In addition, in November 2006, we entered into an Office Sharing Agreement with Sherborne Investors pursuant to which we will be entitled to reimbursement of a portion of the lease costs for this facility through the remainder of the lease term.
(3)	The facilities are leased under a five-year lease. The lease term extends to July 2009. The facilities are utilized by the Recorders segment.
(4)	The lease term extends to December 2008. The facilities are utilized by the Recorders segment.
(5)	The facilities are leased under leases that expire during July 2008. The current plan is to renew the leases on a year-to-year basis. The facilities are utilized by the Recorders segment.

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

On March 30, 2008, the Company and its U.S. subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York under the caption In re Ampex Corporation, Case No. 08-11094 (the “Case”). For more information about the Case, see “Item 1. Business—Chapter 11 Reorganization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and Notes 1 and 3 of the Notes to Audited Consolidated Financial Statements.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the International Trade Commission (“ITC”) and also, at the same time, in the United States District Court for the District of Delaware. In the ITC proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we sought monetary damages for infringement of the patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, the date the patent expired. The ITC case was withdrawn to enable the District Court case to proceed. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We appealed this decision to the Court of Appeals for the Federal Circuit, and this court ruled on February 7, 2008, affirming the decision of the District Court without opinion. Kodak has claimed that we committed “inequitable conduct” in connection with the “121” patent. Kodak has until early May 2008 to decide whether to pursue this claim. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant. We have been advised that if Kodak chooses to assert this claim, it will be required to file a proof of claim, which would be resolved during the Debtors’ claims reconciliation process in the Chapter 11 Cases.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2008 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigation, remediation and/or monitoring activities outstanding at December 31, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we may have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. During 2007 and 2006, we spent a total of approximately $0.2 million and $0.2 million, respectively, in connection with environmental investigation, remediation and monitoring activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At December 31, 2007, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.0 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. We do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements. Neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined. Considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted. Under the Plan, we intend to seek a discharge of our environmental obligations.

While we believe that we are generally in compliance with all applicable environmental laws and regulations or have plans to bring operations into compliance, it is possible that we will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Furthermore, because we conduct our business in foreign countries as well as in the U.S., it is not possible to predict the effect that future domestic or foreign regulation could have on our business, operating results or cash flow. There can be no assurance that we will not ultimately incur liability in excess of amounts accrued at December 31, 2007 for pending environmental matters or that additional liability with respect to environmental matters will not be asserted. In addition, changes in environmental regulations could impose the need for additional capital equipment or other requirements. Such liabilities or regulations could have a material adverse effect on us in the future.

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

On April 11, 2008, Nasdaq notified us that it intends to delist our Common Stock at the opening of business on April 21, 2008, unless we request an appeal. We are presently evaluating whether to appeal Nasdaq’s determination, and plan to file a Current Report on Form 8-K shortly with more information about Nasdaq’s notice.

The following table sets forth the high and low prices for the Class A Common Stock for each quarter during fiscal 2007 and 2006.

Fiscal Year	High	Low
2007
First Quarter	$21.91	$14.58
Second Quarter	20.83	12.50
Third Quarter	14.25	6.35
Fourth Quarter	8.99	1.39

2006
First Quarter	$23.07	$18.19
Second Quarter	20.60	10.10
Third Quarter	18.00	9.90
Fourth Quarter	25.90	9.40

As of March 31, 2008, there were 391 holders of record of our Class A Common Stock.

We have not declared any dividends on our Common Stock since our incorporation in 1992 and have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of the indenture for the 12% Senior Notes due August 15, 2008, and certain other agreements as to the declaration of dividends. Under current circumstances, we may not pay any cash dividends on our Common Stock. Upon consummation of the Plan, our existing Common Stock will be cancelled. We do not expect that the New Common Stock to be issued under the Plan will be listed for trading on any exchange.

We have two equity compensation plans—our 1992 Stock Incentive Plan, as amended, and our 2000 Stock Bonus Plan, as amended. Both of these plans were approved by our common stockholders, and provide for the issuance of shares of our Class A Common Stock. These plans do not provide for the issuance of any other class of our equity securities. We have no other equity compensation plans or individual compensation arrangements under which additional equity securities may be issued. Under the Plan, outstanding options and restricted shares issued under our equity compensation plans will be cancelled, along with our Class A Common Stock. See “Item 1. Business—Chapter 11 Reorganization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and Notes 1 and 3 of the Notes to Audited Consolidated Financial Statements. The table below provides information relating to our equity compensation plans as of December 31, 2007. See also Note 15 of the Notes to Audited Consolidated Financial Statements.

	Number of Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Approved by Shareholders	33,135	$20.03	401,491	(1)

(1)	This number includes 87,000 shares issuable as stock bonuses or direct stock purchase rights under our 2000 Stock Bonus Plan.

We did not sell any equity securities during our 2007 fiscal year that were not registered under the Securities Act and have not previously been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

During the fourth quarter of our 2007 fiscal year, there were no purchases of our common stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 Reorganization

On March 30, 2008, the Company and its affiliated debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. We have sought Bankruptcy Court approval of motions that will permit us to continue to pay our employees’ salaries and benefits and certain vendor obligations and honor our customer warranties and other programs in the ordinary course of business.

The Plan and Disclosure Statement are subject to approval by the Bankruptcy Court, and a hearing to obtain Bankruptcy Court approval of the Disclosure Statement has been scheduled for May 14, 2008. The Bankruptcy Court requires that we solicit votes from certain creditors to accept or reject the Plan only after the Disclosure Statement has been approved. Prior to filing our petition, we negotiated with and obtained the support of the holders of a majority of our secured debt and our largest unsecured creditor for the terms of the Plan as evidenced by the PSA, which the parties filed contemporaneously with our voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The parties to the PSA have agreed to support the Plan and not to support any other plan in exchange for our agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan in accordance with the terms of the PSA. The PSA may be terminated in the event that the Plan and Disclosure Statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its confirmation, and in certain other situations. There can be no assurance that the Plan and Disclosure Statement will be approved or that we will be able satisfy all of the other conditions of the PSA. If the Plan is not approved, we may be unable to pay our debts as presently scheduled, which would require us to seek protection in chapter 11 without the support of our creditors. This might force the Company to liquidate under chapter 7 of the Bankruptcy Code due to the Company’s limited unencumbered available resources. Accordingly, we may not be able to continue to operate as a going concern. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

The consolidated financial statements as of December 31, 2007 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan and the adoption of fresh-start accounting. Legal expenses incurred in connection with the restructuring of the 12% Senior Notes due August 15, 2008 (the “Senior Notes”) and the Hillside Notes and in preparing for the Chapter 11 Cases, have been reported separately as “Reorganization Costs” in our consolidated statements of operations.

Plan of Reorganization

The overall purpose of the Plan is to provide for the restructuring of our liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of Reorganized Ampex by de-levering the Company, providing additional liquidity and arranging a long-term financing solution to future pension contributions that does not over-leverage us in future years. At March 30, 2008, we had outstanding debt totaling $59.6 million, which consisted of $6.9 million of Senior Notes, $11 million of secured debt and $41.7 million of unsecured indebtedness (including interest) in connection with the Hillside Notes. Under the terms of the Hillside Notes, $2.7 million is due currently and another $6.5 million of principal and interest is due at various times in 2008. Substantial debt service under the Hillside Notes is due in 2009 and beyond. As more fully explained in Note 11, the Hillside Notes arose under a funding agreement with the Company, Hillside and the PBGC whereby Hillside is jointly and severally obligated along with us to make pension contributions under the Ampex and Media pension plans in the event that we do not have sufficient liquidity to make such payments. Pension contributions under these plans from 2008 through 2013 are estimated to total $53 million.

Under the terms of the Plan, the Debtors and Hillside are agreeing to enter into a credit agreement (the “Credit Agreement”) which generally consists of three components: (1) obligations to satisfy existing secured debts; (2) new borrowings; and (3) any future obligations incurred in connection with Hillside’s payment of required contributions or termination liability under the pension plans. Pursuant to the terms of the Plan and the PSA, Hillside will agree to accept the Debtors’ obligation to repay $10.5 million under the Credit Agreement in full and final satisfaction of its $11 million secured claims against the Debtors on account of the Hillside Notes. The remaining $0.5 million of Hillside’s secured claim is contemplated to be gifted to the holders of existing Common Stock who do not object to the Plan. This gift will be distributed in the form of certain rights which are described below. In addition, under a separate tranche of the Credit Agreement, Hillside will loan the Company $5 million to be used for general working capital purposes and to repay approximately $3.5 million of the Senior Notes. Furthermore, if Hillside is required to fund future required contributions to the pension plans, Hillside will be deemed to have granted another new senior loan in the amount of such contribution.

All three elements of this Credit Agreement (i.e., the $10.5 million of debt in exchange for Hillside’s secured claim, the $5 million in new borrowings, and any amounts borrowed on account of the future required contributions or termination liability under the pension plans satisfied by Hillside) shall be equal to an aggregate amount not to exceed $25 million outstanding under the Credit Agreement. Thereafter, the Debtors will issue to Hillside new preferred stock of Reorganized Ampex (the “New Preferred Stock”) in the amount of each required contribution made by Hillside to the pension plans. It is estimated that at the time of Plan confirmation Hillside will have already made $3.8 million of additional required contributions to the pension plans.

The loans under the Credit Agreement will bear interest at 10% per annum. The balance of amounts outstanding under the Credit Agreement will be repayable, under various terms of the Credit Agreement, in annual installments ranging from $2.9 million to $5.0 million beginning in March 2010. The holders of the Senior Notes will receive amended senior notes in the amount of the outstanding portion of their claims held on account of the Senior Notes on the effective date of the Plan. Under the Plan, it is contemplated that unsecured trade creditors will be satisfied in full in cash. Other unsecured creditors, who include, but are not limited to, Hillside with respect to its unsecured claims, certain participants in our Supplemental Retirement Plans and holders of claims arising from environmental remediation obligations will receive New Common Stock in full satisfaction of their claims. Shares of New Common Stock are not expected to be registered or traded on any public exchange.

Under the Plan, all of the Debtors’ existing Common Stock, stock options, warrants and restricted stock awards will be cancelled upon emergence. Upon the Debtors’ emergence from chapter 11, the New Common Stock will not be publicly traded and the existing shares will become delisted. Holders of existing Common Stock, stock options, warrants or restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan holders of existing Common Stock that do not object to the Plan will be eligible to receive CPRs that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the Reorganized Debtors, the holders of the CPRs will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering the CPRs. There can be no assurance that the Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if it does, whether they will attain sufficient levels required to provide for distributions to the holders of these rights. The Debtors do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

The cancellation of our Common Stock and the issuance of New Common Stock to certain of our unsecured creditors, as contemplated by the Plan, will result in a change of control of Ampex. Upon consummation of the Plan, it is contemplated that Hillside, which is currently our largest unsecured creditor, will own approximately 80% of the New Common Stock, and will be entitled to appoint all of the members of our Board of Directors. Accordingly, due to the anticipated change of control and the pendency of the Chapter 11 Cases, we expect that our 2008 Annual Meeting of Stockholders will be delayed past May 16, 2008, which was the date set forth in our 2007 proxy statement.

Events Leading to Chapter 11 Filing

During the period 2001 through 2007, Hillside made pension contributions totaling $49.1 million pertaining to our pension plan and the Media pension plan, of which $19.0 million was paid in 2007 and $9.5 million was paid in 2006. Additional pension contributions totaling approximately $53 million are also scheduled to be paid to our pension plans over the next several years, which Hillside may be required to fund, depending on our liquidity.

Prior to our filing under chapter 11, when Hillside was required to make all or a portion of the above pension contributions, we issued Hillside Notes in the amount of its pension contribution. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the Notes. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.10% at December 31, 2007). We granted to Hillside a security interest in Data Systems’ inventory and subsequent proceeds from the sale of inventory as collateral for the Hillside Notes. The Hillside Notes contain certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

On July 13, 2007, we received notice from Hillside alleging that we had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare the Hillside Notes immediately due and payable (approximately $45 million) as of that time. We notified Hillside that we do not believe that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes. Any acceleration of the Hillside Notes, unless waived or rescinded, would have resulted in the occurrence of an event of default under our Senior Notes, and would have entitled holders of the Senior Notes totaling $6.7 million at December 31, 2007 to accelerate the maturity of those obligations.

On September 12, 2007, we disclosed that we had entered into a standstill agreement with Hillside, whereby Hillside agreed not to accelerate the maturity of the Hillside Notes or commence legal actions against us for sixty days while the parties worked to complete documentation of a restructuring of the Hillside Notes, clarify how future pension contributions would be funded and permit us to raise additional equity financing to pursue our patent monetization program (as the same was amended and or modified from time to time, the “Standstill Agreement”). From September 12, 2007 through January 14, 2008 (the “Standstill Period”), we operated under the Standstill Agreement, and during that time, attempted to restructure the Hillside Notes. Prior to the expiration of the Standstill Agreement, which was due to expire on its own terms on January 15, 2008, Hillside terminated the Standstill Agreement and demanded immediate payment of approximately $1.3 million of outstanding principal due on the Hillside Notes, and demanded payment of approximately $1.4 million of accrued interest due on the Hillside Notes within ten days. At that time, Hillside further reasserted its allegation that we had breached the Hillside Agreement. Hillside stated in its notice to us that if we failed to make the principal and interest payments then due on the Hillside Notes and cure the alleged breach within the specified periods, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to accelerate repayment of the outstanding Hillside Notes. Based upon our cash position, we determined that it was not financially prudent to repay the $2.7 million demanded by and due to Hillside but we continued our efforts to negotiate a restructuring plan for the Hillside debt.

During and after the Standstill Period, we and Hillside engaged in negotiations over the terms of a consensual restructuring. Several different proposals were presented and considered by our officers (the “Management”) and our board of directors (the “Board”). We also analyzed several other possibilities for reorganizing our capital structure. On January 29, 2008, Hillside delivered a revised restructuring proposal (as the same was amended or modified from time to time, the “Hillside Term Sheet”). The Board and Management reviewed the Hillside Term Sheet and determined that it presented the best option for a consensual restructuring of the Hillside Notes and the best opportunity to maximize value for the Company’s noteholders and perhaps the only opportunity to realize value of Ampex’s unlicensed patents. The Plan is based substantially on the Hillside Term Sheet, as amended during the course of the Company’s and Hillside’s negotiations. A summary of the terms of the Plan is described above in “Plan of Reorganization.”

Pro Forma Balance Sheet

The pro forma balance sheet reflects transactions as if the Plan was confirmed as of June 30, 2008. Additionally, certain fresh start accounting adjustments have been recorded to eliminate the equity accounts of the Company prior to its reorganization and to reflect the enterprise value of Reorganized Ampex allocated to the New Common Stock as prepared by our financial advisors.

Although the pro forma balance sheet represents our best estimate of the financial condition of Reorganized Ampex after emergence from chapter 11, the actual balance sheet at emergence may vary considerably from the amounts shown below. We do not intend to update or otherwise revise the pro forma balance sheet for events or transactions that have occurred since the pro forma balance sheet was prepared in March 2008.

Projected Reorganized Balance Sheet (unaudited)

(in 000’s)

	Actual December 31, 2007	Pre Reorganization June 30, 2008	Reorganization Entries	Fresh Start Entries	Post Reorganization June 30, 2008
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$8,585	$8,476	$(1,934)	$—	$6,542
Accounts receivable	8,099	4,461	—	—	4,461
Inventories	6,102	6,694	—	—	6,694
Other current assets	2,792	2,792	—	—	2,792

Total current assets	25,578	22,423	(1,934)	—	20,489
Property, plant and equipment	634	519	—	—	519
Other assets	255	253	4,900	62,486	67,639

Total assets	$26,467	$23,195	$2,966	$62,486	$88,647

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$53,964	$61,407	$(57,822)	$—	$3,585
Accounts payable	1,018	1,018	—	—	1,018
Net liabilities of discontinued operations	975	765	(765)	—	—
Accrued restructuring costs	436	162	—	—	162
Pension and other retirement plans	927	927	(741)	—	186
Other accrued liabilities	7,779	11,526	(6,116)	—	5,410

Total current liabilities	65,099	75,805	(65,444)	—	10,361
Pension and other retirement plans	66,498	59,510	(6,174)	—	53,336
Other liabilities	737	737	(490)	—	247
Net liabilities of discontinued operations	1,268	1,268	(1,268)	—	—
New secured debt	—	—	19,303	—	19,303
Contingent payment rights	—	—	500	—	500

Total liabilities	133,602	137,320	(53,573)	—	83,747

Preferred stock:
Issued and outstanding	—	—	—	—	—
Stockholders’ equity (deficit):
New common stock	—	—	—	4,900	4,900
Common stock, $.01 par value:
Class A:
Authorized: 175,000,000 shares
Issued and outstanding	39	39	56,231	(56,270)	—
Class C:
Authorized: 50,000,000 shares
Issued and outstanding—none	—	—	—	—	—
Other additional capital	455,716	455,716	—	(455,716)	—
Accumulated deficit	(458,847)	(465,837)	308	465,529	—
Accumulated other comprehensive income	(104,043)	(104,043)	—	104,043	—

Total stockholders’ equity (deficit)	(107,135)	(114,125)	56,539	62,486	4,900

Total liabilities, preferred stock and stockholders’ equity (deficit)	$26,467	$23,195	$2,966	$62,486	$88,647

Balance Sheet Changes December 31, 2007 to June 30, 2008

Notes payable—Notes payable at December 31, 2007 are comprised of the prepetition Senior Notes of $6.7 million and Hillside Notes of $47.3 million. The increase in Notes payable to June 30, 2008 reflect additional Hillside indebtedness expected to be incurred in connection with pension contributions in January and April 2008 totaling $7.0 million, which Hillside has funded or is expected to fund, plus interest accrued on the Senior Notes for the six month period.

Other accrued liabilities—The increase in Other accrued liabilities from December 31, 2007 to June 30, 2008 represents projected expenses for our legal and other advisors, as well as those of our creditors, while we are in bankruptcy, as well as other bankruptcy related costs.

Reorganization adjustments and Fresh Start Accounting

The June 30, 2008 Pre-Reorganized Balance Sheet entries provide estimates of assets and liabilities of the Company immediately prior to Plan confirmation. We will be required to allocate the reorganization value as of the confirmation date of the Plan to the individual tangible and intangible assets acquired and liabilities assumed in accordance with SFAS No. 141, “Accounting for Business Combinations” based on their fair values. The net effect of all Reorganization and Fresh Start adjustments has been recorded in Other assets in the pro forma balance sheet. The actual reorganization and fresh start adjustments will depend on the balance sheet as of the actual confirmation date of the Plan and a final determination of fair value appraisals and actuarial valuations. Such fair value appraisals and valuations could be materially higher or lower than the values assumed in the following pro forma balance sheet.

Cash—The projected decrease of $1.9 million is due to the payment of reorganization costs, consisting of legal fees, advisors and other related chapter 11 costs, the repayment of $3.5 million of the Senior Notes to be paid upon consummation of the Plan, partially offset by $5.0 million of exit financing to be provided by Hillside under the Credit Agreement.

Other Assets—The reorganized value in excess of amounts allocated to identified assets has been included in Other assets. The adjustments to allocate reorganized value to specific assets based on the assets’ fair value is not included in the pro forma balance sheet as appraisals and other analysis were not available.

Notes payable—The projected decrease in current notes payable of $57.8 million is due to the repayment of $3.5 million of the Senior Notes upon emergence from chapter 11, leaving $3.5 million outstanding post emergence, and the satisfaction of all of the Hillside Notes with new secured debt and New Common Stock of Reorganized Ampex. Under the terms of the Plan, the Debtors and Hillside are agreeing to enter into the Credit Agreement, which generally consists of three components: (1) obligations to satisfy existing secured debts; (2) new borrowings; and (3) any future obligations incurred in connection with Hillside’s payment of required contributions or termination liability under the pension plans. Pursuant to the Plan and the PSA, Hillside will agree to accept the Debtors’ obligation to repay $10.5 million under the Credit Agreement in full and final satisfaction of its $11 million secured claim against the Debtors on account of the Hillside Notes. The remaining $0.5 million of Hillside’s secured claim is contemplated to be gifted to the holders of existing Common Stock who do not object to the Plan. This gift will be distributed in the form of CPRs, described herein. In addition, under a separate tranche of the Credit Agreement, Hillside will loan the Company $5 million to be used for general working capital purposes and to repay approximately $3.5 million of the Senior Notes. Furthermore, if Hillside is required to fund future required contributions to the pension plans, Hillside will be deemed to have granted another new senior loan in the amount of such contribution. All three elements of this Credit Agreement (i.e., the $10.5 million of debt in exchange for Hillside’s secured claim, the $5 million in new borrowings, and any amounts borrowed on account of the future required contributions or termination liability under the pension plans satisfied by Hillside) shall be equal to an aggregate amount not to exceed $25 million outstanding under the Credit Agreement. Thereafter, the Debtors will issue to Hillside the New Preferred Stock in the amount of each required contribution made by Hillside to the pension plans. It is estimated that at the time of Plan confirmation

Hillside will have already made $3.8 million of additional required contributions to the pension plans. The loans under the Credit Agreement will bear interest at 10% per annum. The balance of amounts outstanding under the Credit Agreement will be repayable, under various terms of the Credit Agreement, in annual installments ranging from $2.9 million to $5.0 million beginning in March 2010. The holders of the Senior Notes will receive amended senior notes in the amount of the outstanding portion of the Senior Notes on the effective date. Furthermore, it is assumed that at least 80% of the New Common Stock will be issued to Hillside in satisfaction of its unsecured claim totaling approximately $42 million at the time of confirmation of the Plan.

Net liabilities of discontinued operations—The projected decrease in the liabilities related to discontinued operations is as a result of satisfying certain liabilities related to environmental remediation obligations totaling $2.0 million with New Common Stock in accordance with the Plan.

Pension and other retirement plans—The forecasted decrease in pension and other retirement plans of $6.9 million is due to satisfying claims related to certain Supplemental Employee Retirement Plans with New Common Stock in accordance with the Plan.

Other accrued liabilities and Other liabilities—The projected decrease in these liability accounts is due to the payment of accrued legal and other professional fees related to the reorganization at Plan consummation, the satisfaction of accrued interest related to the Hillside Notes with New Common Stock and certain asserted NHI obligations being settled by exchanging the undisputed claim for New Common Stock, disputing a portion of the claim and converting a portion of the claim into existing common stock.

Contingent Payment Rights—Under the Plan, all of the Debtors’ existing Common Stock, stock options, warrants and restricted stock awards will be cancelled upon emergence. Upon the Debtors’ emergence from chapter 11, the New Common Stock will not be publicly traded and the existing shares will become delisted. Holders of existing Common Stock, stock options, warrants or restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan holders of existing Common Stock that do not object to the Plan will be eligible to receive CPRs that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the Reorganized Debtors, the holders of the CPRs will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering the CPRs. There can be no assurance that the Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of these rights. The Debtors do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

Shareholders’ equity (deficit)—The changes in shareholders’ equity (deficit) reflect the issuance of New Common Stock and the elimination of prior equity balances. The value of the New Common Stock was calculated at $4.9 million based on the valuation performed by our financial advisor.

Amounts in Thousands:
Total enterprise value	$78,989

Debt structure after emergence:
New Senior Notes	$3,585
U.S. pension liabilities	50,674
New secured debt	19,303
Contingent Payment Rights	500
Total debt	$74,062
Enterprise value allocated to New Common Stock	$4,927
Rounded	$4,900

Critical Accounting Policies and Estimates

Note 2 of the Notes to Audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us and includes a discussion of, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

Our revenue recognition policy with respect to royalty income is as follows: when we enter into an agreement with a new licensee for use of our patents, we may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. We may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The amounts due under our negotiated agreements for both past due royalties and prepayment of royalties are non-refundable and non-forfeitable. We recognize both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement, fees become fixed or determinable and collection becomes probable, as we have no future obligations with respect to these agreements and delivery has occurred. Alternatively, our licensing agreement may include a “running” royalty which covers products shipped by the licensee in the current period after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. Our running royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable, upon receipt of the licensee’s sales report upon which royalties are determined, and collection is reasonably assured.

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

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2007 and 2005, we have reported losses in recent years and during 2006. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Prior to 2006, we accounted for stock-based compensation under the intrinsic method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which historically did not result in a charge to operations.

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

Environmental Liabilities

Our facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. We are engaged in a number of environmental investigation, remediation and/or monitoring activities, some of which involve the participation of state and local government agencies. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with AICPA Statement of Position No. 96-1: “Environmental Remediation Liabilities.” We continually assess these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and our pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. For a discussion of our contingencies related to environmental matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Note 13 of Notes to Audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other Matters

We are assessed foreign withholding taxes on royalty income generated in certain Far East locations. Our effective tax rate was lower than the statutory rate due to the utilization of federal and state NOL carryforwards. At December 31, 2007, we had over $200 million in U.S. NOL carryforwards due to prior period losses. The NOL carryforwards will be reduced by the cancellation of indebtedness income that results from the reorganization which we estimate will amount to $50 million. A corporation’s use of its NOL carryforwards is generally limited under section 382 of the Internal Revenue Code if a corporation undergoes an “ownership change.” When an “ownership change” occurs pursuant to a chapter 11 reorganization, the general limitation under section 382 of the Internal Revenue Code may not apply if certain requirements are satisfied under either section 382(l)(5) or section 382(l)(6) of the Internal Revenue Code. We will experience an “ownership change” at emergence from chapter 11, but we have not yet determined whether we will be eligible for or rely on the special rule under section 382(l)(5) or the special rule under section 382(l)(6). Assuming we rely on section 382(l)(5) of the Internal Revenue Code, a second “ownership change” within two years from the effective date of the Plan would eliminate completely our ability to utilize our net operating loss carryforwards. Regardless of whether we rely on section 382(l)(5) of the Internal Revenue Code, an “ownership change” after the effective date of the Plan could significantly limit our ability to utilize our net operating loss carryforwards for taxable years including or following such “ownership change.”

In recent years, we have provided a 100% valuation reserve against our NOL carryforwards and net deferred tax assets. We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.

Periodically, we are required to adjust reserves established in prior years for restructured activities due to subsequent favorable or unfavorable developments. In the years ended December 31, 2007 and 2006, there were no adjustments recorded.

We are also required periodically to adjust reserves established in prior years for discontinued operations for subsequent favorable or unfavorable developments that are directly related to the operations of the discontinued businesses. In the years ended December 31, 2007 and 2006, reserves were increased by $0.1 million and $0.2 million, respectively.

In addition to foreign currency translation adjustments, which are typically minor in amount, at the end of each year we include in “Other comprehensive income (loss), net of tax,” a minimum pension adjustment reflecting an actuarially computed increase or decrease in accumulated benefit obligations over pension plan assets of the Ampex and Media pension plans. In the year ended December 31, 2007 the increase to accumulated benefit obligations totaled $4.2 million. Historically, such annual pension adjustments have fluctuated widely.

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Business Segments

We have two business segments, which we refer to as our Recorders segment and our Licensing segment. Our Recorders segment involves the sale and service of instrumentation recorders and mass data storage systems, all of which are made by Data Systems. Our Licensing segment involves the licensing of our intellectual property to manufacturers of consumer digital imaging products through our corporate licensing division. For information regarding revenues, income or loss, assets and other financial data for each business segment, see Note 19 of the Notes to Audited Consolidated Financial Statements.

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

	2007	2006	2005
	(in millions)
Licensing Segment
Licensing revenue	$12.4	$10.8	$28.9

Recorders Segment
Mass data storage tape drives and library systems	$4.4	$4.2	$4.7
Data acquisition and instrumentation recorders	15.7	10.8	8.2
Service revenue	6.9	8.3	8.9
Other (including professional video products)	2.0	1.8	2.4

Total net product and service revenue	$29.0	$25.1	$24.2

Results of Operations for the Three Years Ended December 31, 2007

Licensing Revenue.    Licensing revenue was $12.4 million in 2007, $10.8 million in 2006 and $28.9 million in 2005. Licensing revenue is derived from royalties that we receive from licensing our patents. Licensing revenue in 2007 totaled $12.4 million of which $1.9 million related to negotiated settlements covering a prepayment of royalty obligations through 2011. We earned running royalties of $10 million from manufacturers of digital camcorders, $0.2 million from manufacturers of digital still cameras and $0.3 million from manufacturers of other products, largely DVD recorders. Licensing revenue in 2006 totaled $10.8 million. We earned running royalties of $7.7 million from manufacturers of digital camcorders, $2.1 million from manufacturers of digital still cameras and $1.0 million from manufacturers of other products, largely DVD recorders. Licensing revenue in 2005 totaled $28.9 million, of which $18.7 million related to negotiated settlements covering past use and in some cases a prepayment of royalty obligations through April 2006, the expiration date of the “121” patent used in digital still cameras. In 2005, we earned running royalties of $5.1 million from manufacturers of digital camcorders, $4.5 million from manufacturers of digital still cameras and $0.6 million from other products. Due to the expiration of the “121” patent, the terms and periods covered by these agreements, license revenues are not comparable between periods nor indicative of amounts that may be realized in future years.

One-time royalty settlements pertained to settlement of royalties due on products sold in periods prior to the execution of the license or included prepayment of licensees’ obligations covering future periods. Running royalties represent quarterly payments based on product shipments calculated as a percentage of current period’s sales reported to us within 35 days after the end of the respective quarter. Due to one-time royalty settlements covering prior and future periods, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

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

Product Revenue.    Product revenue generated by our Recorders segment increased to $22.1 million in 2007 from $16.8 million in 2006 and $15.4 million in 2005. Government agencies and defense contractors and commercial airframe manufacturers are currently our principal customers for the Recorders segment. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to sales declines. In 2004, we introduced our DDRs and DSRs instrumentation recorders, which are disk-based and solid state memory-based data acquisition recorders used in intelligence gathering activities. These products are intended to replace, over several years, a large installed base of our DCRsi tape-based data acquisition recorders. If successful, these new products could lead to increased product revenues over current levels. While we have recently been awarded significant multi-year contracts for our disk- and solid state-based instrumentation recorders, there can be no assurance that these new products will attain the same level of market penetration that our earlier products achieved. Revenues in 2007, 2006 and 2005 from such products totaled $15.1 million, $7.7 million and $5.7 million, respectively.

Our backlog of firm orders was $2.8 million at December 31, 2007 compared to $5.9 million at December 31, 2006 and $9.1 million at December 31, 2005. The decline in backlog represents shipments against a multi-year order received from The Boeing Corporation for our recorders used in the development of the 787 airplane that was substantially completed in 2007. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods. See “Fluctuations in Operating Results; Seasonality and Backlog of Recorders Segment.”

Service Revenue.    Total service revenue generated by our Recorders segment in the year ended December 31, 2007 was $6.9 million compared to $8.3 million for the year ended December 31, 2006 and $8.9 million for December 31, 2005. We expect that service revenue will decline over time as older tape-based products are replaced with newer disk- or solid state memory-based instrumentation recorders which require less service.

Intellectual Property Costs.    Intellectual property costs include external legal costs, amounts paid to external consultants as well as certain internal costs, described below, pertaining to efforts to monetize our patents. Intellectual property costs also include external accounting costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the years ended 2007, 2006 and 2005, we incurred significant external legal costs in preparing for patent enforcement suits in the ITC and in the District Court that totaled $0.5 million, $8.6 million and $9.5 million, respectively. Our external litigation costs related to patent infringement are expected to remain at low levels during 2008. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers, engineers and employ outside contractors that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. During 2007 we engaged independent patent research and evaluation companies to appraise our intellectual property and to identify third parties that might be interested in forming joint ventures or otherwise help us monetize our intellectual property. However, these efforts have not resulted in any new license agreements or patent related revenues to date, and we cannot assure you that they will do so in the future.

Cost of Product Revenue.    Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 45.2% in the year ended December 31, 2007 compared to 50.5% in the year ended December 31, 2006 and 61.4% in the year ended December 31, 2005. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period.

Cost of Service Revenue.    Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 30.1% in 2007 compared to 27.2% in 2006, and 31.2% in 2005. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses.    All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during 2007, 2006 and 2005 is due primarily to an increase in engineering personnel coupled with costs incurred to produce peripheral products to enhance the DDRs ruggedized disk- and DSRs solid state memory-based data acquisition recorders. Such costs are expected to continue as we develop new and enhanced products. We do not currently plan to invest additional resources to develop new formats for our 19-millimeter mass storage products beyond the quad density format. However, we will incur sustaining engineering costs to support our customers’ requirements.

Selling and Administrative Expenses.    Selling and administrative expenses increased to $15.4 million in the year ended December 31, 2007 from $13.8 million in the year ended December 31, 2006, and were $15.9 million in the year ended December 31, 2005. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no administrative expenses are allocated to the Licensing segment) are shown in the following table:

	2007	2006	2005
	(in millions)
Recorders segment	$7.0	$6.5	$6.0
Corporate	8.4	7.3	9.9

Total	$15.4	$13.8	$15.9

The Recorders segment’s selling and administrative costs included payments under a management incentive plan which included established income and cash flow targets for the segment. Such payments totaled $0.5 million, $0.6 million and $0.2 million in 2007, 2006 and 2005, respectively.

The principal components of corporate selling and administrative expense are listed below:

	2007	2006	2005
	(in millions)
U.S. and foreign pension expense	$3.6	$3.8	$3.5
Legal and accounting fees	1.0	1.3	2.0
Corporate salaries and benefits	1.2	0.8	1.0
Business development expenses, net	—	(1.2)	1.0

Beginning in 2006, we began to expense the fair value of stock options and restricted stock awards over the period such options and awards vest. We expensed $0.4 million and $0.4 million, respectively, during 2007 and 2006. In prior years, the issuance of stock options did not affect our operating results. In 2005, accounting costs included $0.5 million related to documenting, assessing and auditing internal controls required by the Sarbanes Oxley Act (we were an accelerated filer as of December 31, 2005) and $0.2 related to the restatement of prior years’ financial statements to correct the accounting for the Media pension plan.

Corporate selling and administrative expenses during 2006 and 2005 also included business development expenses to identify new investment and other income-generating opportunities. Business development expenses, including consulting fees and office rent paid to a British investment advisory company, totaled $0.3 million and $1.0 million in 2006 and 2005, respectively. We discontinued payments to the investment advisory company on April 1, 2006. In 2006, we received reimbursement of $1.5 million of business development expenses incurred from 2003 to 2006 resulting from investment gains that were realized. See “Note 14—Related Party Transactions” of the Notes to Audited Consolidated Financial Statements.

In 2005, we also incurred additional nonrecurring fees related to our Nasdaq listing of $0.1 million and other legal settlement costs of $0.2 million.

Reorganization Costs.    In 2007 we incurred legal costs of $0.6 million in connection with the restructuring of our liabilities. We expect to incur significant additional reorganization costs during 2008 while we are in chapter 11 which will be funded in part by additional financing supplied by Hillside upon emergence. See “Plan of Reorganization.”

Restructuring Charges (Credits).    We vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations to lower continuing operating expenses and recorded a net restructuring charge of $4.2 million. In 2003, we established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, we decided to seek a buyer for our Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, we recognized a restructuring credit of $1.4 million. We remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During 2007, 2006 and 2005, we paid and charged the restructuring accrual $0.6 million, $0.6 million and $0.6 million, respectively, related to costs associated with the vacated portion of the facilities. We have paid and charged the restructuring accrual $5.5 million since the inception of the 2002 restructuring program. The unamortized balance in accrued restructuring totaled $0.4 million at December 31, 2007. This obligation has been discounted to present value. We expect to make payments related to the remaining balance of accrued restructuring through 2008. We evaluate the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and we may make additional adjustments in future periods if we determine that our actual obligations will differ significantly from remaining amounts accrued.

Operating Income (Loss).    We reported operating income of $5.1 million in 2007 compared to an operating loss of $3.7 million in 2006 and operating income of $9.2 million in 2005. Operating income (loss) for the Licensing segment and Recorders segment, corporate administrative expenses and restructuring charges (credits) are shown in the following table:

	2007	2006	2005
	(in millions)
Licensing segment	$9.1	$0.2	$17.3
Recorders segment	5.0	3.4	1.8
Unallocated corporate	(9.0)	(7.3)	(9.9)

Operating income (loss)	$5.1	$(3.7)	$9.2

See corporate selling and administrative expenses discussed above under “Selling and Administrative Expenses” for a discussion of the major components of Unallocated corporate administrative expenses.

Media Pension Costs.    We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and we remain obligated to make pension contributions to that plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.”

Interest Expense.    Interest expense increased to $4.3 million in 2007 compared to $3.0 million in 2006 and $2.5 million in 2005, due to the issuance of additional Hillside Notes. We made cash payments of interest totaling $2.6 million, $2.1 million and $2.9 million in 2007, 2006 and 2005, respectively. Interest not paid in cash was capitalized and added to the principal amount of the related debt obligation. Under the Plan, a substantial amount of the Hillside Notes will be satisfied with the issuance of New Common Stock of the Reorganized Ampex, thereby substantially reducing interest expense in future years. See “Plan of Reorganization.”

Amortization of Debt Financing Costs.    Financing costs associated with the original issuance of the Senior Notes are being charged to expense through the maturity date in 2008. We included an additional amortization charge of $0.2 million in 2005 based on the significant redemption payments made against the Senior Notes.

Interest Income.    Interest income is earned on cash balances and short and long-term investments.

Other (Income) Expense, Net.    In 2007, we received $0.2 million related to a cost plus contract with a government subcontractor. In 2006, we realized $3.2 million of incentive fees, which were assigned to us by the managing member of an investment limited liability company (“LLC”) upon the sale of the LLC’s investment in Elementis. We credited these incentive fees against other (income) expense, net. See “Note 14—Related Party Transactions” of Notes to Audited Consolidated Financial Statements. We do not expect to receive any additional incentive fees from these entities in the future. In addition, we realized a non-recurring gain of $0.3 million from the sale of other securities.

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

Provision for Income Taxes.    The provision for income taxes in the years ended December 31, 2007, 2006 and 2005 included foreign and state income taxes and withholding taxes on royalty revenue. In 2005, we were able to lower our tax provision by utilizing NOL carryforwards. At December 31, 2007, we had federal NOLs for income tax purposes of approximately $200 million, expiring in the years 2009 through 2027. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2007, which may be utilized to offset capital gains, if any, generated in future periods. Cancellation of indebtedness arising from the chapter 11 reorganization will reduce the amount of NOL carryforwards by approximately $50 million. The remaining NOL carryforwards may be subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of NOL and credit carry forwards of a loss corporation are limited if there is greater than a 50% cumulative shift in the ownership of its stock. However section 382(l)(5) and section 382 (l)(6) of the Internal Revenue Code provide exceptions to the above described limitation if the shift in ownership is as a result of bankruptcy filing under chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of the section 382 (l)(5) exception will lose its entire pre-bankruptcy NOL’s if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. If the New Common Stock experiences such a shift, we will not be able to utilize our NOL’s in future years, thereby negatively affecting the value ascribed to the business upon emergence, our cash balances and liquidity. Under section 382 (l)(6) NOL carryforwards are limited to an annual amount based on the new equity value of the company multiplied by the long-term Federal discount rate.

The remaining provision for income taxes in 2007, 2006 and 2005 consisted primarily of foreign withholding taxes on royalty revenue generated in certain Far East locations.

Income (Loss) from Discontinued Operations.    For the years ended December 31, 2007 and 2006, we recognized a loss from Discontinued Operations of $0.1 million and $0.2 million, respectively, compared to income from Discontinued Operations of $0.9 million for the year ended December 31, 2005.

In 2005, we recognized a gain on discontinued operations of $0.9 million from subletting facilities formerly occupied by our Internet video operations. In 2007 and 2006, we increased the reserve by $0.1 million and $0.2 million, respectively, for the amount of net liabilities for discontinued operations to include additional expected costs associated with the sublet facility lease related to our former Internet video operations.

Net Income (Loss).    We reported net income of $0.9 million in 2007 compared to a net loss of $3.9 million in 2006 and net income of $6.7 million in 2005, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss).    In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” we have recorded in “Accumulated other comprehensive income (loss)” non-cash charges (credits) of $4.2 million in 2007, ($12.3) million in 2006, and $21.8 million in 2005, respectively, to adjust the additional minimum pension liability, which totaled $104.7 million, $100.5 million and $112.8 million at December 31, 2007, 2006 and 2005, respectively, representing the excess of projected benefit obligations over the fair value of plan assets. We terminated benefit service and compensation credit accruals under the pension plan in 1994 and since that date pension expense has included amortization of unrecognized pension losses over the expected remaining lives of the plans’ retirees. Our net pension obligation (liability) reflected in our Consolidated Balance Sheets under SFAS No. 87 is equal to the unfunded projected benefit obligation determined under SFAS No. 158; accordingly, the adoption of SFAS No. 158 in 2006 had no impact on our Consolidated Balance Sheets or Statement of Operations and Comprehensive Income (Loss). Other comprehensive income (loss) also includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices.    We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the years ended December 31, 2007, 2006 and 2005.

Liquidity and Capital Resources

General.    Cash and marketable securities totaled $8.6 million at December 31, 2007 compared to $11.7 million at December 31, 2006. These funds are available for general corporate purposes. Substantially all cash generated by our Licensing segment in excess of related operating expenses, including patent litigation costs and certain other expenses, is first required to be applied to reduce debt, which at December 31, 2007 totaled $54 million. During 2007, we initiated discussions with Hillside to restructure the Hillside Notes which ultimately lead to the filing of our voluntary petition for relief under chapter 11 of the Bankruptcy Code. The Plan, which is more fully described above under “Plan of Reorganization”, has received the support of the holders of a majority of our secured debt and our largest unsecured creditor. Accordingly, we expect to emerge from bankruptcy by the fall of 2008 with a viable capital structure and sufficient liquidity to remain a going concern. However, there are a number of risks related to confirmation of the Plan, as described above under “Item 1A. Risk Factors.”

Cash Flow.    We used cash from continuing operating activities totaling $19.7 million in the year ended December 31, 2007 compared to $13.3 million in the year ended December 31, 2006 and $2.9 million in the year ended December 31, 2005 due largely to significant pension contributions, patent litigation costs and interest expense. Cash used by discontinued operations totaled $0.5 million in the year ended December 31, 2007, $0.6 million in the year ended December 31, 2006 and $0.5 million in the year ended December 31, 2005.

Under the Plan, our current debt levels will be substantially reduced. Hillside will continue to be jointly and severally obligated to make pension contributions under our defined benefit plans. Future contributions from

2008 through 2013 are projected to total $53 million. Hillside will provide additional funding in the form of new senior loans under the Credit Agreement to us upon emergence and may be deemed to have issued additional new senior loans if it makes future pension contributions. However, new senior loans issued under the Credit Agreement will be capped at $25 million and, thereafter, the Company will issue to Hillside New Preferred Stock of the Company for future pension contributions that it makes.

We also expect to incur certain reorganization costs in connection with the Chapter 11 Cases. These are more fully described under “Pro Forma Balance Sheet,” above.

Debt.    As of December 31, 2007 we had outstanding approximately $54 million of total borrowings, which includes approximately $6.7 million of Senior Notes and $47.3 million of Hillside Notes. See “Plan of Reorganization” above for a more detailed discussion of the restructuring proposal of our outstanding debt securities included in the Plan. The Plan has received the support of the holders of a majority of our secured debt and our largest unsecured creditor.

Pension Contributions and Pension-Related Funding Obligations.    We are the Plan Sponsor of the Ampex pension plan and the Media pension plan. We amended these plans in early 1994 to terminate benefit service and compensation accruals as of February 1, 1994 in order to reduce payments that would otherwise be required. These pension plans remain underfunded and actuaries have forecasted that substantial pension contributions will be required through 2013. The following amounts are less than the unfunded projected benefit obligation recognized by us as liabilities on our Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2008	$11,883	$3,808
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314
2013	1,695	509

Total	$40,403	$12,562

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in 2008 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
January 2008	$2,369	$801
April 2008	2,843	961
July 2008	2,842	961
September 2008	1,637	553
October 2008	2,192	532

	$11,883	$3,808

Hillside made the January 2008 contributions to the Ampex and Media pension plans and we have requested that Hillside make the remaining scheduled payments due in 2008.

In 1994, the Company, the PBGC, Hillside, and certain other parties, entered into the Joint Settlement Agreement in connection with the 1994 reorganization of our former parent, NHI, relating to the Ampex and Media pension plans, which are substantially underfunded. Under the terms of the Joint Settlement Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

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

Off-Balance Sheet Arrangements.    During the years ended December 31, 2007 and 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial instruments beginning in January 2008 and non-financial interests beginning in January 2009 and is required to be adopted by us in the quarter ended March 31, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and we are not yet in a position to determine such effects.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(c) are included following Item 15 hereof. The supplementary financial information called for by Item 8 is included in Note 22 of the Notes to Audited Consolidated Financial Statements following Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Exchange Act, as of December 31, 2007. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that our records, processes, summarizes and reports the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a—15(f) of the Exchange Act. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2007 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2007 that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Ampex and their ages as of March 31, 2008 are set forth below:

Name	Age	Position	Since
D. Gordon Strickland (1)	61	Chairman, Chief Executive Officer and President	2007

Craig L. McKibben (1)	57	Director, Vice President, Chief Financial Officer and Treasurer	1992

Alain C. Briançon (2)	48	Director	2007

Charles W. Dyke (2)	72	Director	2007

Douglas T. McClure, Jr. (2)	55	Director	1995

Peter Slusser (2)	78	Director	1992

Lawrence Chiarella	63	President of Ampex Data Systems Corporation	2008

Joel D. Talcott	66	Vice President and Secretary	1987

Ramon C. Venema	54	Vice President	2001

(1)	Member of Executive Committee.
(2)	Member of Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Stock Incentive Plan Committee and Stock Bonus Plan Committee.

D. Gordon Strickland is our Chairman, Chief Executive Officer and President. He has been an officer and director of Ampex since February 16, 2007. He also serves as non-executive chairman of Medical Resources, an operator of diagnostic imaging centers, a position he has held since December 2006. Prior to joining Ampex, Mr. Strickland served as chairman of Medical Resources from 1997 to December 2006, and as its chief executive officer from May 2004 to December 2006. From 2003 to 2004, he served as chief executive officer and president of MCSi, Inc., an integrator of audio/visual and broadcast systems. Mr. Strickland’s responsibilities at MCSi included overseeing the reorganization of MCSi prior to and during its filing under federal bankruptcy laws in August 2003. Mr. Strickland also served as chief executive officer and president of Capitol Wire, Inc., an internet-based news and information service, from 1999 to 2002. He currently serves as senior advisor to Hancock Capital Management, an affiliate of John Hancock Life Insurance Company, and as a director of Outlook Group, a privately held specialty printing company.

Craig L. McKibben is Vice President, Chief Financial Officer, Treasurer and director of Ampex. Mr. McKibben has been an officer and a director of Ampex and our predecessors since 1989. He also serves in the following capacities with our other subsidiaries: as vice president and treasurer of Ampex Data Systems Corporation, as director, vice president and treasurer of Ampex Holdings Corporation, and as director, president and chief financial officer of Ampex Finance Corporation. Mr. McKibben is an officer and director of Sherborne Holdings Incorporated and Sherborne & Company Incorporated. He is also a member of Sherborne Investors GP, LLC and Sherborne Investors Management GP, LLC, each of which is engaged primarily in the business of serving as general partner of the general partner or managing member, and investment manager, respectively, of certain securities investment funds. From 1983 to 1989, he was a partner at the firm of Coopers & Lybrand L.L.P., a predecessor of PricewaterhouseCoopers LLP, independent public accountants.

Alain C. Briançon has been a director of Ampex since March 5, 2007. Dr. Briançon is currently the chief technology officer of NTERA, Inc., a position he has held since 2005. NTERA is a venture capital-backed company which is involved in the design and commercialization of state-of-the-art digital displays. From 2001 to 2005, Dr. Briançon served as the CTO of InterDigital Communications Corporation, a leading technology licensing company to cellular and other wireless markets. He held senior technology positions at Motorola, Inc. from 1995 to 2000.

Charles W. (“Bill”) Dyke has been a director of Ampex since July 2007. He also serves as director of Ampex Data Systems Corporation, a subsidiary of the Company. Since 1989, Mr. Dyke has served as the chairman and chief executive officer of International Technology & Trade Associates, Inc., an international business consulting firm focusing on high technology trade and investment, which he founded in 1989. Mr. Dyke also serves as trustee of the George C. Marshall Foundation.

Douglas T. McClure, Jr., has been a director of Ampex since February 1995. Mr. McClure has been a partner with G. C. Andersen Partners, LLC, a merchant banking firm, since January 2002. Prior to that, he was a managing director of The Private Merchant Banking Company, a position he held since February 1996. From 1992 to 1994, he was a managing director of New Street Capital Corporation, a merchant banking firm, and from 1987 to 1992, he was a managing director of Drexel Burnham Lambert Incorporated.

Peter Slusser has been a director of Ampex since March 1992. Since July 1988, Mr. Slusser has been the president and chief executive officer of Slusser Associates, Inc., a private investment banking company. From December 1975 to March 1988, he was managing director and head of mergers and acquisitions for PaineWebber Incorporated. Mr. Slusser currently serves as a director and governance committee member of Sparton Corporation, an undersea defense product and electronics contract manufacturer, and a director, audit committee member and compensation committee member of Unigene Laboratories, Inc., a biopharmaceutical company engaged in the research, innovation and delivery of small proteins for medical use.

Lawrence (“Larry”) Chiarella was appointed as President of Ampex Data Systems Corporation in March 2008. He also serves as President and a director of Ampex Data International Corporation and Ampex International Sales Corporation. Prior to joining the Company, Mr. Chiarella served as senior vice president and general manager of Fujifilm Recording Media Manufacturing, U.S.A., Inc., a subsidiary of Fujifilm that manufactures state-of-the-art, high capacity data storage tape cartridges, where he oversaw manufacturing and sales operations from 1997 to 2007. From 1982 to 1996, Mr. Chiarella held senior management positions with Philips Technologies, a manufacturer of precision electro-mechanical components, including vice president and general manager of its Mechatronics Division and president of its Airpax Singapore subsidiary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and certain stockholders owning more than 10% of any class of our equity securities to file reports with the SEC indicating their ownership of our securities and any changes in such ownership. Executive officers, directors and 10% stockholders are required to provide copies of these reports to us. Based on a review of copies of all such reports filed with respect to fiscal 2007 and furnished to us, as well as certain written representations provided to us by executive officers, directors and certain 10% stockholders, we believe that all such reports required to be filed with respect to fiscal 2007 have been filed in a timely manner.

Code of Ethics

We have a Proper Business Practices Policy, which is a code of business conduct and ethics that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer and our Controller. The policy relates to legal compliance, conflicts of interest, record-keeping, financial reporting and other matters. Our Board has also adopted a Code of Ethics specifically for our CEO and all financial officers and executives, including our CFO and Controller. The Code of Ethics supplements the Proper Business Practices Policy and is intended to promote ethical conduct and compliance with law and to deter wrongdoing and conflicts of interest. The text of these documents is available on our website (www.ampex.com). We may post certain amendments to or waivers from these policies on our website. Please note, however, that the information contained on our website is not incorporated by reference in, or considered to be a part of, this proxy statement.

Material Changes to Procedures by Which Security Holders May Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the date that these procedures were disclosed in our proxy statement for our 2007 Annual Meeting of Stockholders.

Audit Committee and Audit Committee Financial Expert Information

The Company has a standing audit committee. Messrs. Briançon, Dyke, McClure and Slusser are currently members of the Audit Committee. Each of them is “independent” within the meaning of the Nasdaq listing standards. The Board has determined that each of Messrs. McClure and Slusser qualifies as an “audit committee financial expert” within the meaning of the SEC regulations, Nasdaq rules and the Company’s Audit Committee charter.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

The following table summarizes the compensation earned by or paid to our current CEO, D. Gordon Strickland, our former CEO, Edward J. Bramson, and our two other most highly compensated executive officers during 2007 who were officers as of December 31, 2007 (collectively, the “named executives”) for their services to Ampex and its subsidiaries during fiscal 2007 and 2006. Mr. Bramson resigned as our Chairman and CEO in February 2007. Mr. Strickland was appointed as our President and CEO in February 2007 and as Chairman of our Board of Directors in May 2007.

Amounts shown under the “Bonus” column represent discretionary bonuses, and amounts shown under the “Non-Equity Incentive Plan Compensation” column represent incentive bonuses paid under written incentive plans. Amounts shown under the “Stock Awards” column represent restricted shares of our Class A Common Stock granted to our named executives under our 2000 Stock Bonus Plan, as amended (“Stock Bonus Plan”), and amounts shown under the “Option Awards” column represent options to purchase shares of our Class A Common Stock granted to our named executives under our 1992 Stock Incentive Plan, as amended (“Stock Incentive Plan”).

Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compen- sation (6) ($)	Total ($)
D. Gordon Strickland, Chairman and Chief Executive Officer	2007	282,507	200,000	0	490,750	0	0	69,101	1,042,358

Edward J. Bramson, Former Chairman and Chief Executive Officer	2007 2006	34,615 225,000	0 0	0 0	0 316,900	0 0	0 0	35,342 4,210	69,957 546,110

Robert L. Atchison, Vice President	2007 2006	190,008 190,008	0 150,000	75,200 0	0 0	441,300 350,000	0 0	4,210 4,210	710,718 694,218

Joel D. Talcott, Vice President and Secretary	2007 2006	185,004 185,004	60,000 25,000	75,200 0	0 0	143,679 123,615	0 0	4,210 4,210	468,093 337,829

(1)	Each of Messrs. Talcott and Atchison contributed a portion of his salary to the Ampex Corporation Savings Plan, an employee-contributory savings plan intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).
(2)	These amounts were earned by the named executives in 2007 and 2006, and were paid in 2008 and 2007, respectively.
(3)	These amounts represent the expense we recognized for financial statement reporting purposes in accordance with SFAS No. 123R, excluding the risk of forfeiture. Accordingly, they do not reflect the actual value that has been or will be recognized by the named executives for such awards. Unvested options to acquire 12,500 shares of common stock were forfeited in conjunction with Mr. Bramson’s option awards effective February 16, 2007. See Note 2 of Notes to Audited Consolidated Financial Statements.
(4)	All amounts of non-equity incentive plan compensation reported for Mr. Atchison were earned by him in 2007 and 2006, as reported in the table, but were paid to him in the following year (i.e., in 2008 and 2007, respectively). For Mr. Talcott, all amounts of non-equity incentive plan compensation earned by him in 2007 and 2006 were paid in those years, except for $61,512.96 that was earned in 2007 and paid in 2008 and $73,581.95 that was earned in 2006 and paid in 2007.
(5)	There were no non-qualified deferred compensation earnings for 2007 or 2006 for any of the named executives.
(6)	For Mr. Strickland, this amount includes $34,174 of commuting expenses incurred in connection with travel from his home in Duluth, Georgia to the Company’s Redwood City, California headquarters, $34,752 for his use of an apartment in California, and $175 of life insurance premiums. For Mr. Bramson, the 2007 amount includes a $34,615 payment for unused vacation time following his resignation, $692 of matching contributions under the 401(k) Plan and $35 of life insurance premiums in 2007, and the 2006 amount includes $4,000 of matching contributions under the 401(k) Plan and $210 of life insurance premiums. For each of Messrs. Atchison and Talcott, these amounts include $4,000 of matching contributions under the 401(k) Plan and $210 of life insurance premiums in each of 2007 and 2006.

Employment and Change in Control Agreements

In February 2007, we entered into an employment agreement with our CEO, D. Gordon Strickland, pursuant to which he was entitled to receive annual base salary compensation at the initial rate of $325,000, subject to annual review, and incentive compensation in the form of an annual cash bonus, based upon the attainment of specific goals and objectives. His salary for 2007 was prorated to reflect his February 2007 start date. Under his employment agreement, Mr. Strickland was entitled to receive bonus compensation of up to $300,000 for his 2007 performance, half of which was guaranteed. For 2007, the Compensation Committee of our Board of Directors determined that, in addition to the $150,000 guaranteed portion of Mr. Strickland’s bonus compensation, he was entitled to an additional discretionary bonus of $50,000 in consideration of his attainment of certain 2007 performance goals, including, among other things, the development of a strategic plan for our operating subsidiary, Ampex Data Systems Corporation, and the restructuring of our outstanding debt. Mr. Strickland’s employment agreement also provides for salary continuation benefits in the event that we terminate his employment other than for cause, and for indemnification by us on the same terms as apply to our other directors.

Our former CEO, Edward J. Bramson, resigned from the Company in February 2007, at which time we entered into a separation agreement with him. Under the terms of his separation agreement, Mr. Bramson agreed to provide part-time consulting services to us through March 31, 2008, and agreed not to compete with us during the consulting period and for one year thereafter. Mr. Bramson did not receive any severance or salary continuation payments, but was entitled to payment for unused vacation accrued prior to his resignation (as reflected in footnote 6 to the Summary Compensation Table), and is entitled to continuation of his health and other insurance benefits for specified periods. In order to facilitate his consulting services, he is also entitled to reimbursement of related business expenses, and use of his current office space and a secretary in New York during the consulting period. The Company and Mr. Bramson also entered into mutual releases, and we agreed to maintain in effect the registration statements covering the sale of his shares of Class A Common Stock.

In January 2007, we entered into employment security agreements with each of Robert L. Atchison, our Vice President, and Joel D. Talcott, our Vice President and General Counsel, pursuant to which each of them is entitled to continuation of his salary and medical and insurance benefits for 12 months following any Change of Control (as defined) of Ampex that occurs before January 17, 2009, if he is terminated, his compensation and benefits are reduced to less than 90% of his then-current compensation and benefits (excluding stock options or benefits under his savings plan), or he is relocated to a work location more than 50 miles from his current work location by Ampex or our successor.

Under these agreements, continuation of the named executive’s salary would be payable at his annual base rate in effect on the date of the Change of Control, plus annual incentive compensation at least equal to his prior year’s bonus compensation. Payment of these amounts would be offset by any severance or similar amounts otherwise payable to the named executive by the Company or a successor, would cease if he accepted employment with certain competitors of the Company in the U.S. during the 12-month period, and would be subject to the named executive’s continued compliance with all obligations, including confidentiality obligations, owed to Ampex. Salary continuation payments under the agreements would not result in the accrual of additional service time for pension or other purposes, and would be subject to deferral or reduction as necessary in the Company’s discretion to avoid excise tax under Section 4999 of the Internal Revenue Code and to ensure deductibility under Section 280G of the Internal Revenue Code.

In February and March 2007, we made several changes to the structure of our Board of Directors following Mr. Bramson’s resignation. These changes did not trigger a Change of Control under the employment security agreements described above. However, on the date of the 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”), following the retirement of one of our former directors, William A. Stoltzfus, Jr., and the election of Messrs. Goldstein and Strickland as directors, the persons who on January 17, 2007 constituted our Board of Directors ceased to constitute a majority of our directors, which triggered a Change of Control under the agreements. Under the terms of the employment security agreements, neither Mr. Atchison nor Mr. Talcott would be entitled to continuation of his salary and benefits unless he has been terminated, relocated or had his compensation and benefits reduced as described in the agreements as a result of the Change of Control. Subsequently, in March 2008, Mr. Atchison retired from the Company.

Incentive and Discretionary Bonus Compensation

In addition to the bonus compensation we paid to our CEO under his employment agreement, described above under “Employment and Change in Control Agreements,” we pay cash incentive bonuses to our other named executives under written incentive agreements between Ampex and each named executive. The amount and timing of these incentive awards is based upon the accomplishment of specific objectives by the named executive, and/or the achievement of specific financial performance levels by the Company. We also pay discretionary bonuses to our named executives in order to reward their individual performance and contributions to Ampex, after taking into account the aggregate amount of discretionary bonuses allocated by our Compensation Committee, the amounts of incentive and discretionary bonuses paid to named executives in each year and prior years, and the recommendations of our CEO.

For fiscal 2007, we paid an incentive bonus of $441,300 to Mr. Atchison pursuant to his incentive agreement. This amount was based on the level of income before taxes realized in 2007 by Data Systems, which conducts the activities of our Records segment, and was paid to Mr. Atchison in 2008. Prior to his retirement, Mr. Atchison was responsible for all of the operating activities of this segment of our business. For fiscal 2006, we paid an incentive bonus of $350,000 to Mr. Atchison under his incentive agreement, which amount was calculated on the same basis as set forth above, pursuant to his agreement, and was paid to him in 2007. Mr. Atchison did not receive a discretionary bonus for fiscal 2007. For fiscal 2006, we paid Mr. Atchison a $150,000 discretionary bonus in recognition of his contributions to the successful completion of engineering projects necessary to launch certain of Data Systems’ new products.

For fiscal 2007, we also paid an incentive bonus of $143,679 to Mr. Talcott, who is responsible for our patent licensing activities. Under Mr. Talcott’s incentive agreement, this amount was calculated as a percentage of certain running rate and lump sum royalties received by Ampex during each of the six month periods ended June 30 and December 31 during the fiscal year from certain licensees for specific products under our patent licensing program. We paid $61,513 of this amount in 2008 and $82,166 in 2007, in accordance with the terms of his incentive agreement, which required the calculation of the incentives at the end of each six-month period. For fiscal 2006, we paid Mr. Talcott an incentive bonus of $123,615, which was calculated in the same manner as set forth above, under his incentive agreement. Of this amount, $50,033 was paid in 2006 and $73,582 was paid in 2007, in accordance with his incentive agreement. We also paid discretionary cash bonuses of $60,000 and $25,000 to Mr. Talcott for fiscal 2007 and fiscal 2006, respectively, in order to reward his individual performance and contributions to Ampex during those years.

Grants of Stock Option and Stock Bonus Awards

On February 16, 2007, the Stock Incentive Plan Committee of our Board of Directors granted stock options to Mr. Strickland under our Stock Incentive Plan to purchase 25,000 shares of our Class A Common Stock. These options are exercisable at $19.63 per share, which was the fair market value on the date of grant, will vest as to half of the underlying shares on each of February 16, 2008 and February 16, 2009, and will expire as to all such shares on February 16, 2010. The Stock Incentive Plan Committee did not grant any awards to the named executives during fiscal 2006.

On May 18, 2007, the Stock Bonus Plan Committee of our Board of Directors granted 5,000 restricted shares of our Class A Common Stock under our Stock Bonus Plan to each of Messrs. Atchison and Talcott. The shares of restricted stock granted to the named officers had a fair market value of $15.05 per share on the grant date. As originally granted, the awards were to vest as to half of the underlying shares on each of December 31, 2008 and December 31, 2009. In July 2007, the Committee amended the vesting dates of these awards. As so amended, these awards will vest as to half of the underlying shares on each of January 18, 2009 and January 18, 2010. The Stock Bonus Plan Committee did not grant any awards to the named executives during fiscal 2006.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table provides information relating to unexercised stock options and unvested shares of restricted common stock held by each named executive as of December 31, 2007. All stock options described in the table are nonqualified employee stock options to purchase shares of our Class A Common Stock that were granted under our Stock Incentive Plan. All unvested shares are restricted shares of our Class A Common Stock that were granted under our Stock Bonus Plan. Under the Plan of Reorganization in the Chapter 11 Cases, it is contemplated that all of our Class A Common Stock and all outstanding stock options and restricted stock awards will be canceled upon our emergence from chapter 11 of the Bankruptcy Code. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Plan of Reorganization.”

Outstanding Equity Awards at Fiscal 2007 Year-End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested (#)
D. Gordon Strickland	12,500	(1)	12,500	(1)	0	19.63		2/16/10	0		0		0	0

Edward J. Bramson	0		0		0	0		N/A	0		0		0	0

Robert L. Atchison	0		0		0	0		N/A	5,000	(2)	16,150	(4)	0	0

Joel D. Talcott	1,825	(3)			0	21.25	(3)	11/6/08	5,000	(2)	16,150	(4)	0	0

(1)	Represents shares issuable upon exercise of an employee stock option originally granted to Mr. Strickland on February 16, 2007 for 25,000 shares. The award became exercisable as to 12,500 of the underlying shares on February 16, 2008, and will become exercisable as to the remaining 12,500 on February 16, 2009.
(2)	Represents restricted shares granted on May 18, 2007. The award will vest as to 2,500 shares on each of January 18, 2009 and January 18, 2010.
(3)	Represents shares issuable upon exercise of an employee stock option originally granted to Mr. Talcott on November 6, 1998 for 36,500 shares. The options vested as to 34% of the underlying shares on May 6, 1999, and as to an additional 11% quarterly thereafter until November 6, 2000. The exercise price was adjusted from $1.0625 to $21.25 as a result of our one-for-twenty reverse stock split in 2003.
(4)	The market value was computed by multiplying $3.23 (which was the closing price of the Company’s Class A Common Stock reported in Nasdaq on December 28, 2007, which was the last business day of our 2007 fiscal year) by the number of restricted shares reported in the previous column.

Retirement Benefits

We maintain two retirement plans for certain employees, including certain named executives, that provide for payments and other retirement benefits: the Ampex Corporation Employee’s Retirement Plan (“Retirement Plan”) and the Ampex Corporation Supplemental Retirement Income Plan (“Supplemental Plan”).

The Retirement Plan is a defined benefit plan under which a participant’s annual post-retirement pension benefit is generally determined by his years of credited service as determined under the Retirement Plan (“Credited Service”) and his average annual earnings during the highest 60 consecutive months of the last 120 consecutive months of service (“Final Average Annual Compensation”). Effective February 1, 1994, the accrual of additional benefits under the Retirement Plan was discontinued by providing that a participant’s benefits will be determined on the basis of Credited Service and Final Average Annual Compensation accrued to the earlier of termination of employment or January 31, 1994. There are no employee contributions under the Retirement Plan. All of the named executives, except for Mr. Bramson, participate in the Retirement Plan. Under applicable Internal Revenue Code limits, the maximum annual benefit payable under the Retirement Plan as of January 1, 2008 is $185,000, assuming that payments are made on a straight life or qualified joint and survivor basis beginning at age 65, which is the normal retirement date under the plan.

A participant’s annual pension payable as of normal retirement date will be equal to the following (subject to a minimum benefit level and to the freezing of benefits as described above): 1.1% of that portion of the Final Average

Annual Compensation, up to the “Social Security Integration Amount” in effect for 1994, plus 1.4% of that portion of the Final Average Annual Compensation in excess of the Social Security Integration Amount, multiplied by the number of years of Credited Service. As a result of the benefit freeze, the Social Security Integration Amount, which is determined based on a participant’s year of birth, has been frozen at the level that was applicable for each year of birth in 1994. The Social Security Integration Amount was $24,312 for a participant retiring in 1994 at age 65. For purposes of determining Final Average Annual Compensation, salary, overtime and sales commissions are included. Because of the freeze implemented in January 1994, compensation during 1994 or subsequent years will not be used to determine Final Average Annual Compensation for the named executives. The benefits payable are not subject to any deduction for Social Security or other offset amounts.

The eligibility for early retirement under the Retirement Plan is the attainment of age 55 with at least 5 years of credited service. The benefit payable upon early retirement is an unreduced benefit payable at age 60, or a reduced benefit (4% per year prior to age 60) payable the first of the month following retirement.

The Supplemental Plan is a non-qualified benefit plan that provides supplemental retirement income to certain management employees in addition to the amounts of retirement income available to them under our other qualified employee benefit plans. Benefits under the Supplemental Plan are based upon a participant’s years of credited service and final average earnings.

The Supplemental Plan provides for monthly retirement income equal to 2.5% of a participant’s final average earnings multiplied by the number of years of his credited service and fractions thereof, up to a maximum of 25 years. Final average earnings are computed as a monthly average of all compensation paid to the participant during the 60 consecutive month period in which he received (or is credited with) the highest compensation within the ten-year period ending on his retirement date, including incentive bonuses that may have been earned prior to, but for which payment was deferred until after, the participant’s retirement date. Benefit amounts payable under the Supplemental Plan will be reduced by the amount of other retirement benefits to which a participant may be entitled, including Social Security benefits and retirement income under the Retirement Plan. The Supplemental Plan also provides for certain death benefits payable to a participant’s spouse, and permits participants to elect to receive the actuarial equivalent of the monthly benefit amount under certain circumstances.

The Supplemental Plan was terminated as of December 31, 1987. The eligibility for early retirement under the Supplemental Plan was eliminated. As such, benefits under the Supplemental Plan may not commence prior to a participant’s 65th birthday. Mr. Talcott is the only named executive who participates in the Supplemental Plan, and his years of credited service and final average earnings have also been frozen at 1987 levels.

Under the Plan of Reorganization in the Chapter 11 Cases, it is contemplated that certain participants in the Supplemental Plan will receive shares of New Common Stock in Reorganized Ampex in satisfaction of their claims under the Supplemental Plan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Plan of Reorganization.” We do not anticipate that the Chapter 11 Cases will have any effect on the Retirement Plan.

The table below provides information relating to the pension benefits for the named executives under our Retirement Plan and Supplemental Plan. No pension benefits were paid to any of the named executives under either plan during fiscal 2007. The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2007, based upon the assumptions described in footnote 2.

Name	Plan Name	Number of Years of Credited Service (1) (#)	Present Value of Accumulated Benefit (2) ($)	Payments During Last Fiscal Year ($)
Robert L. Atchison	Retirement Plan	18 yrs. 2 mos.	596,607	N/A

Joel D. Talcott	Retirement Plan	19 yrs. 3 mos.	424,846	N/A

	Supplemental Plan	13 yrs. 3 mos.	155,054	N/A

(1)

As a result of the freezing of benefits described above, the numbers of years of credited service for the named executives are frozen at the amounts shown in this column. The actual numbers of years of participation in each plan by the named executives are: Mr. Atchison—31 years, 1 month; and Mr. Talcott—32 years, 3 months for the Retirement Plan and 13 years, 3 months for Supplemental Plan.
(2)	The present value of accumulated benefits was calculated under RP 2000 Mortality setback (1 year for males). The applicable discount rate was 6.10% as of December 31, 2007.

Director Compensation

For fiscal 2007, we paid each non-employee director who served for the full fiscal year a retainer of $25,000 for his service on our Board of Directors and on each Board Committee on which he serves, and an incremental fee of $5,000 for service on the Audit Committee. Non-employee directors are also entitled to reimbursement of their related out-of-pocket expenses. Non-employee directors who served for less than the full fiscal year were paid on a prorated basis for the fiscal quarters during which they served.

The following table summarizes the compensation we paid to our non-employee directors for their service on our Board and Board Committees during fiscal 2007. We do not pay executive officers for their service on the Board or Board Committees.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Alain C. Briançon (3)	30,000	15,040	0	0	0	0		45,040

Charles W. Dyke (3)	15,000	11,490	0	0	0	25,000	(4)	51,490

Ned S. Goldstein	25,000	15,040	0	0	0	0		40,040

Douglas T. McClure, Jr. (3)	30,000	15,040	0	0	0	0		45,040

Peter Slusser (3)	30,000	15,040	0	0	0	0		45,040

William A. Stoltzfus, Jr.	15,000	0	0	0	0	0		15,000

(1)	This amount represents the expense we recognized for financial statement reporting purposes in accordance with SFAS No. 123R, excluding the risk of forfeiture. Accordingly, it does not reflect the actual value that has been or will be recognized by each director for his award. On November 12, 2007, 1,000 restricted shares for Mr. Goldstein were forfeited in conjunction with his resignation from the Board of Directors. See Note 2 of Notes to Audited Consolidated Financial Statements.
(2)	This amount represents the expense we recognized for financial statement reporting purposes in accordance with SFAS No. 123R, excluding the risk of forfeiture. Accordingly, it does not reflect the actual value that has been or will be recognized by each director for his award. See Note 2 of Notes to Audited Consolidated Financial Statements.
(3)	As of December 31, 2007 each of Messrs. Briançon, Dyke, McClure and Slusser held a total of 1,000 unvested, restricted shares granted under our Stock Bonus Plan. There were no stock options outstanding at December 31, 2007 that were held by our directors who were serving on the Board on that date.
(4)	Mr. Dyke also serves as a director of our Data Systems subsidiary. This amount represents the retainer fee paid to him by Data Systems for such services.

Mr. Stoltzfus did not stand for election at our 2007 Annual Meeting of Stockholders held on May 18, 2007 (the “2007 Annual Meeting”). Mr. Briançon and Mr. Dyke first joined our Board of Directors in March and July 2007, respectively, to fill vacancies existing on the Board at such times. Mr. Goldstein was elected as a director at our 2007 Annual Meeting, and resigned as a director in November 2007. All other non-employee directors served on our Board throughout 2007.

On May 18, 2007, the Stock Bonus Plan Committee awarded 1,000 shares of restricted stock under the Stock Bonus Plan to each of Messrs. Briançon, Goldstein, McClure, and Slusser. These shares had a fair market value of $15.05 per share on the grant date of the award, and will vest in full, according to their terms, on the date of our 2008 Annual Meeting of Stockholders, except that Mr. Goldstein’s shares were canceled in November 2007 upon his resignation from our Board of Directors. On July 23, 2007, the Stock Bonus Plan Committee awarded Mr. Dyke 1,000 shares of restricted stock under the Stock Bonus Plan. These shares had a fair market value of $11.50 per share on the grant date of the award, and will vest in full, according to their terms, on the date of the 2008 Annual Meeting of Stockholders.

Under the Plan, it is contemplated that all of our Common Stock, including restricted shares granted under the Stock Bonus Plan, and all stock options granted under the Stock Incentive Plan, will be canceled upon emergence from chapter 11, which could occur before the date of our 2008 Annual Meeting of Stockholders, which would prevent these awards from vesting. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Plan of Reorganization.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

As of March 31, 2008, our authorized capital stock consists of our Class A Common Stock, par value $0.01 per share (“Class A Stock”), our Class C Common Stock, par value $0.01 per share (“Class C Stock”), and our Preferred Stock, par value $1.00 per share (“Preferred Stock”). On March 31, 2008, there were 3,930,035 shares of Class A Stock outstanding, no shares held in treasury, and no shares of Class C Stock or Preferred Stock outstanding. Holders of our Class A Stock are entitled to elect all members of our Board of Directors.

As of March 31, 2008, there were 391 record holders of Class A Stock and no record holders of Class C Stock or Preferred Stock. As of April 3, 2008, there were approximately 6,134 beneficial owners of our Class A Stock.

Upon consummation of the Plan by the Bankruptcy Court, all of our outstanding shares, including restricted shares issued under the Ampex Corporation 2000 Stock Bonus Plan, as amended (the “Stock Bonus Plan”) and all outstanding options granted under the Ampex Corporation 1992 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) will be canceled.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our Class A Stock by each person known by us to be the beneficial owner of more than 5% of our Class A Stock as of March 31, 2008. Unless otherwise indicated, the stockholders named below have sole voting and investment power with respect to all shares shown as beneficially owned by them. As indicated by the notes following the table, certain shares may be deemed to be beneficially owned by more than one holder as a result of attribution of ownership among affiliated persons and entities, or pursuant to contractual or other arrangements. The inclusion of any shares for any stockholder shall not be deemed an admission that the stockholder is, for any purpose, a beneficial owner of the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Common Stock, $0.01 par value	ValueVest High Concentration Master Fund, Ltd. (1)	524,336	13.3%

	Gruber & McBaine Capital Management, LLC (2)	294,318	7.5%

(1)	According to its Schedule 13D filed with the SEC on November 13, 2006 and Amendments No. 1—12 thereto, ValueVest High Concentration Master Fund, Ltd. (“ValueVest”) is a corporation organized under the laws of the Cayman Islands. ValueVest is located at Queensgate House, 113 South Church Street, P.O. Box 1234, George Town, Grand Cayman, Cayman Islands, with the principal business of making investments. The following reporting persons share voting and investment power with ValueVest with respect to the shares reported by ValueVest: (i) ValueVest Management Company II, LLC, the investment manager and sole shareholder of ValueVest (the “Investment Manager”); (ii) Mark B. Bakar, managing member and owner of 50% of the membership interests in Investment Manager; and (iii) David Cariani, managing member and owner of 50% of the membership interests in Investment Manager.
(2)	According to a Schedule 13G filed with the SEC on January 23, 2008, Gruber & McBaine Capital Management, LLC (“GMCM”) is a registered investment adviser located at 50 Osgood Place, Penthouse, San Francisco, CA 94133, and is a member of a group (within the meaning of Rule 13d-5(b) of the Exchange Act) formed together with Jon D. Gruber and J. Patterson McBaine, managers, controlling persons and portfolio managers of GMCM, and Eric B. Swergold. Each of Messrs. Gruber, McBaine and Swergold shares voting and investment power with GMCM with respect to the 294,318 shares reported by GMCM. In addition, Messrs. Gruber and McBaine beneficially own 18,257 shares and 7,524 shares, respectively, and each has sole voting and investment power with respect to his shares.

Security Ownership of Management

The following table sets forth certain information as to shares of our Class A Stock known by us to be beneficially owned as of March 31, 2008 by: (i) each director; (ii) our Chief Executive Officer and our former Chief Executive Officer; (iii) our Chief Financial Officer; (iv) our three most highly compensated executive officers who were officers as of December 31, 2007; and (v) all current directors and executive officers as a group. No executive officer or director of the Company owns securities of any parent or subsidiary of the Company (other than directors’ qualifying shares), except as indicated in the footnotes to the table below. Unless otherwise indicated, the stockholders named below have sole voting and investment power with respect to all unrestricted shares shown as beneficially owned by them, but do not have any voting or investment power with respect to employee stock options shown as beneficially owned by them. Restricted shares issued under our Stock Bonus Plan may not be transferred until they vest (except by will or the laws of descent and distribution), but may be voted, subject to the Company’s right to repurchase any unvested shares, as set forth in the Plan. The inclusion of any shares for any stockholder in the table below shall not be deemed an admission that such stockholder is, for any purpose, the beneficial owner of such shares. An asterisk denotes beneficial ownership of less than 1% of the class of securities indicated.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Common Stock, $0.01 par value	D. Gordon Strickland (1)	25,000	*
	Edward J. Bramson (2)	9,666	*
	Craig L. McKibben (3)	33,651	*
	Alain C. Briancon (4)	3,000	*
	Charles W. Dyke (4)	1,000	*
	Douglas T. McClure, Jr. (5)	6,125	*
	Peter Slusser (5)	4,625	*
	Robert L. Atchison (6)	5,150	*
	Joel D. Talcott (7)	8,771	*
	Ramon C.H. Venema (8)	4,500	*
	All current directors and executive officers as a group (9)	91,822	2.3%

(1)	Consists of 25,000 shares subject to outstanding options granted under the Stock Incentive Plan, 12,500 of which are exercisable or will become exercisable within 60 days of March 31, 2008.
(2)	Edward J. Bramson resigned as our Chairman of the Board and Chief Executive Officer on February 16, 2007. Mr. Bramson has stated, in certain filings with the SEC, that he disclaims beneficial ownership of certain shares shown in the table above for purposes of Sections 13(d), 13(g) and 16 of the Exchange Act, or otherwise. Mr. Bramson is the controlling stockholder of Sherborne & Company Incorporated (“SCI”). SCI is the general partner of a partnership that controls the voting stock of Sherborne Holdings Incorporated (“SHI”). Accordingly, Mr. Bramson may be deemed to own beneficially all shares of Class A Stock beneficially owned, directly or indirectly, by SCI and SHI. The shares shown in the table include: 3,100 shares owned directly by Mr. Bramson, 598 shares owned by SCI and 5,968 shares owned by a subsidiary of SHI.
(3)	Craig L. McKibben is a director and executive officer of Ampex. Mr. McKibben has stated, in certain filings with the SEC, that he disclaims beneficial ownership of certain shares shown in the table above for purposes of Sections 13(d), 13(g) and 16 of the Exchange Act, or otherwise. The shares shown in the table include 28,451 shares owned directly by Mr. McKibben, and 5,200 shares subject to outstanding options granted under our Stock Incentive Plan, all of which are or will become exercisable within 60 days of March 31, 2008.
(4)	Includes 1,000 restricted shares issued under the Stock Bonus Plan, which will vest on the date of the 2008 Annual Meeting. These directors have no investment power over the restricted shares until the vesting date.
(5)	Includes 2,000 restricted shares issued under the Stock Bonus Plan, 1,000 which vested on the date of the 2007 Annual Meeting, and 1,000 which will vest on the date of the 2008 Annual Meeting. These directors have no investment power over the restricted shares until the vesting date.
(6)	Includes 150 shares held by Mr. Atchison in a custodial account for a minor grandchild (with respect to which he has stated in filings with the SEC under Section 13(d) of the Exchange Act that he expressly disclaims beneficial ownership) and 5,000 restricted shares issued under the Stock Bonus Plan, none of which are or will become exercisable within 60 days of March 31, 2008.
(7)	Includes 1,825 shares subject to outstanding options granted under the Stock Incentive Plan, all of which are or will become exercisable within 60 days of March 31, 2008, and 5,000 restricted shares issued under the Stock Bonus Plan, none of which are or will become exercisable within 60 days of March 31, 2008.
(8)	Includes 3,000 restricted shares issued under the Stock Bonus Plan, none of which are or will become exercisable within 60 days of March 31, 2008.

(9)	Includes a total of 12,000 restricted shares issued under the Stock Bonus Plan, 4,000 of which will vest on the date of the 2008 Annual Meeting; and a total of 32,025 shares subject to outstanding options granted under the Stock Incentive Plan, 19,525 of which are or will become exercisable within 60 days of March 31, 2008. Holders of restricted shares have no investment power over such shares until the vesting dates.

Changes in Control

Under the Plan, it is contemplated that all of our outstanding Common Stock will be canceled upon consummation of our chapter 11 reorganization, and that our largest unsecured creditor, Hillside, will own approximately 80% of the New Common Stock of Reorganized Ampex, and will be entitled to appoint all of the members of our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Plan of Reorganization.”

Securities authorized for issuance under equity compensation plans

The information required by this item regarding our equity compensation plans is set forth in Item 5 of Part II of this report, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In 1996, we sold 20,000 shares (as adjusted) of our Class A Stock to Second Jeffson Corporation (“SJC”) at the then current fair market value. SJC is an affiliated corporation controlled by our former Chairman and CEO, Edward J. Bramson, in which Craig L. McKibben is a Vice President. We did so in recognition of Mr. Bramson’s services to the Company and in lieu of paying cash incentive compensation or granting additional stock options to him. (During the period from 1992 to 1996, Mr. Bramson had been awarded options under our Stock Incentive Plan to purchase a net total of 2,125 shares.) SJC paid the purchase price for the shares partly in cash and partly by issuing a promissory note. The note was secured by a pledge of the 20,000 shares that were purchased. For several years, the market value of the pledged shares was substantially less than the principal amount of the note. In 2002, SJC advised us that there could be no assurance that it would be able to obtain additional funds from Mr. Bramson or others to make future payments of interest or principal on the notes. In 2002, we offset the “Notes receivable from stockholders” against “Other additional capital” in our consolidated balance sheets, effectively negating the original transaction for accounting purposes. In August 2006, SJC and Ampex agreed that we should foreclose on the note and the pledged shares.

Accordingly, on August 7, 2006, we foreclosed on the note, which had an outstanding principal amount of $1,848,000 at all times during 2006 prior to the date of foreclosure, and caused the 20,000 pledged shares, which had a market value of $248,000 on the date of foreclosure, to be transferred to Ampex. The note was a 5.74% non-recourse note due October 2008. However, under the terms of the note $54,636 of interest was forgiven during 2006 prior to the foreclosure date in consideration of Mr. Bramson’s continued service as an officer and director of Ampex during that period. The foreclosure did not affect the Company’s net assets or results of operations, exclusive of tax benefits that may be realized in future years. The Company has cancelled the 20,000 shares received from SJC. Interest and principal totaling $697,840 paid by SJC on the note in prior years was retained by Ampex.

In past years, we have evaluated new investment and income-generating opportunities, subject to restrictions imposed under our debt agreements. During 2006, 2005 and 2004, we paid $0.3 million, $1.0 million and $0.6 million, respectively, of business development expenses to Hanover Investors Limited (“Hanover UK”), a British investment advisory company, for their investment advisory services, which included research on potential investment opportunities in the United Kingdom. These business development costs consisted primarily of consulting fees and office rent, and we discontinued these payments effective as of April 1, 2006. Ampex was not an investor in Hanover UK, and neither Mr. Bramson nor Mr. McKibben was an officer, director or stockholder of Hanover UK.

In 2005, Elementis Group plc (“Elementis”), a publicly traded UK specialty chemicals company, was identified as a turnaround investment opportunity, and Hanover Investors Partners-V, LLC (“Hanover V”) was formed to invest in Elementis. Hanover V purchased approximately 15% of the outstanding voting shares of Elementis. Ampex was not an investor in Hanover V or Elementis. The sole managing member of Hanover V is HIP-IV Incorporated (“HIP-IV”), an entity in which each of Messrs. Bramson and McKibben is an officer and 30% stockholder; Mr. Bramson is also a director of HIP-IV. As managing member of Hanover V, HIP-IV was entitled to receive approximately 60% of any incentive fees payable by Hanover V, but HIP-IV assigned those fees to us in March 2005. As an incentive for Mr. Bramson to maximize HIP-IV’s investment performance, and therefore the amount of incentive fees payable to us, the Compensation Committee of our Board of Directors determined in June 2005 that HIP-IV should retain one-third of the incentive fees it had previously assigned to us (i.e., approximately 20% of any fees payable by Hanover V).

In 2006, Hanover V sold all of its 15% stake in Elementis for the equivalent of approximately $94.4 million. Based upon the amount of Hanover V’s net gain from this sale, we received approximately $4.7 million of incentive fees (including reimbursement of the $1.5 million of business development expenses we paid to Hanover UK from 2004 to 2006). HIP-IV received approximately $1.6 million of incentive fees, which represents 20%, compared to our 40%, of all incentive fees payable by Hanover V, after such reimbursement. The incentive fees retained by HIP-IV directly benefited Messrs. Bramson and McKibben, because of their interests in HIP-IV, described above.

In November 2006, we entered into an office sharing agreement with Sherborne Investors Management LP (“Sherborne LP”) permitting Sherborne LP and certain of its affiliates to use and occupy a portion of our New York office space, in exchange for Sherborne LP’s payment to us of $21,000 per month and reimbursement of certain salary expenses. Sherborne LP is controlled by Sherborne Investors Management GP, LLC, an entity in which Mr. Bramson is the managing member and Mr. McKibben is a member. Under the agreement, Sherborne LP was required to pay these amounts to us from December 2006 until the lease termination in April 2008. We have elected not to renew the lease past April 2008. During 2007 and 2006, Sherborne LP made lease payments to us of $252,000 and $21,000, respectively.

On May 14, 2007, we entered into an agreement with M-CAM, Inc. (“M-CAM”), an intellectual property rights and financial services firm, to develop an intellectual property commercialization and monetization strategic plan, which was intended to accelerate and broaden our licensing program. At that time our former director, Ned S. Goldstein, was the president, a director and a holder of approximately 7.5% of the shares of M-CAM, on a fully-diluted basis. Pursuant to the agreement, which expired in January 2008, we paid a total of $300,000 to M-CAM during 2007 for its services. According to a Schedule 13D filed on November 13, 2006 by ValueVest High Concentration Master Fund, Ltd. (“ValueVest”), ValueVest had previously entered into an agreement with M-CAM (a copy of which was attached to the Schedule 13D) pursuant to which ValueVest, which held approximately 13.6% of our outstanding Class A Stock on the record date for our 2007 Annual Meeting of Stockholders, had agreed to pay M-CAM certain fees for increasing the value of our Class A Stock or causing us to enter into an agreement with M-CAM. ValueVest also recommended Mr. Goldstein and our current director, Alain C. Briançon, for election to our Board. Because of Mr. Goldstein’s interest in the M-CAM agreement, the Board concluded in May 2007 that Mr. Goldstein no longer qualified as an independent director, within the meaning of the Nasdaq rules. Subsequently, in November 2007, Mr. Goldstein resigned from our Board of Directors. Mr. Briançon did not have any interest in M-CAM or our agreement with M-CAM, and continues to serve on our Board of Directors.

Parents of Ampex Corporation

There are no parents of Ampex Corporation.

Director Independence

Under Nasdaq rules, our Board of Directors must be comprised of a majority of independent directors that satisfy the standards set forth in those rules. Our Board reviews the qualifications of each of our Board members, including the level of independence of each individual director, at least annually, as required by our Corporate Governance Guidelines.

The Corporate Governance Guidelines also require each member of our Audit, Compensation and Nominating and Corporate Governance Committees to be independent, as defined in the Nasdaq rules, to satisfy the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to be a “non-employee” director, as defined in Rule 16b-3 of the Exchange Act. Under the Corporate Governance Guidelines, a member of these Committees is considered independent only if the Board affirmatively determines that the director does not have any direct or indirect material relationship with Ampex that may impair, or appear to impair, his ability to make independent judgments. The Audit Committee also operates under a charter containing more stringent independence standards. A copy of the current Audit Committee charter is available on our website at www.ampex.com.

Our Stock Incentive Plan Committee is required under its charter to be comprised of at least two non-employee directors, within the meaning of Rule 16b-3 or any successor rule. Our Stock Bonus Plan Committee is required by its charter to be comprised of at least two non-employee directors, as defined in Rule 16b-3, who are “outside directors” within the meaning of Section 162(m)(4)(C) of the Internal Revenue Code.

The Board has affirmatively determined that the following non-employee directors currently meet all of the independence and other requirements applicable to their service on the Board and each Board Committee on which they serve:

Alain C. Briançon

Charles W. Dyke

Douglas T. McClure, Jr.

Peter Slusser

Accordingly, with four independent directors out of the six members currently comprising our full Board, the Board is comprised of a majority of independent directors. In addition, each of our Audit, Compensation, Nominating and Corporate Governance, Stock Incentive Plan and Stock Bonus Plan Committees is currently comprised solely of independent, non-employee directors.

In making its independence determinations, the Board considered the following transactions, relationships and arrangements.

For Dr. Briançon, the Board considered the fact that he was recommended as a director candidate by ValueVest Management Company II, LLC (“ValueVest”), a holder of approximately 13.5% of the Company’s outstanding common stock. The Board determined that because Dr. Briançon is not an officer, director, stockholder or employee of ValueVest and is not receiving any compensation from ValueVest in connection with his Board service or otherwise, ValueVest’s recommendation would not interfere with his independent judgment as a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of our Board of Directors has appointed BDO Seidman, LLP (“BDO”) as our principal independent registered public accounting firm to audit our financial statements for fiscal 2008. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of our registered public accountants, who report directly to the Audit Committee.

BDO was appointed by the Audit Committee on December 13, 2004, and has audited our financial statements for fiscal 2004 through 2007.

Audit Fees

The following table summarizes the aggregate fees that we expect to pay BDO for fiscal 2007 and that we paid to BDO for fiscal 2006.

Type of Fees	Fiscal 2007	Fiscal 2006
Audit Fees	$358,300	$365,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$358,300	$365,000

Audit Fees were for the audit of our annual financial statements, the review of our quarterly financial statements, audits of our domestic subsidiaries, consents and assistance with review of documents we filed with the SEC.

Audit Related Fees

BDO did not bill us for any assurance or related services for fiscal 2007 or 2006 that were reasonably related to their audit and review of our financial statements which were not covered by Audit Fees.

Tax Fees

BDO did not bill us for any tax compliance, tax advice or tax planning services for fiscal 2007 and 2006.

All Other Fees

BDO did not bill us for any products or services other than those described above under “Audit Fees.”

Pre-Approval by Audit Committee

Under its charter, the Audit Committee is required to approve all products and services to be provided by our independent accountants, and all fees and other compensation to be paid to them. All of the services described above that were provided to us by BDO were pre-approved by the Audit Committee, which determined that such services were compatible with maintaining the independence of BDO from Ampex.

Work Performed by BDO’s Full-Time, Permanent Employees

Substantially all of BDO’s work on the audit of our financial statements for 2007 was performed by its partners and full-time employees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with this Report:

1.	Financial Statements (see Item 8 above).

Ampex Corporation Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss), of Cash Flows, and of Stockholders’ Deficit as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007.

2.	Financial Statement Schedule (see Item 8 above) Schedule II Valuation and Qualifying Accounts.

3.	Exhibits.

Exhibit Number	Description
2.1	Joint Chapter 11 Plan of Reorganization for Ampex Corporation (the “Company”) and its Affiliated Debtors dated March 30, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 31, 2008, and incorporated herein by reference).

2.2	Plan Support Agreement among the Company and the other parties named therein dated as of March 30, 2008 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 31, 2008 and incorporated herein by reference).

2.3	Disclosure Statement with respect to Joint Chapter 11 Plan of Reorganization for the Company and its Affiliated Debtors dated as of March 30, 2008 (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 31, 2008 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company, as amended through June 1, 2003 (filed as Exhibit 3.1 to the 2003 Form 10-Q for the quarter ended June 30, 2003 (the “Second Quarter 2003 10-Q”) and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through December 7, 2007 (filed as Exhibit 3.1 to the Company’s Form 8-K dated December 7, 2007 and incorporated herein by reference).

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Second Quarter 2003 10-Q and incorporated herein by reference).

4.2	Form of Class C Common Stock Certificate (filed as Exhibit 4.5 to the Company’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (File No. 33-91312) and incorporated herein by reference).

4.3	Indenture, dated as of February 28, 2002, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008, including forms of 12% Senior Notes and Security Agreement (filed as Exhibit 4.4 to the 2001 Form 10-K and incorporated herein by reference).

4.4	First Amendment to Indenture, dated as of March 2, 2004, between the Company and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company, as trustee, relating to the Company’s 12% Senior Notes due 2008 (filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference).

4.5	Form of Consent of Noteholders, dated as of March 2, 2004, among Ampex Corporation and each of the Holders of the Company’s 12% Senior Notes (filed as Exhibit 4.6 to the 2003 Form 10-K and incorporated herein by reference).

4.6	Amendment No. 3 to Collateral Security Agreement, dated as of June 17, 2005, between Ampex Corporation and US Bank, National Association, as trustee, relating to the Company’s 12% Senior Notes due 2008 (filed as Exhibit 4.1 to the Company’s 2005 Form 10-Q for the quarter ended June 30, 2005 (the “Second Quarter 2005 10-Q”) and incorporated herein by reference).

Exhibit Number	Description
4.7	Security Agreement dated March 27, 2002, among Ampex Corporation, Ampex Data Systems Corporation and Hillside Capital Incorporated (filed as Exhibit 4.3 to the 2002 Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.1	Ampex Corporation 1992 Stock Incentive Plan, with exhibits, as amended through November 2, 2006 (filed as Exhibit 10.2 to the 2006 Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.2	Ampex Systems Corporation Savings Plan (1997 Restatement) (filed as Exhibit 10.3 to the 1997 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.3	Ampex Corporation 2000 Stock Bonus Plan, as amended through June 14, 2006 (filed as Exhibit 10.1 to the 2006 Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.4	Ampex Systems Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 1997 (filed as Exhibit 10.4 to the Company’s 1997 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.5	Ampex Corporation Supplemental Retirement Income Plan, as amended through September 3, 1985 (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 33-47660) and incorporated herein by reference).

10.6	Form of Indemnification Agreement entered into between the Company and members of the Board of Directors (filed as Exhibit 10.06 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Form of Employment Security Letter dated January 17, 2007, entered into between the Company and each of Messrs. Atchison, McKibben, Talcott and Venema, and Ms. Genberg (filed as Exhibit 10.7 to the 2006 Form 10-K and incorporated herein by reference).

10.8	Letter agreement dated April 18, 2006 between Edward J. Bramson and Craig L. McKibben regarding management incentive compensation (filed as Exhibit 10.7 to the 2006 Form 10-K and incorporated herein by reference).

10.9	Letter agreement dated June 16, 2006 between Edward J. Bramson and Joel D. Talcott regarding management incentive compensation (filed as Exhibit 10.7 to the 2006 Form 10-K and incorporated herein by reference).

10.10	Letter agreement dated March 15, 2005 between Edward J. Bramson and Robert L. Atchison regarding management incentive compensation (filed as Exhibit 10.3 to the Second Quarter 2005
10-Q and incorporated herein by reference).

10.11	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 132,150 square feet of premises located on Douglas Avenue and on Broadway in Redwood City, California (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.12	Amendment dated September 10, 1998 and amendment dated November 19, 1999 to Lease between Martin/Campus Associates, LP as landlord and the Company as tenant (filed as Exhibit 10.12 to the 1999 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.13	Lease dated January 19, 1996 by and between Martin/Campus Associates, LP as landlord and the Company as tenant, with respect to approximately 60,000 square feet of premises to be constructed on Broadway in Redwood City, California (filed as Exhibit 10.12 to the 2001 Form 10-K and incorporated herein by reference).

10.14	Assignment and assumption of lease dated November 21, 2000 between the Company as assignor and Data Systems as assignee (filed as Exhibit 10.15 to the 2000 Form 10-K (File No. 0-20292) and incorporated herein by reference).

10.15	Lease and First Amendment of Lease dated August 14, 1997 and April 19, 1999, respectively, each by and between 135 East 57th Street LLC, as landlord, and the Company, as tenant, with respect to approximately 19,000 square feet of premises located at 135 East 57th Street, New York, New York (filed as Exhibit 10.16 to the 2005 Form 10-K and incorporated herein by reference).

Exhibit Number	Description
10.16	Agreement of Sublease dated as of April 23, 2004, between the Company, as sublessor, and Calypso Capital Management, LLC, as sublessee, with respect to approximately 12,800 square feet of premises located at 135 East 57th Street, New York, New York (filed as Exhibit 10.17 to the 2005 Form 10-K and incorporated herein by reference).

10.17	Joint Settlement Agreement dated November 22, 1994, by and among Pension Benefit Guaranty Corporation, the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group (filed as Exhibit 10.14 to the 2001 Form 10-K and incorporated herein by reference).

10.18	Hillside-Ampex/Sherborne Agreement by and among the Ampex Group (a group of companies that includes the Company), the Limited Hillside Group and the Sherborne Group, dated December 1, 1994 (filed as Exhibit 10.15 to the 2001 Form 10-K and incorporated herein by reference).

10.19	Form of Note between the Company and Hillside Capital Incorporated to fund pension contributions (filed as Exhibit 4.11 to the 2001 Form 10-Q for the quarter ended September 30, 2001 (File No.
0-20292) and incorporated herein by reference).

10.20	Second Amendment dated as of September 2002 to the Hillside—Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.1 to the 2002 Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.21	Third Amendment dated as of March 2, 2004 to the Hillside—Ampex/Sherborne Agreement dated December 1, 1994, as previously amended (filed as Exhibit 10.16 to the 2003 Form 10-K and incorporated herein by reference).

10.22	Retirement Plan Funding and Settlement Agreement dated as of July 8, 2003 between the Company and Quantegy Inc. (filed as Exhibit 10.17 to the 2003 Form 10-K and incorporated herein by reference).

10.23	Office Sharing Agreement dated as of November 30, 2006, by and between Sherborne Investors Management LP (“Sherborne”) and the Company, relating to the use and occupancy by Sherborne and its affiliates of a certain portion of the premises located at 135 East 57th Street, New York, New York (filed as Exhibit 10.27 to the 2006 Form 10-K and incorporated herein by reference).

10.24	Separation and Consulting Agreement dated as of February 16, 2007, between the Company and Edward J. Bramson (filed on February 26, 2007 as Exhibit 1 to Amendment No. 16 to Schedule 13D for Ampex Corporation by the filing parties named therein, and incorporated herein by reference).

10.25	Letter Agreement dated as of February 16, 2007, between the Company and D. Gordon Strickland, relating to his offer of employment (filed as Exhibit 10.29 to the 2006 Form 10-K and incorporated herein by reference).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page of this Report).

31.1*	Chief Executive Officer certification pursuant to Rules 13a—14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a—14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Items 8 and 15(a)(2) above.

*	Filed herewith.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

By:	/s/ D. GORDON STRICKLAND
D. Gordon Strickland Chairman, President and Chief Executive Officer

Date: April 15, 2008

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

Signature	Title	Date

/s/ D. GORDON STRICKLAND D. Gordon Strickland	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2008

/s/ CRAIG L. MCKIBBEN Craig L. McKibben	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2008

/s/ ALAIN BRIANÇON Alain Briançon	Director	April 15, 2008

/s/ CHARLES W. DYKE Charles W. Dyke	Director	April 15, 2008

/s/ DOUGLAS T. MCCLURE. JR. Douglas T. McClure, Jr.	Director	April 15, 2008

/s/ PETER SLUSSER Peter Slusser	Director	April 15, 2008

AMPEX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ampex Corporation

Redwood City, California

We have audited the accompanying consolidated balance sheets of Ampex Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampex Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Also as discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. Also, as discussed in Note 2, as of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).

As discussed in Notes 1 and 3 to the consolidated financial statements, on March 30, 2008, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Filing”). The Bankruptcy Filing was precipitated by the Company’s alleged breach of its borrowing arrangement with its largest unsecured creditor and the Company’s need to reach a consensual restructuring of the amounts due to this creditor. The Bankruptcy Filing raises substantial doubt about the ability of the Company to continue as a going concern. Management’s plans concerning these matters are also discussed in Notes 1 and 3. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

BDO Seidman, LLP

San Jose, California

April 15, 2008

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,585	$11,719
Accounts receivable (net of allowances of $233 in 2007 and $125 in 2006)	8,099	5,235
Inventories	6,102	6,366
Royalties receivable	74	270
Cash collateral on letter of credit	1,560	1,522
Other current assets	1,158	510

Total current assets	25,578	25,622
Property, plant and equipment	634	923
Other assets	255	372

Total assets	$26,467	$26,917

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$53,964	$1,704
Accounts payable	1,018	3,315
Net liabilities of discontinued operations	975	1,249
Accrued restructuring costs	436	594
Pension and other retirement plans	927	888
Other accrued liabilities	7,779	8,625

Total current liabilities	65,099	16,375
Long-term debt	—	34,227
Pension and other retirement plans	66,498	78,035
Other liabilities	737	842
Accrued restructuring costs	—	436
Net liabilities of discontinued operations	1,268	1,405

Total liabilities	133,602	131,320

Commitments and contingencies (Note 13)

Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares
Issued and outstanding—none	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares
Issued and outstanding—none	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares
Issued and outstanding—none	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares
Issued and outstanding—none	—	—
Common stock, $0.01 par value:
Class A:
Authorized: 175,000,000 shares in 2007 and in 2006
Issued and outstanding—3,923,506 shares in 2007; 3,820,473 in 2006	39	38
Class C:
Authorized: 50,000,000 shares
Issued and outstanding—none	—	—
Other additional capital	455,716	455,237
Accumulated deficit	(458,847)	(459,751)
Accumulated other comprehensive loss	(104,043)	(99,927)

Total stockholders’ deficit	(107,135)	(104,403)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$26,467	$26,917

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Licensing revenue	$12,445	$10,803	$28,914
Product revenue	22,126	16,836	15,382
Service revenue	6,905	8,282	8,858

Total revenue	41,476	35,921	53,154

Intellectual property costs	3,384	10,637	11,604
Cost of product revenue	9,998	8,510	9,440
Cost of service revenue	2,077	2,256	2,765
Research, development and engineering	4,918	4,424	4,205
Selling and administrative	15,381	13,751	15,940
Reorganization costs	592	—	—

Total costs and operating expenses	36,350	39,578	43,954

Operating income (loss)	5,126	(3,657)	9,200
Media pension costs	267	781	774
Interest expense	4,315	2,953	2,481
Amortization of debt financing costs	5	5	195
Interest income	(381)	(328)	(264)
Other (income) expense, net	(121)	(3,365)	(547)

Income (loss) from continuing operations before income taxes	1,041	(3,703)	6,561
Provision for income taxes	47	50	749

Income (loss) from continuing operations	994	(3,753)	5,812
Income (loss) from discontinued operations (net of taxes of $19 in 2005)	(90)	(195)	915

Net income (loss)	904	(3,948)	6,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	60	4	(148)
Minimum pension adjustment	(4,176)	12,289	(21,761)

Comprehensive income (loss)	$(3,212)	$8,345	$(15,182)

Basic income (loss) per share (1):
Income (loss) per share from continuing operations	$0.26	$(0.98)	$1.56
Income (loss) per share from discontinued operations	$(0.02)	$(0.05)	$0.24

Income (loss) per share applicable to common stockholders	$0.23	$(1.03)	$1.80

Weighted average number of basic common shares outstanding	3,876,393	3,816,779	3,734,916

Diluted income (loss) per share (1):
Income (loss) per share from continuing operations	$0.26	$(0.98)	$1.51
Income (loss) per share from discontinued operations	$(0.02)	$(0.05)	$0.24

Income (loss) per share applicable to common stockholders	$0.23	$(1.03)	$1.75

Weighted average number of diluted common shares outstanding	3,880,517	3,816,779	3,850,846

(1)	Amounts do not necessarily down-foot due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$904	$(3,948)	$6,727
Loss (income) from discontinued operations	90	195	(915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	478	432	670
Ampex and foreign periodic pension costs	3,101	3,320	2,545
Media periodic pension costs	267	781	774
Net loss (gain) on disposal of assets	(1)	1	(454)
Notional AMT due to stock option exercises	—	—	36
Accretion of interest expense	785	723	—
Incentive fees realized from limited liability company	—	(3,239)	—
Stock based compensation expense	399	363	—
Changes in operating assets and liabilities:
Accounts receivable	(2,806)	(2,163)	(567)
Inventories	244	(504)	(675)
Royalties receivable	196	465	(735)
Other assets	(553)	330	(320)
Accounts payable	(2,301)	(488)	2,235
Other accrued liabilities and income taxes payable	(815)	569	(6,378)
Ampex and Media pension contributions	(18,955)	(9,468)	(9,685)
Accrued restructuring costs	(594)	(610)	(627)
Other liabilities	(168)	(104)	4,489

Net cash used in continuing operations	(19,729)	(13,345)	(2,880)
Net cash used in discontinued operations	(501)	(633)	(519)

Net cash used in operating activities	(20,230)	(13,978)	(3,399)

Cash flows from investing activities:
Incentive fees realized from limited liability company	—	3,239	—
Proceeds received on the maturity of short-term investments	—	—	9,134
Net proceeds on sale of assets	2	5	3,100
Additions to property, plant, equipment and tooling	(197)	(141)	(114)
Deferred gain on sale of assets	(50)	(50)	(50)

Net cash provided by (used in) investing activities	(245)	3,053	12,070

Cash flows from financing activities:
Borrowings under debt agreements	18,955	9,468	5,900
Repayments under debt agreements	(1,720)	(10)	(10,468)
Proceeds from issuance of common stock	81	85	210

Net cash provided by (used in) financing activities	17,316	9,543	(4,358)

Effects of exchange rates on cash	25	31	(83)

Net increase (decrease) in cash and cash equivalents	(3,134)	(1,351)	4,230
Cash and cash equivalents, beginning of period	11,719	13,070	8,840

Cash and cash equivalents, end of period	$8,585	$11,719	$13,070

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For Each of the Three Years in the Period Ended

December 31, 2007

(in thousands)

					Accumulated Comprehensive Income (Loss)
	Common Stock Class A		Other Additional Capital	Accumulated Deficit	Cumulative Translation Adjustment	Employee Benefit Related	Total Stockholders’ Deficit
	Shares	Amount
Balances, December 31, 2004	3,692	$37	$454,525	$(463,680)	$744	$(91,055)	$(99,429)
Net income	—	—	—	6,727	—	—	6,727
Translation adjustments	—	—	—	—	(148)	—	(148)
Exercise of stock options	98	1	209	—	—	—	210
Notional AMT on stock options	—	—	55	—	—	—	55
Minimum pension liability adjustment	—	—	—	—	—	(21,761)	(21,761)

Balances, December 31, 2005	3,790	38	454,789	(456,953)	596	(112,816)	(114,346)
Cumulative effect of adjustments from the adoption of SAB No. 108	—	—	—	1,150	—	—	1,150
Net loss	—	—	—	(3,948)	—	—	(3,948)
Translation adjustments	—	—	—	—	4	—	4
Exercise of stock options	50	—	85	—	—	—	85
Stock based compensation expense	—	—	363	—	—	—	363
Foreclosure of shareholders note	(20)	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	12,289	12,289

Balances, December 31, 2006	3,820	$38	$455,237	$(459,751)	$600	$(100,527)	$(104,403)
Net income	—	—	—	904	—	—	904
Translation adjustments	—	—	—	—	60	—	60
Exercise of stock options and restricted stock	104	1	80	—	—	—	81
Stock based compensation expense	—	—	399	—	—	—	399
Minimum pension liability adjustment	—	—	—	—	—	(4,176)	(4,176)

Balances, December 31, 2007	3,924	$39	$455,716	$(458,847)	$660	$(104,703)	$(107,135)

The accompanying notes are an integral part of these consolidated financial statements.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ampex Corporation

Ampex Corporation (“Ampex” and together with its subsidiaries, the “Company”) is a leading innovator and licensor of visual information technology. During its 63-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds patents and patent applications covering digital image-processing, data compression and recording technologies. The Company leverages its investment in technology through its corporate licensing division, which licenses its patents to manufacturers of consumer electronics products. Through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), the Company develops and incorporates technology in the design and manufacture of very high performance instrumentation recorders, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

As discussed below in Note 3, on March 30, 2008, Ampex and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with viable and profitable operations and with adequate liquidity. The Company believes the chapter 11 reorganization will achieve these objectives. On or about March 30, 2008, the Company filed a pre-negotiated plan of reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”), which are subject to approval by the Bankruptcy Court, and a hearing to obtain Bankruptcy Court approval of the Disclosure Statement has been scheduled for May 14, 2008. The Bankruptcy Court requires that the Company solicit votes from certain creditors to accept or reject the Plan only after the Disclosure Statement has been approved. Prior to filing petitions for relief under chapter 11, the Company negotiated the terms of the Plan with and obtained the support of creditors holding a majority of its secured debt and its largest unsecured creditor. This support is evidenced by the Plan Support Agreement (“PSA”), which the parties filed contemporaneously with the commencement of the Debtors’ chapter 11 cases (the “Chapter 11 Cases”). The parties to the PSA have agreed to support the Plan and not to support any other plan in exchange for the Debtors agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan in accordance with the terms of the PSA. The PSA may be terminated in the event that the Plan and Disclosure Statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its confirmation, and in certain other situations. The Company believes that it will emerge from chapter 11 before the end of the year with a viable capital structure and with sufficient liquidity for it to continue operating as a going concern, but cannot give assurances that it will do so, due to uncertainties inherent in the bankruptcy process. If the Plan is not approved, the Company may be unable to pay its debts as presently scheduled, which would require it to seek protection in chapter 11 without the support of its creditors and could force the Debtors to liquidate under chapter 7 of the Bankruptcy Code due to their limited unencumbered available resources. Accordingly, the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue to operate as a going concern.

The consolidated financial statements as of December 31, 2007 reflect all of the Company’s indebtedness as current liabilities since under their respective indentures, filing a bankruptcy petition may give rise to an event of default. The financial statements do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan nor the adoption of fresh-start accounting. Reorganization costs, which included legal expenses incurred in connection with negotiations to restructure the Senior Notes and the Hillside Notes (defined below in Note 3) as well as expenses incurred in connection with preparing for the bankruptcy filing, have been reported separately as Reorganization Costs in the Company’s consolidated statements of operations.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Summary of Significant Accounting Policies

Basis of Presentation—Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates. Management’s more significant judgments and estimates used in the preparation of its consolidated financial statements include revenue recognition, accounts receivable, inventories, deferred taxes, warranty reserves, pension liabilities, valuation of long-lived assets and investments, contingencies and environmental liabilities. Actual results could differ materially from those estimates. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday nearest December 31. Fiscal 2007, 2006 and 2005 were 52-week years.

Cash Equivalents and Short-Term Investments

Highly liquid investments with original maturities of three months or less are classified as cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short- term investments. Management determines the appropriate classification of its investments in debt and

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ deficit. The cost of securities sold is based upon the specific identification method.

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at December 31, 2007 and December 31, 2006 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the Company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s revenue recognition policy with respect to royalty income is as follows: when the Company enters into an agreement with a new licensee for use of its patents, the Company may receive settlement of “past due” royalties. This is a negotiated amount and is typically paid by the licensee within 30 days of signing the license agreement. Past due royalties cover the licensee’s product shipments from the period when they were first notified of infringement up through the effective date of the license. The Company may also negotiate a “prepayment” of royalties that would otherwise be due up to a specific future date. The dollar amounts due under a negotiated agreement for both past due royalties and for prepayment of royalties are non-refundable and non-forfeitable. The Company recognizes both past due and prepayment amounts as revenue in the period when the agreement has been executed by both parties, which is when there is persuasive evidence of an arrangement,

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees become fixed or determinable and collection becomes probable, as the Company has no future obligations with respect to these agreements and delivery has occurred. Alternatively, the Company’s licensing agreement may include a “running” royalty which covers products shipped by the licensee after the date that the license agreement has been entered into and until the patent has expired or when the patent is no longer contractually available to the licensee, if shorter. The Company’s running royalties are computed as a percentage of the selling price of the licensee’s products and are paid quarterly in arrears and recognized as revenue at the time the amount of the quarterly royalty payment becomes determinable, upon receipt of the licensee’s sales report upon which royalties are determined, and collection is reasonably assured.

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

Pension and Other Post-Retirement Benefits/Obligation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on the results of operations or financial position. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans) at December 31, 2006. The Company’s net pension obligation (liability) reflected in the Consolidated Balance Sheets under SFAS No. 87 was equal to the unfunded projected benefit obligation determined under SFAS No. 158; accordingly, the implementation of SFAS No. 158 had no impact on the Company’s Consolidated Balance Sheets or Statement of Operations and Comprehensive Income (Loss). The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 158, the underfunded status of the defined benefit plans is recorded as a net liability with a corresponding adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Amounts recognized in AOCI represent unrecognized gains and losses that are expected to be amortized to pension cost over future periods.

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

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $4.9 million, $4.2 million and $4.2 million in 2007, 2006 and 2005, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $67 thousand, $0.2 million and $33 thousand in 2007, 2006 and 2005, respectively.

Restructuring Charges

The Company accounts for severance and benefit termination costs and other costs associated with an exit or disposal activity initiated after January 1, 2003 in accordance with SFAS No. 146, “Accounting for Costs

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss), net of tax. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of total stockholders’ deficit but are excluded from net income (loss). Accumulated other comprehensive income (loss), as presented on the accompanying Consolidated Balance Sheets, consists of foreign currency translation adjustments and accumulated unrecognized gains and losses under the Company’s defined benefit plans.

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

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense, included in selling and administrative expenses, of $399 thousand and $363 thousand, respectively, during 2007 and 2006 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has not recognized excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows due to its net operating loss position.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2007. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of December 31, 2007, $428 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next 8 quarters.

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

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income:
As reported	$6,727
Add stock-based employee compensation expense included in reported income, net of related tax effects	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(345)

Pro forma	$6,382

Basic income per share:
Income per share, as reported	$1.80
Income per share, pro forma	$1.71

Diluted income (loss) per share:
Income per share, as reported	$1.75
Income per share, pro forma	$1.66

These pro forma disclosures are not necessarily representative of the effects on reported income (loss) per share for future years.

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at December 31, 2007 and December 31, 2006 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 11.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial instruments beginning

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in January 2008 and non-financial instruments beginning in January 2009 and is required to be adopted by the Company in the quarter ended March 31, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

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

Note 3—Plan of Reorganization

As discussed above in Note 1, on March 30, 2008, the Company filed for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. The Company has sought Bankruptcy Court approval of motions that will permit the Company to continue to pay its employees’ salaries and benefits and certain vendor obligations and honor its customer warranties and other programs in the ordinary course of business.

The Plan and Disclosure Statement are subject to approval by the Bankruptcy Court, and a hearing to obtain Bankruptcy Court approval of the Disclosure Statement has been scheduled for May 14, 2008. The Bankruptcy Court requires that the Company solicit votes from certain creditors to accept or reject the Plan only after the Disclosure Statement has been approved. Prior to commencement of the Chapter 11 Cases, the Company negotiated with and obtained the support of the holders of a majority of its secured debt and its largest unsecured creditor for the terms of the Plan as evidenced by the PSA, which the parties filed contemporaneously with the Company’s voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The parties to the PSA have agreed to support the Plan and not to support any other plan in exchange for the Company’s agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan in accordance with the terms of the PSA. The PSA may be terminated in the event that the Plan and Disclosure Statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its confirmation, and in certain other situations. It is the belief of the Company that it will emerge from chapter 11 before the end of 2008 with a viable capital structure and with sufficient liquidity for the Company to continue in operations as a going concern.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The overall purpose of the Plan is to provide for the restructuring of the Company’s liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Ampex Corporation after it emerges from chapter 11 (“Reorganized Ampex”) by de-levering the Company, providing additional liquidity and arranging a long-term financing solution to future pension contributions that does not over-leverage the Company in future years. At March 30, 2008, the Company had outstanding debt totaling $59.6 million, which consisted of $6.9 million of 12% Senior Notes due August 15, 2008 (“Senior Notes”), $11 million of secured notes and $41.7 million of unsecured indebtedness (including interest) (the “Hillside Notes”) issued to Hillside Capital Incorporated, a former affiliate of the Company (“Hillside”). Under the terms of the Hillside Notes, $2.7 million is due currently and another $6.5 million of principal and interest is due at various times in 2008. Substantial debt service under the Hillside Notes is due in 2009 and beyond. As more fully explained in Note 11, the Hillside Notes arose under a funding agreement with the Company, Hillside and the PBGC whereby Hillside is jointly and severally obligated along with Ampex to make pension contributions under the Ampex and Media pension plans in the event that the Company does not have sufficient liquidity to make such payments. Pension contributions under these plans from 2008 through 2013 are estimated to total $53 million.

Under the terms of the Plan, the Debtors and Hillside are agreeing to enter into a credit agreement (the “Credit Agreement”) which generally consists of three components: (1) obligations to satisfy existing secured debts; (2) new borrowings; and (3) any future obligations incurred in connection with Hillside’s payment of required contributions or termination liability under the pension plans. Pursuant to the terms of the Plan and the PSA, Hillside will agree to accept the Debtors’ obligation to repay $10.5 million under the Credit Agreement in full and final satisfaction of its $11 million secured claim against the Debtors on account of the Hillside Notes. The remaining $0.5 million of Hillside’s secured claim is contemplated to be gifted to the holders of existing Common Stock who do not object to the Plan. This gift will be distributed in the form of certain rights which are described below. In addition, under a separate tranche of the Credit Agreement, Hillside will loan the Company $5 million to be used for general working capital purposes and to repay approximately $3.5 million of the Senior Notes. Furthermore, if Hillside is required to fund future required contributions to the pension plans, Hillside will be deemed to have granted another new senior loan in the amount of such contribution. All three elements of this Credit Agreement (i.e., the $10.5 million of debt in exchange for Hillside’s secured claim, the $5 million in new borrowings, and any amounts borrowed on account of the future required contributions or termination liability under the pension plans satisfied by Hillside) shall be equal to an aggregate amount not to exceed $25 million outstanding under the Credit Agreement. Thereafter, the Debtors will issue to Hillside new preferred stock of Reorganized Ampex (the “New Preferred Stock”) in the amount of each required contribution made by Hillside to the pension plans. It is estimated that at the time of Plan confirmation Hillside will have already made $3.8 million of additional required contributions to the pension plans. The loans under the Credit Agreement will bear interest at 10% per annum. The balance of amounts outstanding under the Credit Agreement will be repayable, under various terms of the Credit Agreement, in annual installments ranging from $2.9 million to $5.0 million beginning in March 2010. The holders of the Senior Notes will receive amended senior notes in the amount of the outstanding portion of their claims held on account of the Senior Notes on the effective date of the Plan. Under the Plan, it is contemplated that claims held by unsecured trade creditors will be satisfied in full in cash. Other unsecured creditors, who include, but are not limited to, Hillside with respect to its unsecured claims, certain participants in the Company’s Supplemental Retirement Plans and holders of claims arising from environmental remediation obligations will receive new common stock of Reorganized Ampex (“New Common Stock”) in full satisfaction of their claims. Shares of New Common Stock are not expected to be registered or traded on any public exchange.

Under the Plan, all of the Debtors’ existing Common Stock, stock options, warrants and restricted stock awards will be cancelled upon emergence. Upon the Debtors’ emergence from chapter 11, the New Common Stock will not be publicly traded and the existing shares will become delisted. Holders of existing Common

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock, stock options, warrants or restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan, holders of existing Common Stock (including unvested restricted stock) that do not object to the Plan will be eligible to receive certain rights that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the Reorganized Debtors, the holders of these rights will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering those rights (the “Contingent Payment Rights” or “CPRs”). There can be no assurance that the Reorganized Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if it does, whether they will attain sufficient levels required to provide for distributions to the holders of these rights. The Debtors do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

Liabilities Subject to Compromise

Liabilities subject to compromise represent the liabilities of the Company incurred prior to March 30, 2008, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in thousands):

December 31, 2007
12% Senior Notes due August 15, 2008	$6,700
Hillside Notes	47,249
Obligations under supplemental retirement plans	6,914
Environmental remediation obligations	2,033
Accrued expenses, principally accrued interest on the Hillside Notes and allowed NHI claims	1,444

Liabilities subject to compromise	$64,340

Interest expense

The Debtors will discontinue recording interest on liabilities subject to compromise during the chapter 11 proceedings, except for interest on the Senior Notes.

Note 4—Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed for relief under chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During 2007, 2006 and 2005, the Company paid $0.2 million, $0.2 million and $0.1 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.0 million at December 31, 2007. The Company expects to be assessed in 2008 its pro rata share of the remediation costs

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling $0.8 million with the balance to be assessed over the next ten years. This obligation has not been discounted to present value. Under the Plan, environmental obligations will be cancelled in exchange for New Common Stock in the Company after it emerges from chapter 11.

In 2001, the Company closed its Internet video operations. During 2007, 2006 and 2005, the Company paid $0.3 million, $0.5 million and $0.8 million, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $0.2 million at December 31, 2007. The Company expects to make payments on office leases and to receive sublet income as it relates to this discontinued operation through April 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued. The evaluation of the amount of net liabilities for discontinued operations resulted in additional restructuring charges of $0.1 million in 2007 and $0.2 million in 2006 and a gain of $0.9 million in 2005.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations is as follows:

	2007	2006	2005
	(in thousands)
Balance at January 1	$2,654	$3,092	$4,545
Additional provision	90	195	—
Increase in expected future sublet income	—	—	(934)
Net payments made during the period	(501)	(633)	(519)

Balance at December 31	$2,243	$2,654	$3,092

Note 5—Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) from continuing operations	$994	$(3,753)	$5,812

Net income (loss)	$904	$(3,948)	$6,727

Denominator
Weighted average number of basic common shares outstanding	3,876,393	3,816,779	3,734,916
Effect of dilutive stock options and restricted stock	4,124	—	115,930

Weighted average number of diluted common shares outstanding	3,880,517	3,816,779	3,850,846

Basic income (loss) per share from continuing operations	$0.26	$(0.98)	$1.56

Basic income (loss) per share	$0.23	$(1.03)	$1.80

Diluted income (loss) per share from continuing operations	$0.26	$(0.98)	$1.51

Diluted income (loss) per share	$0.23	$(1.03)	$1.75

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2007	2006	2005
Stock options outstanding	33,135	106,366	154,066
Range of exercise prices	$19.63 – 21.25	$1.15 – 38.25	$1.15 – 38.25
Stock options outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	—	115,930
Restricted shares outstanding	33,000	3,000	—
Restricted shares outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	4,124	—	—

Under the Plan, all existing Common Stock, stock options and restricted shares will be cancelled.

Note 6—Supplemental Schedule of Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Interest paid	$2,601	$2,066	$2,852
Income taxes paid	196	180	1,904

Non-Cash Investing and Timing Activities:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
SAB No. 108 adjustment	$—	$1,150	$—
Issuance of Notes in lieu of cash payment of interest	377	692	—

Note 7—Inventories

	December 31,
	2007	2006
	(in thousands)
Raw materials	$6,163	$5,722
Work in process	3,203	3,496
Finished goods	3,084	3,317

	12,450	12,535
Less inventory reserve	(6,348)	(6,169)

Total	$6,102	$6,366

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory write-downs for obsolete and slow-moving items totaled $0.6 million, $0.2 million and $0.5 million in 2007, 2006 and 2005, respectively. All inventory and subsequent proceeds from the sale of inventory is pledged as collateral for the Hillside Notes.

Note 8—Royalties Receivable

Royalties receivable represents royalties reported by licensees covering their product sales made prior to the end of the period and remitted to the Company after the end of the reporting period.

Note 9—Property, Plant and Equipment

	December 31, 2007	December 31, 2006

	(in thousands)
Leasehold improvements	$4,268	$4,521
Furniture, fixtures and equipment	6,171	6,026

	10,439	10,547
Less accumulated depreciation and amortization	(9,805)	(9,624)

Total	$634	$923

Depreciation and amortization charged to continuing operations was $0.5 million, $0.4 million and $0.5 million in 2007, 2006 and 2005, respectively.

Note 10—Other Accrued Liabilities

	December 31,
	2007	2006
	(in thousands)
Compensation and employee benefits	$2,773	$2,957
Deferred revenue	2,722	4,442
Customer deposits	99	88
Taxes	152	188
Warranty and other product costs	118	75
Interest payable	1,411	193
Other	504	682

Total	$7,779	$8,625

Under the Plan, certain obligations under Supplemental Retirement Plans, accrued interest payable and certain other liabilities will be cancelled in exchange for New Common Stock after emergence from chapter 11. See Note 3.

A reconciliation of the changes in warranty and other product costs liability account is as follows:

	2007	2006	2005
	(in thousands)
Balance at January 1	$75	$427	$471
Accruals (adjustments)	190	(291)	31
Settlements made during the period in cash or in kind	(147)	(61)	(75)

Balance at December 31	$118	$75	$427

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustment in the warranty and other product cost liability account during 2006 pertains, in part, to the reversal of reserves established in prior years to modify products, which the customer has indicated it no longer requires, totaling $0.2 million.

Note 11—Debt

	December 31,
	2007	2006
	(in thousands)
Notes Payable
Note payable—other	$15	$15
12% Senior notes	6,700	—
Hillside Notes	47,249	1,689

Total	$53,964	$1,704

Long-Term Debt
Hillside Notes	$—	$27,658
12% Senior notes	—	6,569

Total	$—	$34,227

Note Payable—Other

The note payable—other relates to a promissory note issued to NH Holding Incorporated (“NHI”), the Company’s former parent, and other amounts due to NHI. These amounts are disputed and shall be resolved as described in Note 12.

Senior Notes

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Senior Notes
Accrued interest, beginning of the period	$283	$252
Interest expense	785	723
Cash payments applied to interest	(403)	—
Issuance of Notes in lieu of cash payment of interest	(377)	(692)

Accrued interest, end of period	$288	$283

Cash payments applied to principal	$251	$—

The Senior Notes mature on August 15, 2008 and are secured by liens granted by the Company on its future patent royalty stream. The indenture under which the Senior Notes were issued contains customary affirmative and negative restrictive covenants that limit the payment of dividends, the incurrence of additional indebtedness or liens, certain sales of assets and other actions by the Company and its restricted subsidiaries. Under the terms of the indenture with respect to the Senior Notes, filing for bankruptcy protection may give rise to an event of default. The Plan provides for repayment of the Senior Notes in full, as more fully described in Note 3.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (the “PBGC”), Hillside and certain other parties, entered into a joint settlement agreement (the “Joint Settlement Agreement”) in connection with the 1994 reorganization of the Company’s former parent, NHI, relating to the Company’s pension plan (the “Ampex” pension plan) and the pension plan of the Company’s former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Joint Settlement Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event the Company is unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

Through December 31, 2007, Hillside made pension contributions totaling $49.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $19 million was paid in 2007 and $9.5 million was paid in 2006.

Pursuant to the Hillside-Ampex/Sherborne Agreement dated December 1, 1994 (the “Hillside Agreement”), Ampex is required to issue a Hillside Note in the amount of any pension contributions it makes to the Ampex or media pension plans. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to the Company’s senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates occurring after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 8.10% at December 31, 2007). The Company granted to Hillside a security interest in Data Systems’ inventory and subsequent proceeds from the sale of inventory as collateral for the Hillside Notes. The Hillside Agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities. Filing for bankruptcy protection may give rise to an event of default under the Hillside Notes. Accordingly, all Hillside Notes are classified as current obligations of the Company at December 31, 2007. No adjustment to the notes to give effect to the Plan has been reflected in these financial statements.

On July 13, 2007, the Company received notice from Hillside alleging that the Company had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare the Hillside Notes immediately due and payable (approximately $45 million) as of that time. The Company notified Hillside that the Company does not believe that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes. Any acceleration of the Hillside Notes, unless waived or rescinded, would have resulted in the occurrence of an event of default under the Senior Notes, and would have entitled holders of the Senior Notes totaling $6.7 million at December 31, 2007 to accelerate the maturity of those obligations.

On September 12, 2007, the Company disclosed that it had entered into a standstill agreement with Hillside, whereby Hillside agreed not to accelerate the maturity of the Hillside Notes or commence legal actions against the Company for sixty days while the parties worked to complete documentation of a restructuring of the Hillside Notes, clarify how future pension contributions would be funded and permit the Company to raise additional equity financing to pursue its patent monetization program (as the same was amended and or modified from time to time, the “Standstill Agreement”). From September 12, 2007 through January 14, 2008 (the “Standstill Period”), the Company operated under the Standstill Agreement, and during that time, attempted to restructure

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Hillside Notes. Prior to the expiration of the Standstill Agreement, which was due to expire on its own terms on January 15, 2008, Hillside terminated the Standstill Agreement and demanded immediate payment of approximately $1.3 million of outstanding principal due on the Hillside Notes, and demanded payment of approximately $1.4 million of accrued interest due on the Hillside Notes within ten days. At that time, Hillside further reasserted its allegation that the Company had breached the Hillside Agreement. Hillside stated in its notice to the Company that if the Company failed to make the principal and interest payments then due on the Hillside Notes and cure the alleged breach within the specified periods, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to accelerate repayment of the outstanding Hillside Notes. Based upon its cash position, the Company determined that it was not financially prudent to repay the $2.7 million demanded by and due to Hillside, but the Company continued its efforts to negotiate a restructuring plan for the Hillside debt.

During and after the Standstill Period, the Company and Hillside engaged in negotiations over the terms of a consensual restructuring. Several different proposals were presented and considered by our officers (the “Management) and our board of directors (the “Board”). The Company also analyzed several other possibilities for reorganizing our capital structure. On January 29, 2008, Hillside delivered a revised restructuring proposal (as the same was amended or modified from time to time, the “Hillside Term Sheet”). The Board and Management reviewed the Hillside Term Sheet and determined that it presented the best option for a consensual restructuring of the Hillside Notes and the best opportunity to maximize value for the Company’s noteholders and perhaps the only opportunity to realize value of Ampex’s unlicensed patents. The Plan is based substantially on the Hillside Term Sheet, as amended during the course of the Company’s and Hillside’s negotiations. A summary of the terms of the Plan is described in Note 3.

Maturities of Debt

The following table summarizes the scheduled maturities of the Company’s debt as of December 31, 2007, without considering the debt default and restructuring proposed in the Plan:

Year	(in thousands)
2008	$11,141
2009	1,050
2010	9,850
2011	23,506
2012	8,417

Total	$53,964

Note 12—Other Liabilities

	December 31,
	2007	2006
	(in thousands)
Other postemployment benefits	$116	$170
Environmental	90	90
Other, principally due NHI, the former parent	531	582

Total	$737	$842

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company recorded aggregate claims held by NHI against the Company of approximately $505,500, which amount is net of a $76,200 claim held by the Company against NHI. Of this amount, on or about March 27, 2008, approximately $165,700 of this claim was satisfied by a conversion of such part on the claim into approximately 6,529 shares of the Company’s Class A Common Stock, which stock is intended to be distributed to creditors of NHI pursuant to NHI’s 1994 chapter 11 plan. Of the remaining $339,800 of NHI’s asserted claims against the Company, the Company disputes and, in the context of its chapter 11 case, shall object to allowance of $307,300 of this amount. The remaining $32,500 of this claim, which the Company does not presently dispute, is intended to be satisfied pursuant to the Company’s Plan in 2008. This $32,500 claim will be classified as an Other Unsecured Claim in the Plan. Holders of Other Unsecured Claims are contemplated to receive their pro rata share of New Common Stock in full and final satisfaction of their claims.

Note 13—Commitments and Contingencies

Leases

The Company leases certain manufacturing and office facilities and equipment under operating lease agreements expiring on various dates through October 2012. At December 31, 2007 future annual lease obligations under leases with noncancellable lease terms in excess of one year were as follows:

Year	(in thousands)
2008	$2,585
2009	1,499
2010	33
2011	10
2012	2

Total	$4,129

The future annual operating obligations include operating lease obligations on facilities used in continuing operations and discontinued operations. The amounts above exclude sublease rental income of $0.1 million due in the future under noncancellable subleases. Total rent expense for all operating leases for continuing operations was $2.3 million, $2.4 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease income received on abandoned leases related to discontinued operations totaled $0.1 million, $0.3 million and $0.4 million in 2007, 2006 and 2005, respectively.

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

On November 21, 2006, the District Court granted final judgment in favor of Kodak. The Company appealed this decision to the Court of Appeals for the Federal Circuit, and this court ruled on February 7, 2008, affirming the decision of the District Court without opinion. Since the “121” patent expired on April 11, 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been stayed pending resolution of the appeal. Kodak has until early May 2008 to decide whether to pursue this claim. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which the Company believes could be significant.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, the Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits, assessments or unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Environmental Matters

Ampex’s facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, the Company may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of its former Media subsidiary. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that the Company is generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or has plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal 2008 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has four environmental investigation, remediation and/or monitoring activities outstanding at December 31, 2007. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for relief under chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group that is operating the Company, and is performing mandated clean up activities at the manufacturing facility.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At December 31, 2007, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability within discontinued operations of $2.0 million, of which $0.8 million is classified as a current liability as it is expected to be paid in 2008, for the estimated expenses it projects it will incur with respect to the three Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

Under the Plan, certain environmental remediation obligations will be cancelled in exchange for New Common Stock after the Company emerges from chapter 11.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantees, net of the anticipated sublease income expected to be realized. If no sublease income was realized, the Company’s additional unreserved exposure would be $0.1 million.

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

Note 14—Related Party Transactions

Equity Investment

The Company evaluates new investment and income-generating opportunities, subject to restrictions imposed under its debt agreements, and has incurred business development costs of $0.3 million and $1.0 million in 2006 and 2005, respectively. These costs consisted primarily of consulting fees and office rent paid to a British investment advisory company hired to perform research on potential investment opportunities located in the United Kingdom. Effective April 1, 2006, the Company discontinued such payments.

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

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capital Transaction

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

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 11, 2005, at the Company’s Annual Meeting of Stockholders, stockholders authorized the issuance of an additional 300,000 shares of Common Stock under the 1992 Stock Incentive Plan. The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 314,490 shares were available for grant as of December 31, 2007.

The Company’s 2000 Stock Bonus Plan, as amended (“the Stock Bonus Plan”), provides for the issuance of up to 125,000 shares of Class A Common Stock, par value $0.01 per share, to directors, officers and employees as well as certain consultants and advisors to the Company and to its subsidiaries. Stock awards that are unvested at the time of grant are subject to vesting at such later date as specified in the terms of the particular award.

On February 16, 2007, the Board of Directors elected D. Gordon Strickland as the Company’s Chief Executive Officer, President and a director, and pursuant to an employment agreement granted to Mr. Strickland stock options under the Company’s Stock Incentive Plan to purchase 25,000 shares of Common Stock. The options are exercisable at $19.63 per share, which was the fair market value on the date of grant. The options are exercisable as to 12,500 of the underlying shares on each of February 16, 2008 and February 16, 2009 and will expire as to all such shares on February 16, 2010. No stock options were granted in 2006.

At December 31, 2007, there were 33,135 options outstanding under the Stock Incentive Plan, including 8,135 vested options. The exercise prices range from $19.63 to $21.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is three years or ten years. In 2007, no stock options vested during the period. In 2006, 15,500 stock options vested during the period.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2004	38,588	224,026	$1.15-21.25	$558,808	$2.49
Authorized	300,000	—	—	—	—
Granted	(28,000)	28,000	38.25	1,071,000	38.25
Canceled	704	(704)	8.00	(5,632)	8.00
Exercised	—	(97,256)	1.15- 21.25	(210,182)	2.16

Balances, December 31, 2005	311,292	154,066	1.15- 38.25	1,413,994	9.18
Exercised	—	(47,700)	1.15- 2.40	(85,380)	1.79

Balances, December 31, 2006	311,292	106,366	$1.15-38.25	$1,328,614	$12.49
Granted	(25,000)	25,000	19.63	490,750	19.63
Canceled	28,198	(28,198)	21.25-38.25	(1,075,208)	38.13
Exercised	—	(70,033)	1.15	(80,538)	1.15

Balances, December 31, 2007	314,490	33,135	$19.63-21.25	$663,618	$20.03

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007 and 2005, the weighted average fair value of options granted was $9.16 and $26.14 per share, respectively. There were no options granted in 2006.

The options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.63	25,000	2.13	$19.63	—	$—
$21.25	8,135	0.85	21.25	8,135	21.25

	33,135	1.85	$20.03	8,135	$21.25

The fair values of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2007	2006	2005
Expected life (years)	2.0	—	1.9
Risk-free interest rate	4.83%	—	3.60%
Expected volatility	83%	—	146%
Expected dividend yield	—	—	—

There was no aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.23 as of December 28, 2007, which was the last business day of the Company’s 2007 fiscal year, and the exercise price, multiplied by the number of options outstanding. The total intrinsic value of options exercised was $1.2 million, $0.8 million and $3.1 million for 2007, 2006 and 2005, respectively.

In 2007, the Company issued 35,000 shares of unvested restricted Common Stock under the Stock Bonus Plan, which had a total grant date fair value of $521 thousand. The Company issued 1,000 shares of unvested restricted Common Stock to each of its five outside directors, 16,000 shares to executive officers and the remaining 14,000 shares to certain employees. The shares for the outside directors vest on the date of the 2008 Annual Meeting of Stockholders and the other shares issued vest as to half on January 18, 2009 and half on January 18, 2010 under condition of continuing employment. 1,000 director shares and 1,000 employee shares have been cancelled and the remaining 33,000 shares issued remain unvested as of December 31, 2007. The Company issued 1,000 shares of unvested restricted Common Shares under the Stock Bonus Plan to each of its three outside directors in June 2006, which had a total grant date fair value of $34 thousand. The shares vested in May 2007 on the date of the 2007 Annual Meeting of Stockholders. In 2007 and 2006, total compensation cost recognized related to unvested restricted stock was $191 thousand and $19 thousand, respectively. There was no restricted stock issued prior to 2006.

Under the Plan, it is contemplated that all existing Common Stock, stock options and restricted shares will be cancelled. Holders of existing Common Stock who do not object to the Plan will receive CPRs. See Note 3.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	December 31,
	2007	2006
	(in thousands)
Current Obligations
Foreign subsidiary plan	$186	$169
Supplemental retirement plan	741	719

Total current pension and other retirement plans	$927	$888

	December 31,
	2007	2006
	(in thousands)
Long-term Obligations
Ampex pension plan	$44,179	$54,164
Media pension plan	13,483	14,737
Foreign subsidiary plan	2,663	2,771
Supplemental retirement plan	6,173	6,363

Total long-term pension and other retirement plans	$66,498	$78,035

Pension contributions for the Ampex and Media pension plans due in 2008, which are estimated to total $15.7 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations.

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

The Ampex Plan and Media Plan are underfunded. At December 31, 2007, the Company has recognized a long-term liability for the excess of the projected plan benefits obligation over plan assets and an amount included in “accumulated other comprehensive loss” in stockholders’ deficit for cumulative unrecognized gains and losses under the plans. The unfunded projected benefit obligation for all plans totaled $60.5 million at December 31, 2007 and the aggregate fair value of the plan assets for all plans totaled $188.9 million at December 31, 2007.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarially determined pension expense for the Ampex and Media pension plan in 2007, 2006 and 2005 consisted of the following:

	December 31,
	2007	2005	2006
	(in thousands)
Ampex Pension Plan
Interest on projected benefit obligation	$10,953	$10,895	$11,024
Expected return on assets	(11,137)	(11,030)	(11,255)
Recognized actuarial loss	3,143	3,323	2,641

Net periodic pension cost	$2,959	$3,188	$2,410

The net periodic pension costs for the Ampex pension plan are included in the “Selling and administrative” expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

	December 31,
	2007	2006	2005
	(in thousands)
Media Pension Plan
Interest on projected benefit obligation	$3,660	$3,608	$3,598
Expected return on assets	(3,902)	(3,457)	(3,330)
Recognized actuarial loss	531	590	506

Net periodic pension cost	289	741	774
Other (payments) reimbursements from Quantegy	(22)	40	—

Net periodic pension cost (net of other from Quantegy)	$267	$781	$774

The following provides a reconciliation of benefit obligations, plan assets and funded status of the domestic plans:

	December 31,
	2007	2006
	(in thousands)
Ampex Pension Plan
Change in benefit obligation:
Benefit obligation at the beginning of the year	$190,154	$199,769
Interest cost	10,953	10,895
Actuarial loss	(1,719)	(5,751)
Benefits paid	(14,831)	(14,759)

Benefit obligation at the end of the year	$184,557	$190,154

Change in plan assets:
Fair value of plan assets at the beginning of the year	$135,990	$138,503
Actual return on plan assets	3,386	10,605
Company contributions	15,832	1,641
Benefits paid	(14,830)	(14,759)

Fair value of plan assets at the end of the year	$140,378	$135,990

Accrued benefit liability	(44,179)	(54,164)

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(in thousands)
Media Pension Plan
Change in benefit obligation:
Benefit obligation at the beginning of the year	$62,880	$66,225
Interest cost	3,660	3,608
Actuarial loss	(563)	(3,014)
Benefits paid	(3,980)	(3,939)

Benefit obligation at the end of the year	$61,997	$62,880

Change in plan assets:
Fair value of plan assets at the beginning of the year	$48,143	$40,810
Actual return on plan assets	1,229	3,445
Company contributions	3,123	7,827
Benefits paid	(3,980)	(3,939)

Fair value of plan assets at the end of the year	$48,515	$48,143

Accrued benefit liability	(13,482)	(14,737)

Actuarial assumptions used to determine benefit obligations during the year follows:

	December 31,
	2007	2006
Assumed discount rate	6.10%	6.00%
Rate of compensation increase	N/A	N/A

At December 31, 2007, the Company changed the assumed discount rate from 6.00% to 6.10% to reflect changes in interest rates. As a result, the accrued benefit obligation (“ABO”) decreased by $1.6 million under the Ampex plan and $0.7 million under the Media plan. The discount rate represents a weighted average interest rate inherent in a theoretical portfolio of currently available, high quality, fixed income investments that are scheduled to mature over future periods corresponding to when benefits to plan participants are projected to be paid and is computed by our actuaries. Effective December 31, 2005, the Company updated its mortality assumption to the RP 2000 mortality table from the 1983 group annuity mortality table. The mortality assumption reflects the most recent actuarial computations of male and female life expectancies. Actuarial losses are amortized into periodic pension cost over the life expectancy of the retirees of each plan and are expected to be reduced by $0.3 million to the annual pension cost under the Ampex plan and $0.1 million to the annual pension cost under the Media plan in future periods.

Actuarial assumptions used to determine the net periodic pension cost during the year follows:

	December 31,
	2007	2006
Assumed discount rate	6.00%	5.65%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	8.0%	8.0%

An estimated decrease of 25 basis points in the long-term rate of return and an estimated decrease of 25 basis points in the discount rate would increase net pension expense by approximately $0.4 million for the Ampex plan and $0.1 million for the Media plan.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average percentage of fair value for each major category of total plan assets at fair value as of the measurement dates at December 31, 2007 and December 31, 2006 is as follows:

	December 31,
	2007	2006
Equity securities	60%	60%
Debt securities	27%	26%
Cash and short-term investments	13%	14%

The market value of the Company’s equity securities held by the trust was $0.3 million and $3.6 million at December 31, 2007 and December 31, 2006, respectively.

The Company has assumed a long-term rate of return on the Trust’s assets of 8% per annum for 2007 and 2006, which is slightly more than the historical average rate of return realized over the past 15 years. Realized returns in 2007 and 2005 were less than the target rate while in 2006 realized returns exceeded the target rate. However, the Company believes that a target rate of return of 8% is achievable when forecasting performance of a diversified portfolio of equity and debt securities over a long-term investment horizon. Future results may differ from this assumption and if significant differences affect historical returns over several years, the Company would adjust the rate of return assumption to reflect such changes.

Under the terms of the Plan, the Company’s equity securities held by the trust will be cancelled and the trust may be entitled to receive CPRs to be issued to non-objecting holders of existing Common Stock. See Note 3.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the total expected future benefit payments by the Company and Media to plan participants and have been estimated based on the same assumptions used to measure the benefit obligation at the end of the year:

	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2008	$15,022	$3,990
2009	15,019	3,998
2010	15,119	3,961
2011	15,068	3,947
2012	15,130	3,998
2013-2017	74,132	20,601

The following schedule lists the annual estimated contributions as computed by the plans’ actuary for the Ampex pension plan and Media pension plan through 2013. The following amounts are less than the unfunded accumulated benefit obligation recognized by the Company as liabilities on its Consolidated Balance Sheets due to differing actuarial assumptions prescribed by ERISA in each instance. The Company has requested Hillside to fund contributions due in 2008 pursuant to the terms of the Joint Settlement Agreement and may do likewise in future years based on the Company’s liquidity. See Note 11.

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
2008	$11,883	$3,808
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314
2013	1,695	509

Total	$40,403	$12,562

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

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. The components of the foreign pension expense were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Interest cost	$132	$116	$135
Recognized actuarial loss	11	15	—

Net periodic pension cost	$143	$131	$135

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of benefit obligations of the foreign plan:

	December 31,
	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,940	$2,783
Interest cost	132	116
Actuarial gain	(340)	(123)
Currency (gain)/loss	295	320
Benefits paid	(179)	(156)

Benefit obligation at the end of the year	$2,848	$2,940

Actuarial assumptions used to determine the net periodic benefit cost and benefit obligations follows:

	December 31,
	2007	2006
Assumed discount rate	5.55%	4.45%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return	N/A	N/A

The expected future benefit payments of the foreign plan are as follows:

Year	(in thousands)
2008	$186
2009	191
2010	198
2011	204
2012	207
2013 - 2017	1,089

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

In accordance with SFAS No. 158, the Company has recorded a cumulative minimum pension liability for the underfunded plans of $104.7 million representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities at December 31, 2007. Stockholders’ deficit was charged $4.2 million in 2007 and $21.8 million in 2005 and credited $12.3 million in 2006.

The Company offered supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the same discount rate and mortality assumption used in the defined benefit plans. Amounts included in “Other accrued liabilities” and “Other liabilities” were $0.7 million and $6.2 million at December 31, 2007 and $0.7 million and $6.4 million at December 31, 2006, respectively. Under the Plan, the Company will satisfy its obligations under the supplemental retirement plans with the issuance of New Common Stock.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected future benefit payments of the Supplemental Retirement Plans before consideration of the Plan are as follows:

Year	(in thousands)
2008	$741
2009	783
2010	805
2011	816
2012	831
2013 - 2015	2,939

The Company also maintains a 401(k) savings plan available to domestic employees. The Company matches certain portions of employee contributions after one year of service. Contributions and expenses in connection with this plan amounted to $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

Note 17—Restructuring Charges (Credits)

A reconciliation of the changes in the restructuring liability accounts is as follows:

	2007	2006
	(in thousands)
Balance at January 1	$1,030	$1,640
Payments made during the period	(594)	(610)

Balance at December 31	$436	$1,030

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations in order to lower continuing operating expenses, and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During 2007, 2006 and 2005, the Company paid and charged the restructuring accrual $0.6 million, $0.6 million and $0.6 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $5.5 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $0.4 million at December 31, 2007. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Income Taxes

Income (loss) from continuing operations before income taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Domestic	$1,061	$(3,690)	$6,957
Foreign	(20)	(13)	(396)

	$1,041	$(3,703)	$6,561

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal current provision	$—	$—	$627
Benefit of utilization of NOL	—	—	(627)
Federal alternative minimum tax	—	—	36
State	7	30	145
Foreign	35	—	—
Foreign withholding taxes on royalty income	5	20	568

	47	50	749

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$47	$50	$749

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the federal current provision and benefit of utilization of net operating loss (“NOL”) carryforwards have been computed before windfall tax deductions from employee stock option exercises. Accordingly, an offset to the federal alternative minimum tax provision has been recognized in “Other additional capital.” The Company’s effective tax rate is lower than the statutory rate due to the utilization of NOLs and permanent differences. The difference between taxes computed by applying the statutory federal corporate income tax rate (effective for 2007, 2006, and 2005) to income (loss) before income taxes and the actual provision for income taxes was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Federal income tax provision at statutory rate	$365	$(1,296)	$2,296
Federal alternative minimum tax	—	—	36
State income tax	7	30	145
Change in valuation allowance	(516)	1,156	(1,761)
Utilize US consolidated losses	—	—	(627)
Foreign income tax	35	—	—
Foreign withholding taxes	5	20	568
Other, net	151	140	92

	$47	$50	$749

The following table shows the major components of the deferred income tax assets (liabilities) as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(in thousands)
Pension plans	$18,306	$20,802
Inventory basis differences	2,285	2,251
Restructuring reserves and other liabilities not yet deductible for tax purposes	3,994	4,439
Loss carryforwards (principally NOLs)	79,642	75,109
Property, plant and equipment
Basis differences	546	535
Credit from prior year’s minimum tax	2,046	2,046
Other	2,087	1,927
Less valuation allowance	(108,906)	(107,109)

Net deferred tax assets	$—	$—

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was immaterial. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. During the year ended December 31, 2007, there were no changes to the amount of unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company classifies any interest and penalties as income tax expense in its statements of operations. The Company has not recognized any amount of interest or penalties in its statement of operations during 2007 or in its balance sheet as of December 31, 2007.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to taxation in the US and various state (principally California) and foreign (principally Japan) jurisdictions. The tax years 1994-2007 remain open to examination by the federal and state tax authorities due to certain net operation loss and overall credit carryforward positions.

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company must assess the likelihood that it will be able to recover the net deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets and NOLs that the Company estimates will more likely than not ultimately not be recoverable. Since the Company has reported losses in recent years, it cannot determine that it is probable that it will recover the deferred tax assets. Accordingly, the Company has established a valuation allowance equal to such deferred tax assets. There was an increase in the valuation allowance of $1.8 million during 2007 that corresponded to the increase in deferred tax assets.

The provision for income taxes in the years ended December 31, 2007, 2006 and 2005 included foreign and state income taxes and withholding taxes on royalty revenue. In 2005, we were able to lower our tax provision by utilizing NOL carryforwards. At December 31, 2007, we had federal NOLs for income tax purposes of approximately $200 million, expiring in the years 2009 through 2027. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2007, which may be utilized to offset capital gains, if any, generated in future periods. Cancellation of indebtedness arising from the chapter 11 reorganization will reduce the amount of NOL carryforwards by approximately $50 million. The remaining NOL carryforwards may be subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of NOL and credit carry forwards of a loss corporation are limited if there is greater than a 50% cumulative shift in the ownership of its stock. However section 382(l)(5) and section 382 (l)(6) of the Internal Revenue Code provide exceptions to the above described limitation if the shift in ownership is as a result of bankruptcy filing under chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of the section 382 (l)(5) exception will lose its entire pre-bankruptcy NOLs if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. If the New Common Stock experiences such a shift, we will not be able to utilize our NOLs in future years, thereby negatively affecting the value ascribed to the business upon emergence, our cash balances and liquidity. Under section 382 (l)(6) NOL carryforwards are limited to an annual amount based on the new equity value of the company multiplied by the long-term Federal discount rate.

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

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes, excluding corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no intersegment sales or transfers.

	Year Ended December 31, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$29,031	$12,445	$—	$41,476
Interest income	340	—	41	381
Interest expense	—	—	4,315	4,315
Depreciation and amortization	164	—	314	478
Segment income (loss)	5,515	9,061	(13,535)	1,041
Segment assets	27,740	—	(1,273)	26,467
Expenditures for segment assets	191	—	6	197

	Year Ended December 31, 2006
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$25,118	$10,803	$—	$35,921
Interest income	303	—	25	328
Interest expense	1	—	2,952	2,953
Depreciation and amortization	166	—	266	432
Segment income (loss)	3,697	166	(7,566)	(3,703)
Segment assets	24,398	—	2,519	26,917
Expenditures for segment assets	67	—	74	141

	Year Ended December 31, 2005
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$24,240	$28,914	$—	$53,154
Interest income	214	—	50	264
Interest expense	—	—	2,481	2,481
Depreciation and amortization	217	—	453	670
Segment income (loss)	2,502	17,310	(13,251)	6,561
Segment assets	21,647	—	5,055	26,702
Expenditures for segment assets	103	—	11	114

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Segment income (loss) reported above	$1,041	$(3,703)	$6,561
Provision for income taxes	(47)	(50)	(749)
Income (loss) from discontinued operations	(90)	(195)	915

Net income (loss)	$904	$(3,948)	$6,727

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Foreign Operations

The following table shows certain financial information relating to the Company’s operations in various geographical areas:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenue:
United States	$38,908	$34,750	$51,500
Europe, Africa and the Middle East (principally United Kingdom)	1,166	1,107	1,215
Other foreign (principally Japan)	3,717	3,551	3,882
Eliminations and corporate expenses	(2,315)	(3,487)	(3,443)

Total	$41,476	$35,921	$53,154

U.S. revenues include all licensing revenue and export sales. Revenues in locales other than the U.S. are generally attributed to countries based on the location of the customer.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Income (loss) from continuing operations before income taxes:
United States	$954	$(3,483)	$6,885
Europe, Africa and the Middle East (principally United Kingdom)	(113)	(66)	(100)
Other foreign (principally Japan)	200	(154)	(224)

Total	$1,041	$(3,703)	$6,561

Income (loss) from discontinued operations: United States	$(90)	$(195)	$915

	Year Ended December 31,
	2007	2006
	(in thousands)
Identifiable assets:
United States	$16,389	$12,878
Europe, Africa and the Middle East (principally United Kingdom)	310	302
Other foreign (principally Japan)	955	1,785
Eliminations and corporate assets	8,813	11,952

Total	$26,467	$26,917

Transfers between geographic areas are at cost plus a reasonable profit. Identifiable assets are classified by the location of the Company’s facilities and includes accounts receivable, inventories, other assets and property, plant and equipment. Export sales other than to Japan and United Kingdom totaled less than 10% of the Recorders segment revenue. Corporate assets consisted principally of cash, investments, interest receivable and deferred financing fees at December 31, 2007 and 2006.

Note 21—Major Customers

In 2007, the Company recognized revenue from Boeing Corporation and Sony Corporation representing 27.4% and 16.7% of total revenue, respectively. In 2006, the Company recognized revenue from Boeing

AMPEX CORPORATION

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation, Sony Corporation and Lockheed Martin Corporation representing 14.9%, 10.2% and 10.0% of total revenue, respectively. In 2005, the Company recognized revenue from Matsushita Electric Industrial Ltd. representing 11.9% of total revenue.

Note 22 – Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006.

	(in thousands, except share and per share data)
Fiscal 2007
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$12,397	$8,205	$9,387	$11,487
Operating income (loss)	3,355	219	578	974
Income (loss) from continuing operations	2,473	(759)	(450)	(270)
Income (loss) applicable to common stockholders	2,473	(759)	(540)	(270)
Basic income (loss) per share from continuing operations	$0.64	$(0.20)	$(0.12)	$(0.07)
Basic income (loss) per share applicable to common stockholders	$0.64	$(0.20)	$(0.14)	$(0.07)
Diluted income (loss) per share from continuing operations	$0.64	$(0.20)	$(0.12)	$(0.07)
Diluted income (loss) per share applicable to common stockholders	$0.64	$(0.20)	$(0.14)	$(0.07)

	(in thousands, except share and per share data)
Fiscal 2006
Quarters ended	March 31	June 30	Sept. 30	Dec. 31
Total revenue	$8,109	$7,832	$8,626	$11,354
Operating income (loss)	(1,897)	(2,157)	23	374
Income (loss) from continuing operations	(1,860)	(2,969)	1,839	(763)
Income (loss) applicable to common stockholders	(1,860)	(3,164)	1,839	(763)
Basic income (loss) per share from continuing operations	$(0.49)	$(0.78)	$0.48	$(0.20)
Basic income (loss) per share applicable to common stockholders	$(0.49)	$(0.83)	$0.48	$(0.20)
Diluted income (loss) per share from continuing operations	$(0.49)	$(0.78)	$0.47	$(0.20)
Diluted income (loss) per share applicable to common stockholders	$(0.49)	$(0.83)	$0.47	$(0.20)

Due to rounding, the sum of quarterly income (loss) per share amounts may not agree to year-to-date earnings per share amounts.

AMPEX CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts	S-2

S-1

AMPEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions to cost and expenses	Charges to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts:	$74	$7	$—	$(3)	$78
December 31, 2005	$78	$53	$—	$(6)	$125
December 31, 2006	$125	$115	$—	$(7)	$233
December 31, 2007

(1)	Includes transfers and reclassifications to other accounts.
(2)	Includes write-offs and disposition of accounts receivable.

S-2

AMPEX CORPORATION

2007 FORM 10-K

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