Form 10-Q
period 2008-03-31
AMPEX CORP /DE/
filed 2008-05-15
CIK 887433

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, the aggregate number of outstanding shares of our Class A Common Stock, $0.01 par value, was 3,930,035. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended March 31, 2008

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,290	$8,585
Accounts receivable (net of allowances of $60 in 2008 and $233 in 2007)	3,107	8,099
Inventories	6,408	6,102
Royalties receivable	—	74
Cash collateral on letter of credit	1,560	1,560
Other current assets	682	1,158

Total current assets	22,047	25,578
Property, plant and equipment	543	634
Other assets	251	255

Total assets	$22,841	$26,467

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Liabilities subject to compromise	$61,653	$—
Notes payable	—	53,964
Accounts payable	273	1,018
Net liabilities of discontinued operations	77	975
Accrued restructuring costs	291	436
Pension and other retirement plans	185	927
Other accrued liabilities	4,663	7,779

Total current liabilities	67,142	65,099
Liabilities subject to compromise	7,586	—
Pension and other retirement plans	57,332	66,498
Other liabilities	235	737
Net liabilities of discontinued operations	—	1,268

Total liabilities	132,295	133,602

Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares
Issued and outstanding – none	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares
Issued and outstanding – none	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares
Issued and outstanding – none	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares
Issued and outstanding – none	—	—
Common stock, $0.01 par value:
Class A:
Authorized: 175,000,000 shares in 2008 and in 2007
Issued and outstanding – 3,930,035 shares in 2008; 3,923,506 in 2007	39	39
Class C:
Authorized: 50,000,000 shares
Issued and outstanding – none	—	—
Other additional capital	455,987	455,716
Accumulated deficit	(462,659)	(458,847)
Accumulated other comprehensive loss	(102,821)	(104,043)

Total stockholders’ deficit	(109,454)	(107,135)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$22,841	$26,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Licensing revenue	$2,499	$4,693
Product revenue	3,010	5,882
Service revenue	1,499	1,822

Total revenue	7,008	12,397

Intellectual property costs	1,013	791
Cost of product revenue	1,880	2,910
Cost of service revenue	519	516
Research, development and engineering	1,288	1,140
Selling and administrative	3,546	3,685
Reorganization costs	1,184	—

Total costs and operating expenses	9,430	9,042

Operating income (loss)	(2,422)	3,355
Media pension costs	153	46
Interest expense	1,102	926
Amortization of debt financing costs	1	1
Interest income	(55)	(105)
Other (income) expense, net	29	8

Income (loss) before income taxes	(3,652)	2,479
Provision for income taxes	160	6

Net income (loss)	(3,812)	2,473
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	1,040	782
Foreign currency translation adjustments	182	27

Comprehensive income (loss)	$(2,590)	$3,282

Basic income (loss) per share	$(0.98)	$0.64

Weighted average number of basic common shares outstanding	3,890,721	3,836,154

Diluted income (loss) per share	$(0.98)	$0.64

Weighted average number of diluted common shares outstanding	3,890,721	3,850,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,812)	$2,473
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	125	118
Accretion of interest expense	198	194
Stock based compensation expense	105	72
Net loss on disposal of assets	3	—
Ampex and foreign periodic pension cost	887	714
Media periodic pension cost	153	46
Changes in operating assets and liabilities:
Accounts receivable	5,068	(427)
Inventories	(309)	543
Royalties receivable	74	25
Other assets	491	(332)
Accounts payable	(216)	(1,625)
Other accrued liabilities and income taxes payable	(856)	(1,971)
Ampex and Media pension contributions	(3,170)	(2,151)
Accrued restructuring costs	(145)	(149)
Other liabilities	(167)	(156)

Net cash used in continuing operations	(1,571)	(2,626)
Net cash used in discontinued operations	(133)	(190)

Net cash used in operating activities	(1,704)	(2,816)

Cash flows from investing activities:
Deferred gain on sale of assets	(13)	(13)
Additions to property, plant and equipment	(24)	(5)

Net cash used in investing activities	(37)	(18)

Cash flows from financing activities:
Borrowings under debt agreements	3,170	2,151
Repayments under debt agreements	—	(4)
Issuance of common stock to NHI	166	—
Proceeds from issuance of common stock	—	62

Net cash provided by financing activities	3,336	2,209

Effects of exchange rates on cash	110	6

Net increase (decrease) in cash and cash equivalents	1,705	(619)
Cash and cash equivalents, beginning of period	8,585	11,719

Cash and cash equivalents, end of period	$10,290	$11,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ampex Corporation

Ampex Corporation (“Ampex” or the “Company”) is a leading innovator and licensor of visual information technology. During its 63-year history, the Company has developed substantial proprietary technology relating to the electronic storage, processing and retrieval of data, particularly images. The Company currently holds patents and patent applications covering digital image-processing, data compression and recording technologies. The Company leverages its investment in technology through its corporate licensing division, which licenses its patents to manufacturers of consumer electronics products. Through its wholly-owned subsidiary, Ampex Data Systems Corporation (“Data Systems”), the Company develops and incorporates technology in the design and manufacture of very high performance data storage products, principally used in defense applications to gather digital images and other data from aircraft, satellites and submarines. These products are also used in flight and sensor test applications.

As discussed below in Note 3, on March 30, 2008, Ampex and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with viable and profitable operations and with adequate liquidity. The Company believes the chapter 11 reorganization will achieve these objectives. On or about March 30, 2008, the Company filed a pre-negotiated plan of reorganization (as may be amended, the “Plan”) and related disclosure statement (as may be amended, the “Disclosure Statement”), which are subject to approval by the Bankruptcy Court. On May 9, 2008, the Company filed amended versions of the Plan and the Disclosure Statement, and a hearing to obtain Bankruptcy Court approval of the Disclosure Statement has been scheduled for June 11, 2008. The Bankruptcy Court requires that the Company solicit votes from certain creditors to accept or reject the Plan only after the Disclosure Statement has been approved. Prior to filing petitions for relief under chapter 11, the Company negotiated the terms of the Plan with and obtained the support of creditors holding a majority of its secured debt and its largest unsecured creditor. This support is evidenced by the Plan Support Agreement (as may be amended or modified, the “PSA”), which the parties filed contemporaneously with the commencement of the Debtors’ chapter 11 cases (the “Chapter 11 Cases”). The parties to the PSA have agreed to support the Plan and not to support any other plan in exchange for the Debtors’ agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan in accordance with the terms of the PSA. The PSA may be terminated in the event that the Plan and Disclosure Statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its confirmation, and in certain other situations. There can be no assurance that the Plan and Disclosure Statement will be approved or that the Company will be able to satisfy all of the other conditions of the PSA. The Company believes that it will emerge from chapter 11 before the end of the year with a viable capital structure and with sufficient liquidity for it to continue operating as a going concern, but cannot give assurances that it will do so, due to uncertainties inherent in the bankruptcy process. If the Plan is not approved, the Company may be unable to pay its debts as presently scheduled, which would require it to seek protection in chapter 11 without the support of its creditors and could force the Debtors to liquidate under chapter 7 of the Bankruptcy Code due to their limited unencumbered available resources. Accordingly, the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue to operate as a going concern.

The consolidated financial statements as of March 31, 2008 and December 31, 2007, reflect all of the Company’s debt under its credit agreements as current liabilities since under their respective indentures, filing a bankruptcy petition may give rise to an event of default.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Interim information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior period financial statements to conform to the current period’s presentation. The statements should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2007, and the Audited Consolidated Financial Statements included therein.

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three month periods ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year. With effect from the March 30, 2008 bankruptcy filing date, the accompanying consolidated financial statements were prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise were segregated in the condensed consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Reorganization costs, which included legal expenses incurred in connection with negotiations to restructure the Senior Notes and the Hillside Notes (defined below in Note 3) as well as expenses incurred in connection with the Chapter 11 Cases, have been reported separately as Reorganization Costs in the Company’s consolidated statements. The chapter 11 filing was made in close proximity with the March 31, 2008 quarter end date; accordingly, the presentation of the “Consolidated Statements of Operations and Comprehensive Income (Loss)” and “Consolidated Statements of Cash Flow” for the three months ended March 31, 2008 were largely unaffected by the chapter 11 filing.

The financial statements presented in this Form 10-Q do not include any adjustments to the carrying values of assets or liabilities or to the classification of debt that might result from any debt restructuring or plan of reorganization that might ultimately be approved by the Bankruptcy Court as more fully described in Note 3 nor the adoption of fresh start accounting upon emergence from the Chapter 11 Cases.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at March 31, 2008 and December 31, 2007 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension and Other Post-Retirement Benefits/Obligations

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under SFAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans). The Company’s net pension obligation (liability) reflected in the Consolidated Balance Sheets under SFAS No. 87 was equal to the unfunded projected benefit obligation determined under SFAS No. 158; accordingly, the implementation of SFAS No. 158 had no impact on the Company’s Consolidated Balance Sheets or Statements of Operations and Comprehensive Income (Loss). The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to Ampex’s and Media’s employees and retirees is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 158, the underfunded status of the defined benefit plans is recorded as a net liability with a corresponding adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. Amounts recognized in AOCI represent unrecognized gains and losses that are expected to be amortized to pension cost over future periods.

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

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $1.3 million and $1.1 million in the three months ended March 31, 2008 and 2007, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $1 thousand and $41 thousand in the three months ended March 31, 2008 and 2007, respectively.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense of $105 thousand and $72 thousand, included in selling and administrative expenses, during the three months ended March 31, 2008 and 2007, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has not recognized excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows due to its net operating loss position.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2008. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of March 31, 2008, $329 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next eight quarters.

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

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at March 31, 2008 and December 31, 2007 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 13.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009 and was adopted by the Company in the quarter ended March 31, 2008. The adoption of SFAS 157 did not have a material effect on its consolidated results of operations and financial conditions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal 2008. The Company has not elected to expand the use of fair value accounting to any of its eligible items. Accordingly, the adoption of SFAS 159 did not have a material effect on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to adopt SFAS 141R in the first quarter of 2009.

Note 3 – Plan of Reorganization

As discussed above in Note 1, on March 30, 2008, the Company filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company is operating its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On April 16, 2008, the United States Trustee for the Southern District of New York appointed a committee to represent the interests of unsecured creditors in the Chapter 11 Cases. On March 31, 2008, April 1, 2008, and April 22, 2008, the Bankruptcy Court entered certain orders that permit the Company to pay certain prepetition employee salary and benefit obligations, as well as certain vendor obligations. On March 31, 2008, the Bankruptcy Court also entered an order authorizing the Debtors to continue to honor its customer warranties and other programs in the ordinary course of business. On April 4, 2008, the Bankruptcy Court approved a stipulation (the “Interim Stipulation”) among the Debtors and certain of its secured lenders (the “Consenting Holders”) authorizing the interim use of cash claimed as collateral (“Cash Collateral”) by such lenders, subject to certain terms and conditions. The Debtors’ authorization to use Cash Collateral under the Interim Stipulation may be terminated if the Debtors institute a proceeding seeking to challenge the validity of the secured lenders’ liens and claims, the Bankruptcy Court grants a third party relief from the automatic stay to enforce a lien on the secured lenders’ prepetition collateral, and in certain other situations. A hearing to consider approval of a stipulation among the Debtors and the Consenting Holders authorizing the final use of Cash Collateral, subject to certain terms and conditions, is currently scheduled to be held on June 11, 2008.

On or about March 30, 2008, the Debtors filed a pre-negotiated Plan and the Disclosure Statement, which are subject to approval by the Bankruptcy Court. On May 9, 2008, the Debtors filed amended versions of the Plan and the Disclosure Statement.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The overall purpose of the Plan is to provide for the restructuring of the Company’s liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Ampex Corporation after it emerges from chapter 11 (“Reorganized Ampex”) by de-levering the Company, providing additional liquidity and arranging a long-term financing solution to future pension contributions that does not over-leverage the Company in future years. At March 31, 2008, the Company had outstanding debt totaling $59.6 million, which consisted of $6.9 million of 12% Senior Notes due August 15, 2008 (“Senior Notes”), and $52.7 million of principal and interest outstanding on certain secured notes (the “Hillside Notes”) issued to Hillside Capital Incorporated (“Hillside”), a former affiliate of the Company. Under the terms of the Hillside Notes, $3.6 million is due currently and another $5.5 million of principal and interest is due at various times in 2008. Substantial debt service under the Hillside Notes is due in 2009 and beyond. As more fully explained in Note 13, the Hillside Notes were issued pursuant to the terms of a funding agreement by and between Hillside, the Company, and certain other parties, in connection with a settlement between the Company, Hillside and the PBGC whereby Hillside is jointly and severally obligated along with Ampex to make pension contributions under the Ampex and Media pension plans in the event that the Company is unable to make such payments. Pension contributions under these plans from 2008 through 2013 are estimated to total $52 million.

Under the terms of the Plan, the Debtors and Hillside are agreeing to enter into a credit agreement (the “Credit Agreement”) which generally consists of three components: (1) obligations to satisfy existing secured debts; (2) new borrowings; and (3) any future obligations incurred in connection with Hillside’s payment of required contributions or termination liability under the pension plans. Pursuant to the terms of the Plan and the PSA, Hillside will agree to accept the Debtors’ obligation to repay $10.5 million under the Credit Agreement in full and final satisfaction of its $11 million secured claim against the Debtors on account of the Hillside Notes. The remaining $0.5 million of Hillside’s secured claim is contemplated to be gifted to the holders of existing Common Stock who do not object to the Plan. This gift will be distributed in the form of certain rights which are described below. In addition, under a separate tranche of the Credit Agreement, Hillside will lend the Company $5 million to be used for general working capital purposes and to repay approximately $3.5 million of the Senior Notes. Furthermore, if Hillside is required to fund future required contributions to the pension plans, Hillside will be deemed to have granted another new senior loan in the amount of such contribution. All three elements of this Credit Agreement (i.e., the $10.5 million of debt in exchange for Hillside’s secured claim, the $5 million in new borrowings, and any amounts borrowed on account of the future required contributions or termination liability under the pension plans satisfied by Hillside) shall be equal to an aggregate amount not to exceed $25 million outstanding under the Credit Agreement. Thereafter, the Debtors will issue to Hillside new preferred stock of Reorganized Ampex (the “New Preferred Stock”) in the amount of each required contribution made by Hillside to the pension plans. At the time of Plan confirmation, Hillside will have already made the April and July contributions. The loans under the Credit Agreement will bear interest at 10% per annum. The balance of amounts outstanding under the Credit Agreement will be repayable, under various terms of the Credit Agreement, in annual installments ranging from $2.9 million to $5.0 million beginning in March 2010. The holders of the Senior Notes will receive amended senior notes in the amount of the outstanding portion of their claims held on account of the Senior Notes on the effective date of the Plan.

Under the Plan, as amended on May 9, 2008, it is contemplated that all unsecured creditors, who include, but are not limited to, the Company’s trade creditors,, Hillside with respect to its unsecured claims, certain participants in the Company’s Supplemental Retirement Plans and holders of claims arising from environmental remediation obligations, will have the option to receive either a pro rata share of the new common stock of Reorganized Ampex (“New Common Stock”) or the lesser of $5,000 or cash equal to the percentage recovery that such creditor would have received had there been no cash election (“the Lump Sum Cash Payment”), in full satisfaction of their claims. Shares of New Common Stock are not expected to be registered or traded on any public exchange.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Plan, all of the Debtors’ existing Common Stock, stock options and restricted stock awards will be cancelled upon emergence from chapter 11. Upon the Debtors’ emergence from chapter 11 the New Common Stock will not be publicly traded. As a result of the Chapter 11 Cases, the existing Common Stock was delisted from Nasdaq on May 8, 2008. Holders of existing Common Stock, stock options or restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan, holders of existing Common Stock (including restricted stock) that do not object to the Plan will be eligible to receive certain rights that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the Reorganized Debtors, the holders of these rights will be entitled to receive their pro rata share of 50% of all subsequent net proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering those rights (the “Contingent Payment Rights” or “CPRs”). There can be no assurance that the Reorganized Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of these rights. The Debtors do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

Liabilities Subject to Compromise

Liabilities subject to compromise represent the liabilities of the Company incurred prior to March 30, 2008, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in thousands):

March 31, 2008
12% Senior Notes due August 15, 2008	$6,899
Hillside Notes	50,418
Notes payable – other, disputed NHI claim	15
Accounts payable	534
Environmental remediation obligations	765
Accrued interest on the Hillside Notes	2,281
Obligations under supplemental retirement plans	741

Current liabilities subject to compromise	$61,653

Environmental remediation obligations	1,268
Obligations under supplemental retirement plans	5,993
Accrued expenses, disputed NHI claims	292
Accrued expenses, allowed NHI claims	33

Long-term liabilities subject to compromise	$7,586

Interest expense

The Debtors will discontinue recording interest on liabilities subject to compromise during the chapter 11 proceedings, except for interest on the Senior Notes.

Note 4 – Stock Options and Awards

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

The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 314,490 shares were available for grant as of March 31, 2008.

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

On February 16, 2007, the Board of Directors elected D. Gordon Strickland as the Company’s Chief Executive Officer, President and a director, and pursuant to an employment agreement granted to Mr. Strickland stock options under the Company’s Stock Incentive Plan to purchase 25,000 shares of Common Stock. The options are exercisable at $19.63 per share, which was the fair market value on the date of grant. The options are exercisable as to 12,500 of the underlying shares on each of February 16, 2008 and February 16, 2009 and will expire as to all such shares on February 16, 2010. No stock options were granted during the three month period ended March 31, 2008.

At March 31, 2008, there were 33,135 options outstanding under the Stock Incentive Plan, including 20,635 vested options. The exercise prices range from $19.63 to $21.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is three years or ten years. In the three months ended March 31, 2008, 12,500 stock options vested during the period. No stock options vested during the three months ended March 31, 2007.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2006	311,292	106,366	$1.15- 38.25	$1,328,614	$12.49
Granted	(25,000)	25,000	19.63	490,750	$19.63
Exercised	—	(53,875)	1.15	(61,957)	1.15

Balances, March 31, 2007	286,292	77,491	$1.15- 38.25	$1,757,407	$22.68

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2007	314,490	33,135	$19.63- 21.25	$663,618	$20.03

Balances, March 31, 2008	314,490	33,135	$19.63- 21.25	$663,618	$20.03

The options outstanding and currently exercisable by exercise price at March 31, 2008 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.63	25,000	1.89	$19.63	12,500	$19.63
$21.25	8,135	0.61	21.25	8,135	21.25

	33,135	1.58	$20.03	20,635	$20.27

There was no aggregate intrinsic value of options outstanding or options exercisable at March 31, 2008. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.70 as of March 31, 2008, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $0.9 million for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. There were no stock options exercised in the three months ended March 31, 2008.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	For the three months ended March 31,
	2008	2007
Expected life (years)	—	2.0
Risk-free interest rate	—	4.83%
Expected volatility	—	83%
Expected dividend yield	—	—

During the three months ended March 31, 2008 and 2007, the Company did not issue any restricted Common Stock under the Stock Bonus Plan. In 2007, the Company issued 35,000 shares of unvested restricted Common Stock under the Stock Bonus Plan, which had a total grant date fair value of $521 thousand. The Company issued 1,000 shares of unvested restricted Common Stock to each of its five outside directors, 16,000 shares to executive officers and the remaining 14,000 shares to certain employees. The shares for the outside directors vest on the date of the 2008 Annual Meeting of Stockholders and the other shares issued vest as to half on January 18, 2009 and half on January 18, 2010 under condition of continuing employment. 1,000 employee shares and 1,000 shares for an outside director have been cancelled and the remaining 33,000 shares issued remain unvested as of March 31, 2008. The Company issued 1,000 shares of unvested restricted Common Stock under the Stock Bonus Plan to each of its three outside directors in June 2006, which had a total grant date fair value of $34 thousand. The shares vested in May 2007 on the date of the 2007 Annual Meeting of Stockholders. In the three months ended March 31, 2008, total compensation cost recognized related to unvested restricted stock was $73 thousand. For the three months ended March 31, 2007, total compensation cost recognized related to unvested restricted stock was $72 thousand.

Under the Plan, all existing Common Stock, stock options and restricted shares will be cancelled.

Note 5 – Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(3,812)	$2,473

Denominator
Weighted average number of basic common shares outstanding	3,890,721	3,836,154
Effect of dilutive stock options	—	14,314

Weighted average number of diluted common shares outstanding	3,890,721	3,850,468

Basic income (loss) per share	$(0.98)	$0.64

Diluted income (loss) per share	$(0.98)	$0.64

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2008	2007
Stock options outstanding	33,135	77,491
Range of exercise prices	$19.63 – 21.25	$1.15 – 38.25
Stock options outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	11,703
Restricted shares outstanding	33,000	3,000
Restricted shares outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	2,611

Note 6 – Supplemental Schedule of Cash Flow Information

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Interest paid	$—	$663
Income taxes paid	83	55

Non-Cash Investing and Financing Activities:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Issuance of Notes in lieu of cash payment of interest	$384	$377

Note 7 – Inventories

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$6,585	$6,163
Work in process	3,276	3,203
Finished goods	3,075	3,084

	12,936	12,450
Less inventory reserve	(6,528)	(6,348)

Total	$6,408	$6,102

Note 8 – Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 – Property, Plant and Equipment

	March 31, 2008	December 31, 2007
	(in thousands)
Leasehold improvements	$4,269	$4,268
Furniture, fixtures and equipment	6,312	6,171

	10,581	10,439
Less accumulated depreciation	(10,038)	(9,805)

Total	$543	$634

Note 10 – Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During the three months ended March 31, 2007, the Company paid $0.2 million against the net liabilities of these discontinued operations. The Company made payments against net liabilities of these discontinued operations in the three months ended March 31, 2008. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $2.0 million at March 31, 2008. The Company expects to be assessed in 2008 its pro rata share of the remediation costs totaling $0.8 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value. Under the Plan, the Company intends to seek a discharge of its environmental obligations. See Note 3.

In 2001, the Company closed its Internet video operations. During the three months ended March 31, 2008 and 2007, the Company paid $133 thousand and $22 thousand, respectively, against the net liabilities of these discontinued operations. The unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations totaled $77 thousand at March 31, 2008. The Company made payments on office leases and received sublet income as it relates to this discontinued operation through April 2008. The Company evaluates the amount of net liabilities for discontinued operations, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations for the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$2,243	$2,654
Net payments made during the period	(133)	(190)

Balance at March 31	2,110	2,464
Liabilities subject to compromise	(2,033)	—

Balance adjusted for liabilities subject to compromise	$77	$2,464

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 – Restructuring Charges (Credits)

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations in order to lower continuing operating expenses, and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During the three months ended March 31, 2008 and 2007, the Company paid and charged the restructuring accrual $0.1 million and $0.1 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $5.5 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $0.3 million at March 31, 2008. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$436	$1,030
Payments made during the period	(145)	(149)

Balance at March 31	$291	$881

Note 12 – Other Accrued Liabilities

	March 31, 2008	December 31, 2007
	(in thousands)
Compensation and employee benefits	$1,827	$2,773
Deferred revenue	2,074	2,722
Customer deposits	111	99
Taxes	274	152
Warranty and other product costs	98	118
Interest payable	2,281	1,411
Other	279	504

Total	6,944	7,779
Liabilities subject to compromise	(2,281)	—

Total adjusted for liabilities subject to compromise	$4,663	$7,779

Under the Plan, certain obligations under Supplemental Retirement Plans, accrued interest payable and certain other liabilities will be cancelled and will receive New Common Stock, or a Lump Sum Cash Payment, as applicable, in full and final satisfaction of such obligations. See Note 3.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in the warranty and other product costs liability account for the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$118	$75
Accruals (adjustments)	(10)	25
Settlements made during the period in cash or in kind	(10)	(10)

Balance at March 31	$98	$90

Note 13 – Debt

	March 31, 2008	December 31, 2007
	(in thousands)
Notes Payable
Note payable—other	$15	$15
12% Senior notes	6,899	6,700
Hillside notes payable	50,418	47,249

Total	57,332	53,964
Liabilities subject to compromise	(57,332)	—

Total adjusted for liabilities subject to compromise	$—	$53,964

Note Payable – Other

The note payable—other relates to a promissory note issued to NH Holding Incorporated (“NHI”), the Company’s former parent, and other amounts due to NHI. These amounts are disputed and shall be resolved as described in Note 14.

Hillside Notes

In 1994, the Company, the Pension Benefit Guaranty Corporation (“the PBGC”) and certain affiliates, including Hillside, who were members of a “group under common control” for purposes of the Employee Retirement Income Security Act (“ERISA”) entered into a Joint Settlement Agreement (“Agreement”) in connection with the 1994 reorganization of the Company’s former parent, NHI. The Agreement relates to the pension plans of the Company (the “Ampex” pension plan) and of its former Media subsidiaries (the “Media” pension plan), which are substantially underfunded. Under the terms of the Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event the Company is unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside and Ampex.

Through March 31, 2008, Hillside made pension contributions totaling $52.2 million pertaining to the Ampex pension plan and the Media pension plan, of which $3.2 million was paid in 2008.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to the Hillside-Ampex/Sherborne Agreement, dated December 1, 1994 (the “Hillside Agreement”), Ampex is required to issue a Hillside Note in the amount of any pension contributions it makes to the Ampex or Media pension plans. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to the Company’s senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates occurring after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 6.13% at March 31, 2008). The Company granted to Hillside a security interest in Data Systems’ inventory and subsequent proceeds from the sale of inventory as collateral for the Hillside Notes. The Hillside Agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities. Filing for bankruptcy protection may give rise to an event of default under the Hillside Notes. Accordingly, all Hillside Notes are classified as current obligations of the Company at December 31, 2007 and March 31, 2008. No adjustment to the notes to give effect to the Plan has been reflected in these financial statements.

On July 13, 2007, the Company received notice from Hillside alleging that the Company had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare the Hillside Notes immediately due and payable (approximately $45 million) as of that time. The Company notified Hillside that the Company does not believe that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes. Any acceleration of the Hillside Notes, unless waived or rescinded, would have resulted in the occurrence of an event of default under the Senior Notes, and would have entitled holders of the Senior Notes totaling $6.9 million at March 31, 2008 to accelerate the maturity of those obligations.

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

During and after the Standstill Period, the Company and Hillside engaged in negotiations over the terms of a consensual restructuring. Several different proposals were presented and considered by the Company’s officers (the “Management”) and board of directors (the “Board”). The Company also analyzed several other possibilities for reorganizing our capital structure. On January 29, 2008, Hillside delivered a revised restructuring proposal (as the same was amended or modified from time to time, the “Hillside Term Sheet”). The Board and Management reviewed the Hillside Term Sheet and determined that it presented the best option for a consensual restructuring of the Hillside Notes and the best opportunity to maximize value for the Company’s noteholders and perhaps the only opportunity to realize the value of Ampex’s unlicensed patents. The Plan is based on the Hillside Term Sheet, as amended during the course of the Company’s and Hillside’s negotiations. A summary of the terms of the Plan is described in Note 3.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	Three Months Ended March 31,
	2008	2007
Senior Notes	(in thousands)
Accrued interest, beginning of the period	$288	$283
Interest expense	198	194
Cash payments applied to interest	—	—
Issuance of Notes in lieu of cash payment of interest	(384)	(377)

Accrued interest, end of period	$102	$100

Cash payments applied to principal	$—	$—

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

Maturities of Debt

The following table summarizes the scheduled maturities of the Company’s debt as of March 31, 2008, without considering the debt default and restructuring proposed in the Plan:

Year	(in thousands)
Remainder of 2008	$11,339
2009	1,200
2010	9,850
2011	23,506
2012	11,437

Total	$57,332

Note 14 – Other Liabilities

	March 31, 2008	December 31, 2007
	(in thousands)
Other postemployment benefits	$106	$116
Environmental	89	90
Other, principally due NHI, the former parent	365	531

Total	560	737
Liabilities subject to compromise	(325)	—

Total adjusted for liabilities subject to compromise	$235	$737

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2007, the Company recorded aggregate claims held by NHI against the Company of approximately $505,500, which amount is net of a $76,200 claim held by the Company against NHI. Of this amount, on or about March 27, 2008, approximately $165,700 of this claim was satisfied by the conversion of the amount of the claim into 6,529 shares of the Company’s Class A Common Stock, which stock is intended to be distributed to creditors of NHI pursuant to NHI’s 1994 chapter 11 plan. Of the remaining $339,800 of NHI’s asserted claims against the Company, the Company disputes and, in the context of its chapter 11 case, shall object to allowance of $307,300 of this amount. The remaining $32,500 of this claim, which the Company does not presently dispute, is intended to be satisfied pursuant to the Company’s Plan in 2008. This $32,500 claim will be classified as a General Unsecured Claim in the Plan. Holders of General Unsecured Claims are contemplated to receive their pro rata share of New Common Stock, unless such holders elect to receive the Lump Sum Cash Payment in full and final satisfaction of their claims. See Note 3.

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

On November 21, 2006, the District Court granted final judgment in favor of Kodak. The Company appealed this decision to the Court of Appeals for the Federal Circuit, and this court ruled on February 7, 2008, affirming the decision of the District Court without opinion. Since the “121” patent expired on April 11, 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Kodak has claimed that Ampex committed “inequitable conduct” in connection with the “121” patent. This claim has been stayed pending resolution of the appeal. Kodak has until May 2008 to decide whether to pursue this claim. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which the Company believes could be significant. The Company has been advised that Kodak has filed an unsecured claim in the amount of approximately $145 thousand, which will be resolved in the claims reconciliation process of the Chapter 11 Cases.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has four environmental investigation, remediation and/or monitoring activities outstanding at March 31, 2008. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for relief under chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group that is operating the Company, and is performing mandated clean up activities at the manufacturing facility.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At March 31, 2008, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability with respect to discontinued operations of $2.0 million, of which $0.8 million is classified as a current liability as it is expected to be paid in 2008, for the estimated expenses it projects it will incur with respect to the three Media sites discussed above. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

Under the Plan, certain environmental remediation obligations may be cancelled in exchange for New Common Stock after the Company emerges from chapter 11, unless the holders of such claims elect to receive the Lump Sum Cash Payment in full and final satisfaction of their claim.

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

The Company has guaranteed certain lease payments with respect to equipment and real estate of subsidiaries. The Company has recorded accrued restructuring costs or net liabilities of discontinued operations for substantially the full amount of its guarantees, net of the anticipated sublease income expected to be realized. There is no sublease income exposure at March 31, 2008.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 – Related Party Transactions

In November 2006, the Company entered into an office sharing agreement with Sherborne Investors Management LP (“Sherborne LP”) permitting Sherborne LP and certain affiliates to use and occupy a portion of the New York office space, in exchange for Sherborne LP’s payment to the Company of $21,000 per month less certain salary and benefit expenses. Sherborne LP is controlled by Sherborne Investors Management GP, LLC, an entity in which Mr. Bramson, the Company’s former CEO, is the managing member and Mr. McKibben, the Company’s CFO, is a member. Under the agreement, Sherborne LP paid these amounts to the Company from December 2006 until the lease terminated in April 2008. During the three months ended March 31, 2008, Sherborne LP paid the Company a total of $63,000 under this agreement. This agreement expired on April 30, 2008.

Note 17 – Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	March 31, 2008	December 31, 2007
Current Obligations	(in thousands)
Foreign subsidiary plan	$185	$186
Supplemental retirement plan	741	741

Total current pension and other retirement plans	926	927
Liabilities subject to compromise	(741)	—

Total adjusted for liabilities subject to compromise	$185	$927

	March 31, 2008	December 31, 2007
Long-term Obligations	(in thousands)
Ampex pension plan	$41,810	$44,179
Media pension plan	12,682	13,482
Foreign subsidiary plan	2,840	2,663
Supplemental retirement plan	5,993	6,174

Total long-term pension and other retirement plans	63,325	66,498
Liabilities subject to compromise	(5,993)	—

Total adjusted for liabilities subject to compromise	$57,332	$66,498

The remaining pension contributions for the Ampex and Media pension plans due in 2008 and the three months ended March 31, 2009, which are estimated to total $11.6 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2008	$8,871	$2,696
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314
2013	1,695	509

Total	$37,391	$11,450

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the foreign pension plan were $0.2 million and $2.8 million, respectively, at March 31, 2008. The Company also remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the same discount rate and mortality assumption used in the defined benefit plans. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the supplemental retirement programs were $0.7 million and $6.0 million, respectively, at March 31, 2008. Under the Plan, certain supplemental retirement program obligations will be cancelled in exchange for New Common Stock after the Company emerges from chapter 11. See Note 3.

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

Note 18 – Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(in thousands)
December 31, 2007	$(104,703)	$660	$(104,043)
Current period change	1,040	182	1,222

March 31, 2008	$(103,663)	$842	$(102,821)

The net periodic pension cost for the Ampex and Media pension plans for the three months ended March 31, 2008 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2008, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 19 – Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was immaterial. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. During the three months ended March 31, 2008, there were no changes to the amount of unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company classifies any interest and penalties as income tax expense in its statements of operations. The Company has not recognized any amount of interest or penalties in its statement of operations during the three months ended March 31, 2008 or in its balance sheet as of March 31, 2008.

The Company is subject to taxation in the U.S. and various state (principally California) and foreign (principally Japan) jurisdictions. The tax years 1994-2007 remain open to examination by the federal and state tax authorities due to certain net operation loss and overall credit carryforward positions.

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

The provision for income taxes for the three month periods ended March 31, 2008 and 2007 included foreign and state income taxes and withholding taxes on royalty revenue. At December 31, 2007, the Company had federal NOLs for income tax purposes of approximately $200 million, expiring in the years 2009 through 2027. In addition, the Company had federal capital loss carryforwards totaling $8.8 million at December 31, 2007, which may be utilized to offset capital gains, if any, generated in future periods. Cancellation of indebtedness arising from the chapter 11 reorganization will reduce the amount of NOL carryforwards by approximately $50 million. The remaining NOL carryforwards may be subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of NOL and credit carry forwards of a loss corporation are limited if there is greater than a 50% cumulative shift in the ownership of its stock. However section 382(l)(5) and section 382(l)(6) of the Internal Revenue Code provide exceptions to the above described limitation if the shift in ownership is as a result of bankruptcy filing under chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of the section 382(l)(5) exception will lose its entire pre-bankruptcy NOLs if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. If the New Common Stock experiences such a shift, the Company will not be able to utilize its NOLs in future years, thereby negatively affecting the value ascribed to the business upon emergence, its cash balances and liquidity. Under section 382(l)(6) NOL carryforwards are limited to an annual amount based on the new equity value of the Company multiplied by the long-term Federal discount rate.

Note 20 – Segment Reporting

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates segment performance based on return on operating assets employed. Profitability is measured as income (loss) from continuing operations before income taxes, excluding restructuring charges (credits), reorganization costs and corporate administrative costs and elimination entries. Corporate administrative costs are not allocated to either business segment.

There were no intersegment sales or transfers.

	Three Months Ended March 31, 2008
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$4,509	$2,499	$—	$7,008
Interest income	45	—	10	55
Interest expense	—	—	1,102	1,102
Depreciation and amortization	47	—	78	125
Segment income (loss)	(589)	1,486	(3,365)	(2,468)
Segment assets	25,793	—	(2,952)	22,841
Expenditures for segment assets	24	—	—	24

	Three Months Ended March 31, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
	(in thousands)
Revenues from external customers	$7,704	$4,693	$—	$12,397
Interest income	96	—	9	105
Interest expense	—	—	926	926
Depreciation and amortization	39	—	79	118
Segment income (loss)	1,548	3,902	(2,971)	2,479
Segment assets	24,141	—	2,261	26,402
Expenditures for segment assets	5	—	—	5

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Segment income (loss) reported above	$(2,468)	$2,479
Reorganization costs	(1,184)	—
Provision for income taxes	(160)	(6)

Net income (loss)	$(3,812)	$2,473

Forward-Looking Statements

This Form 10-Q contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”) and in “Item 1A. Risk Factors” of “Part II – Other Information” of this Form 10-Q. These forward-looking statements speak only as of the date of this Report. We disclaim any obligation or undertaking to disseminate updates or revisions of any expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chapter 11 Reorganization

On March 30, 2008, Ampex Corporation and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On April 16, 2008, the United States Trustee for the Southern District of New York appointed a committee to represent the interests of unsecured creditors in the Debtors’ chapter 11 cases (the “Chapter 11 Cases”).

On March 31, 2008, April 1, 2008, and April 22, 2008, the Bankruptcy Court entered certain orders that permit us to pay certain prepetition employee salary and benefit obligations, as well as certain vendor obligations. On March 31, 2008, the Bankruptcy Court also entered an order authorizing us to continue to honor our customer warranties and other programs in the ordinary course of business. On April 4, 2008, the Bankruptcy Court approved a stipulation (the “Interim Stipulation”) among the Debtors and certain creditors holding a majority of our secured debt and our largest unsecured creditor (the “Consenting Holders”) authorizing the interim use of cash claimed as collateral (“Cash Collateral”) by such lenders, subject to certain terms and conditions. The Debtors’ authorization to use Cash Collateral under the Interim Stipulation may be terminated if the Debtors institute a proceeding seeking to challenge the validity of the secured lenders’ liens and claims, the Bankruptcy Court grants a third party relief from the automatic stay to enforce a lien on the secured lenders’ prepetition collateral, and in certain other situations. A hearing to consider approval of a stipulation among the Debtors and the Consenting Holders authorizing the final use of Cash Collateral, subject to certain terms and conditions, is currently scheduled to be held on June 11, 2008.

On or about March 30, 2008, we filed a pre-negotiated plan of reorganization (as may be amended, the “Plan”) and related disclosure statement (as may be amended, the “Disclosure Statement”), which are subject to approval by the Bankruptcy Court. On May 9, 2008, we filed amended versions of the Plan and Disclosure Statement, and a hearing to obtain Bankruptcy Court approval of the Disclosure Statement is currently scheduled to be held on June 11, 2008. The Bankruptcy Court requires that we solicit votes from certain creditors to accept or reject the Plan only after the Disclosure Statement has been approved. Prior to filing petitions for relief under chapter 11, we negotiated the terms of the Plan with and obtained the support of the Consenting Holders. This support is evidenced by the Plan Support Agreement (as may be amended or modified, the “PSA”), which the parties filed contemporaneously with the commencement of the Debtors’ Chapter 11 Cases. The Consenting Holders have agreed to support the Plan and not to support any other plan in exchange for our agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan in accordance with the terms of the PSA. The PSA may be terminated in the event that the Plan and Disclosure Statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its confirmation, and in certain other situations. We believe that we will emerge from chapter 11 before the end of the year with a viable capital structure and with sufficient liquidity for us to continue operating as a going concern.

The consolidated financial statements as of March 31, 2008 and December 31, 2007 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan and the adoption of fresh-start accounting. Legal expenses incurred in connection with the restructuring of our 12% Senior Notes due August 15, 2008 (the “Senior Notes”) and our Notes issued to Hillside Capital Incorporated (the “Hillside Notes”) and in preparing for the Chapter 11 Cases, have been reported separately as “Reorganization Costs” in our consolidated statements of operations.

Plan of Reorganization

The overall purpose of the Plan is to provide for the restructuring of our liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Company after it emerges from chapter 11 (“Reorganized Ampex”) by de-levering the Company, providing additional liquidity and arranging a long-term financing solution to future pension contributions that does not over-leverage us in future years. At March 31, 2008, we had outstanding debt totaling $59.6 million, which consisted of $6.9 million of Senior Notes, and $52.7 million of principal and interest outstanding under the Hillside Notes. Under the terms of the Hillside Notes, $3.6 million is due currently and another $5.5 million of principal and interest is due at various times in 2008. Substantial debt service under the Hillside Notes is due in 2009 and beyond. As more fully explained in Note 13, the Hillside Notes were issued pursuant to the terms of a funding agreement by and between Hillside, the Company and certain other parties, in connection with a settlement agreement between the Company, Hillside and the Pension Benefit Guaranty Corporation (“PBGC”) whereby Hillside Capital Incorporated (“Hillside”) is jointly and severally obligated along with us to make pension contributions under the Ampex pension plan and the pension plan of our former subsidiaries (the “Media pension plan”) in the event that we are unable to make such payments. Pension contributions under these plans from 2008 through 2013 are estimated to total $52 million.

Under the terms of the Plan, the Debtors and Hillside are agreeing to enter into a credit agreement (the “Credit Agreement”) which generally consists of three components: (1) obligations to satisfy existing secured debts; (2) new borrowings; and (3) any future obligations incurred in connection with Hillside’s payment of required contributions or termination liability under the pension plans. Pursuant to the terms of the Plan and the PSA, Hillside will agree to accept the Debtors’ obligation to repay $10.5 million under the Credit Agreement in full and final satisfaction of its $11 million secured claims against the Debtors on account of the Hillside Notes. The remaining $0.5 million of Hillside’s secured claim is contemplated to be gifted to the holders of existing Common Stock who do not object to the Plan. This gift will be distributed in the form of certain rights which are described below. In addition, under a separate tranche of the Credit Agreement, Hillside will lend the Company $5 million to be used for general working capital purposes and to repay approximately $3.5 million of the Senior Notes. Furthermore, if Hillside is required to fund future required contributions to the pension plans, Hillside will be deemed to have granted another new senior loan in the amount of such contribution.

All three elements of this Credit Agreement (i.e., the $10.5 million of debt in exchange for Hillside’s secured claim, the $5 million in new borrowings, and any amounts borrowed on account of the future required contributions or termination liability under the pension plans satisfied by Hillside) shall be equal to an aggregate amount not to exceed $25 million outstanding under the Credit Agreement. Thereafter, the Debtors will issue to Hillside new preferred stock of Reorganized Ampex (the “New Preferred Stock”) in the amount of each required contribution made by Hillside to the pension plans. At the time of Plan confirmation, Hillside will have already made the April and July pension contributions.

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

Under the Plan, it is contemplated that unsecured creditors, who include, but are not limited to, the Company’s trade creditors, Hillside with respect to its unsecured claims, certain participants in our Supplemental Retirement Plans and holders of claims arising from environmental remediation obligations, will receive shares of new common stock in Reorganized Ampex (“New Common Stock”) or, at their option, the lesser of $5,000 or cash equal to the percentage of recovery that such creditor would have received had there been no cash election (“Lump Sum Cash Payment”) (as defined below), in full satisfaction of their claims. Shares of New Common Stock are not expected to be registered or traded on any public exchange.

Under the Plan, all of the Debtors’ existing Common Stock, stock options, and restricted stock awards will be cancelled upon emergence. Upon the Debtors’ emergence from chapter 11, the New Common Stock will not be publicly traded. Holders of existing Common Stock, stock options or restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan, holders of existing Common Stock that do not object to the Plan will be eligible to receive certain contingent payments rights (“CPRs”) that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the Reorganized Debtors, the holders of the CPRs will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering the CPRs. There can be no assurance that the Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of these rights. The Debtors do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

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

As a result of the filing of the Chapter 11 Cases, our Common Stock was delisted from the Nasdaq Stock Market on May 8, 2008. The Common Stock is currently trading on the Pink Sheets. Although one or more market makers may apply to quote the Common Stock on the OTC Bulletin Board, we cannot assure you that they will do so, or that the Common Stock will be eligible for quotation on the OTC Bulletin Board. Under the Plan, the Common Stock is expected to be canceled upon emergence from chapter 11.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial instruments beginning in January 2008 and non-financial interests beginning in January 2009 and was adopted by us in the quarter ended March 31, 2008. The adoption of SFAS 157 did not have a material effect on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of fiscal 2008. We have not expanded the use of fair value accounting to any of our eligible items, accordingly, the adoption of SFAS 159 did not have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2009.

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

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Licensing Segment
Running licensing revenues	$2.5	$2.8
Prior period and prepaid licensing revenues	—	1.9

Total licensing revenues	$2.5	$4.7

Recorders Segment
Data acquisition and instrumentation recorders	1.4	4.3
Mass data storage tape drives and library systems	$0.9	$1.0
Other (including professional video products)	0.7	0.6
Service revenue	1.5	1.8

Total net product and service revenue	$4.5	$7.7

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Licensing Revenue. Licensing revenue is derived from royalties that we receive from licensing our patents. Licensing revenue in the three months ended March 31, 2008 totaled $2.5 million and in the three months ended March 31, 2007 totaled $4.7 million, of which $1.9 million related to negotiated settlements covering a prepayment of royalty obligations through 2011. All other royalties were running royalties which are based on quarterly sales by the licensees reported to the Company within 60 days after the end of the respective quarter, substantially all of which was earned from manufacturers of digital camcorders. Due to one-time royalty settlements covering prior and future periods, the expiration of certain patents and the terms and periods covered by licensing agreements, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

Our relevant digital imaging patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we sold into the professional broadcast and postproduction markets in prior years. As discussed above, these patents have expiration dates through 2014. After they expire, our future licensing revenues are expected to decline materially.

Product Revenue. Product revenue generated by our Recorders segment decreased to $3.0 million in the three months ended March 31, 2008 from $5.9 million in the three months ended March 31, 2007. During these periods product revenue was principally derived from sales of our DDRs and DSRs instrumentation recorders, which are disk-based and solid state memory-based data acquisition recorders used in intelligence gathering activities and airframe flight certification. Revenues in the three months ended March 31, 2008 from these new data acquisition recorders declined to $1.2 million from $4.0 million in the three months ended March 31, 2007. The decline in product revenue in 2008 from 2007 is due to the completion of a multi-year contract with The Boeing Company for our new disk- and solid state-based data instrumentation recorders used in the development of the 787 airplane. Subsequent to the quarter end, we received a $3.2 million order from The Boeing Company to provide new disk and solid state-based instrumentation recorders to be delivered over the next several quarters. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to sales declines.

Our backlog of firm orders was $2.7 million at both March 31, 2008 and December 31, 2007. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods.

Service Revenue. Total service revenue generated by our Recorders segment in the three months ended March 31, 2008 was $1.5 million compared to $1.8 million for the three months ended March 31, 2007. We expect that service revenue will decline over time as older tape-based products are replaced with newer disk- or solid state memory-based instrumentation recorders.

Intellectual Property Costs. Intellectual property costs include external legal costs, amounts paid to external consultants as well as certain internal costs, described below, pertaining to efforts to monetize our patents. Intellectual property costs also include external accounting costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the years ended 2007, 2006 and 2005, we incurred significant external legal costs in preparing for patent enforcement suits in the ITC and in the District Court that totaled $0.5 million, $8.6 million and $9.5 million, respectively. Our external litigation costs related to patent infringement are expected to remain at low levels during 2008. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers, engineers and employ outside contractors that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. Beginning in 2007 we engaged independent patent research and evaluation companies to appraise our intellectual property and to identify third parties that might be interested in forming joint ventures or otherwise help us monetize our intellectual property. However, these efforts have not resulted in any new license agreements or patent related revenues to date, and we cannot assure you that they will do so in the future.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 62.5% in the three months ended March 31, 2008 compared to 49.5% in the three months ended March 31, 2007. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. The increase in the cost of product revenue percentage in 2008 when compared to 2007 was due to the decreased sales volume in 2008, which resulted in lower absorption of fixed manufacturing costs.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 34.6% in the three months ended March 31, 2008 compared to 28.3% in the three months ended March 31, 2007. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due primarily to an increase in engineering personnel coupled with costs incurred to produce peripheral products to enhance the DDRs ruggedized disk- and DSRs solid state memory-based data acquisition recorders. Such costs are expected to continue to increase as we develop new and enhanced products.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $3.5 million in the three months ended March 31, 2008 from $3.7 million in the three months ended March 31, 2007. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no corporate administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Recorders segment	$1.5	$1.7
Corporate	2.0	2.0

Total	$3.5	$3.7

The principal components of corporate selling and administrative expense are listed below:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
U.S. and foreign pension expense	$0.9	$0.7
Legal and accounting fees	0.2	0.4
Corporate salaries and benefits	0.3	0.3
Stock based compensation expense	0.1	0.1

Beginning in 2006, we began to expense the fair value of stock options and restricted stock awards over the period such options and awards vest. We expensed $0.1 million in each of the three months ended March 31, 2008 and 2007.

Reorganization Costs. To date, we have incurred legal costs of $1.8 million in connection with the restructuring of our liabilities, of which $1.2 million was incurred during the three months ended March 31, 2008. We expect to incur significant additional reorganization costs during the remainder of 2008 while we are in chapter 11 which will be funded in part by additional financing supplied by Hillside upon emergence. See “Plan of Reorganization.”

Operating Income (Loss). We reported an operating loss of $2.4 million in the three months ended March 31, 2008 compared to an operating income of $3.4 million for the three months ended March 31, 2007. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Licensing segment	$1.5	$3.9
Recorders segment	(0.7)	1.4
Unallocated corporate	(3.2)	(1.9)

Operating income (loss)	$(2.4)	$3.4

See corporate selling and administrative expenses discussed above under “Selling and Administrative Expenses” and “Reorganization Costs” for a discussion of the major components of Unallocated corporate loss.

Media Pension Costs. We remain the plan sponsor of the pension plan of Media, a former subsidiary that was sold to Quantegy Corporation (“Quantegy”) in 1995, and we remain obligated to make pension contributions to that plan. Pension costs (credits) are recognized under SFAS No. 87, “Employers’ Accounting for Pensions.”

Interest Expense. Interest expense increased to $1.1 million in the three months ended March 31, 2008 compared to $0.9 million in the three months ended March 31, 2007 due to the issuance of additional Hillside Notes in the amount of $20.0 million over the twelve month period ended March 31, 2008. We made cash payments of interest totaling $0.7 million in the three months ended March 31, 2007. We did not make any interest payments in the three months ended March 31, 2008. Interest on the Senior Notes of $0.4 million and $0.4 million not paid in cash in the three months ended March 31, 2008 and 2007, respectively, was capitalized and added to the principal amount of the related debt obligation. While we are in chapter 11 we will discontinue accruing interest on the Hillside Notes.

Amortization of Debt Financing Costs. Financing costs associated with the original issuance of the Senior Notes are being charged to expense through the maturity date in 2008.

Interest Income. Interest income is earned on cash balances and short-term investments.

Other (Income) Expense, Net. Other income (expense), net, includes foreign currency translation gains and losses resulting from our foreign operations, which were not significant.

Provision for Income Taxes. The provision for income taxes in the three months ended March 31, 2008 and 2007 included foreign and state income taxes and withholding taxes on royalty revenue generated in certain Far East locations. At December 31, 2007, we had federal NOLs for income tax purposes of approximately $200 million, expiring in the years 2009 through 2027. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2007, which may be utilized to offset capital gains, if any, generated in future periods. Cancellation of indebtedness arising from the chapter 11 reorganization will reduce the amount of NOL carryforwards by approximately $50 million. The remaining NOL carryforwards may be subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of NOL and credit carryforwards of a loss corporation are limited if there is greater than a 50% cumulative shift in the ownership of its stock. However section 382(l)(5) and section 382(l)(6) of the Internal Revenue Code provide exceptions to the above described limitation if the shift in ownership is as a result of bankruptcy filing under chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of the section 382(l)(5) exception will lose its entire pre-bankruptcy NOL’s if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. If the New Common Stock experiences such a shift, we will not be able to utilize our NOL’s in future years, thereby negatively affecting the value ascribed to the business upon emergence, our cash balances and liquidity. Under section 382(l)(6) NOL carryforwards are limited to an annual amount based on the new equity value of the company multiplied by the long-term Federal discount rate.

Net Income (Loss). We reported a net loss of $3.8 million in the three months ended March 31, 2008 and net income of $2.5 million in the three months ended March 31, 2007, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended March 31, 2008 and 2007.

Liquidity and Capital Resources

General. Our cash balance at March 31, 2008 totaled $10.3 million of which our foreign subsidiaries held $2.7 million. The foreign subsidiaries’ cash balances are generally required to fund their working capital requirements and for other obligations and cannot be remitted to the parent company. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at March 31, 2008 totaled $59.6 million. During 2007, we initiated discussions with Hillside to restructure the Hillside Notes which ultimately lead to the commencement of our Chapter 11 Cases. The Plan, which is more fully described above under “Plan of Reorganization,” has received the support of the holders of a majority of our secured debt and our largest unsecured creditor. Accordingly, we expect to emerge from bankruptcy before the end of 2008 with a viable capital structure and sufficient liquidity to remain a going concern. However, there are a number of risks related to the confirmation of the Plan and there can be no assurance that the Plan will ultimately be approved or that we will continue as a going concern. The consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern. The Plan is subject to certain deadlines, approvals and other contingencies, which are more fully described in our Form 10-K and Part II, “Item 1A. Risk Factors” below.

Cash Flow. We used cash from continuing operating activities totaling $1.6 million and $2.6 million in the three months ended March 31, 2008 and 2007, respectively, due largely to significant pension contributions, patent litigation costs, reorganization costs and interest expense. Cash used by discontinued operations totaled $0.1 million and $0.2 million in each of the three months ended March 31, 2008 and 2007, respectively.

Under the Plan, our current debt levels will be substantially reduced. Hillside will continue to be jointly and severally obligated to make pension contributions under our defined benefit plans. Future contributions from 2008 through 2013 are projected to total $52 million. Hillside will provide additional funding to us in the form of new senior loans under the Credit Agreement upon emergence from chapter 11 and may be deemed to have issued additional new senior loans if it makes future pension contributions. However, new senior loans issued under the Credit Agreement will be capped at $25 million and, thereafter, the Company will issue to Hillside New Preferred Stock of the Company in satisfaction of future pension contributions that have been made by Hillside.

We also expect to incur certain reorganization costs in connection with the Chapter 11 Cases.

Debt. As of March 31, 2008 we had outstanding approximately $59.6 million of total debt and interest, which includes approximately $6.9 million of Senior Notes and $52.7 million of Hillside Notes. See “Plan of Reorganization” above for a more detailed discussion of the restructuring proposal of our outstanding debt securities included in the Plan. The Plan has received the support of the holders of a majority of our secured debt and our largest unsecured creditor.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2008	$8,871	$2,696
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314
2013	1,695	509

Total	$37,391	$11,450

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in the remainder of 2008 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
April 2008	$2,200	$650
July 2008	2,842	961
September 2008	1,637	553
October 2008	2,192	532

	$8,871	$2,696

Hillside made the January 2008 and April 2008 contributions to the Ampex and Media pension plans.

In 1994, the Company, the PBGC, Hillside, and certain other parties, entered into the Joint Settlement Agreement (the “Agreement”) in connection with the 1994 reorganization of our former parent, NHI, relating to the Ampex and Media pension plans, which are substantially underfunded. Under the terms of the Agreement, the Company and Hillside are held jointly and severally liable to the PBGC to fund the required contributions under the Ampex and Media pension plans. Pursuant to this Agreement, Hillside is obligated to advance pension contributions for the Ampex and Media pension plans in the event we are unable to make the required contributions necessary in order to satisfy the minimum funding standard. Failure by Hillside to advance funds as may be required would enable the PBGC to terminate the plans and seek recovery of termination benefits from Hillside.

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

Off-Balance Sheet Arrangements. During the three months ended March 31, 2008 and 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in management’s evaluation that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

On March 30, 2008, the Company and its U.S. subsidiaries commenced the Chapter 11 Cases under the caption In re Ampex Corporation, et al., Case No. 08-11094. For more information about the Chapter 11 Cases, see Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Plan of Reorganization” above.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the International Trade Commission (“ITC”) proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we sought monetary damages for infringement of the patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, the date the patent expired. The ITC case was withdrawn to enable the District Court case to proceed. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We appealed this decision to the Court of Appeals for the Federal Circuit, and this court ruled on February 7, 2008, affirming the decision of the District Court without opinion. Kodak has claimed that we committed “inequitable conduct” in connection with the “121” patent. Kodak has until May 2008 to decide whether to pursue this claim. If Kodak’s claim is proven, the District Court has the prerogative to grant Kodak recovery of some or all its legal fees which we believe could be significant. We have been advised that Kodak has filed an unsecured claim in the amount of approximately $145 thousand, which will be resolved in the claims reconciliation process of the Chapter 11 Cases.

Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in its facilities. Management believes that we are generally in compliance in all material respects with all applicable environmental and occupational safety laws and regulations or have plans to bring operations into compliance. Management does not anticipate that capital expenditures for pollution control equipment for fiscal year 2008 will be material.

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigations, remediation and/or monitoring activities outstanding at March 31, 2008. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2007, we spent a total of approximately $0.2 million in connection with environmental investigation, remediation and monitoring activities. We expect to spend $0.8 million in the next twelve months for such activities, largely pertaining to Media’s prior activities.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At March 31, 2008, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $2.0 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted. Under the Plan, we intend to seek a discharge of our environmental obligations.

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

Our 2007 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. The following risk factors reflect recent events, and should be read in conjunction with the risk factors and information disclosed in the 2007 Form 10-K.

As a result of the Chapter 11 Cases, our Common Stock was delisted from Nasdaq.

As a result of the filing of the Chapter 11 Cases, our Common Stock was delisted from the Nasdaq Stock Market on May 8, 2008. The Common Stock is currently trading on the Pink Sheets. Although one or more market makers may apply to quote the Common Stock on the OTC Bulletin Board, we cannot assure you that they will do so, or that the Common Stock will be eligible for quotation on the OTC Bulletin Board. Under the Plan, the Common Stock is expected to be canceled upon emergence from chapter 11.

Our bankruptcy reorganization may negatively impact our future operations.

The Plan, as amended on May 9, 2008, provides that all unsecured creditors, including the Company’s trade creditors, will be entitle to receive at their option either a pro rata share of the New Common Stock or a Lump Sum Cash Payment, as defined above, in full satisfaction of their claims We believe we will be able to emerge from chapter 11 before the end of 2008 with a viable capital structure and with sufficient liquidity to continue operating as a going concern. Nonetheless, our Chapter 11 Cases may adversely affect our ability to retain existing customers, attract new customers, maintain contracts that are critical to our operations, and to retain key executives, managers and employees.

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

Under the Plan, all of the Debtors’ existing Common Stock, stock options, warrants and unvested restricted stock awards will be cancelled upon emergence from chapter 11. Upon the Debtors’ emergence from chapter 11, certain unsecured creditors will have the option to receive shares of New Common Stock or a Lump Sum Cash Payment. The New Common Stock will not be publicly traded. Holders of existing Common Stock, stock options, warrants or unvested restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan, holders of existing Common Stock, including restricted stock, who do not object to the Plan will be eligible to receive CPRs (defined below) that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the newly reorganized Debtors after they emerge from chapter 11 (“Reorganized Debtors”), the holders of these rights will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering the CPRs (the “Contingent Payment Rights” or “CPRs”). There can be no assurance that the Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of the CPRs. We do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2008, we issued 6,529 shares of Class A Common Stock to our former parent, NH Holding Incorporated (“NHI”), in exchange for the cancellation of an undisputed claim held by NHI in the amount of approximately $165,700, which arose in the context of NHI’s reorganization under chapter 11 in 1994. Under the terms of NHI’s chapter 11 plan, the shares of Class A Common Stock were valued at $25.375 per share, which was the average market price as defined in the NHI plan, and are to be distributed to creditors of NHI. The 6,529 shares were exempted from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 1145 under chapter 11 of the Bankruptcy Code.

We did not sell any other equity securities during the first quarter of 2008 that were not registered under the Securities Act, and there were no purchases of any shares of our Common Stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the first quarter of 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

During the period 2001 through 2007, Hillside made pension contributions totaling $49.1 million pertaining to our pension plan and the Media pension plan, of which $19.0 million was paid in 2007 and $9.5 million was paid in 2006. Additional pension contributions totaling approximately $52 million are also scheduled to be paid to our pension plans over the next several years, which Hillside may be required to fund, depending on our liquidity.

Prior to our filing for chapter 11, when Hillside was required to make all or a portion of the above pension contributions, we issued Hillside Notes in the amount of its pension contribution. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the Notes. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate 6.13% at March 31, 2008). We granted to Hillside a security interest in Data Systems’ inventory and subsequent proceeds from the sale of inventory as collateral for the Hillside Notes. The Hillside Notes contain certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

On July 13, 2007, we received notice from Hillside alleging that we had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare the Hillside Notes immediately due and payable (approximately $45 million) as of that time. We notified Hillside that we believed and continue to believe that we did not breach the Hillside Agreement and that there was no basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes. Nonetheless, any acceleration of the Hillside Notes, unless waived or rescinded, would have resulted in the occurrence of an event of default under our Senior Notes, and would have entitled holders of the Senior Notes totaling $6.7 million at December 31, 2007 to accelerate the maturity of those obligations.

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

During and after the Standstill Period, we and Hillside engaged in negotiations over the terms of a consensual restructuring. Several different proposals were presented and considered by our officers (the “Management”) and our board of directors (the “Board”). We also analyzed several other possibilities for reorganizing our capital structure. On January 29, 2008, Hillside delivered a revised restructuring proposal (as the same was amended or modified from time to time, the “Hillside Term Sheet”). The Board and Management reviewed the Hillside Term Sheet and determined that it presented the best option for a consensual restructuring of the Hillside Notes and the best opportunity to maximize value for the Company’s noteholders and perhaps the only opportunity to realize value of Ampex’s unlicensed patents. The Plan is based on the Hillside Term Sheet, as amended during the course of the Company’s and Hillside’s negotiations. A summary of the terms of the Plan is described above in “Plan of Reorganization.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the first quarter of fiscal 2008 that was not so reported.

ITEM 6.	EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: May 15, 2008	/s/ D. GORDON STRICKLAND
D. Gordon Strickland
Chairman, President and Chief Executive Officer

Date: May 15, 2008	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Joint Chapter 11 Plan of Reorganization for Ampex Corporation (the “Company”) and its Affiliated Debtors dated March 30, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 31, 2008, and incorporated herein by reference).

2.2	Plan Support Agreement among the Company and the other parties named therein dated as of March 30, 2008 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 31, 2008 and incorporated herein by reference).

2.3	Disclosure Statement with respect to Joint Chapter 11 Plan of Reorganization for the Company and its Affiliated Debtors dated as of March 30, 2008 (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 31, 2008 and incorporated herein by reference).

2.4*	First Amended Joint Chapter 11 Plan of Reorganization for the Company and its Affiliated Debtors, dated as of May 9, 2008.

2.5*	First Amended Disclosure Statement with respect to First Amended Joint Chapter 11 Plan of Reorganization for the Company and its Affiliated Debtors, dated as May 9, 2008.

31.1*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.