Form 10-Q
period 2008-06-30
AMPEX CORP /DE/
filed 2008-08-14
CIK 887433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate number of outstanding shares of our Class A Common Stock, $0.01 par value, was 3,930,035. There were no outstanding shares of our Class C Common Stock, $0.01 par value.

AMPEX CORPORATION

FORM 10-Q

Quarter Ended June 30, 2008

AMPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,872	$8,585
Accounts receivable (net of allowances of $82 in 2008 and $233 in 2007)	3,044	8,099
Inventories	6,234	6,102
Royalties receivable	84	74
Cash collateral on letter of credit	1,312	1,560
Other current assets	708	1,158

Total current assets	22,254	25,578
Property, plant and equipment	517	634
Other assets	247	255

Total assets	$23,018	$26,467

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Liabilities subject to compromise	$64,796	$—
Notes payable	—	53,964
Accounts payable	3,302	1,018
Net liabilities of discontinued operations	—	975
Accrued restructuring costs	146	436
Pension and other retirement plans	185	927
Other accrued liabilities	3,947	7,779

Total current liabilities	72,376	65,099
Liabilities subject to compromise	8,565	—
Pension and other retirement plans	54,469	66,498
Other liabilities	225	737
Net liabilities of discontinued operations	—	1,268

Total liabilities	135,635	133,602

Commitments and contingencies (Note 15)
Mandatorily redeemable nonconvertible preferred stock, $1,000 liquidation value per share:
Authorized: 69,970 shares
Issued and outstanding - none	—	—
Mandatorily redeemable preferred stock, $2,000 liquidation value per share:
Authorized: 21,859 shares
Issued and outstanding - none	—	—
Convertible preferred stock, $2,000 liquidation value per share:
Authorized: 10,000 shares
Issued and outstanding - none	—	—
Stockholders’ deficit:
Preferred stock, $1.00 par value:
Authorized: 898,171 shares Issued and outstanding - none	—	—
Common stock, $0.01 par value:
Class A:
Authorized: 175,000,000 shares in 2008 and in 2007 Issued and outstanding - 3,930,035 shares in 2008; 3,923,506 in 2007	39	39
Class C:
Authorized: 50,000,000 shares Issued and outstanding - none	—	—
Other additional capital	456,076	455,716
Accumulated deficit	(466,872)	(458,847)
Accumulated other comprehensive loss	(101,860)	(104,043)

Total stockholders’ deficit	(112,617)	(107,135)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,018	$26,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Licensing revenue	$2,558	$2,520	$5,057	$7,213
Product revenue	3,455	3,917	6,465	9,799
Service revenue	1,585	1,768	3,084	3,590

Total revenue	7,598	8,205	14,606	20,602

Intellectual property costs	529	715	1,542	1,506
Cost of product revenue	1,825	1,918	3,705	4,828
Cost of service revenue	511	514	1,030	1,030
Research, development and engineering	1,282	1,215	2,570	2,355
Selling and administrative	3,489	3,624	7,035	7,309
Reorganization costs	2,873	—	4,057	—

Total costs and operating expenses	10,509	7,986	19,939	17,028

Operating income (loss)	(2,911)	219	(5,333)	3,574
Media pension costs	153	68	306	114
Interest expense	240	1,005	1,342	1,931
Amortization of debt financing costs	1	1	2	2
Interest income	(38)	(102)	(93)	(207)
Other (income) expense, net	(11)	(3)	18	5

Income (loss) from continuing operations before income taxes	(3,256)	(750)	(6,908)	1,729
Provision for income taxes	4	9	164	15

Income (loss) from continuing operations	(3,260)	(759)	(7,072)	1,714
Loss from discontinued operations (net of taxes of nil in 2008)	(953)	—	(953)	—

Net income (loss)	(4,213)	(759)	(8,025)	1,714
Other comprehensive income (loss), net of tax:
Minimum pension adjustment	1,039	782	2,079	1,564
Foreign currency translation adjustments	(78)	(34)	104	(7)

Comprehensive income (loss)	$(3,252)	$(11)	$(5,842)	$3,271

Basic income (loss) per share from continuing operations	$(0.84)	$(0.20)	$(1.82)	$0.44

Basic loss per share from discontinued operations	$(0.24)	$0.00	$(0.24)	$0.00

Basic income (loss) per share	$(1.08)	$(0.20)	$(2.06)	$0.44

Weighted average number of basic common shares outstanding	3,897,035	3,888,406	3,893,878	3,862,280

Diluted income (loss) per share from continuing operations	$(0.84)	$(0.20)	$(1.82)	$0.44

Diluted loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Diluted income (loss) per share	$(1.08)	$(0.20)	$(2.06)	$0.44

Weighted average number of diluted common shares outstanding	3,897,035	3,888,406	3,893,878	3,868,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$(8,025)	$1,714
Loss from discontinued operations	953	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	202	234
Accretion of interest expense	402	394
Stock based compensation expense	194	186
Ampex and foreign periodic pension cost	1,773	1,428
Media periodic pension cost	306	114
Net gain on the disposal of assets	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	5,089	1,707
Inventories	(113)	217
Royalties receivable	(10)	182
Other assets	705	24
Accounts payable	2,899	(2,375)
Other accrued liabilities and income taxes payable	(1,554)	(3,051)
Ampex and Media pension contributions	(6,020)	(6,562)
Accrued restructuring costs	(290)	(299)
Other liabilities	(170)	(328)

Net cash used in continuing operations	(3,671)	(6,415)
Net cash used in discontinued operations	(192)	(304)

Net cash used in operating activities	(3,863)	(6,719)

Cash flows from investing activities:
Deferred gain on sale of assets	(25)	(25)
Net proceeds on sale of assets	37	—
Additions to property, plant and equipment	(99)	(22)

Net cash used in investing activities	(87)	(47)

Cash flows from financing activities:
Borrowings under debt agreements	6,020	6,562
Repayments under debt agreements	—	(307)
Issuance of common stock to NHI	166	—
Proceeds from issuance of common stock	—	81

Net cash provided by financing activities	6,186	6,336

Effects of exchange rates on cash	51	(10)

Net increase (decrease) in cash and cash equivalents	2,287	(440)
Cash and cash equivalents, beginning of period	8,585	11,719

Cash and cash equivalents, end of period	$10,872	$11,279

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

As discussed below in Note 3, on March 30, 2008, Ampex and certain of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with viable and profitable operations and with adequate liquidity. The Company believes the chapter 11 reorganization will achieve these objectives. On or about March 30, 2008, the Debtors filed a pre-negotiated plan of reorganization (as amended, the “Plan”) and related disclosure statement (as amended, the “Disclosure Statement”). The Bankruptcy Court approved the Disclosure Statement, as amended, on June 11, 2008, and authorized the Debtors to solicit votes to accept or reject the Plan from certain creditors. Solicitation commenced on June 18, 2008. On July 9, 2008, the Debtors filed a modified Plan which incorporated, among other things, certain changes to the lump sum cash payment election available to the holders of allowed general unsecured claims (the “Plan Modifications”). On July 14, 2008, the Bankruptcy Court approved a supplement to the Disclosure Statement related to the Plan Modifications and authorized the re-solicitation of the holders of certain general unsecured claims. Prior to filing petitions for relief under chapter 11, the Debtors negotiated the terms of the Plan with and obtained the support of the Consenting Holders and subsequently received the support of the Creditors’ Committee. This support is evidenced by the Plan Support Agreement (as amended from time to time, the “PSA”).

All creditors entitled to vote on the Plan overwhelmingly voted in favor of the Plan. On July 31, 2008, the Bankruptcy Court entered an order confirming the Plan. The Debtors anticipate that all remaining conditions to consummation of the Plan will be able to be satisfied and that Ampex and its U.S. subsidiaries will emerge from chapter 11 within the next few months.

The consolidated financial statements as of June 30, 2008 and December 31, 2007 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan and the adoption of fresh-start accounting. Legal expenses incurred in connection with the restructuring of the 12% Senior Notes due August 15, 2008 (the “Senior Notes”) and the Notes issued to Hillside Capital Incorporated (the “Hillside Notes”) and in preparing for the Chapter 11 Cases, have been reported separately as “Reorganization Costs” in the consolidated statements of operations.

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

The consolidated financial statements as of June 30, 2008 and December 31, 2007, reflect all of the Company’s debt under its credit agreements as current liabilities since under their respective indentures, filing a bankruptcy petition may give rise to an event of default.

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

In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year. With effect from the March 30, 2008 bankruptcy filing date, the accompanying consolidated financial statements were prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise were segregated in the condensed consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Reorganization costs, which included legal expenses incurred in connection with negotiations to restructure the Senior Notes and the Hillside Notes (defined below in Note 3) as well as expenses incurred in connection with the Chapter 11 Cases, have been reported separately as Reorganization Costs in the Company’s consolidated statements.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Investments

The Company owns a 1.5% minority equity investment in a private company that is carried on the cost method. The company conducts research and development and performs contract engineering services for the U.S. Department of Defense and high technology industries. The carrying value of this investment amounted to $225,000 at June 30, 2008 and December 31, 2007 and is included in other long-term assets. This investment is inherently risky because the products and technologies in development are not fully commercialized. The Company monitors its investment for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, the Company evaluates the duration and extent to which the fair value has been less than the carrying value, the financial condition of and business outlook for the company and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Environmental Liabilities

The Company’s facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, the Company may have continuing liability with respect to environmental contamination related to the facilities and disposal activities of its former subsidiary Media (“Media”). The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with American Institute of Certified Public Accountants (the “AICPA”) Statement of Position No. 96-1, “Environmental Remediation Liabilities.” The Company continually assesses these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and the Company’s pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. In the second quarter of 2008, the Company increased its reserve for environmental remediation costs related to the Seaboard site based on terms contained in a settlement agreement subject to approval by the Bankruptcy Court. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its accruals.

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

Research, Development and Engineering

Research and development costs are expensed as incurred and amounted to $2.6 million and $2.3 million in the six months ended June 30, 2008 and 2007, respectively. Other engineering costs, principally incurred in connection with product introductions and process enhancements, amounted to $1 thousand and $0.1 million in the six months ended June 30, 2008 and 2007, respectively.

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

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted income per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of employee stock options and the vesting of restricted stock can result in a greater dilutive effect on income per share. Under the Plan, all shares of the Company’s existing common stock, stock options and restricted stock awards will be canceled upon emergence from chapter 11. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Reorganization.”

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded incremental stock-based compensation expense of $194 thousand and $186 thousand, included in selling and administrative expenses, during the six months ended June 30, 2008 and 2007, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has not recognized excess tax benefits realized from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statements of Cash Flows due to its net operating loss position.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2008. Deferred tax assets recorded in connection with stock-based compensation expenses for financial statement purposes have been offset by a corresponding valuation reserve. As of June 30, 2008, $252 thousand of total unrecognized compensation cost related to unvested outstanding stock options and restricted stock is expected to be recognized over the next seven quarters.

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

Fair Value of Financial Instruments

For certain instruments that are short-term in nature, such as cash and cash equivalents, short-term investments and working capital facilities, carrying value approximates fair value. The Company’s Senior Notes have been valued at approximately par value at June 30, 2008 and December 31, 2007 by the Company; however no securities have traded recently in the secondary market. Management has determined that it is not practical to estimate the fair value of the Hillside Notes and note payable-other, as no market for such instruments currently exists. See Note 13.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to adopt SFAS 141R in the first quarter of 2009.

Note 3 – Plan of Reorganization

As discussed above in Note 1, on March 30, 2008, the Company filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company is operating its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On April 16, 2008, the United States Trustee for the Southern District of New York appointed a committee to represent the interests of unsecured creditors in the Debtors’ chapter 11 cases (the “Chapter 11 Cases”). On March 31, 2008, April 1, 2008, and April 22, 2008, the Bankruptcy Court entered certain orders that permit the Debtors to pay certain prepetition employee salary and benefit obligations, as well as certain vendor obligations. On March 31, 2008, the Bankruptcy Court also entered an order authorizing the Debtor to continue to honor its customer warranties and other programs in the ordinary course of business. On June 26, 2008, the Bankruptcy Court approved a stipulation among the Debtors and certain creditors holding a majority of its secured debt and its largest unsecured creditor (the “Consenting Holders”) authorizing the use of cash claimed as collateral (“Cash Collateral”) by such lenders, subject to certain terms and conditions.

On or about March 30, 2008, the Debtors filed a pre-negotiated plan of reorganization (as amended, the “Plan”) and related disclosure statement (as amended, the “Disclosure Statement”). The Bankruptcy Court approved the Disclosure Statement, as amended, on June 11, 2008, and authorized the Debtors to solicit votes to accept or reject the Plan from certain creditors. Solicitation commenced on June 18, 2008. On July 9, 2008, the Debtors filed a modified Plan which incorporated, among other things, certain changes to the lump sum cash payment election available to the holders of allowed general unsecured claims (the “Plan Modifications”). On July 14, 2008, the Bankruptcy Court approved a supplement to the Disclosure Statement related to the Plan Modifications and authorized the re-solicitation of the holders of certain general unsecured claims. Prior to filing petitions for relief under chapter 11, the Debtors negotiated the terms of the Plan with and obtained the support of the Consenting Holders and subsequently received the support of the Creditors’ Committee. This support is evidenced by the Plan Support Agreement (which has been amended from time to time, the “PSA”).

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All creditors entitled to vote on the Plan overwhelmingly voted in favor of the Plan. On July 31, 2008, the Bankruptcy Court entered an order confirming the Plan. The Debtors anticipate that all remaining conditions to consummation of the Plan will be able to be satisfied and that Ampex and its U.S. subsidiaries will emerge from chapter 11 within the next few months. However, there are a number of risks related to consummation of the Plan that could impact the Company’s ability to continue as a going concern. See “Risk Factors.”

The overall purpose of the Plan is to provide for the restructuring of the Company’s liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Ampex Corporation after it emerges from chapter 11 (“Reorganized Ampex”) by de-levering the Company, providing additional liquidity and arranging a long-term financing solution to future pension contributions that does not over-leverage the Company in future years. At June 30, 2008, the Company had outstanding debt totaling $62.6 million, which consisted of $7.1 million of 12% Senior Notes due August 15, 2008 (“Senior Notes”), and $55.5 million of principal and interest outstanding on certain secured notes (the “Hillside Notes”) issued to Hillside Capital Incorporated (“Hillside”), a former affiliate of the Company. Under the terms of the Hillside Notes, $4.7 million is due currently and another $4.5 million of principal and interest is due at various times in 2008. Substantial debt service under the Hillside Notes is due in 2009 and beyond. As more fully explained in Note 13, the Hillside Notes were issued pursuant to the terms of a funding agreement by and between Hillside, the Company, and certain other parties, in connection with a settlement between the Company, Hillside and the PBGC whereby Hillside is jointly and severally obligated along with Ampex to make pension contributions under the Ampex and Media pension plans in the event that the Company is unable to make such payments. Pension contributions under these plans from 2008 through 2013 are estimated to total $44 million.

Under the terms of the Plan, the Debtors and Hillside are agreeing to enter into a credit agreement (the “Credit Agreement”) which generally consists of three components: (1) obligations to satisfy existing secured debts; (2) new borrowings; and (3) any future obligations incurred in connection with Hillside’s payment of required contributions or termination liability under the pension plans. Pursuant to the terms of the Plan and the PSA, Hillside will agree to accept the Debtors’ obligation to repay $10.5 million under the Credit Agreement in full and final satisfaction of its $11 million secured claim against the Debtors on account of the Hillside Notes. The remaining $0.5 million of Hillside’s secured claim is contemplated to be gifted to the holders of existing common stock who do not object to the Plan. This gift will be distributed in the form of certain rights which are described below. In addition, under a separate tranche of the Credit Agreement, Hillside will lend the Company $5 million to be used for general working capital purposes and to repay approximately $3.5 million of the Senior Notes. Furthermore, if Hillside is required to fund future required contributions to the pension plans, Hillside will be deemed to have granted another new senior loan in the amount of such contribution. All three elements of this Credit Agreement (i.e., the $10.5 million of debt in exchange for Hillside’s secured claim, the $5 million in new borrowings, and any amounts borrowed on account of the future required contributions or termination liability under the pension plans satisfied by Hillside) shall be equal to an aggregate amount not to exceed $25 million outstanding under the Credit Agreement. Thereafter, the Debtors will issue to Hillside new preferred stock of Reorganized Ampex (the “New Preferred Stock”) in the amount of each required contribution made by Hillside to the pension plans. At the time of Plan confirmation, Hillside has already made the April and July contributions. The loans under the Credit Agreement will bear interest at 10% per annum. The balance of amounts outstanding under the Credit Agreement will be repayable, under various terms of the Credit Agreement, in annual installments ranging from $2.9 million to $5.0 million beginning in September 2010. The holders of the Senior Notes will receive amended senior notes in the amount of the outstanding portion of their claims held on account of the Senior Notes on the effective date of the Plan.

Under the Plan, it is contemplated that unsecured creditors, who include, but are not limited to, the Company’s trade creditors, Hillside with respect to its unsecured claims, certain participants in our Supplemental Retirement Plans and holders of claims arising from environmental remediation obligations, will receive shares of new common stock in Reorganized Ampex (“New Common Stock”) or, creditors other than Hillside may receive at their option, cash that equals the greater of: (a) the cash equal to the percentage of recovery that such creditor would have received had there been no cash election, up to a maximum payment of $5,000; or (b) 7% of the allowed amount of the unsecured claim (“Lump Sum Cash Payment”). Shares of New Common Stock are not expected to be registered or traded on any public exchange.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Plan, all of the Company’s existing common stock, stock options and restricted stock awards will be cancelled upon emergence from chapter 11. Upon the Company’s emergence from chapter 11 the New Common Stock will not be publicly traded. As a result of the Chapter 11 Cases, the existing Common Stock was suspended from trading on the Nasdaq Stock Market on May 8, 2008, and was delisted from Nasdaq on July 21, 2008. Holders of existing Common Stock, stock options or restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan, holders of existing Common Stock (including restricted stock) that do not object to the Plan will be eligible to receive certain rights that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the Reorganized Debtors, the holders of these rights will be entitled to receive their pro rata share of 50% of all subsequent net proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering those rights (the “Contingent Payment Rights” or “CPRs”). There can be no assurance that the Reorganized Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of these rights. The Debtors do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

Liabilities Subject to Compromise

Liabilities subject to compromise represent the liabilities of the Company incurred prior to March 30, 2008, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following (in thousands):

June 30, 2008
12% Senior Notes due August 15, 2008	$7,102
Hillside Notes	53,268
Notes payable – other, disputed NHI claim	15
Accounts payable	617
Environmental remediation obligations	765
Accrued interest on the Hillside Notes	2,281
Obligations under supplemental retirement plans	748

Current liabilities subject to compromise	$64,796

Environmental remediation obligations	2,239
Obligations under supplemental retirement plans	6,001
Accrued expenses, disputed NHI claims	292
Accrued expenses, allowed NHI claims	33

Long-term liabilities subject to compromise	$8,565

Interest expense

The Debtors have discontinued recording interest on liabilities subject to compromise during the chapter 11 proceedings, except for interest on the Senior Notes.

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

The Company is authorized to issue up to 712,500 shares of Common Stock under the Stock Incentive Plan, of which 314,672 shares were available for grant as of June 30, 2008.

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

On February 16, 2007, the Board of Directors elected D. Gordon Strickland as the Company’s Chief Executive Officer, President and a director, and pursuant to an employment agreement granted to Mr. Strickland stock options under the Company’s Stock Incentive Plan to purchase 25,000 shares of Common Stock. The options are exercisable at $19.63 per share, which was the fair market value on the date of grant. The options are exercisable as to 12,500 of the underlying shares on each of February 16, 2008 and February 16, 2009 and will expire as to all such shares on February 16, 2010. No stock options were granted during the six month period ended June 30, 2008.

At June 30, 2008, there were 32,953 options outstanding under the Stock Incentive Plan, including 20,453 vested options. The exercise prices range from $19.63 to $21.25 per share and vesting schedules vary from a one to two year period. The contractual term of stock options is three years or ten years. In the six months ended June 30, 2008, 12,500 stock options vested during the period. No stock options vested during the six months ended June 30, 2007.

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2006	311,292	106,366	$1.15- 38.25	$1,328,614	$12.49
Granted	(25,000)	25,000	19.63	490,750	$19.63
Exercised	—	(70,033)	1.15	(80,538)	1.15
Cancellations	25,198	(25,198)	21.25- 38.25	(960,458)	38.12

Balances, June 30, 2007	311,490	36,135	$19.63- 38.25	$778,368	$21.54

	Shares Available for Grant	Number of Options	Price per Share	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2007	314,490	33,135	$19.63- 21.25	$663,618	$20.03
Cancellations	182	(182)	21.25	(3,868)	21.25

Balances, June 30, 2008	314,672	32,953	$19.63- 21.25	$659,750	$20.02

The options outstanding and currently exercisable by exercise price at June 30, 2008 are as follows:

Options Outstanding				Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.63	25,000	1.64	$19.63	12,500	$19.63
$21.25	7,953	0.36	21.25	7,953	21.25

	32,953	1.33	$20.02	20,453	$20.26

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There was no aggregate intrinsic value of options outstanding or options exercisable at June 30, 2008. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.31 as of June 30, 2008, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $1.2 million for the six-month period ended June 30, 2007. There were no stock options exercised in the six months ended June 30, 2008.

The fair values of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	For the six months ended June 30,
	2008	2007
Expected life (years)	—	2.0
Risk-free interest rate	—	4.86%
Expected volatility	—	83%
Expected dividend yield	—	—

The weighted average assumptions used for restricted stock granted for the three and six-month periods ended June 30, 2008 and 2007 are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expected life (years) of restricted stock	—	3.1	—	3.1

During the six months ended June 30, 2008, the Company did not issue any restricted Common Stock under the Stock Bonus Plan. In 2007, the Company issued 35,000 shares of unvested restricted Common Stock under the Stock Bonus Plan, which had a total grant date fair value of $521 thousand. The Company issued 1,000 shares of unvested restricted Common Stock to each of its five outside directors, 16,000 shares to executive officers and the remaining 14,000 shares to certain employees. The shares for the outside directors vest on the date of the 2008 Annual Meeting of Stockholders and the other shares issued vest as to half on January 18, 2009 and half on January 18, 2010 under condition of continuing employment. 1,000 employee shares and 1,000 shares for an outside director have been cancelled and the remaining 33,000 shares issued remain unvested as of June 30, 2008. In the three and six months ended June 30, 2008, total compensation cost recognized related to unvested restricted stock was $65 thousand and $138 thousand, respectively. For the three and six months ended June 30, 2007, total compensation cost recognized related to unvested restricted stock was $39 thousand and $48 thousand, respectively.

Under the Plan, all existing Common Stock, stock options and restricted shares will be cancelled. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Reorganization.”

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 – Computation of Basic and Diluted Income (Loss) per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands, except share and per share amounts)
Numerator
Income (loss) from continuing operations	$(3,260)	$(759)	$(7,072)	$1,714

Net income (loss)	$(4,213)	$(759)	$(8,025)	$1,714

Denominator
Weighted average number of basic common shares outstanding	3,897,035	3,888,406	3,893,878	3,862,280
Effect of dilutive stock options and restricted stock	—	—	—	5,917

Weighted average number of diluted common shares outstanding	3,897,035	3,888,406	3,893,878	3,868,197

Basic income (loss) per share from continuing operations	$(0.84)	$(0.20)	$(1.82)	$0.44

Basic income (loss) per share	$(1.08)	$(0.20)	$(2.06)	$0.44

Diluted income (loss) per share from continuing operations	$(0.84)	$(0.20)	$(1.82)	$0.44

Diluted income (loss) per share	$(1.08)	$(0.20)	$(2.06)	$0.44

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

	Six Months Ended June 30,
	2008	2007
Stock options outstanding	32,953	36,135
Range of exercise prices	$19.63 – 21.25	$19.63 – 38.25
Stock options outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	—
Restricted shares outstanding	33,000	34,000
Restricted shares outstanding included in the calculation of weighted average number of diluted common shares outstanding during the period	—	5,917

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 – Supplemental Schedule of Cash Flow Information

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Interest paid	$2	$1,372
Income taxes paid	107	125

Non-Cash Investing and Financing Activities:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Issuance of Notes in lieu of cash payment of interest	$384	$377

Note 7 – Inventories

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$6,373	$6,163
Work in process	3,145	3,203
Finished goods	3,353	3,084

	12,871	12,450
Less inventory reserve	(6,637)	(6,348)

Total	$6,234	$6,102

Note 8 – Royalties Receivable

Royalties receivable represents amounts based on royalty reports submitted by licensees covering their product sales made prior to the end of the period and received in cash in the subsequent period.

Note 9 – Property, Plant and Equipment

	June 30, 2008	December 31, 2007
	(in thousands)
Leasehold improvements	$1,824	$4,268
Furniture, fixtures and equipment	6,045	6,171

	7,869	10,439
Less accumulated depreciation	(7,352)	(9,805)

Total	$517	$634

In April 2008, the lease of the facility in New York expired and was not renewed, resulting in a decline in fully depreciated leasehold improvements of $2.4 million.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 – Discontinued Operations

The Company disposed of the Media subsidiary in 1995. However, the Company has a continuing liability with respect to environmental matters pertaining to Media’s sites and activities. The measurement of its obligation and recognition of expense for environmental matters directly related to Media’s operations is accounted for under SFAS No. 5, “Accounting for Contingencies.” On January 10, 2005, Media filed under chapter 11 of the Bankruptcy Code. Based on the Company’s assessment of Media’s financial condition and understanding of its environmental remediation obligations, the Company recorded an estimate of amounts probable of incurrence by the Company for future clean up costs of $2.5 million at December 31, 2004. During the six months ended June 30, 2007, the Company paid $0.2 million against the net liabilities of these discontinued operations. There were no payments made against the net liabilities of these discontinued operations in the six months ended June 30, 2008. The unamortized balance in the net liabilities of discontinued operations pertaining to the environmental matters of the former Media subsidiary totaled $3.0 million at June 30, 2008. In the second quarter of 2008, the Company increased its reserve for environmental remediation costs related to the Seaboard site based on terms contained in a settlement agreement subject to approval by the Bankruptcy Court. The Company expects to be assessed in 2008 its pro rata share of the remediation costs totaling $0.8 million with the balance to be paid out over the next ten years. This obligation has not been discounted to present value. Under the Plan, the Company intends to seek a discharge of its environmental obligations. See Note 3.

In 2001, the Company closed its Internet video operations. During the six months ended June 30, 2008 and 2007, the Company paid $192 thousand and $136 thousand, respectively, against the net liabilities of these discontinued operations. There was no unamortized balance in the net liabilities of discontinued operations pertaining to the former Internet video operations at June 30, 2008. The Company made payments on office leases and received sublet income as it relates to this discontinued operation through April 2008.

A reconciliation of the changes in the net liabilities of the above-discussed discontinued operations for the six months ended June 30, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$2,243	$2,654
Additional provision for loss from discontinued operations	953	—
Net payments made during the period	(192)	(304)

Balance at June 30	3,004	2,350
Liabilities subject to compromise	(3,004)	—

Balance adjusted for liabilities subject to compromise	$—	$2,350

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 – Restructuring Charges (Credits)

Data Systems vacated certain administrative offices in Redwood City, CA in 2001 and 2002 to consolidate operations in order to lower continuing operating expenses, and recorded a net restructuring charge of $4.2 million. In 2003, the Company established an additional reserve of $3.1 million to reflect the inability to sublease the premises due to the continued depressed real estate market. In 2004, the Company decided to seek a buyer for its Colorado Springs manufacturing facility and reutilize, in part, the Redwood City leased facilities that had been charged to restructuring in prior periods. As a result, the Company recognized a restructuring credit of $1.4 million. The Company remeasured the restructuring accrual pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Lease costs associated with the manufacturing activities in Redwood City are charged as incurred to the “Cost of product sales” of Data Systems. During the six months ended June 30, 2008 and 2007, the Company paid and charged the restructuring accrual $0.3 million and $0.3 million, respectively, related to costs associated with the vacated portion of the facilities. The Company has paid and charged the restructuring accrual $5.8 million since the inception of the 2001-2002 restructuring program. The remaining balance in accrued restructuring totaled $0.1 million at June 30, 2008. This obligation has been discounted at 5.5% per annum. The Company expects to make payments as it relates to the remaining balance of accrued restructuring through 2008. The Company evaluates the amount of accrued restructuring costs, including projected sublet income, on a quarterly basis, and it may make additional adjustments in future periods if the Company determines that its actual obligations will differ significantly from remaining amounts accrued.

A reconciliation of the changes in the restructuring liability accounts for the six months ended June 30, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$436	$1,030
Payments made during the period	(290)	(299)

Balance at June 30	$146	$731

Note 12 – Other Accrued Liabilities

	June 30, 2008	December 31, 2007
	(in thousands)
Compensation and employee benefits	$1,883	$2,773
Deferred revenue	1,424	2,722
Customer deposits	38	99
Taxes	224	152
Warranty and other product costs	93	118
Interest payable	2,281	1,411
Other	291	504

Total	6,234	7,779
Liabilities subject to compromise	(2,287)	—

Total adjusted for liabilities subject to compromise	$3,947	$7,779

Under the Plan, certain obligations under Supplemental Retirement Plans, accrued interest payable and certain other liabilities will be cancelled and will receive New Common Stock, or a Lump Sum Cash Payment, as applicable, in full and final satisfaction of such obligations. See Note 3.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in the warranty and other product costs liability account for the six months ended June 30, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$118	$75
Accruals (adjustments)	(8)	62
Settlements made during the period in cash or in kind	(17)	(47)

Balance at June 30	$93	$90

Note 13 – Debt

Notes Payable

	June 30, 2008	December 31, 2007
	(in thousands)
Note payable - other	$15	$15
12% Senior notes	7,102	6,700
Hillside notes payable	53,269	47,249

Total	60,386	53,964
Liabilities subject to compromise	(60,386)	—

Total adjusted for liabilities subject to compromise	$—	$53,964

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

Through June 30, 2008, Hillside made pension contributions totaling $55.1 million pertaining to the Ampex pension plan and the Media pension plan, of which $6.0 million was paid in 2008.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to the Hillside-Ampex/Sherborne Agreement, dated December 1, 1994 (the “Hillside Agreement”), Ampex is required to issue a Hillside Note in the amount of any pension contributions it makes to the Ampex or Media pension plans. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of the notes with the remaining principal due on the fourth anniversary of the notes. Pursuant to amendments to the Company’s senior debt agreements, all principal payments on the Hillside Notes were deferred until various dates occurring after December 31, 2006. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate of 6.51% at June 30, 2008). The Company granted to Hillside a security interest in Data Systems’ inventory and subsequent proceeds from the sale of inventory as collateral for the Hillside Notes. The Hillside Agreement contains certain restrictive covenants which, among other things, restrict the Company’s ability to declare dividends, sell all or substantially all of its assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities. Filing for bankruptcy protection may give rise to an event of default under the Hillside Notes. Accordingly, all Hillside Notes are classified as current obligations of the Company at December 31, 2007 and June 30, 2008. No adjustment to the notes to give effect to the Plan has been reflected in these financial statements.

On July 13, 2007, the Company received notice from Hillside alleging that the Company had breached the Hillside Agreement, and further alleging that if this breach was not cured by July 23, 2007, it would constitute an event of default under the Hillside Agreement, which would entitle Hillside to declare the Hillside Notes immediately due and payable (approximately $45 million) as of that time. The Company notified Hillside that the Company does not believe that any breach had occurred, or that there was any basis for declaring a default under the Hillside Agreement or accelerating the Hillside Notes. Any acceleration of the Hillside Notes, unless waived or rescinded, would have resulted in the occurrence of an event of default under the Senior Notes, and would have entitled holders of the Senior Notes totaling $7.1 million at June 30, 2008 to accelerate the maturity of those obligations.

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

During and after the Standstill Period, the Company and Hillside engaged in negotiations over the terms of a consensual restructuring. Several different proposals were presented and considered by the Company’s officers (the “Management”) and board of directors (the “Board”). The Company also analyzed several other possibilities for reorganizing its capital structure. On January 29, 2008, Hillside delivered a revised restructuring proposal (as the same was amended or modified from time to time, the “Hillside Term Sheet”). The Board and Management reviewed the Hillside Term Sheet and determined that it presented the best option for a consensual restructuring of the Hillside Notes and the best opportunity to maximize value for the Company’s noteholders and perhaps the only opportunity to realize the value of Ampex’s unlicensed patents. The Plan is based on the Hillside Term Sheet, as amended during the course of the Company’s and Hillside’s negotiations. A summary of the terms of the Plan is described in Note 3.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued interest, interest expense and principal transactions for the Senior Notes are as follows:

	Six Months Ended June 30,
	2008	2007
Senior Notes	(in thousands)
Accrued interest, beginning of the period	$288	$283
Interest expense	402	394
Cash payments applied to interest	—	—
Issuance of Notes in lieu of cash payment of interest	(384)	(377)

Accrued interest, end of period	$306	$300

Cash payments applied to principal	$—	$—

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

Maturities of Debt

The following table summarizes the scheduled maturities of the Company’s debt as of June 30, 2008, without considering the debt default and restructuring proposed in the Plan:

Year	(in thousands)
Remainder of 2008	$11,543
2009	1,350
2010	9,850
2011	23,506
2012	14,137

Total	$60,386

Note 14 – Other Liabilities

	June 30, 2008	December 31, 2007
	(in thousands)
Other postemployment benefits	$104	$116
Environmental	89	90
Other, principally due NHI, the former parent	365	531

Total	558	737
Liabilities subject to compromise	(333)	—

Total adjusted for liabilities subject to compromise	$225	$737

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2007, the Company recorded aggregate claims held by NHI against the Company of approximately $505,500, which amount is net of a $76,200 claim held by the Company against NHI. Of this amount, on or about March 27, 2008, approximately $165,700 of this claim was satisfied by the conversion of such amount of the claim into 6,529 shares of the Company’s Class A Common Stock, which stock is intended to be distributed to creditors of NHI pursuant to NHI’s 1994 chapter 11 plan. Of the remaining $339,800 of NHI’s asserted claims against the Company, the Company disputed and, in the context of its chapter 11 case, was granted the objection to the allowance of $307,300 of this amount. The remaining $32,500 of this claim, which the Company does not presently dispute, is intended to be satisfied pursuant to the Company’s Plan in 2008. This $32,500 claim will be classified as a General Unsecured Claim in the Plan. Holders of General Unsecured Claims are contemplated to receive their pro rata share of New Common Stock, unless such holders elect to receive the Lump Sum Cash Payment in full and final satisfaction of their claims. See Note 3.

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

On November 21, 2006, the District Court granted final judgment in favor of Kodak. The Company appealed this decision to the Court of Appeals for the Federal Circuit, and this court ruled on February 7, 2008, affirming the decision of the District Court without opinion. Since the “121” patent expired on April 11, 2006, the Court’s decision will not affect past or future licensing revenues from existing licensees. Kodak filed an unsecured claim in the amount of approximately $145 thousand in the Chapter 11 Cases, which was reduced to $9 thousand pursuant to an order of the Bankruptcy Court entered on July 31, 2008.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. The Company has four environmental investigation, remediation and/or monitoring activities outstanding at June 30, 2008. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although the Company disposed of Media in November 1995, it remains liable with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed for relief under chapter 11 of the Bankruptcy Code. Subsequently Media’s assets were sold for nominal consideration to an investor group that is operating the Company, and is performing mandated clean up activities at the manufacturing facility.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is the Company’s policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. At June 30, 2008, the Company has recorded a liability of $0.1 million for pending environmental liabilities associated with activities by the Company and has recorded a liability with respect to discontinued operations of $3.0 million, of which $0.8 million is classified as a current liability as it is expected to be paid in 2008, for the estimated expenses it projects it will incur with respect to the three Media sites discussed above. In the three months ended June 30, 2008, the Company increased the liability with respect to discontinued operations to increase amounts accrued related to environmental remediation of the Seaboard site, which had been used for waste disposal by the Media operations. During the period, Seaboard agreed to cap Ampex’s pro rata share of remediation costs at $2.3 million, resulting in an increased liability of $1.0 million. The Company is seeking approval of the revised claim from the Bankruptcy Court. Upon emergence from bankruptcy, it is anticipated that Seaboard will elect a Lump Sum Cash Payment and receive $162 thousand in full satisfaction of its claim. The Company does not currently possess sufficient information to reasonably estimate the range of reasonably possible environmental loss in excess of its accruals. The amounts of additional liabilities that may be recorded upon future completion of studies, litigation or settlements could be material to its consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering past experience and existing reserves, the Company does not expect that these environmental matters will have a material effect on its consolidated results of operations in the periods recognized. These liabilities have not been discounted, as neither the amount nor timing of future payments are fixed. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The timing of cash expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

Under the Plan, certain environmental remediation obligations may be cancelled in exchange for New Common Stock after the Company emerges from chapter 11, unless the holders of such claims elect to receive the Lump Sum Cash Payment in full and final satisfaction of their claim. Consummation of the Plan is subject to the satisfaction of certain conditions, including that unasserted governmental and environmental claims will not exceed the maximum amounts specified in the Plan.

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

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 – Related Party Transactions

In November 2006, the Company entered into an office sharing agreement with Sherborne Investors Management LP (“Sherborne LP”) permitting Sherborne LP and certain affiliates to use and occupy a portion of the New York office space, in exchange for Sherborne LP’s payment to the Company of $21,000 per month less certain salary and benefit expenses. Sherborne LP is controlled by Sherborne Investors Management GP, LLC, an entity in which Mr. Bramson, the Company’s former CEO, is the managing member and Mr. McKibben, the Company’s CFO, is a member. Under the agreement, Sherborne LP paid these amounts to the Company from December 2006 until the lease terminated in April 2008. During the six months ended June 30, 2008, Sherborne LP paid the Company a total of $84,000 under this agreement. This agreement expired on April 30, 2008.

Note 17 – Pension and Other Retirement Plans

The following is a summary of pension and other retirement plans:

	June 30, 2008	December 31, 2007
Current Obligations	(in thousands)
Foreign subsidiary plan	$185	$186
Supplemental retirement plan	741	741

Total current pension and other retirement plans	926	927
Liabilities subject to compromise	(741)	—

Total adjusted for liabilities subject to compromise	$185	$927

	June 30, 2008	December 31, 2007
Long-term Obligations	(in thousands)
Ampex pension plan	$39,610	$44,179
Media pension plan	12,032	13,482
Foreign subsidiary plan	2,827	2,663
Supplemental retirement plan	5,993	6,174

Total long-term pension and other retirement plans	60,462	66,498
Liabilities subject to compromise	(5,993)	—

Total adjusted for liabilities subject to compromise	$54,469	$66,498

The remaining pension contributions for the Ampex and Media pension plans due in 2008 and the six months ended June 30, 2009, which are estimated to total $9.6 million, have been excluded from current pension and other retirement plans and have been classified as long-term obligations.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2008	$5,471	$1,621
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314
2013	1,695	509

Total	$33,991	$10,375

Certain of the Company’s employees employed by a foreign subsidiary are covered by an unfunded pension plan maintained in accordance with local laws. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the foreign pension plan were $0.2 million and $2.8 million, respectively, at June 30, 2008. The Company also remains obligated to make supplemental retirement benefit payments to certain retired employees pursuant to plans that were established under prior ownership. Benefit payments are determined based on a percentage of the employee’s compensation and are funded out of cash flow generated by the business. The Company has accrued the actuarial present value of the estimated future payments due under the plans based on the same discount rate and mortality assumption used in the defined benefit plans. Amounts included as a current and long-term obligation in “pension and other retirement plans” for the supplemental retirement programs were $0.7 million and $6.0 million, respectively, at June 30, 2008. Under the Plan, certain supplemental retirement program obligations will be cancelled in exchange for New Common Stock after the Company emerges from chapter 11, unless the holders of such claims elect to receive the Lump Sum Cash Payment in full and final satisfaction of their claim. See Note 3.

The determination of the obligation and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants.

Note 18 – Accumulated Other Comprehensive Loss

The balances of each classification within accumulated other comprehensive income (loss) are as follows:

	Minimum Pension Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(in thousands)
December 31, 2007	$(104,703)	$660	$(104,043)
Current period change	2,079	104	2,183

June 30, 2008	$(102,624)	$764	$(101,860)

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net periodic pension cost for the Ampex and Media pension plans for the six months ended June 30, 2008 is reflected as the current period change in minimum pension liability. The net periodic pension cost for 2008, which is charged to the Consolidated Statements of Operations and Comprehensive Income (Loss) ratably over the year to “Selling and administrative” expenses for the Ampex pension plan and to “Media pension costs” for the Media pension plan, was determined by the Company’s actuary.

Note 19 – Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was immaterial. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. During the six months ended June 30, 2008, there were no changes to the amount of unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company classifies any interest and penalties as income tax expense in its statements of operations. The Company has not recognized any amount of interest or penalties in its statement of operations during the six months ended June 30, 2008 or in its balance sheet as of June 30, 2008.

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

The provision for income taxes for the six month periods ended June 30, 2008 and 2007 included foreign and state income taxes and withholding taxes on royalty revenue. At December 31, 2007, the Company had federal NOLs for income tax purposes of approximately $200 million, expiring in the years 2009 through 2027. In addition, the Company had federal capital loss carryforwards totaling $8.8 million at December 31, 2007, which may be utilized to offset capital gains, if any, generated in future periods. Cancellation of indebtedness arising from the chapter 11 reorganization will reduce the amount of NOL carryforwards by approximately $50 million. The remaining NOL carryforwards may be subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of NOL and credit carry forwards of a loss corporation are limited if there is greater than a 50% cumulative shift in the ownership of its stock. However section 382(l)(5) and section 382(l)(6) of the Internal Revenue Code provide exceptions to the above described limitation if the shift in ownership is as a result of bankruptcy filing under chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of the section 382(l)(5) exception will lose its entire pre-bankruptcy NOLs if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. If the New Common Stock experiences such a shift, the Company will not be able to utilize its NOLs in future years, thereby negatively affecting the value ascribed to the business upon emergence, its cash balances and liquidity. Under section 382(l)(6) NOL carryforwards are limited to an annual amount based on the new equity value of the Company multiplied by the long-term Federal discount rate.

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

There were no intersegment sales or transfers.

	Three Months Ended June 30, 2008
	Recorders	Licensing	Eliminations and Corporate	Totals
		(in thousands)
Revenues from external customers	$5,040	$2,558	$—	$7,598
Interest income	28	—	10	38
Interest expense	2	—	238	240
Depreciation and amortization	48	—	29	77
Segment income (loss)	(206)	2,029	(2,206)	(383)
Expenditures for segment assets	11	—	6	17

	Six Months Ended June 30, 2008
	Recorders	Licensing	Eliminations and Corporate	Totals
		(in thousands)
Revenues from external customers	$9,549	$5,057	$—	$14,606
Interest income	73	—	20	93
Interest expense	2	—	1,340	1,342
Depreciation and amortization	95	—	107	202
Segment income (loss)	(795)	3,515	(5,571)	(2,851)
Segment assets	24,893	—	(1,875)	23,018
Expenditures for segment assets	99	—	—	99

	Three Months Ended June 30, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
		(in thousands)
Revenues from external customers	$5,685	$2,520	$—	$8,205
Interest income	94	—	8	102
Interest expense	—	—	1,005	1,005
Depreciation and amortization	38	—	78	116
Segment income (loss)	525	1,805	(3,080)	(750)
Expenditures for segment assets	11	—	6	17

AMPEX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2007
	Recorders	Licensing	Eliminations and Corporate	Totals
		(in thousands)
Revenues from external customers	$13,389	$7,213	$—	$20,602
Interest income	190	—	17	207
Interest expense	—	—	1,931	1,931
Depreciation and amortization	77	—	157	234
Segment income (loss)	2,073	5,707	(6,051)	1,729
Segment assets	23,381	—	749	24,130
Expenditures for segment assets	16	—	6	22

A reconciliation of “Segment income (loss)” to “Net income (loss)” as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2008	2007	2008	2007
	(in thousands)
Segment income (loss) reported above	$(383)	$(750)	$(2,851)	$1,729
Reorganization costs	(2,873)	—	(4,057)	—
Loss from discontinued operations	(953)	—	(953)	—
Provision for income taxes	(4)	(9)	(164)	(15)

Net income (loss)	$(4,213)	$(759)	$(8,025)	$1,714

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

Chapter 11 Reorganization

On March 30, 2008, Ampex Corporation and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We have continued to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On April 16, 2008, the United States Trustee for the Southern District of New York appointed a committee to represent the interests of unsecured creditors in the Debtors’ chapter 11 cases (the “Chapter 11 Cases”).

On March 31, 2008, April 1, 2008, and April 22, 2008, the Bankruptcy Court entered certain orders that permit us to pay certain prepetition employee salary and benefit obligations, as well as certain vendor obligations. On March 31, 2008, the Bankruptcy Court also entered an order authorizing us to continue to honor our customer warranties and other programs in the ordinary course of business. On June 26, 2008, the Bankruptcy Court approved a stipulation among the Debtors and certain creditors holding a majority of our secured debt and our largest unsecured creditor (the “Consenting Holders”) authorizing the use of cash claimed as collateral (“Cash Collateral”) by such lenders, subject to certain terms and conditions.

On or about March 30, 2008, we filed a pre-negotiated plan of reorganization (as amended, the “Plan”) and related disclosure statement (as amended, the “Disclosure Statement”). The Bankruptcy Court approved the Disclosure Statement, as amended, on June 11, 2008, and authorized the Debtors to solicit votes to accept or reject the Plan from certain creditors. Solicitation commenced on June 18, 2008. On July 9, 2008, the Debtors filed a modified Plan which incorporated, among other things, certain changes to the lump sum cash payment election available to the holders of allowed general unsecured claims (the “Plan Modifications”). On July 14, 2008, the Bankruptcy Court approved a supplement to the Disclosure Statement related to the Plan Modifications and authorized the re-solicitation of the holders of certain general unsecured claims. Prior to filing petitions for relief under chapter 11, we negotiated the terms of the Plan with and obtained the support of the Consenting Holders and subsequently received the support of the Creditors’ Committee. This support is evidenced by the Plan Support Agreement (as amended from time to time, the “PSA”).

All creditors entitled to vote on the Plan overwhelmingly voted in favor of the Plan. On July 31, 2008, the Bankruptcy Court entered an order confirming the Plan. We anticipate that all remaining conditions to consummation of the Plan will be able to be satisfied and that Ampex and its U.S. subsidiaries will emerge from chapter 11 within the next few months. However, there are a number of risks related to consummation of the Plan that could impact our ability to continue as a going concern. See “Item 1A. Risk Factors,” below.

The consolidated financial statements as of June 30, 2008 and December 31, 2007 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan and the adoption of fresh-start accounting. Legal expenses incurred in connection with the restructuring of our 12% Senior Notes due August 15, 2008 (the “Senior Notes”) and our Notes issued to Hillside Capital Incorporated (the “Hillside Notes”) and in preparing for the Chapter 11 Cases, have been reported separately as “Reorganization Costs” in our consolidated statements of operations.

Plan of Reorganization

The overall purpose of the Plan is to provide for the restructuring of our liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Company after it emerges from chapter 11 (“Reorganized Ampex”) by de-levering the Company, providing additional liquidity and arranging a long-term financing solution to future pension contributions that does not over-leverage us in future years. At June 30, 2008, we had outstanding debt totaling $62.6 million, which consisted of $7.1 million of Senior Notes, and $55.5 million of principal and interest outstanding under the Hillside Notes. Under the terms of the Hillside Notes, $4.7 million is due currently and another $4.5 million of principal and interest is due at various times in 2008. Substantial debt service under the Hillside Notes is due in 2009 and beyond. As more fully explained in Note 13, the Hillside Notes were issued pursuant to the terms of a funding agreement by and between Hillside, the Company and certain other parties, in connection with a settlement agreement between the Company, Hillside and the Pension Benefit Guaranty Corporation (“PBGC”) whereby Hillside Capital Incorporated (“Hillside”) is jointly and severally obligated along with us to make pension contributions under the Ampex pension plan and the pension plan of our former subsidiaries (the “Media pension plan”) in the event that we are unable to make such payments. Pension contributions under these plans from 2008 through 2013 are estimated to total approximately $44 million.

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

All three elements of this Credit Agreement (i.e., the $10.5 million of debt in exchange for Hillside’s secured claim, the $5 million in new borrowings, and any amounts borrowed on account of the future required contributions or termination liability under the pension plans satisfied by Hillside) shall be equal to an aggregate amount not to exceed $25 million outstanding under the Credit Agreement. Thereafter, the Debtors will issue to Hillside new preferred stock of Reorganized Ampex (the “New Preferred Stock”) in the amount of each required contribution made by Hillside to the pension plans. At the time of Plan confirmation, Hillside has already made the April and July pension contributions.

The loans under the Credit Agreement will bear interest at 10% per annum. The balance of amounts outstanding under the Credit Agreement will be repayable, under various terms of the Credit Agreement, in annual installments ranging from $2.9 million to $5.0 million beginning in September 2010.

The holders of the Senior Notes will receive amended senior notes in the amount of the outstanding portion of their claims held on account of the Senior Notes on the effective date of the Plan.

Under the Plan, it is contemplated that unsecured creditors, who include, but are not limited to, the Company’s trade creditors, Hillside with respect to its unsecured claims, certain participants in our Supplemental Retirement Plans and holders of claims arising from environmental remediation obligations, will receive shares of new common stock in Reorganized Ampex (“New Common Stock”) or, creditors other than Hillside may receive at their option, cash that equals the greater of: (a) the cash equal to the percentage of recovery that such creditor would have received had there been no cash election, up to a maximum payment of $5,000; or (b) 7% of the allowed amount of the unsecured claim (“Lump Sum Cash Payment”). Shares of New Common Stock are not expected to be registered or traded on any public exchange.

Under the Plan, all of the Company’s existing common stock (“Common Stock”), stock options, and restricted stock awards will be cancelled upon emergence. Upon the Company’s emergence from chapter 11, the New Common Stock will not be publicly traded. Holders of existing Common Stock, stock options or restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan, holders of existing Common Stock that do not object to the Plan will be eligible to receive certain contingent payments rights (“CPRs”) that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the Reorganized Debtors, the holders of the CPRs will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering the CPRs. There can be no assurance that the Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of these rights. The Debtors do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

The cancellation of our Common Stock and the issuance of New Common Stock to certain of our unsecured creditors, as contemplated by the Plan, will result in a change of control of Ampex. Upon consummation of the Plan, it is contemplated that Hillside, which is currently our largest unsecured creditor, will own at least 80% of the New Common Stock, and will be entitled to appoint all of the members of our Board of Directors. Accordingly, due to the anticipated change of control and the pendency of the Chapter 11 Cases, we expect that we will not have a 2008 Annual Meeting of Stockholders.

As a result of the filing of the Chapter 11 Cases, our Common Stock was suspended from trading on the Nasdaq Stock Market on May 8, 2008, and was delisted on July 21, 2008. The Common Stock is currently trading on the Pink Sheets. Although one or more market makers may apply to quote the Common Stock on the OTC Bulletin Board, we cannot assure you that they will do so, or that the Common Stock will be eligible for quotation on the OTC Bulletin Board. Under the Plan, the Common Stock is expected to be canceled upon emergence from chapter 11.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2009.

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

We must assess the likelihood that we will be able to recover our deferred tax assets and net operating loss carryforwards. We must increase our provision for taxes by recording a valuation allowance against the deferred tax assets and net operating loss carryforwards that we estimate will more likely than not ultimately not be recoverable. Although we reported net income in 2005 and 2007, we have reported losses in recent years and during 2006 and for the six months ended June 30, 2008. Accordingly, we cannot determine that it is more likely than not that we will recover our deferred tax assets and net operating loss carryforwards, and therefore have established a valuation allowance equal to such assets. If we recognize and/or realize deferred tax assets or net operating loss carryforwards in subsequent years, through absorption of taxable income or reversal of deferred tax asset reserves, our tax provision in that period will be less than the statutory tax rate.

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

Environmental Liabilities

Our facilities and business practices are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Also, we have continuing liability with respect to environmental contamination related to the facilities and disposal activities of our former Media subsidiary. We are engaged in a number of environmental investigations, remediation and/or monitoring activities, some of which involve the participation of state and local government agencies. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable in accordance with AICPA Statement of Position No. 96-1: “Environmental Remediation Liabilities.” We continually assess these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the extent of environmental damage and our pro rata participation, if applicable, the most desirable remediation techniques and the time period during which the cleanup costs may be incurred. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or other changes. In the second quarter of 2008, we increased our reserve for environmental remediation costs related to the Seaboard site based on terms contained in a settlement agreement subject to approval by the Bankruptcy Court. For a discussion of our contingencies related to environmental matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Note 15 of Notes to Unaudited Consolidated Financial Statements.

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

The following table shows (i) licensing revenue generated by our Licensing segment, (ii) revenue generated by our Recorders segment through sales of Data Systems’ products by product group and (iii) service revenue generated by our Recorders segment for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Licensing Segment
Running licensing revenues	$2.6	$2.5	$5.1	$5.3
Prior period and prepaid licensing revenues	—	—	—	1.9

Total licensing revenues	$2.6	$2.5	$5.1	$7.2

Recorders Segment
Data acquisition and instrumentation recorders	$2.4	$2.7	$3.8	$7.0
Mass data storage tape drives and library systems	0.8	0.9	1.7	1.9
Service revenue	1.6	1.8	3.1	3.6
Other (including professional video products)	0.2	0.3	0.9	0.9

Total net product and service revenue	$5.0	$5.7	$9.5	$13.4

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Licensing Revenue. Licensing revenue is derived from royalties that we receive from licensing our patents. Licensing revenue in the three and six months ended June 30, 2008 totaled $2.6 million and $5.1 million and in the three and six months ended June 30, 2007 totaled $2.5 million and $7.2 million, of which $1.9 million related to negotiated settlements covering a prepayment of royalty obligations through 2011. All other royalties were running royalties which are based on quarterly sales by the licensees reported to the Company within 60 days after the end of the respective quarter, substantially all of which was earned from manufacturers of digital camcorders. Due to one-time royalty settlements covering prior and future periods, the expiration of certain patents and the terms and periods covered by licensing agreements, licensing revenues are not comparable between the periods presented and are not indicative of licensing revenues to be received in future periods.

Our relevant digital imaging patents were developed when we manufactured still stores, video special effects products and digital videotape recorders, which we sold into the professional broadcast and postproduction markets in prior years. As discussed above, these patents have expiration dates through 2014. After they expire, our future licensing revenues are expected to decline materially.

Product Revenue. Product revenue generated by our Recorders segment decreased to $3.5 million and $6.5 million in the three and six months ended June 30, 2008 from $3.9 million and $9.8 million in the three and six months ended June 30, 2007. During these periods product revenue was principally derived from sales of our DDRs and DSRs instrumentation recorders, which are disk-based and solid state memory-based data acquisition recorders used in intelligence gathering activities and airframe flight certification. Revenues in the three and six months ended June 30, 2008 from these new data acquisition recorders declined to $2.3 million and $3.5 million from $2.5 million and $6.5 million in the three and six months ended June 30, 2007. The decline in product revenue in 2008 from 2007 is due to the completion of a multi-year contract with The Boeing Company for our new disk- and solid state-based data instrumentation recorders used in the development of the 787 airplane. In the second quarter of 2008, we received a $3.2 million order from The Boeing Company to provide new disk- and solid state-based instrumentation recorders, of which we delivered $0.7 million in the three months ended June 30, 2008 and expect the remainder to be delivered over the next several quarters. Government agencies and defense contractors have historically experienced significant pressure to reduce spending and we expect them to experience such pressure in the future, which may lead to further sales declines.

Our backlog of firm orders was $4.3 million at June 30, 2008 and $2.7 million at December 31, 2007. We typically operate with low levels of backlog, requiring us to obtain the majority of each period’s orders in the same period that they must be shipped to the customer. Historically, a small number of large orders have significantly impacted sales levels and often orders are received late in the quarter, making it difficult to predict revenue levels in future periods.

Service Revenue. Total service revenue generated by our Recorders segment in the three and six months ended June 30, 2008 was $1.6 million and $3.1 million compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2007. We expect that service revenue will decline over time as older tape-based products are replaced with newer disk- or solid state memory-based instrumentation recorders which require less service.

Intellectual Property Costs. Intellectual property costs include external legal costs, amounts paid to external consultants as well as certain internal costs, described below, pertaining to efforts to monetize our patents. Intellectual property costs also include external accounting costs incurred in investigating the validity and enforceability of our patents and auditing royalty reports. Intellectual property costs fluctuate widely between periods based primarily on whether or not we are pursuing patent litigation. During the years ended 2007, 2006 and 2005, we incurred significant external legal costs in preparing for patent enforcement suits in the International Trade Commission (“ITC”) and in the District Court that totaled $0.5 million, $8.6 million and $9.5 million, respectively. Our external litigation costs related to patent infringement are expected to remain at low levels during 2008. While our strategy is to negotiate reasonable royalty agreements, we may seek to enforce our patents by instituting additional litigation against other manufacturers of digital still cameras and other products where our technology is being used, if licensing agreements are not completed on satisfactory terms. There is no direct cost of goods sold associated with licensing revenue. We have an internal staff of lawyers, engineers and employ outside contractors that are principally involved in negotiating and monitoring our licensing agreements. Their compensation, travel expenditures and other direct costs are included as intellectual property costs. We do not allocate any general corporate overhead to our Licensing segment. Compensation includes incentive payments under long-term incentive plans earned by our employees based on amounts collected from our licensees. Beginning in 2007 we engaged independent patent research and evaluation companies to appraise our intellectual property and to identify third parties that might be interested in forming joint ventures or otherwise help us monetize our intellectual property. However, these efforts have not resulted in any new license agreements or patent related revenues to date, and we cannot assure you that they will do so in the future.

Cost of Product Revenue. Cost of product sales includes the cost of materials, labor and overhead incurred in the manufacture of our products. Cost of product sales as a percentage of product revenue was 52.8% and 57.3% in the three and six months ended June 30, 2008 compared to 49.0% and 49.3% in the three and six months ended June 30, 2007. Our cost of product sales percentage fluctuates based on a number of factors, including the volume and mix of product shipped in the period. The increase in the cost of product revenue percentage in 2008 when compared to 2007 was due to the decreased sales volume in 2008, which resulted in lower absorption of fixed manufacturing costs.

Cost of Service Revenue. Cost of service revenue includes materials and labor used in maintaining and repairing our customers’ systems that we provide under service contracts. Cost of service revenue as a percentage of service revenue was 32.2% and 33.4% in the three and six months ended June 30, 2008 compared to 29.1% and 28.7% in the three and six months ended June 30, 2007. The cost of service revenue fluctuates based largely on the level of services we provide to repair or replace equipment in a particular period and the cost of material used to repair or replace such equipment.

Research, Development and Engineering Expenses. All of our research, development and engineering expenses relate to our Recorders segment. The increase in research, development and engineering expenditures during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is due primarily to an increase in engineering personnel coupled with costs incurred to produce peripheral products to enhance the DDRs ruggedized disk- and DSRs solid state memory-based data acquisition recorders. Such costs are expected to continue to increase as we develop new and enhanced products.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $3.5 million and $7.0 million in the three and six months ended June 30, 2008 from $3.6 million and $7.3 million in the three and six months ended June 30, 2007. Selling and administrative expenses for the Recorders segment and the unallocated corporate administrative expenses (no corporate administrative expenses are allocated to the Licensing segment) are shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Recorders segment	$1.7	$1.6	$3.1	$3.3
Corporate	1.8	2.0	3.9	4.0

Total	$3.5	$3.6	$7.0	$7.3

The principal components of corporate selling and administrative expense are listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S. and foreign pension expense	$0.9	$0.7	$1.8	$1.5
Legal and accounting fees	0.3	0.3	0.5	0.6
Corporate salaries and benefits	0.2	0.4	0.5	0.7
Stock based compensation expense	0.1	0.1	0.2	0.2

Beginning in 2006, we began to expense the fair value of stock options and restricted stock awards over the period such options and awards vest. We expensed $0.1 million and $0.2 million in each of the three and six months ended June 30, 2008 and 2007.

Reorganization Costs. To date, we have incurred legal costs of $4.7 million in connection with the restructuring of our liabilities, of which $4.1 million was incurred during the six months ended June 30, 2008. We expect to incur significant additional reorganization costs during the remainder of 2008 while we are in chapter 11 which will be funded in part by additional financing supplied by Hillside upon emergence. See “Plan of Reorganization.”

Operating Income (Loss). We reported an operating loss of $2.9 million and $5.3 million in the three and six months ended June 30, 2008 compared to an operating income of $0.2 million and $3.6 million for the three and six months ended June 30, 2007. The operating income (loss) for the Licensing segment, Recorders segment and corporate administrative expenses is shown in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Licensing segment	$2.1	$1.8	$3.5	$5.7
Recorders segment	(0.2)	0.4	(0.9)	1.9
Unallocated corporate	(4.8)	(2.0)	(7.9)	(4.0)

Operating income (loss)	$(2.9)	$0.2	$(5.3)	$3.6

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

Interest Expense. Interest expense decreased to $0.2 million and $1.3 million in the three and six months ended June 30, 2008 compared to $1.0 million and $1.9 million in the three and six months ended June 30, 2007, as we have discontinued accruing interest on the Hillside Notes while we are in chapter 11. We made cash payments of interest totaling $0.7 million and $1.4 million in the three and six months ended June 30, 2007. We did not make any interest payments in the three and six months ended June 30, 2008. Interest on the Senior Notes of $0.4 million and $0.4 million not paid in cash in the six months ended June 30, 2008 and 2007, respectively, was capitalized and added to the principal amount of the related debt obligation.

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

Provision for Income Taxes. The provision for income taxes in the three and six months ended June 30, 2008 and 2007 included foreign and state income taxes and withholding taxes on royalty revenue generated in certain Far East locations. At December 31, 2007, we had federal NOLs for income tax purposes of approximately $200 million, expiring in the years 2009 through 2027. In addition, we have federal capital loss carryforwards totaling $8.8 million at December 31, 2007, which may be utilized to offset capital gains, if any, generated in future periods. Cancellation of indebtedness arising from the chapter 11 reorganization will reduce the amount of NOL carryforwards by approximately $50 million. The remaining NOL carryforwards may be subject to limitation under U.S. and state income tax laws. Pursuant to these loss limitation rules, the utilization of NOL and credit carryforwards of a loss corporation are limited if there is greater than a 50% cumulative shift in the ownership of its stock. However section 382(l)(5) and section 382(l)(6) of the Internal Revenue Code provide exceptions to the above described limitation if the shift in ownership is as a result of bankruptcy filing under chapter 11 of the Bankruptcy Code. A taxpayer that takes advantage of the section 382(l)(5) exception will lose its entire pre-bankruptcy NOLs if within a period of two years from the date of the first shift in the ownership of its stock, it experiences a second shift in ownership that is greater than 50%. If the New Common Stock experiences such a shift, we will not be able to utilize our NOLs in future years, thereby negatively affecting the value ascribed to the business upon emergence, our cash balances and liquidity. Under section 382(l)(6) NOL carryforwards are limited to an annual amount based on the new equity value of the company multiplied by the long-term Federal discount rate.

Loss from Discontinued Operations. In the three and six months ended June 30, 2008, we increased the liability with respect to discontinued operations to increase amounts accrued related to environmental remediation of the Seaboard site, which had been used for waste disposal by the Media operations. During the period, Seaboard agreed to cap our pro rata share of remediation costs at $2.3 million, resulting in an increased liability of $1.0 million. We are seeking approval of the revised claim from the Bankruptcy Court. Upon emergence from bankruptcy, it is anticipated that Seaboard will elect a Lump Sum Cash Payment and receive $162 thousand in full satisfaction of its claim. In the three and six months ended June 30, 2007, there was no adjustment to the net liabilities for discontinued operations required. See Note 10 of Notes to Unaudited Consolidated Financial Statements.

Net Income (Loss). We reported a net loss of $4.2 million and $8.0 million in the three and six months ended June 30, 2008 and net loss of $0.8 million and net income of $1.7 million in the three and six months ended June 30, 2007, primarily as a result of the factors discussed above.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency transaction adjustments resulting from our foreign operations.

Inflation and Changing Prices. We do not believe that inflation or changing prices have had any material impact on our product and service revenue, licensing revenue or income from continuing operations for the periods ended June 30, 2008 and 2007.

Liquidity and Capital Resources

General. Our cash balance at June 30, 2008 totalled $10.9 million, of which our foreign subsidiaries held $2.6 million. The foreign subsidiaries’ cash balances are generally required to fund their working capital requirements and for other obligations and cannot be remitted to the parent company. Substantially all cash generated by our Licensing segment in excess of related operating expenses and certain other expenses, including patent litigation costs, is first required to be applied to reduce debt, which at June 30, 2008 totaled $62.6 million. During 2007, we initiated discussions with Hillside to restructure the Hillside Notes which ultimately lead to the commencement of our Chapter 11 Cases. The Plan, which is more fully described above under “Plan of Reorganization,” has received the support of the holders of a majority of our secured debt, our largest unsecured creditor and the Unsecured Creditors’ Committee. On July 31, 2008 the Bankruptcy Court entered an order confirming the plan of reorganization. All creditors entitled to vote on the Plan overwhelmingly voted in favour of the Plan. We anticipate that all remaining conditions to consummation of the Plan will be able to be satisfied and Ampex will emerge from bankruptcy within the next few months with a viable capital structure and sufficient liquidity to remain a going concern. However, there are a number of risks related to the consummation of the Plan that could impact our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern. The Plan is subject to certain deadlines, approvals and other contingencies, which are more fully described in our Form 10-K and Part II, “Item 1A. Risk Factors” below.

Cash Flow. We used cash from continuing operating activities totaling $3.7 million and $6.4 million in the six months ended June 30, 2008 and 2007, respectively, due largely to significant pension contributions, patent litigation costs, reorganization costs and interest expense. Cash used by discontinued operations totaled $0.2 million and $0.3 million in each of the six months ended June 30, 2008 and 2007, respectively.

Under the Plan, our current debt levels will be substantially reduced. Hillside will continue to be jointly and severally obligated to make pension contributions under our defined benefit plans. Future contributions from 2008 through 2013 are projected to total approximately $44 million. Hillside will provide additional funding to us in the form of new senior loans under the Credit Agreement upon emergence from chapter 11 and may be deemed to have issued additional new senior loans if it makes future pension contributions. However, new senior loans issued under the Credit Agreement will be capped at $25 million and, thereafter, the Company will issue to Hillside New Preferred Stock of the Company in satisfaction of future pension contributions that have been made by Hillside.

We also expect to incur certain reorganization costs in connection with the Chapter 11 Cases.

Debt. As of June 30, 2008 we had outstanding approximately $62.6 million of total debt and interest, which includes approximately $7.1 million of Senior Notes and $55.5 million of Hillside Notes. See “Plan of Reorganization” above for a more detailed discussion of the restructuring proposal of our outstanding debt securities included in the Plan. The Plan has received the support of the holders of a majority of our secured debt, our largest unsecured creditor and the Creditors’ Committee.

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

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
Remainder of 2008	$5,471	$1,621
2009	5,736	1,788
2010	7,386	2,288
2011	6,366	1,855
2012	7,337	2,314
2013	1,695	509

Total	$33,991	$10,375

Pension contributions are payable quarterly in April, July and October of the current year, and January and September following the plan year. Pension contributions payable in the remainder of 2008 are estimated as follows:

	Estimated Contributions
	Ampex Pension Plan	Media Pension Plan
	(in thousands)
July 2008	$1,642	$536
September 2008	1,637	553
October 2008	2,192	532

	$5,471	$1,621

Hillside made the July 2008 contributions to the Ampex and Media pension plans.

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

Off-Balance Sheet Arrangements. During the six months ended June 30, 2008 and 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that our Management believes is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in management’s evaluation that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

On March 30, 2008, the Company and its U.S. subsidiaries commenced the jointly administered Chapter 11 Cases under the caption In re Ampex Corporation, et al., Case No. 08-11094. For more information about the Chapter 11 Cases, see Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Reorganization” above.

In October 2004, we initiated litigation against Eastman Kodak Company (“Kodak”) for its infringement of one of our patents, the “121” patent, in the ITC and also, at the same time, in the District Court. In the International Trade Commission (“ITC”) proceeding, the remedies available would have been to bar Kodak from the importation or sale of digital still cameras or in certain circumstances to require Kodak to post a forfeitable bond on digital still cameras imported into the United States, in each case for the life of the “121” patent which expired in April 2006. In the separate District Court case, we sought monetary damages for infringement of the patent from August 2001 (the date on which we gave notice of infringement) through April 11, 2006, the date the patent expired. The ITC case was withdrawn to enable the District Court case to proceed. On November 21, 2006, the District Court granted final judgment in favor of Kodak. We appealed this decision to the Court of Appeals for the Federal Circuit, and this court ruled on February 7, 2008, affirming the decision of the District Court without opinion. Kodak filed an unsecured claim in the amount of approximately $145 thousand in the Chapter 11 Cases, which was reduced to $9 thousand pursuant to an order of the Bankruptcy Court entered on July 31, 2008.

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

Owners and occupiers of sites containing hazardous substances, as well as generators and transporters of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for investigative and cleanup costs and damages arising out of past disposal activities. We have four environmental investigations, remediation and/or monitoring activities outstanding at June 30, 2008. Three sites are associated with the operations of Media while the fourth relates directly to a disposal activity of the Company. Some of these activities involve the participation of state and local government agencies. Although we sold Media in November 1995, we have continuing liability with respect to environmental contamination at these sites if Media fails to discharge its responsibilities with respect to such sites. On January 10, 2005, Media filed under chapter 11 of the Bankruptcy Code. During the six months ended June 30, 2007, we spent a total of approximately $0.2 million in connection with environmental investigation, remediation and monitoring activities. We expect certain of these liabilities to be resolved through the Chapter 11 Cases claims’ process.

Because of the inherent uncertainty as to various aspects of environmental matters, including the extent of environmental damage, the most desirable remediation techniques and the time period during which cleanup costs may be incurred, it is not possible for us to estimate with certainty the ultimate costs to be incurred with respect to the currently pending environmental matters referred to above. At June 30, 2008, we had an accrued liability of $0.1 million for pending environmental liabilities associated with activities by us and $3.0 million of net liabilities for discontinued operations for the estimated liabilities we may incur with respect to former Media sites discussed above. In the three months ended June 30, 2008, we increased the liability with respect to discontinued operations to increase amounts accrued related to environmental remediation of the Seaboard site, which had been used for waste disposal by the Media operations. During the period, Seaboard agreed to cap our pro rata share of remediation costs at $2.3 million, resulting in an increased liability of $1.0 million. We are seeking approval of the revised claim from the Bankruptcy Court. Upon emergence from bankruptcy, it is anticipated that Seaboard will elect a Lump Sum Cash Payment and receive $162 thousand in full satisfaction of its revised claim. Although we do not currently possess sufficient information to estimate with certainty the ultimate costs to be incurred upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position. These liabilities have not been discounted. Under the Plan, we intend to seek a discharge of our environmental obligations.

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

Our ability to emerge from chapter 11 as a going concern is conditioned upon compliance with certain conditions that are beyond our control.

Our ability to continue operating as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with viable and profitable operations and with adequate liquidity. We believe the Plan will achieve these objectives. All creditors entitled to vote on the Plan voted overwhelmingly in favor of the Plan and the Bankruptcy Court has confirmed the Plan. However, consummation of the Plan is subject to the satisfaction of certain conditions, which are not within our control. These include the requirements that certain unasserted governmental and environmental claims will not exceed the maximum amounts specified in the Plan. Based upon information available to us at this time, we believe that we will be able to satisfy these conditions to consummation of the Plan, and will be able to emerge from chapter 11 within the next few months. However, if these conditions are not met, we may be unable to pay our debts as presently scheduled, which would require us to seek protection in chapter 11 without the support of our creditors and could force us to liquidate the Company under chapter 7 of the Bankruptcy Code due to our limited unencumbered available resources. Accordingly, we may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

Our bankruptcy reorganization may negatively impact our future operations.

The Plan, as confirmed on July 31, 2008, provides that all unsecured creditors, including the Company’s trade creditors, will be entitled to receive at their option either a pro rata share of the New Common Stock or a Lump Sum Cash Payment, as defined above, in full satisfaction of their claims. We believe we will be able to emerge from chapter 11 before the end of 2008 with a viable capital structure and with sufficient liquidity to continue operating as a going concern.

Upon emergence, the Plan provides that we will enter into a new credit agreement with our largest unsecured creditor, Hillside Capital Inc. (“Hillside”), to provide exit financing. Under this facility, we will be entitled to borrow up to $25 million of additional funds, and repayment of borrowed amounts may be deferred until 2010. The credit agreement contains certain terms and conditions, including restrictions on incurring additional indebtedness. In the event that we need to raise additional funds in excess of $25 million to fund future pension obligations, we will be able to issue to Hillside shares of New Preferred Stock, which will entitle Hillside to exercise certain rights, including control of our Board of Directors. We believe that the credit agreement and the ability to issue the New Preferred Stock will provide us with adequate liquidity to conduct our operations upon emergence from chapter 11, and that we will be able to comply with the terms and conditions of these agreements. However, if we are unable to satisfy these terms and conditions in the future, or if these arrangements do not provide adequate liquidity, our ability to raise additional funds may be impaired, which could affect our ability to continue as a going concern.

Although we have not experienced significant disruption in our relationships with suppliers, vendors or employees as a result of the Chapter 11 Cases, they could in the future adversely affect our ability to retain existing customers, attract new customers, maintain contracts that are critical to our operations, and to retain key executives, managers and employees.

As a result of the Chapter 11 Cases, our Common Stock was delisted from Nasdaq.

As a result of the filing of the Chapter 11 Cases, our Common Stock was suspended from trading on the Nasdaq Stock Market on May 8, 2008, and was delisted on July 21, 2008. The Common Stock is currently trading on the Pink Sheets. Although one or more market makers may apply to quote the Common Stock on the OTC Bulletin Board, we cannot assure you that they will do so, or that the Common Stock will be eligible for quotation on the OTC Bulletin Board. Under the Plan, the Common Stock is expected to be canceled upon emergence from chapter 11.

The existing Common Stock of the Company is contemplated to be cancelled pursuant to the Plan and may have no value. Our current shareholders may be entitled to receive rights to future payment upon consummation of the reorganization.

Under the Plan, all of the Debtors’ existing Common Stock, stock options, warrants and unvested restricted stock awards will be cancelled upon emergence from chapter 11. Upon the Debtors’ emergence from chapter 11, certain unsecured creditors will have the option to receive shares of New Common Stock or a Lump Sum Cash Payment. The New Common Stock will not be publicly traded. Holders of existing Common Stock, stock options, warrants or unvested restricted stock awards will receive no distribution. Although holders of existing Common Stock will not receive any distributions on account of their interests, as a result of the compromises and settlements set forth in the Plan, holders of existing Common Stock, including restricted stock, who did not object to the Plan will be eligible to receive CPRs (defined below) that provide for the pro rata distribution of net cash proceeds from new licensing and other monetization initiatives related to the Debtors’ intellectual property after amounts required to retire all outstanding debt, preferred stock and scheduled pension contributions and other obligations are first recovered. Once net cash proceeds totaling approximately $83.8 million have been received by the newly reorganized Debtors after they emerge from chapter 11 (“Reorganized Debtors”), the holders of these rights will be entitled to receive their pro rata share of 50% of all subsequent proceeds related to the Debtors’ intellectual property as set forth above, net of expenses of administering the CPRs (the “Contingent Payment Rights” or “CPRs”). There can be no assurance that the Debtors will be able to generate any future licensing revenue or other proceeds from other monetization initiatives or, if they do, whether they will attain sufficient levels required to provide for distributions to the holders of the CPRs. We do not believe that the CPRs will constitute securities; the CPRs will not be registered and will have limited rights of transferability.

Implementation of the Plan will result in a Change of Control.

The cancellation of our existing Common Stock and the issuance of New Common Stock to certain of our creditors, as contemplated by the Plan, will result in a change of control of the Debtors. Upon emergence from chapter 11, our largest unsecured creditor, Hillside, will own at least 80% of the New Common Stock of reorganized Ampex. As the majority holder, Hillside will be able to exercise substantial influence over the Company, and will control our Board of Directors. Certain other creditors who did not elect the Lump Sum Cash Payment may also receive shares of New Common Stock but, by virtue of Hillside’s 80% interest, will hold a minority interest. The terms of the New Common Stock contain certain restrictions, included restrictions on such minority holders’ rights to transfer their shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the second quarter of 2008 that were not registered under the Securities Act, and there were no purchases of any shares of our Common Stock made by or on behalf of Ampex or any of our “affiliated purchasers” (as defined in Rule 10b-18(a) (3) of the Exchange Act) during the second quarter of 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

During the period 2001 through June 2008, Hillside made pension contributions totaling $55.1 million pertaining to our pension plan and the Media pension plan, of which $6.0 million was paid in 2008, $19.0 million was paid in 2007 and $9.5 million was paid in 2006. Additional pension contributions totaling approximately $44 million are also scheduled to be paid to our pension plans over the next several years, which Hillside may be required to fund, depending on our liquidity.

Prior to our filing for chapter 11, when Hillside was required to make all or a portion of the above pension contributions, we issued Hillside Notes in the amount of its pension contribution. Under the terms of the Hillside Notes, $150,000 of principal is due on the first anniversary of each of the notes with the remaining principal due on the fourth anniversary of the Notes. The Hillside Notes provide for interest paid quarterly at 1 percent plus 175% of the applicable mid-term federal rate (effective rate 6.51% at June 30, 2008). We granted to Hillside a security interest in Data Systems’ inventory and subsequent proceeds from the sale of inventory as collateral for the Hillside Notes. The Hillside Notes contain certain restrictive covenants which, among other things, restrict our ability to declare dividends, sell all or substantially all of our assets or commence liquidation, or engage in specified transactions with certain related parties, breach of which could result in acceleration of our potential termination liabilities.

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

There is no information required to be disclosed in a report on Form 8-K during the second quarter of fiscal 2008 that was not so reported.

ITEM 6.	EXHIBITS

The Exhibits filed with this Report are listed in the Exhibit Index included elsewhere herein and which is hereby incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ampex Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPEX CORPORATION

Date: August 14, 2008	/s/ D. GORDON STRICKLAND
D. Gordon Strickland
Chairman, President and Chief Executive Officer

Date: August 14, 2008	/s/ CRAIG L. McKIBBEN
Craig L. McKibben
Vice President, Chief Financial Officer and Treasurer

AMPEX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	First Modified Third Amended Joint Chapter 11 Plan of Reorganization for Ampex Corporation and its Affiliated Debtors, dated July 31, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2008 and incorporated herein by reference).

2.2	Disclosure Statement with Respect to Third Amended Joint Chapter 11 Plan of Reorganization for Ampex Corporation and its Affiliated Debtors, dated June 11, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 8, 2008 and incorporated herein by reference).

2.3	Supplement to Disclosure Statement with Respect to First Modified Third Amended Joint Chapter 11 Plan of Reorganization for Ampex Corporation and its Affiliated Debtors, dated July 14, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 14, 2008 and incorporated herein by reference).

2.4	Order Confirming First Modified Third Amended Joint Chapter 11 Plan of Reorganization for Ampex Corporation and its Affiliated Debtors, dated July 31, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2008 and incorporated herein by reference).

2.5	Joinder to Plan Support Agreement dated as of March 30, 2008 among the Company, Hillside Capital Incorporated, Credit Suisse Asset Management LLC and GMAM Investment Funds Trust II, on behalf of which DDJ Capital Management LLC acts as investment manager, executed and delivered by Prudential Investment Management Inc. as of April 28, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 30, 2008 and incorporated herein by reference).

2.6	Plan Support Agreement dated as of July 9, 2008 among Debtors and the Committee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 14, 2008 and incorporated herein by reference).

31.1*	Chief Executive Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

31.2*	Chief Financial Officer certification pursuant to Rules 13a – 14(a) and 15d – 14(a) of the Exchange Act.

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.